Form 10-K
period 2017-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2018-02-26
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission file number: 001-32550

WESTERN ALLIANCE BANCORPORATION
(Exact name of registrant as specified in its charter)

Delaware	88-0365922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One E. Washington Street Suite 1400, Phoenix, AZ	85004
(Address of principal executive offices)	(Zip Code)
(602) 389-3500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	New York Stock Exchange

6.25% Subordinated Debentures due 2056	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $4.79 billion based on the June 30, 2017 closing price of said stock on the New York Stock Exchange ($49.20 per share).
As of February 16, 2018, Western Alliance Bancorporation had 105,666,960 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ENTITIES / DIVISIONS:
AAB	Alliance Association Bank	HFF	Hotel Franchise Finance
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WA PWI, LLC	Western Alliance Public Welfare Investments, LLC
Company	Western Alliance Bancorporation and subsidiaries	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	FVO	Fair Value Option
ALCO	Asset and Liability Management Committee	GAAP	U.S. Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	GLBA	Gramm-Leach-Bliley Act
AOCI	Accumulated Other Comprehensive Income	GSE	Government-Sponsored Enterprise
ASC	Accounting Standards Codification	HFI	Held for Investment
ASU	Accounting Standards Update	HFS	Held for Sale
ATM	At-the-Market	HTM	Held-to-Maturity
Basel III	Banking Supervision's December 2010 final capital framework	ICS	Insured Cash Sweep Service
Basel Committee	Basel Committee on Banking Supervision	IRC	Internal Revenue Code
BHCA	Bank Holding Company Act of 1956	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
BOLI	Bank Owned Life Insurance	LIHTC	Low-Income Housing Tax Credit
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	MBS	Mortgage-Backed Securities
Capital Rules	The FRB, the OCC, and the FDIC 2013 approved final rules	MLC	Management Loan Committee
CDARS	Certificate Deposit Account Registry Service	MOU	Memorandum of Understanding
CDO	Collateralized Debt Obligation	NBL	National Business Lines
CECL	Current Expected Credit Loss	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CET1	Common Equity Tier 1	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	NYSE	New York Stock Exchange
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
CMO	Collateralized Debt Obligation	OCI	Other Comprehensive Income
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OFAC	Office of Foreign Asset Control
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
DIF	FDIC's Deposit Insurance Fund	PCI	Purchased Credit Impaired
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBA	Small Business Administration
EPS	Earnings per share	SBIC	Small Business Investment Company
EVE	Economic Value of Equity	SBLF	Small Business Lending Fund
Exchange Act	Securities Exchange Act of 1934, as amended	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SERP	Supplemental Executive Retirement Plan
FCRA	Fair Credit Reporting Act of 1971	SLC	Senior Loan Committee
FDIA	Federal Deposit Insurance Act	SSAE	Statement on Standards for Attestation Engagements
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank	TEB	Tax Equivalent Basis
FICO	The Financing Corporation	TSR	Total Shareholder Return
FRB	Federal Reserve Bank	XBRL	eXtensible Business Reporting Language

Item 1.	Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has two non-bank subsidiaries, LVSP, which holds and manages certain non-performing loans and OREO and a captive insurance company formed and licensed under the laws of the State of Arizona, CS Insurance Company. CS Insurance Company was established as part of the Company's overall enterprise risk management strategy.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 9. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2017, WAL has the following bank subsidiary:

Bank Name	Headquarters	Number of Locations	Location Cities	Total Assets	Net Loans	Deposits
				(in millions)
Western Alliance Bank	Phoenix, Arizona	47	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$20,404.0	$14,951.1	$17,231.5
			Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
			California: Beverly Hills, Carlsbad, Costa Mesa, La Mesa, Los Angeles, Menlo Park, Oakland, Palo Alto, Pleasanton, San Diego, San Francisco, and San Jose
			Other: Atlanta, Georgia; Boston, Massachusetts; and Reston, Virginia
WAB also has the following significant wholly-owned subsidiaries:

•	Western Alliance Business Trust holds certain investment securities, municipal and non-profit loans, and leases.

•	WA PWI, LLC holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.

•	BW Real Estate, Inc. operates as a real estate investment trust and holds certain real estate loans and related securities.
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

Net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segments to the extent that the amounts are directly attributable to those segments. Net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. Net income amounts for each reportable segment are further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, average loan balances, and average deposit balances. Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.
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
CRE: Loans to finance the purchase or refinancing of CRE for investors (non-owner occupied) or owner-occupants make up the majority of the Company's loan portfolio. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. As of December 31, 2017 and 2016, 36% of the Company's CRE loans were owner-occupied. Owner-occupied CRE loans are loans secured by owner-occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.
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
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include: home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes. The Company also purchases residential mortgage loans originated by unaffiliated third parties, including related servicing rights and responsibilities.

At December 31, 2017, the Company's loan portfolio totaled $15.09 billion, or approximately 74% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio as of the periods presented:

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial and industrial	$6,841,381	45.3%	$5,855,786	44.4%
Commercial real estate - non-owner occupied	3,904,011	25.9	3,543,956	26.9
Commercial real estate - owner occupied	2,241,613	14.9	2,013,276	15.2
Construction and land development	1,632,204	10.8	1,478,114	11.2
Residential real estate	425,940	2.8	259,432	2.0
Consumer	48,786	0.3	38,963	0.3
Loans, net of deferred loan fees and costs	$15,093,935	100.0%	$13,189,527	100.0%
Allowance for credit losses	(140,050)		(124,704)
Total loans HFI	$14,953,885		$13,064,823
The Company had no HFS loans as of December 31, 2017, compared to $18.9 million of HFS loans as of December 31, 2016. For additional information concerning loans, see "Note 3. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans discussions" in Item 7 of this Form 10-K.
The Company adheres to a specific set of credit standards within its banking subsidiary that are intended to ensure the proper management of credit risk. Furthermore, the Bank's senior management team plays an active role in monitoring compliance with such standards.
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The WAB BOD approves all material changes to loan policy, as well as lending limit authorities. The Bank's lending policies generally incorporate consistent underwriting standards across all geographic regions in which the Bank operates, customized as necessary to conform to state law and local market conditions. The Bank's credit culture has enabled management to identify troubled credits early, allowing management to take corrective action when necessary.
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
Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits, which are based on commitment amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2017:

	Percent of Total Capital
	Policy Limit	Actual
CRE	435%	250%
Commercial and industrial	400	278
Construction and land development	85	66
Residential real estate	100	17
Consumer	5	2
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
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines that ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets resulted from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent impaired loans every twelve months. The net gain on sales / valuations of repossessed and other assets was $0.1 million, $0.1 million, and $2.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Losses may be experienced in future periods.
Criticized Assets
Federal bank regulators require banks to classify its assets on a regular basis. In addition, in connection with their examinations of the Bank, examiners have authority to identify problem assets and, if appropriate, re-classify them. A loan grade of six from the Company's internal loan grading system is utilized to identify potential problem assets and loans grades seven through nine are utilized to identify actual problem assets.
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
Investment Activities
WAB and WAL have an investment policy, which was approved by their respective BODs. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with the Company's interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All investment transactions for the Bank and for the holding company were reviewed by the ALCO and BOD.
Generally, the Company's investment policy limits new securities investments to the following: securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, direct obligations of Ginnie Mae, USDA and SBA loans; MBS or CMO issued by a GSE, such as Fannie Mae or Freddie Mac; debt securities issued by a GSE, such as Fannie Mae, Freddie Mac, and the FHLB; tax-exempt securities with a rating of “Single-A” or higher; preferred stock where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; investment grade corporate bond mutual funds; private label collateralized mortgage obligations with a single rating of “AA” or higher; commercial mortgage-backed securities with a rating of “AAA;” low income housing development bonds; and mandatory purchases of equity securities of the FRB and FHLB. Preferred stock holdings are limited to no more than 10% of the Bank’s Common Equity Tier 1; tax-exempt securities are limited to no more than 5% of the Bank's assets; investment grade corporate bond mutual funds are limited to no more than 5% of the Bank's Tier 1 capital; corporate debt holdings are limited to no more than 2.5% of the Bank’s assets; and commercial mortgage-backed securities are limited to an aggregate purchase limit of $50 million.
The Company no longer purchases (although it may continue to hold previously acquired) CDOs. The Company's policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
As of December 31, 2017, the majority of the Company's investment securities are classified as AFS or HTM pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. AFS securities are reported at fair value in accordance with Topic 820, Fair Value Measurements and Disclosures.

As of December 31, 2017, the Company's investment securities portfolio totals $3.75 billion, representing approximately 18.5% of the Company's total assets, with the majority of the portfolio invested in AAA/AA+ rated securities. The average duration of the Company's investment securities is 5.3 years as of December 31, 2017.
The following table summarizes the investment securities portfolio as of December 31, 2017 and 2016:

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
CDO	$21,857	0.6%	$13,490	0.5%
Commercial MBS issued by GSEs	109,077	2.9	117,792	4.4
Corporate debt securities	103,483	2.8	64,144	2.4
CRA investments	50,616	1.3	37,113	1.4
Preferred stock	53,196	1.4	94,662	3.5
Private label residential MBS	868,524	23.1	433,685	16.0
Residential MBS issued by GSEs	1,689,295	45.0	1,356,258	50.1
Tax-exempt	765,960	20.4	500,312	18.5
Trust preferred securities	28,617	0.8	26,532	1.0
U.S. government sponsored agency securities	61,462	1.6	56,022	2.1
U.S. treasury securities	2,482	0.1	2,502	0.1
Total investment securities	$3,754,569	100.0%	$2,702,512	100.0%
As of December 31, 2017 and 2016, the Company has an investment in BOLI of $167.8 million and $164.5 million, respectively. The BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2017, the deposit portfolio was comprised of 44% non-interest bearing deposits and 56% interest-bearing deposits.
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
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, internal pricing decisions, perceived stability of financial institutions and competition. The Company’s deposits are primarily obtained from communities surrounding its offices or from established relationships. In order to attract and retain deposits, the Company relies on providing quality service and introducing new products and services that meet the needs of its customers.
In 2017, the Bank's deposit rates were determined through an internal oversight process under the direction of its ALCO. The Bank considers a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.

The following table shows the Company's deposit composition:

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(in thousands)
Non-interest-bearing demand deposits	$7,433,962	43.9%	$5,632,926	38.7%
Interest-bearing transaction accounts	1,586,209	9.3	1,346,718	9.3
Savings and money market accounts	6,330,977	37.3	6,120,877	42.0
Time certificates of deposit ($250,000 or more)	713,654	4.2	609,678	4.2
Other time deposits	907,730	5.3	839,664	5.8
Total deposits	$16,972,532	100.0%	$14,549,863	100.0%
Although the Company does not pay interest to depositors of non-interest bearing accounts, earnings credits are awarded to some account holders, which offset charges incurred by account holders for other services.
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
Other Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including: internet banking, wire transfers, electronic bill payment and presentment, lock box services, courier, and cash management services.
Customer, Product, and Geographic Concentrations
Approximately 52% and 53% of the Company's loan portfolio at December 31, 2017 and 2016, respectively, consisted of CRE-secured loans, including CRE loans, and construction and land development loans. The Company’s business is concentrated primarily in the Las Vegas, Los Angeles, Phoenix, Reno, San Francisco, San Jose, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies.
The Company's lending activities, including those within its NBLs, are driven in large part by the customers served in the market areas where the Company has offices in the states of Arizona, Nevada and California. The following table presents a breakout of the in-footprint and out of footprint distribution of loans:

	December 31, 2017			December 31, 2016
	In-Footprint	Out-of-Footprint	Total	In-Footprint	Out-of-Footprint	Total
Arizona	19.8%	2.2%	22.0%	20.7%	1.7%	22.4%
Nevada	12.1	0.1	12.2	13.0	0.1	13.1
Southern California	12.7	0.1	12.8	13.0	0.4	13.4
Northern California	7.8	0.6	8.4	7.9	0.4	8.3
HOA Services	0.2	0.9	1.1	0.2	0.7	0.9
Hotel Franchise Finance	0.8	8.0	8.8	1.0	8.8	9.8
Public & Nonprofit Finance	9.5	1.0	10.5	9.8	1.2	11.0
Technology & Innovation	2.7	4.6	7.3	2.8	4.8	7.6
Other NBLs	6.2	10.7	16.9	6.0	7.5	13.5
Total	71.8%	28.2%	100.0%	74.4%	25.6%	100.0%
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
Employees
As of December 31, 2017, the Company has 1,725 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
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
The Company is located in areas in which economic growth is largely dependent on the real estate market, and a majority of the Company’s loan portfolio is secured by or otherwise dependent on real estate. The market for real estate is cyclical and the outlook for this sector is uncertain. A decline in real estate activity would likely cause a decline in asset and deposit growth and negatively impact the Company’s earnings and financial condition.
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
Due to the inherent risk associated with accounting estimates, the Company’s allowance for loan losses may be insufficient, which could require the Company to raise additional capital or otherwise adversely affect the Company’s financial condition and results of operations.
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
At December 31, 2017, the Company's allowance for credit losses is $140.1 million. Deterioration in the real estate market or general economic conditions could affect the ability of the Company’s loan customers to service their debt, which could result in additional loan provisions and increases in the Company’s allowance for credit losses. In addition, the Company may be required to record additional loan provisions or increase the Company’s allowance for credit losses based on new information regarding existing loans, input from regulators in connection with their review of the Company’s allowance, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, and other factors, both within and outside of the Company’s management’s control. Moreover, because future events are uncertain and because the Company may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
Recent changes to the FASB accounting standards will result in a significant change to the Company’s recognition of credit losses and may materially impact the Company’s financial condition or results of operations.
In June 2016, the FASB issued an ASU, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss model for recognizing credit losses with an expected loss model referred to as the CECL model, and which goes into effect for the Company on January 1, 2020. Under the incurred loss model, the Company delays recognition of losses until it is probable that a loss has been incurred. The CECL model represents a dramatic departure from the incurred loss model.  The CECL model will require the Company to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. Additionally, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on current conditions, information about past events, including historical experience, and reasonable and supportable forecasts that impact the collectability of the reported amount. As such, the CECL model will materially impact how the Company determines its ALLL and may require the Company to significantly increase its ALLL.  Furthermore, the Company’s ALLL may experience more fluctuations, some of which may be significant. Were the Company required to significantly increase its ALLL, it may negatively impact the Company’s business, earnings, financial condition and results of operations. The Company is currently preparing for the new CECL model and evaluating its impact on the Company’s accounting. While the Company cannot yet determine how significantly transitioning to the CECL model will impact its ALLL, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016, the Company expects the new CECL model will require the Company to recognize a one-time cumulative adjustment to the Company’s ALLL in order to fully transition from the incurred loss model to the CECL model.

The Company could be subject to tax audits, challenges to its tax positions, or adverse changes or interpretations of tax laws.
The Company is subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining the Company’s effective tax rate and in evaluating its tax positions. The Company’s determination of its tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect the Company’s effective tax rate, tax payments or financial condition.
Recently enacted U.S. tax legislation made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. The implementation and evaluation of these changes may require significant judgment and substantial planning on behalf of the Company. These judgments and plans may require the Company to take new and different tax positions that if challenged could adversely affect the Company’s effective tax rate, tax payments or financial condition.
In addition, the new tax legislation remains subject to potential amendments, technical corrections, and further regulatory guidance and interpretation, any of which could lessen or increase certain adverse impacts on the Company. Furthermore, as the new tax legislation goes into effect, future changes may occur at the federal or state level that could result in unfavorable adjustments to the Company’s tax liability.
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
The Company’s financial instruments expose the Company to certain market risks and may increase the volatility of earnings and AOCI.
The Company holds certain financial instruments measured at fair value. For those financial instruments measured at fair value, the Company is required to recognize the changes in the fair value of such instruments in earnings or AOCI each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond the Company’s control, including the Company’s credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, the Company is subject to mark-to-market risk and the application of fair value accounting may cause the Company’s earnings and AOCI to be more volatile than would be suggested by the Company’s underlying performance.
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

From time to time, the Company has utilized borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2017, the Company has borrowings from the FHLB of San Francisco of $390.0 million and none from the FRB. In the past, the Company has utilized borrowings from the FHLB of San Francisco and the FRB to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of its collateral pledged to these entities. These lenders could reduce the Company’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.
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
The Company also faces the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate the Company’s business activities, including vendors, exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, the Company’s operational systems, data or infrastructure. In addition, the Company may be at risk of an operational failure with respect to its customers’ systems. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of many of the Company’s business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.
The Company maintains insurance policies that it believes provide reasonable coverage at a manageable expense for an institution of the Company’s size and scope with similar technological systems. However, the Company cannot assure that these policies will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should the Company experience any one or more of its or a third party’s systems failing or experiencing an attack.
The Company relies on third parties to provide key components of its business infrastructure.
The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third party vendors also could create significant delays and expense. Any of these things could adversely affect the Company’s business and financial performance.
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
The Company continually evaluates expansion through acquisitions of banks and other financial businesses. Like previous acquisitions by the Company, any future acquisitions will be accompanied by risks commonly encountered in such transactions, including, among other things:

•	time and expense incurred while identifying, evaluating and negotiating potential acquisitions and transactions;

•	difficulty in accurately estimating the value of target companies or assets and in evaluating target companies or assets’ credit, operations, management, and market risks;

•	potential payment of a premium over book and market values that may cause dilution of the Company’s tangible book value or earnings per share;

•	exposure to unknown or contingent liabilities of the target company;

•	potential exposure to asset quality issues of the target company;

•	difficulty of integrating the operations and personnel;

•	potential disruption of the Company’s ongoing business;

•	failure to retain key personnel at the acquired business;

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
The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Potential regulatory enforcement actions could also adversely affect the Company's ability to engage in certain acquisition activities. The Company’s inability to overcome the risks inherent in the successful completion and integration of acquisitions could have an adverse effect on the achievement of the Company's business strategy.
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
The banking business in the Company’s primary market areas is very competitive, and the level of competition facing the Company may increase further, which may limit its asset growth and financial results. In particular, the Company's predominate source of revenue is net interest income from its loan portfolio. Therefore, if the Company is unable to compete effectively, including sustaining loan and deposit growth at its historical levels, its business and results of operations may be adversely affected.
The Company’s success is dependent upon its ability to recruit and retain qualified employees, including members of its divisional and business line leadership and management teams.
The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, the Company’s relative success to date has been partly the result of its management’s ability to identify and retain highly qualified employees in both administrative support roles, as well as those with expertise in certain specialty areas, or that have long-standing relationships in their communities. These professionals bring with them valuable knowledge, specialized skills and expertise, and customer relationships and have been an integral part of the Company’s ability to attract deposits and to expand its market share.
Additionally, as part of the Company's strategy, the Company depends on divisional and business line leadership and management teams in each of its significant geographic locations. In addition to their skills and experience as bankers, these persons provide the Company with extensive ties within markets upon which the Company’s competitive strategy is based.

The Company’s ability to retain these highly qualified and motivated persons may be hindered by the fact that it has not entered into employment agreements with most of them. The Company incentivizes employee retention through its equity incentive plans; however, the Company cannot guarantee the effectiveness of its equity incentive plans in retaining these key employees and executives. Were the Company to lose key employees, it may not be able to replace them with equally qualified persons who bring the same knowledge of and ties to the communities and markets within which the Company operates. If the Company is unable to hire or retain qualified employees, it may not be able to successfully execute its business strategy or may incur additional costs to achieve its objectives.
The Company could be harmed if its succession planning is inadequate to mitigate the loss of key members of its senior management team.
The Company believes that its senior management team, including, but not limited to, Robert Sarver, Chairman and CEO, have contributed greatly to its performance. Mr. Sarver is currently in the process of transitioning to a new role as Executive Chairman, and the current President, Kenneth Vecchione, will become the CEO on April 1, 2018. In addition, the Company from time to time experiences retirements and other changes to its senior management team, including the recent appointment of James Haught as President of the Company effective April 1, 2018. The Company's future performance depends on a smooth transition of its senior management, including finding and training highly qualified replacements who are properly equipped to lead the Company. The Company has adopted retention strategies, including equity awards, from which its senior management team benefits in order to achieve its goals, and employment agreements with each of Messrs. Vecchione and Haught. However, the Company cannot assure its succession planning and retention strategies will be effective. The loss of senior management, particularly during this transition period, could have an adverse effect on the Company’s business.
The Company's risk management practices may prove to be inadequate or not fully effective.
The Company's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established policies and procedures intended to identify, monitor, and manage the types of risk to which it is subject, including, but not limited to, credit risk, market risk, liquidity risk, operational risk, compliance risk, and reputational risk. A BOD level risk committee approves and reviews the Company's risk management policies and oversees operation of the Company's risk management framework. Although the Company has devoted significant resources to developing its risk management policies and procedures and expects to continue to do so in the future, these policies and procedures, as well as the Company's risk management techniques, may not be fully effective. In addition, as regulations and the markets in which the Company operates continue to evolve, the Company's risk management framework may not always keep sufficient pace with those changes. If the Company's risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses and could be materially adversely affected. Management of the Company's risks in some cases depends upon the use of analytical and/or forecasting models. If the models the Company uses to mitigate these risks are inadequate, or are subject to ineffective governance policies, the Company may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified, or mitigated.

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
The markets in which the Company operates are subject to the risk of both natural and manmade disasters.
Many of the real and personal properties securing the Company's loans are located in California. California recently experienced significant wildfires and mudslides causing significant damage throughout the state. While these wildfires and mudslides did not significantly damage the Company's own properties, it is possible that its borrowers may experience losses as a result of these natural disasters, which may materially impair their ability to meet the terms of their obligations. California is also prone to other natural disasters, including, but not limited to drought, earthquakes, and flooding. Moreover, due to changes in the international political climate, it has been made known that were a foreign nation, such as North Korea, to attack the United States, it would likely target the state of California. Additional significant natural or manmade disasters in the state of California or in the Company's other markets could lead to damage or injury to the Company's own properties and/or employees, and could increase the risk that many of its borrowers may experience losses or sustained job interruption, which may materially impair their ability to meet the terms of their loan obligations. Therefore, additional natural disasters, manmade disaster or catastrophic event, or a combination of these or other factors, in any of the Company's markets could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
Risks Related to the Banking Industry
The Company operates in a highly regulated environment and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation, and accounting principles, or changes in them, or the Company’s failure to comply with them, may adversely affect the Company.
The Company is subject to extensive regulation, supervision, and legislation that govern almost all aspects of its operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, require monitoring and reporting of suspicious activity, limit the dividends or distributions that WAB can pay to the Company or that the Company can pay to its stockholders, restrict the ability of affiliates to guarantee the Company’s debt, impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Company’s capital than GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. To the extent the Company continues to grow larger and become more complex, regulatory oversight and risk and the cost of compliance will likely increase, which may adversely affect the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation” included in this Form 10-K for a more detailed summary of the regulations and supervision to which the Company are subject.

Changes to the legal and regulatory framework governing the Company’s operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which the Company operates. In general, bank regulators have increased their focus on risk management and regulatory compliance, and the Company expects this focus to continue. Additional compliance requirements may be costly to implement, may require additional compliance personnel, and may limit the Company’s ability to offer competitive products to its customers.
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
If the Company were unable to comply with regulatory directives in the future, or if the Company were unable to comply with the terms of any future supervisory requirements to which the Company may become subject, then it could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If the Company’s regulators were to take such supervisory actions, then the Company could, among other things, become subject to restrictions on its ability to make acquisition and develop any new business, as well as restrictions on its existing business, and the Company could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event WAB was ultimately unable to comply with the terms of a regulatory enforcement action, it could ultimately fail and be placed into receivership by the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on the Company’s business, operating flexibility, and financial condition.
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
Approximately 54% of the Company’s loan portfolio at December 31, 2017 was secured by real estate. In the course of the Company’s business, the Company may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect the Company’s business and prospects.
Risks Related to the Company's Common Stock
The price of the Company’s common stock may fluctuate significantly in the future.
The price of the Company’s common stock on New York Stock Exchange constantly changes, and has increased substantially since the U.S. Presidential Election in November 2016. The Company expects that the market price of its common stock will continue to fluctuate and there can be no assurances about the market price for its common stock.
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

•
changes in national and global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and

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
The Company may from time to time issue debt securities, borrow money through other means, or issue preferred stock. From time to time the Company borrows money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2017, the Company had outstanding $175,000,000 of 6.25% subordinated debentures with a maturity date of July 1, 2056, and WAB had outstanding $150,000,000 aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2025. All of these securities or borrowings have priority over the common stock in a liquidation, which could affect the market price of the Company’s stock.
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
At December 31, 2017, the Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 38 domestic branch locations, which includes 6 executive and administrative offices, 20 of these locations are owned and 18 are leased.  The Company also has 8 loan production offices. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada.  See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 4. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.

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
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2017 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2017 Quarters				2016 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$60.25	$53.79	$50.60	$53.84	$50.72	$38.55	$38.36	$35.42
Low	51.82	44.83	44.64	45.16	35.56	30.69	29.72	26.60
Holders
At December 31, 2017, there were approximately 1,499 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
WAL is a legal entity separate and distinct from its subsidiaries. As a holding company with limited significant assets other than the capital stock of its subsidiaries, WAL's ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from its subsidiaries. The Company's subsidiaries ability to pay dividends to WAL is subject to, among other things, their individual earnings, financial condition, and need for funds, as well as federal and state governmental policies and regulations applicable to WAL and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. In addition, the terms and conditions of other securities the Company issues may restrict its ability to pay dividends to holders of the Company's common stock. For example, if any required payments on outstanding trust preferred securities are not made, WAL would be prohibited from paying cash dividends on its common stock. WAL has never paid a cash dividend on its common stock and currently has no plans to pay dividends in the future.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs(2)
10/1/2017 through 10/31/2017	1,499	$56.25	—	$—
11/1/2017 through 11/30/2017	92	53.42	—	—
12/1/2017 through 12/31/2017	1,361	58.17	—	—
Total	2,952	$57.05	—	$—

(1)
All shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)	The Company has not announced a repurchase plan relating to its common stock.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2012 and reinvestment of dividends.

Item 6.	Selected Financial Data.
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Results of Operations:
Interest income	$845,513	$700,506	$525,144	$416,379	$362,655
Interest expense	60,849	43,293	32,568	31,486	29,760
Net interest income	784,664	657,213	492,576	384,893	332,895
Provision for credit losses	17,250	8,000	3,200	4,726	13,220
Net interest income after provision for credit losses	767,414	649,213	489,376	380,167	319,675
Non-interest income	45,344	42,915	29,768	24,651	22,197
Non-interest expense	360,941	330,949	260,606	207,319	196,216
Income from continuing operations before provision for income taxes	451,817	361,179	258,538	197,499	145,656
Income tax expense	126,325	101,381	64,294	48,390	29,830
Income from continuing operations	325,492	259,798	194,244	149,109	115,826
Loss from discontinued operations, net of tax	—	—	—	(1,158)	(861)
Net income	$325,492	$259,798	$194,244	$147,951	$114,965

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Per Share Data:
Earnings per share available to common stockholders - basic	$3.12	$2.52	$2.05	$1.69	$1.33
Earnings per share available to common stockholders - diluted	3.10	2.50	2.03	1.67	1.31
Earnings per share from continuing operations - basic	3.12	2.52	2.05	1.70	1.34
Earnings per share from continuing operations - diluted	3.10	2.50	2.03	1.69	1.32
Book value per common share	21.14	18.00	15.44	10.49	8.20
Tangible book value per share (1)	18.31	15.17	12.54	10.21	7.90
Shares outstanding at period end	105,487	105,071	103,087	88,691	87,186
Weighted average shares outstanding - basic	104,179	103,042	94,570	86,693	85,682
Weighted average shares outstanding - diluted	104,997	103,843	95,219	87,506	86,541
Selected Balance Sheet Data:
Cash and cash equivalents	$416,768	$284,491	$224,640	$164,396	$305,514
Investment securities and money market investments	3,754,569	2,702,512	1,984,126	1,522,546	1,659,370
Loans, net of deferred loan fees and costs	15,093,935	13,208,436	11,136,663	8,398,265	6,801,415
Allowance for credit losses	140,050	124,704	119,068	110,216	100,050
Total assets	20,329,085	17,200,842	14,275,089	10,600,498	9,307,342
Total deposits	16,972,532	14,549,863	12,030,624	8,931,043	7,838,205
Other borrowings	390,000	80,000	150,000	390,263	341,096
Qualifying debt	376,905	367,937	210,328	40,437	41,858
Total stockholders' equity	2,229,698	1,891,529	1,591,502	1,000,928	855,498
Selected Other Balance Sheet Data:
Average assets	$18,869,553	$16,134,263	$12,420,803	$9,891,109	$8,500,324
Average earning assets	17,770,939	15,117,364	11,621,977	9,270,465	7,887,584
Average stockholders' equity	2,079,287	1,770,914	1,323,952	964,131	798,497
Selected Financial and Liquidity Ratios:
Return on average assets	1.72%	1.61%	1.56%	1.50%	1.35%
Return on average tangible common equity (1)	18.31	17.71	17.83	18.52	18.28
Net interest margin	4.65	4.58	4.51	4.42	4.39
Loan to deposit ratio	88.93	90.78	92.57	94.03	86.77
Capital Ratios:
Tier 1 leverage ratio	10.3%	9.9%	9.8%	9.7%	9.8%
Tier 1 capital ratio	10.8	10.5	10.2	10.5	11.1
Total capital ratio	13.3	13.2	12.2	11.7	12.4
Average equity to average assets	11.0	11.0	10.7	9.7	9.4
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.01%	0.02%	(0.06)%	(0.07)%	0.14%
Non-accrual loans to gross organic loans	0.29	0.31	0.44	0.81	1.11
Non-accrual loans and repossessed assets to total assets	0.36	0.51	0.65	1.18	1.53
Loans past due 90 days or more and still accruing to gross loans	0.00	0.01	0.03	0.06	0.02
Allowance for credit losses to gross loans	0.93	0.95	1.07	1.31	1.47
Allowance for credit losses to non-accrual loans	318.84	309.65	246.10	162.90	132.20
1 See Non-GAAP Financial Measures section beginning on page 31.

Item 7.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
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
Financial Result Highlights of 2017

•	Net income available to common stockholders of $325.5 million for 2017, compared to $259.8 million for 2016

•	Diluted earnings per share of $3.10 for 2017, compared to $2.50 per share for 2016

•	Net operating revenue of $827.7 million, constituting year-over-year growth of 18.4%, or $128.6 million, compared to an increase in operating non-interest expenses of 13.3%, or $42.4 million[1]

•	Operating PPNR increased $86.2 million to $466.6 million, compared to $380.4 million in 2016[1]

•	Income tax expense increased $24.9 million to $126.3 million, compared to $101.4 million in 2016

•	Total loans of $15.09 billion, up $1.89 billion from December 31, 2016

•	Total deposits of $16.97 billion, up $2.42 billion from December 31, 2016

•	Stockholders' equity of $2.23 billion, an increase of $338.2 million from December 31, 2016

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.36% of total assets, from 0.51% at December 31, 2016

•	Net loan charge-offs to average loans outstanding of 0.01% for 2017, compared to 0.02% for 2016

•	Net interest margin of 4.65% in 2017, compared to 4.58% in 2016

•	Return on average assets of 1.72% for 2017, compared to 1.61% for 2016

•	Tangible common equity ratio of 9.6%, compared to 9.4% at December 31, 2016[1]

•	Tangible book value per share, net of tax, of $18.31, an increase of 20.7% from $15.17 at December 31, 2016[1]

•	Operating efficiency ratio of 41.5% in 2017, compared to 43.4% in 2016[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2017.

1 See Non-GAAP Financial Measures section beginning on page 31.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share amounts)
Net income available to common stockholders	$325,492	$259,798	$193,494
Earnings per share available to common stockholders - basic	3.12	2.52	2.05
Earnings per share available to common stockholders - diluted	3.10	2.50	2.03
Return on average assets	1.72%	1.61%	1.56%
Return on average tangible common equity (1)	18.31	17.71	17.83
Net interest margin	4.65	4.58	4.51
Operating efficiency ratio (1)	41.51	43.42	45.85

	December 31,
	2017	2016
	(in thousands)
Total assets	$20,329,085	$17,200,842
Total loans, net of deferred loan fees and costs	15,093,935	13,208,436
Securities and money market investments	3,754,569	2,702,512
Total deposits	16,972,532	14,549,863
Borrowings	390,000	80,000
Qualifying debt	376,905	367,937
Stockholders' equity	2,229,698	1,891,529
Tangible common equity, net of tax (1)	1,931,648	1,593,584
1 See Non-GAAP Financial Measures section beginning on page 31.
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

	At or for the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Non-accrual loans	$43,925	$40,272	$48,381
Repossessed assets	28,540	47,815	43,942
Non-performing assets	114,939	142,791	166,058
Loans past due 90 days and still accruing	43	1,067	3,028
Non-accrual loans to gross organic loans	0.29%	0.31%	0.44%
Nonaccrual and repossessed assets to total assets	0.36	0.51	0.65
Loans past due 90 days and still accruing to gross loans	0.00	0.01	0.03
Allowance for credit losses to gross loans	0.93	0.94	1.07
Allowance for credit losses to non-accrual loans	318.84	309.65	246.10
Net charge-offs (recoveries) to average loans outstanding	0.01	0.02	(0.06)

Asset and Liability Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $20.33 billion at December 31, 2017 from $17.20 billion at December 31, 2016. The increase in total assets of $3.13 billion, or 18.2% relates primarily to organic loan growth of $1.89 billion and an increase in cash and cash equivalents and investment securities of $1.18 billion resulting from increased deposits. Total loans, including HFS loans, increased by $1.89 billion, or 14.3%, to $15.09 billion as of December 31, 2017, compared to $13.21 billion as of December 31, 2016. Total deposits increased $2.42 billion, or 16.7%, to $16.97 billion as of December 31, 2017 from $14.55 billion as of December 31, 2016.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2017	2016	(Decrease)	2016	2015	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$845,513	$700,506	$145,007	$700,506	$525,144	$175,362
Interest expense	60,849	43,293	17,556	43,293	32,568	10,725
Net interest income	784,664	657,213	127,451	657,213	492,576	164,637
Provision for credit losses	17,250	8,000	9,250	8,000	3,200	4,800
Net interest income after provision for credit losses	767,414	649,213	118,201	649,213	489,376	159,837
Non-interest income	45,344	42,915	2,429	42,915	29,768	13,147
Non-interest expense	360,941	330,949	29,992	330,949	260,606	70,343
Income before provision for income taxes	451,817	361,179	90,638	361,179	258,538	102,641
Income tax expense	126,325	101,381	24,944	101,381	64,294	37,087
Net income	325,492	259,798	65,694	259,798	194,244	65,554
Net income available to common stockholders	$325,492	$259,798	$65,694	$259,798	$193,494	$66,304
Earnings per share available to common stockholders - basic	$3.12	$2.52	$0.60	$2.52	$2.05	$0.47
Earnings per share available to common stockholders - diluted	$3.10	$2.50	$0.60	$2.50	$2.03	$0.47
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

The following table shows the components of operating PPNR for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total non-interest income	$45,344	$42,915	$29,768
Less:
Gain (loss) on sales of investment securities, net (1)	2,343	1,059	615
Unrealized (losses) gains on assets and liabilities measured at fair value, net (1)	(1)	8	47
(Loss) on extinguishment of debt (1)	—	—	(81)
Total operating non-interest income	43,002	41,848	29,187
Plus: net interest income	784,664	657,213	492,576
Net operating revenue	$827,666	$699,061	$521,763

Total non-interest expense	$360,941	$330,949	$260,606
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(80)	(125)	(2,070)
Acquisition / restructure expense (1)	—	12,412	8,836
Total operating non-interest expense	$361,021	$318,662	$253,840

Operating pre-provision net revenue (2)	$466,645	$380,399	$267,923
Plus:
Non-operating revenue adjustments	2,342	1,067	581
Less:
Provision for credit losses	17,250	8,000	3,200
Non-operating expense adjustments	(80)	12,287	6,766
Income before provision for income taxes	451,817	361,179	258,538
Income tax expense	126,325	101,381	64,294
Net income	$325,492	$259,798	$194,244

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.
(2)    There were no adjustments made for non-recurring items during the years ended December 31, 2017, 2016, and 2015.

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

	December 31,
	2017	2016
	(dollars and shares in thousands)
Total stockholders' equity	$2,229,698	$1,891,529
Less: goodwill and intangible assets	300,748	302,894
Total tangible stockholders' equity	1,928,950	1,588,635
Plus: deferred tax - attributed to intangible assets	2,698	4,949
Total tangible common equity, net of tax	$1,931,648	$1,593,584

Total assets	$20,329,085	$17,200,842
Less: goodwill and intangible assets, net	300,748	302,894
Tangible assets	20,028,337	16,897,948
Plus: deferred tax - attributed to intangible assets	2,698	4,949
Total tangible assets, net of tax	$20,031,035	$16,902,897

Tangible equity ratio	9.6%	9.4%
Tangible common equity ratio	9.6	9.4
Common shares outstanding	105,487	105,071
Tangible book value per share, net of tax	$18.31	$15.17
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Total operating non-interest expense	$361,021	$318,662	$253,840

Divided by:
Total net interest income	$784,664	$657,213	$492,576
Plus:
Tax equivalent interest adjustment	41,989	34,902	31,883
Operating non-interest income	43,002	41,848	29,187
Net operating revenue - TEB	$869,655	$733,963	$553,646

Operating efficiency ratio - TEB	41.5%	43.4%	45.8%

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

	December 31,
	2017	2016
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,229,698	$1,891,529
Less:
Non-qualifying goodwill and intangibles	296,421	294,754
Disallowed deferred tax asset	638	1,400
AOCI related adjustments	(9,496)	(13,460)
Unrealized gain on changes in fair value liabilities	7,785	8,118
Common Equity Tier 1	$1,934,350	$1,600,717
Divided by: Risk-weighted assets	$18,569,608	$15,980,092
Common Equity Tier 1 ratio	10.4%	10.0%

Common Equity Tier 1	$1,934,350	$1,600,717
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	159	934
Unrealized gain on changes in fair value liabilities	1,947	5,412
Tier 1 capital	$2,013,744	$1,675,871
Divided by: Tangible average assets	$19,624,517	$16,868,674
Tier 1 leverage ratio	10.3%	9.9%

Total Capital:
Tier 1 capital	$2,013,744	$1,675,871
Plus:
Subordinated debt	301,020	299,927
Qualifying allowance for credit losses	140,050	124,704
Other	6,174	6,978
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$447,244	$431,609

Total capital	$2,460,988	$2,107,480

Total capital ratio	13.3%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$222,004	$211,782
Divided by:
Tier 1 capital	2,013,744	1,675,871
Plus: Allowance for credit losses	140,050	124,704
Total Tier 1 capital plus allowance for credit losses	$2,153,794	$1,800,575

Classified assets to Tier 1 capital plus allowance	10.3%	11.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$6,188,473	$311,375	5.52%	$5,426,053	$252,209	5.14%
Commercial real estate	5,663,411	318,399	5.62	5,228,944	286,149	5.47
Construction and land development	1,603,328	99,427	6.20	1,307,895	83,206	6.36
Residential real estate	339,285	16,066	4.74	289,181	13,374	4.62
Consumer	46,033	2,243	4.87	35,821	1,658	4.63
Total loans (1), (2), (3)	13,840,530	747,510	5.62	12,287,894	636,596	5.40
Securities:
Securities - taxable	2,579,585	64,043	2.48	1,789,806	39,772	2.22
Securities - tax-exempt	670,321	24,596	5.45	507,103	18,768	5.34
Total securities (1)	3,249,906	88,639	3.10	2,296,909	58,540	2.91
Other	680,503	9,364	1.38	532,561	5,370	1.01
Total interest earning assets	17,770,939	845,513	4.99	15,117,364	700,506	4.86
Non-interest earning assets
Cash and due from banks	137,537			141,789
Allowance for credit losses	(131,954)			(122,048)
Bank owned life insurance	166,054			163,596
Other assets	926,977			833,562
Total assets	$18,869,553			$16,134,263
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,467,231	$3,974	0.27%	$1,217,344	$2,231	0.18%
Savings and money market accounts	6,208,057	26,086	0.42	5,827,549	19,368	0.33
Time certificates of deposit	1,560,896	11,905	0.76	1,615,502	8,123	0.50
Total interest-bearing deposits	9,236,184	41,965	0.45	8,660,395	29,722	0.34
Short-term borrowings	63,623	611	0.96	80,727	573	0.71
Qualifying debt	371,311	18,273	4.92	290,779	12,998	4.47
Total interest-bearing liabilities	9,671,118	60,849	0.63	9,031,901	43,293	0.48
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	6,788,783			5,062,319
Other liabilities	330,365			269,129
Stockholders’ equity	2,079,287			1,770,914
Total liabilities and stockholders' equity	$18,869,553			$16,134,263
Net interest income and margin (4)		$784,664	4.65%		$657,213	4.58%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $42.0 million and $34.9 million for 2017 and 2016, respectively.

(2)	Included in the yield computation are net loan fees of $37.0 million and accretion on acquired loans of $28.2 million for 2017, compared to $28.5 million and $29.2 million for 2016, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Year Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$5,426,053	$252,209	5.14%	$4,255,046	$186,148	4.97%
Commercial real estate	5,228,944	286,149	5.47	4,123,848	217,841	5.28
Construction and land development	1,307,895	83,206	6.36	961,910	55,909	5.81
Residential real estate	289,181	13,374	4.62	306,948	15,077	4.91
Consumer	35,821	1,658	4.63	26,482	1,442	5.45
Total loans (1), (2), (3)	12,287,894	636,596	5.40	9,674,234	476,417	5.18
Securities:
Securities - taxable	1,789,806	39,772	2.22	1,268,755	28,525	2.25
Securities - tax-exempt	507,103	18,768	5.34	407,012	15,032	5.41
Total securities (1)	2,296,909	58,540	2.91	1,675,767	43,557	3.02
Other	532,561	5,370	1.01	271,976	5,170	1.90
Total interest earning assets	15,117,364	700,506	4.86	11,621,977	525,144	4.79
Non-interest earning assets
Cash and due from banks	141,789			137,923
Allowance for credit losses	(122,048)			(115,033)
Bank owned life insurance	163,596			152,288
Other assets	833,562			623,648
Total assets	$16,134,263			$12,420,803
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,217,344	$2,231	0.18%	$983,889	$1,736	0.18%
Savings and money market accounts	5,827,549	19,368	0.33	4,470,189	12,544	0.28
Time certificates of deposit	1,615,502	8,123	0.50	1,808,120	7,515	0.42
Total interest-bearing deposits	8,660,395	29,722	0.34	7,262,198	21,795	0.30
Short-term borrowings	80,727	573	0.71	185,173	4,965	2.68
Long-term debt	—	—	—	76,655	801	1.04
Qualifying debt	290,779	12,998	4.47	120,191	5,007	4.17
Total interest-bearing liabilities	9,031,901	43,293	0.48	7,644,217	32,568	0.43
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	5,062,319			3,273,138
Other liabilities	269,129			179,496
Stockholders’ equity	1,770,914			1,323,952
Total liabilities and stockholders' equity	$16,134,263			$12,420,803
Net interest income and margin (4)		$657,213	4.58%		$492,576	4.51%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $34.9 million and $31.9 million for 2016 and 2015, respectively.

(2)	Included in the yield computation are net loan fees of $28.5 million and accretion on acquired loans of $29.2 million for 2016, compared to $16.9 million and $17.1 million for 2015, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Year Ended December 31,			Year Ended December 31,
	2017 versus 2016			2016 versus 2015
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$38,362	$20,804	$59,166	$54,430	$11,631	$66,061
Commercial real estate	24,426	7,824	32,250	60,475	7,833	68,308
Construction and land development	18,320	(2,099)	16,221	22,011	5,286	27,297
Residential real estate	2,373	319	2,692	(822)	(881)	(1,703)
Consumer	498	87	585	432	(216)	216
Total loans	83,979	26,935	110,914	136,526	23,653	160,179
Securities:
Securities - taxable	19,608	4,663	24,271	11,579	(332)	11,247
Securities - tax-exempt	5,989	(161)	5,828	3,704	32	3,736
Total securities	25,597	4,502	30,099	15,283	(300)	14,983
Other	2,036	1,958	3,994	2,628	(2,428)	200
Total interest income	111,612	33,395	145,007	154,437	20,925	175,362

Interest expense:
Interest bearing transaction accounts	$677	$1,066	$1,743	$428	$67	$495
Savings and money market	1,600	5,118	6,718	4,511	2,313	6,824
Time certificates of deposit	(416)	4,198	3,782	(969)	1,577	608
Short-term borrowings	(165)	203	38	(741)	(3,651)	(4,392)
Long-term debt	—	—	—	—	(801)	(801)
Qualifying debt	3,963	1,312	5,275	7,625	366	7,991
Total interest expense	5,659	11,897	17,556	10,854	(129)	10,725

Net increase	$105,953	$21,498	$127,451	$143,583	$21,054	$164,637

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2017, interest income was $845.5 million, an increase of 20.7%, compared to $700.5 million for the year ended December 31, 2016. This increase was primarily the result of a $1.55 billion increase in the average loan balance which, together with the effect of the rising rate environment and inclusion of a full year of HFF results, drove a $110.9 million increase in loan interest income for the year ended December 31, 2017. Interest income from investment securities increased by $30.1 million for the comparable period primarily due to an increase in the average investment balance of $953.0 million from December 31, 2016 as well as an increase in interest rates. Average yield on interest earning assets increased to 4.99% for the year ended December 31, 2017, compared to 4.86% for the same period in 2016, which was primarily the result of increased yields on loans and investment securities resulting from rising interest rates during 2017.
For the year ended December 31, 2017, interest expense was $60.8 million, compared to $43.3 million for the year ended December 31, 2016. Interest expense on deposits increased $12.2 million for the same period as average interest bearing deposits increased $575.8 million which, together with the effect of the rising rate environment, drove an 11 basis point increase in average cost of interest bearing deposits. Interest expense on qualifying debt increased by $5.3 million as a result of an $80.5 million increase in average qualifying debt for the year ended December 31, 2017 compared to the same period in 2016. The increase in interest expense on qualifying debt is the result of inclusion of a full year of interest expense on the Parent's $175.0 million of subordinated debentures in 2017 results, compared to only six months in 2016.
For the year ended December 31, 2017, net interest income was $784.7 million, compared to $657.2 million for the year ended December 31, 2016. The increase in net interest income reflects a $2.65 billion increase in average interest earning assets, offset by a $639.2 million increase in average interest-bearing liabilities. The increase in net interest margin of 7 basis points compared to 2016 is also the result of an increase in average yield on loans and securities due to the rising interest rate environment, partially offset by higher deposit and funding costs.
Interest income for the year ended December 31, 2016 was $700.5 million, an increase of 33.4%, compared to $525.1 million for the year ended December 31, 2015. This increase was primarily the result of a $2.61 billion increase in the average loan balance, which drove a $160.2 million increase in loan interest income for the year ended December 31, 2016. The acquisition of the HFF loan portfolio increased the 2016 average loan balance by $904.8 million. The remaining increase in the average loan balance from the prior year is attributable to organic loan growth and inclusion of a full year of Bridge loans in the average loan balances, compared to only six months in 2015. Interest income from investment securities increased by $15.0 million for the comparable period primarily due to an increase in the average investment balance of $621.1 million from December 31, 2015. Average yield on interest earning assets increased to 4.86% for the year ended December 31, 2016, compared to 4.79% for the same period in 2015, which was primarily the result of increased yields on loans, primarily as a result the HFF portfolio.
Interest expense for the year ended December 31, 2016 was $43.3 million, compared to $32.6 million for the year ended December 31, 2015, an increase of $10.7 million, or 3.4%. Interest expense on deposits increased $7.9 million for the same period as average interest bearing deposits increased $1.40 billion, which is a 4 basis point increase in average cost of interest bearing deposits. Interest expense on short-term and long-term borrowings decreased by $5.2 million as a result of a $181.1 million decrease in average short-term and long-term borrowings for the year ended December 31, 2016, compared to the same period in 2015. The decrease in average short-term borrowings relates primarily to the payoff of the Company's 10% Senior Notes during 2015, as well as a decrease in average FHLB overnight advances. Average long-term borrowings decreased from the prior year as the Company paid off $200.0 million of FHLB advances classified as long-term during 2015.
Net interest income was $657.2 million for the year ended December 31, 2016, compared to $492.6 million for the year ended December 31, 2015, an increase of $164.6 million, or 33.4%. The increase in net interest income reflects a $3.50 billion increase in average interest earning assets, offset by a $1.39 billion increase in average interest-bearing liabilities. The increase in net interest margin of 7 basis points is the result of an increase in the average loan balance and average yield on loans compared to the same period in 2015, slightly offset by higher deposit costs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the year ended December 31, 2017, the provision for credit losses was $17.3 million, compared to $8.0 million for the year ended December 31, 2016. The provision increase was primarily due to organic growth in total loans of $1.89 billion and minimal net charge-offs in 2017. For the year ended December 31, 2016, the provision for credit losses was $8.0 million, compared to $3.2 million for the year ended December 31, 2015. The provision increase was primarily due to an increase in total organic loans, as well as increased net charge-offs for 2016, compared to net recoveries for 2015. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of December 31, 2017 and 2016, the allowance for credit losses on PCI loans was $1.6 million and $1.8 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2017	2016	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in thousands)
Service charges and fees	$20,346	$18,824	$1,522	$18,824	$14,782	$4,042
Card income	6,313	5,226	1,087	5,226	4,718	508
Income from equity investments	4,496	2,664	1,832	2,664	564	2,100
Income from bank owned life insurance	3,861	3,762	99	3,762	3,899	(137)
Foreign currency income	3,536	3,419	117	3,419	1,535	1,884
Lending related income and gains (losses) on sale of loans, net	2,212	5,295	(3,083)	5,295	1,390	3,905
Gain (loss) on sales of investment securities, net	2,343	1,059	1,284	1,059	615	444
(Loss) on extinguishment of debt	—	—	—	—	(81)	81
Other income	2,237	2,666	(429)	2,666	2,346	320
Total non-interest income	$45,344	$42,915	$2,429	$42,915	$29,768	$13,147
Total non-interest income for the year ended December 31, 2017 compared to 2016, increased by $2.4 million, or 5.7%. The increase is primarily due to income from equity investments and service charges and fees. The increase in income from equity investments is attributable to an increase in both warrant and SBIC income. The increase in service charges and fees is due to continued growth in the Company's deposit base, which increased $2.42 billion from December 31, 2016. These increases were offset by a decrease in lending related income and net gains on sale of loans largely as a result of decreased net gains on sale of loans in 2017.
Total non-interest income for the year ended December 31, 2016 compared to 2015, increased by $13.1 million, or 44.2%. The increase is primarily due to service charges and fees, lending related income and net gains on sale of loans, and income from equity investments. The increase in service charges and fees is due to the growth of the Company's deposit base, which increased $2.52 billion from December 31, 2015, as well as inclusion of a full year of Bridge's results, compared to only six months of income in 2015. The increase in lending related income and net gains on sale of loans relates to increases in total gains on sale of loans and letters of credit fees. Income from equity investments increased largely as a result of warrant income.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2017	2016	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$214,344	$188,810	$25,534	$188,810	$149,828	$38,982
Legal, professional, and directors' fees	29,814	24,610	5,204	24,610	18,548	6,062
Occupancy	27,860	27,303	557	27,303	22,180	5,123
Data processing	19,225	19,657	(432)	19,657	15,830	3,827
Insurance	14,042	12,898	1,144	12,898	11,003	1,895
Deposit costs	9,731	4,983	4,748	4,983	907	4,076
Loan and repossessed asset expenses	4,617	2,999	1,618	2,999	4,377	(1,378)
Marketing	3,804	3,596	208	3,596	2,885	711
Card expense	3,413	1,939	1,474	1,939	1,710	229
Intangible amortization	2,074	2,788	(714)	2,788	1,970	818
Net (gain) loss on sales / valuations of repossessed and other assets	(80)	(125)	45	(125)	(2,070)	1,945
Acquisition / restructure expense	—	12,412	(12,412)	12,412	8,836	3,576
Other expense	32,097	29,079	3,018	29,079	24,602	4,477
Total non-interest expense	$360,941	$330,949	$29,992	$330,949	$260,606	$70,343

Total non-interest expense for the year ended December 31, 2017, compared to 2016, increased $30.0 million, or 9.1%. This increase primarily relates to salaries and employee benefits, legal, professional, and directors' fees, and deposit costs. Salaries and employee benefits and legal, professional, and directors' fees have increased as the Company continues to build out its infrastructure to support its continued growth. Full-time equivalent employees increased 13.9% from 1,514 at December 31, 2016, compared to 1,725 at December 31, 2017. Deposit costs consist of fees to Promontory Interfinancial Network and others for reciprocal deposits as well as earnings credit on select non-interest bearing deposits. The increase in deposit costs for 2017 compared to 2016 primarily relates to an increase in deposit earnings credits paid to account holders. These increases to non-interest expense were offset by a decrease of $12.4 million in acquisition / restructure expense relate to the HFF acquisition and restructure costs for the system conversion that occurred in the fourth quarter of 2016.
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
Income Taxes
The effective tax rate for the year ended December 31, 2017 was 27.96%, compared to 28.07% for the year ended December 31, 2016, and 24.87% for the year ended December 31, 2015. There was not a significant change in the effective tax rate from 2017 compared to 2016. The increase in the effective tax rate from 2015 compared to 2016 is due primarily to the increase in pre-tax income without proportional increases to favorable tax rate items for the year ended December 31, 2016 compared to 2015.
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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
December 31, 2017	(in millions)
Loans, net of deferred loan fees and costs	$15,093.9	$3,323.7	$1,844.8	$1,934.7	$1,275.5
Deposits	16,972.5	4,841.3	3,951.4	2,461.1	1,681.7

December 31, 2016
Loans, net of deferred loan fees and costs	$13,208.5	$2,955.9	$1,725.5	$1,766.8	$1,095.4
Deposits	14,549.8	3,843.4	3,731.5	2,382.6	1,543.6

Year Ended December 31, 2017	(in thousands)
Income (loss) before income taxes	$451,817	$126,108	$97,794	$60,665	$42,398

Year Ended December 31, 2016
Income (loss) before income taxes	$361,179	$104,082	$88,896	$61,029	$42,924

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	HFF	Other NBL	Corporate & Other
December 31, 2017	(in millions)
Loans, net of deferred loan fees and costs	$162.1	$1,580.4	$1,097.9	$1,327.7	$2,543.0	$4.1
Deposits	2,230.4	—	1,737.6	—	—	69.0

December 31, 2016
Loans, net of deferred loan fees and costs	$116.8	$1,454.3	$1,011.4	$1,292.1	$1,776.9	$13.4
Deposits	1,890.3	—	1,038.2	—	—	120.2

Year Ended December 31, 2017	(in thousands)
Income (loss) before income taxes	$26,030	$19,370	$51,348	42,354	$37,401	$(51,651)

Year Ended December 31, 2016
Income (loss) before income taxes	$17,724	$13,206	$46,226	30,039	$32,804	$(75,751)
BALANCE SHEET ANALYSIS
Total assets increased $3.13 billion, or 18.2%, to $20.33 billion at December 31, 2017, compared to $17.20 billion at December 31, 2016. The increase in total assets relates primarily to organic loan growth and an increase in cash and cash equivalents and investment securities resulting from increased deposits. Loans increased $1.89 billion, or 14.3%, to $15.09 billion at December 31, 2017, compared to $13.21 billion at December 31, 2016.
Total liabilities increased $2.79 billion, or 18.2%, to $18.10 billion at December 31, 2017, compared to $15.31 billion at December 31, 2016. The increase in liabilities is due primarily to an increase in total deposits and FHLB advances. Total deposits increased $2.42 billion, or 16.7%, to $16.97 billion at December 31, 2017, all of which is attributable to organic deposit growth. FHLB advances increased $310.0 million from December 31, 2016.
Total stockholders’ equity increased by $338.2 million, or 17.9%, to $2.23 billion at December 31, 2017, compared to $1.89 billion at December 31, 2016. The increase in stockholders' equity relates primarily to net income for the year ended December 31, 2017.
Investment securities
Investment securities are classified at the time of acquisition as either HTM, AFS, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses on AFS securities are recorded as part of AOCI in stockholders’ equity. However, effective January 1, 2018, the amendments within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, require that equity investments be measured at fair value with changes in fair value recognized in net income. As of December 31, 2017, the Company's equity securities consist of $53.2 million in preferred stock. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.

The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2017	2016	2015	2014	2013
	(in thousands)
CDO	$21,857	$13,490	$10,060	$11,445	$50
Commercial MBS issued by GSEs	109,077	117,792	19,114	2,147	—
Corporate debt securities	103,483	64,144	13,251	52,489	97,777
CRA investments	50,616	37,113	34,685	24,332	24,882
Mutual funds	—	—	—	37,702	36,532
Preferred stock	53,196	94,662	111,236	82,612	61,484
Private label commercial MBS	—	—	4,691	5,149	5,433
Private label residential MBS	868,524	433,685	257,128	70,243	36,099
Residential MBS issued by GSEs	1,689,295	1,356,258	1,171,702	893,047	1,024,457
Tax-exempt	765,960	500,312	334,830	299,037	299,244
Trust preferred securities	28,617	26,532	24,314	25,546	23,805
U.S. government sponsored agency securities	61,462	56,022	—	18,346	46,975
U.S. treasury securities	2,482	2,502	2,993	—	—
Total investment securities	$3,754,569	$2,702,512	$1,984,004	$1,522,095	$1,656,738
Weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on tax-exempt obligations. For purposes of calculating the weighted average yield, AFS and securities measured at fair value are carried at amortized cost in the table below. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2017 are summarized in the table below:

	December 31, 2017
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-maturity
Tax-exempt	$—	—%	$11,300	4.48%	$14,979	2.97%	$228,771	4.67%	$255,050	4.56%
Available-for-sale
CDO	$—	—%	$—	—%	$—	—%	$50	—%	$50	—%
Commercial MBS issued by GSEs (1)	—	—	—	—	23,608	1.81	89,461	2.25	113,069	2.16
Corporate debt securities	—	—	5,044	4.30	100,000	3.90	—	—	105,044	3.92
CRA investments	31,366	2.01	15,762	4.20	4,005	2.75	—	—	51,133	2.75
Preferred stock	—	—	—	—	—	—	52,172	6.52	52,172	6.52
Private label residential MBS (1)	289	4.65	558	4.88	—	—	873,414	3.10	874,261	3.10
Residential MBS issued by GSEs (1)	1	4.89	2,505	2.45	15,966	2.49	1,700,716	2.54	1,719,188	2.53
Tax-exempt	2,541	2.78	9,954	3.27	93,495	3.53	395,998	2.85	501,988	2.99
Trust preferred securities	—	—	—	—	—	—	32,000	2.39	32,000	2.39
U.S. government sponsored agency securities	—	—	—	—	64,000	2.44	—	—	64,000	2.44
U.S. treasury securities	501	1.28	1,995	1.50	—	—	—	—	2,496	1.45
Total AFS securities	$34,698	2.08%	$35,818	3.69%	$301,074	3.22%	$3,143,811	2.79%	$3,515,401	2.83%

(1)	MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $809.2 million rated AAA, $55.2 million rated AA, $1.4 million rated A, $0.9 million rated BBB, and $1.8 million are non-investment grade.

Gross unrealized losses at December 31, 2017 are primarily caused by interest rate fluctuations and credit spread widening in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the years ended December 31, 2017, 2016, and 2015.
The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2017, 2016, and 2015. However, the Company cannot guarantee that OTTI will not occur in future periods. At December 31, 2017, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Loans, held for investment
Commercial and industrial	$6,841,247	$5,859,446	$5,264,856	$3,531,899	$2,472,708
Commercial real estate - non-owner occupied	3,911,313	3,549,876	2,289,480	2,058,620	1,843,415
Commercial real estate - owner occupied	2,245,060	2,015,671	2,085,738	1,734,617	1,561,862
Construction and land development	1,647,726	1,489,488	1,143,228	754,154	537,231
Residential real estate	425,291	258,734	322,265	298,872	350,312
Consumer	48,583	38,572	26,474	32,633	45,153
Deferred loan fees and costs	(25,285)	(22,260)	(19,187)	(12,530)	(9,266)
Loans, net of deferred loan fees and costs	15,093,935	13,189,527	11,112,854	8,398,265	6,801,415
Allowance for credit losses	(140,050)	(124,704)	(119,068)	(110,216)	(100,050)
Total loans HFI	$14,953,885	$13,064,823	$10,993,786	$8,288,049	$6,701,365
Net deferred loan fees and costs as of December 31, 2017 and 2016 total $25.3 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.5 million and $5.2 million as of December 31, 2017 and 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $14.1 million and $22.2 million as of December 31, 2017 and 2016, respectively. Credit marks were $27.0 million and $47.3 million as of December 31, 2017 and 2016, respectively.
The Company had no HFS loans as of December 31, 2017 and $18.9 million of HFS loans as of December 31, 2016.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2017 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial and industrial
Floating rate	$1,543,967	$2,202,641	$909,452	$4,656,060
Fixed rate	61,635	603,319	1,520,367	2,185,321
Commercial real estate — non-owner occupied
Floating rate	340,823	1,594,339	515,130	2,450,292
Fixed rate	162,448	869,577	421,694	1,453,719
Commercial real estate — owner occupied
Floating rate	52,198	163,885	969,816	1,185,899
Fixed rate	57,120	287,126	711,468	1,055,714
Construction and land development
Floating rate	712,953	718,719	83,949	1,515,621
Fixed rate	32,735	41,825	42,023	116,583
Residential real estate
Floating rate	17,916	51,189	144,126	213,231
Fixed rate	8,391	15,974	188,344	212,709
Consumer
Floating rate	32,201	2,399	3,556	38,156
Fixed rate	2,252	2,382	5,996	10,630
Total	$3,024,639	$6,553,375	$5,515,921	$15,093,935
As of December 31, 2017, approximately $6.88 billion, or 68.4%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.7%. At December 31, 2016, approximately $6.32 billion, or 71.9% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.7%. At December 31, 2017, total loans consisted of 66.6% with floating rates and 33.4% with fixed rates, compared to 66.6% with floating rates and 33.4% with fixed rates at December 31, 2016.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. At December 31, 2017 and 2016, CRE related loans accounted for approximately 52% and 53% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended December 31, 2017 and 2016.
Interest Reserves
Interest reserves are generally established at the time of the loan origination for construction and land development loans. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. The Company discontinues the use of the interest reserve when a project is determined not to be viable and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2017, the Company had 45 loans with an outstanding balance of $180.0 million with available interest reserves of $3.8 million. At December 31, 2016, the Company had 31 loans with an outstanding principal balance of $118.6 million and available interest reserve amounts of $3.6 million.

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
Total non-performing loans decreased by $8.6 million, or 9.0%, at December 31, 2017 to $86.4 million from $95.0 million at December 31, 2016.

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Total non-accrual loans (1)	$43,925	$40,272	$48,381	$67,659	$75,680
Loans past due 90 days or more on accrual status (2)	43	1,067	3,028	5,132	1,534
Accruing troubled debt restructured loans	42,431	53,637	70,707	84,720	89,576
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	86,399	94,976	122,116	157,511	166,790
Other impaired loans	12,155	4,233	6,758	9,239	11,587
Total impaired loans	$98,554	$99,209	$128,874	$166,750	$178,377
Other assets acquired through foreclosure, net	$28,540	$47,815	$43,942	$57,150	$66,719
Non-accrual loans to gross loans held for investment	0.29%	0.31%	0.44%	0.81%	1.11%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.00	0.01	0.03	0.06	0.02
Interest income received on non-accrual loans	$1,614	$1,254	$1,634	$2,536	$1,916
Interest income that would have been recorded under the original terms of non-accrual loans	2,444	2,045	2,549	3,758	5,405

(1)	Includes non-accrual TDR loans of $10.1 million and $7.1 million at December 31, 2017 and 2016, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at each of the periods ended December 31, 2017 and 2016.
The composition of non-accrual loans by loan type and by segment were as follows:

	December 31, 2017			December 31, 2016
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$22,026	50.14%	0.15%	$16,967	42.13%	0.13%
Commercial real estate	7,721	17.58	0.05	16,666	41.39	0.13
Construction and land development	5,979	13.61	0.04	1,284	3.19	0.01
Residential real estate	8,117	18.48	0.05	5,192	12.89	0.04
Consumer	82	0.19	0.00	163	0.40	0.00
Total non-accrual loans	$43,925	100.00%	0.29%	$40,272	100.00%	0.31%

	December 31, 2017		December 31, 2016
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$4,520	0.14%	$10,424	0.35%
Nevada	8,189	0.44	10,407	0.60
Southern California	8,140	0.42	2,891	0.16
Northern California	14,489	1.14	4,408	0.41
Technology and Innovation	7,389	0.67	8,813	0.87
Other NBLS	51	0.00	166	0.01
Corporate & Other (1)	1,147	28.09	3,163	23.22
Total non-accrual loans	$43,925	0.29%	$40,272	0.31%
(1)    The Corporate & Other segment manages certain legacy non-performing loans and OREO.
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
As of December 31, 2017 and 2016, the aggregate amount of loans classified as impaired was $98.6 million and $99.2 million, respectively, a net decrease of 0.7%. The total specific allowance for credit losses related to these loans was $5.6 million and $4.2 million at December 31, 2017 and 2016, respectively. The Company had $42.4 million and $53.6 million in loans classified as accruing restructured loan at December 31, 2017 and 2016, respectively.
Impaired loans by segment at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(in thousands)
Arizona	$10,468	$19,180
Nevada	46,730	48,348
Southern California	8,465	2,888
Northern California	14,489	4,024
Technology & Innovation	16,449	8,461
Other NBLs	51	163
Corporate & Other	1,902	16,145
Total impaired loans	$98,554	$99,209

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	December 31, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$34,156	34.66%	0.23%	$5,606	100.00%	4.00%
Commercial real estate	31,681	32.15	0.21	—	—	—
Construction and land development	15,426	15.65	0.10	—	—	—
Residential real estate	17,170	17.42	0.11	—	—	—
Consumer	121	0.12	0.00	—	—	—
Total impaired loans	$98,554	100.00%	0.65%	$5,606	100.00%	4.00%

	December 31, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$21,462	21.63%	0.16%	$3,301	77.88%	2.65%
Commercial real estate	46,272	46.64	0.36	937	22.10	0.75
Construction and land development	14,838	14.96	0.11	—	—	—
Residential real estate	16,391	16.52	0.12	—	—	—
Consumer	246	0.25	0.00	1	0.02	0.00
Total impaired loans	$99,209	100.00%	0.75%	$4,239	100.00%	3.40%
The amount of interest income recognized on impaired loans for the years ended December 31, 2017, 2016, and 2015 was approximately $4.0 million, $4.2 million, and $4.8 million, respectively.

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$124,704	$119,068	$110,216	$100,050	$95,427
Provision charged to operating expense:
Commercial and industrial	14,268	10,638	18,411	14,551	5,760
Commercial real estate	5,347	(2,449)	(9,762)	(6,176)	2,972
Construction and land development	(2,805)	1,732	(1,454)	1,966	3,443
Residential real estate	318	(2,137)	(3,539)	(4,352)	228
Consumer	122	216	(456)	(1,263)	817
Total Provision	17,250	8,000	3,200	4,726	13,220
Recoveries of loans previously charged-off:
Commercial and industrial	(3,112)	(3,991)	(3,754)	(4,728)	(5,037)
Commercial real estate	(2,897)	(5,690)	(4,139)	(3,859)	(2,758)
Construction and land development	(1,229)	(485)	(1,872)	(2,160)	(2,060)
Residential real estate	(1,778)	(875)	(2,181)	(1,896)	(2,097)
Consumer	(84)	(144)	(203)	(459)	(930)
Total recoveries	(9,100)	(11,185)	(12,149)	(13,102)	(12,882)
Loans charged-off:
Commercial and industrial	8,186	12,477	5,550	4,370	4,000
Commercial real estate	2,269	728	—	964	8,648
Construction and land development	—	18	—	87	1,538
Residential real estate	447	165	820	1,728	5,922
Consumer	102	161	127	513	1,371
Total charged-off	11,004	13,549	6,497	7,662	21,479
Net charge-offs (recoveries)	1,904	2,364	(5,652)	(5,440)	8,597
Balance at end of period	$140,050	$124,704	$119,068	$110,216	$100,050
Net charge-offs (recoveries) to average loans outstanding	0.01%	0.02%	(0.06)%	(0.07)%	0.14%
Allowance for credit losses to gross loans	0.93	0.95	1.07	1.31	1.47
Allowance for credit losses to gross organic loans	1.03	1.11	1.23	1.36	1.75

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
December 31, 2017
Allowance for Credit Losses	$82,527	$31,648	$19,599	$5,500	$776	$140,050
Percent of Total Allowance for Credit Losses	58.9%	22.6%	14.0%	3.9%	0.6%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	45.2	40.8	10.9	2.8	0.3	100.0
December 31, 2016
Allowance for Credit Losses	$73,333	$25,673	$21,175	$3,851	$672	$124,704
Percent of Total Allowance for Credit Losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	44.3	42.1	11.3	2.0	0.3	100.0
December 31, 2015
Allowance for Credit Losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of Total Allowance for Credit Losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	47.4	39.3	10.2	2.9	0.2	100.0
December 31, 2014
Allowance for Credit Losses	$54,566	$28,783	$18,558	$7,456	$853	$110,216
Percent of Total Allowance for Credit Losses	49.5%	26.1%	16.8%	6.8%	0.8%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	42.0	45.0	9.0	3.6	0.4	100.0
December 31, 2013
Allowance for Credit Losses	$39,657	$32,064	$14,519	$11,640	$2,170	$100,050
Percent of Total Allowance for Credit Losses	39.7%	32.0%	14.5%	11.6%	2.2%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	36.3	50.0	7.9	5.1	0.7	100.0

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

	December 31, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	166	$127,015	51.63%	0.84%
Commercial real estate	48	90,653	36.85	0.60
Construction and land development	5	18,471	7.51	0.12
Residential real estate	3	8,971	3.65	0.06
Consumer	10	880	0.36	0.01
Total	232	$245,990	100.00%	1.63%

	December 31, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	96	$92,019	51.65%	0.70%
Commercial real estate	41	71,900	40.36	0.55
Construction and land development	7	12,297	6.90	0.09
Residential real estate	9	1,831	1.03	0.01
Consumer	9	103	0.06	—
Total	162	$178,150	100.00%	1.35%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,626)	2,431	(21,195)
Valuation adjustments, net	—	(120)	(120)
(Losses) gains, net (1)	228	—	228
Balance, end of period	$32,552	$(4,012)	$28,540

	2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	13,110	—	13,110
Proceeds from sale of other real estate owned and repossessed assets, net	(11,584)	2,451	(9,133)
Valuation adjustments, net	—	268	268
Gains (losses), net (1)	(372)	—	(372)
Balance, end of period	$54,138	$(6,323)	$47,815

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Transfers to other assets acquired through foreclosure, net	28,566	—	28,566
Additions from acquisition	1,407	—	1,407
Proceeds from sale of other real estate owned and repossessed assets, net	(51,038)	5,411	(45,627)
Valuation adjustments, net	—	(182)	(182)
Gains (losses), net (1)	2,628	—	2,628
Balance, end of period	$52,984	$(9,042)	$43,942

(1)	Includes net gains related to initial transfers to other assets of $0.1 million, $0.4 million, and $0.9 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $28.5 million, $47.8 million, and $43.9 million of such assets at December 31, 2017, 2016, and 2015 respectively.
At December 31, 2017, the Company held 19 OREO properties, compared to 31 at December 31, 2016.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company's goodwill totals $289.9 million as of December 31, 2017, of which $23.2 million relates to the Nevada operating segment, $149.7 million relates to the Northern California segment, $116.9 million relates to the Technology & Innovation segment, and $0.1 million relates to the HFF segment. Intangible assets total $10.9 million at December 31, 2017. See "Note 20. Mergers, Acquisitions and Dispositions" to the Consolidated Financial Statements for further discussion of the HFF and Bridge acquisitions and the allocation of goodwill and intangible assets acquired.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2017, 2016, and 2015, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.
The fair value of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. The Company recognized initial goodwill of $0.2 million related to the HFF loan portfolio purchase, which closed on April 20, 2016. During the year ended December 31, 2017, the Company recognized measurement period adjustments related to the HFF acquisition that totaled $0.1 million for tax related items. The measurement period for the HFF acquisition ended on April 20, 2017, and therefore, the fair values of these assets acquired and liabilities assumed were considered final effective as of that date.
The following is a summary of acquired intangible assets:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization
Core deposit intangibles	$14,647	$4,144	$10,503	$40,804	$28,227	$12,577

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in thousands)
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350
Deferred Tax Assets
For the year ended December 31, 2017, the net deferred tax asset decreased $89.4 million to $5.8 million. This overall decrease in the net deferred tax asset was primarily the result of deferring taxable income to future periods and accelerating deductions which were only partially offset by the creation of NOL and tax credit carryovers and the revaluation of deferred taxes under the 2017 Tax Cuts and Jobs Act.
At each of the periods ended December 31, 2017 and 2016, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $16.97 billion at December 31, 2017, from $14.55 billion at December 31, 2016, an increase of $2.42 billion, or 16.7%. The increase in deposits is attributable to organic deposit growth. Non-interest-bearing demand deposits increased by $1.80 billion from December 31, 2016. Savings and money market deposits increased $210.1 million from December 31, 2016.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2017, the Company has $401.4 million of CDARS deposits and $617.9 million of ICS deposits, compared to $413.9 million of CDARS deposits and $607.5 million of ICS deposits at December 31, 2016. At December 31, 2017 and 2016, the Company also has $67.3 million and $136.2 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $1.85 billion and $1.10 billion at December 31, 2017 and 2016, respectively. The Company incurred $8.7 million and $4.0 million in deposit related costs on these deposits during the year ended December 31, 2017 and 2016, respectively.

The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,467,231	0.27%	$1,217,344	0.18%	$983,889	0.18%
Savings and money market accounts	6,208,057	0.42	5,827,549	0.33	4,470,189	0.28
Time certificates of deposit	1,560,896	0.76	1,615,502	0.50	1,808,120	0.42
Total interest-bearing deposits	9,236,184	0.45	8,660,395	0.34	7,262,198	0.30
Non-interest-bearing demand deposits	6,788,783	—	5,062,319	—	3,273,138	—
Total deposits	$16,024,967	0.26%	$13,722,714	0.22%	$10,535,336	0.21%
Although the Company does not pay interest to depositors of non-interest bearing accounts, earnings credits are awarded to some account holders, which offset charges incurred by account holders for other services.
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2017	2016
	(in thousands)
3 months or less	$536,116	$453,260
3 to 6 months	440,732	465,089
6 to 12 months	329,026	274,323
Over 12 months	142,161	99,258
Total	$1,448,035	$1,291,930
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2017, total short-term borrowed funds consist of customer repurchase agreements of $26.0 million and FHLB overnight advances of $390.0 million. At December 31, 2016, total short-term borrowed funds consisted of customer repurchase agreements of $41.7 million and FHLB advances of $80.0 million.
At December 31, 2017 and 2016, the Company does not have any borrowings classified as long-term.

Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2017, the carrying value of all subordinated debt issuances, which includes the fair value of related hedges, was $308.6 million, compared to $305.8 million at December 31, 2016.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2017	2016
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(10,263)	(16,087)
Junior subordinated debt, at fair value		$56,234	$50,410
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(5,465)	(5,776)
Junior subordinated debt, at amortized cost		$12,062	$11,751

Total junior subordinated debt		$68,296	$62,161

(1)	The purchase accounting adjustment is being amortized over the remaining life of the trusts, pursuant to accounting guidance.
The weighted average interest rate of all junior subordinated debt as of December 31, 2017 was 4.03%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 3.34% at December 31, 2016.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 15. Commitments and Contingencies" to the Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Under the Basel III final rules, a capital conservation buffer, comprised of Common Equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.
As of December 31, 2017 and 2016, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2017
WAL	$2,460,988	$2,013,744	$18,569,608	$19,624,517	13.3%	10.8%	10.3%	10.4%
WAB	2,299,919	2,003,745	18,664,200	19,541,990	12.3	10.7	10.3	10.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2016
WAL	$2,107,480	$1,675,871	$15,980,092	$16,868,674	13.2%	10.5%	9.9%	10.0%
WAB	2,001,081	1,720,072	15,888,346	16,764,327	12.6	10.8	10.3	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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

The following table sets forth the Company's significant contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,621,384	$1,457,335	$156,939	$6,904	$206
Qualifying debt	409,024	—	—	—	409,024
Other borrowings	390,000	390,000	—	—	—
Operating lease obligations	40,475	10,962	17,552	7,902	4,059
Purchase obligations	66,590	24,817	24,915	16,858	—
Total	$2,527,473	$1,883,114	$199,406	$31,664	$413,289
Purchase obligations primarily relate to contracts for software licensing and maintenance and outsourced service providers.
Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$5,851,158	$2,348,898	$1,998,695	$500,392	$1,003,173
Credit card commitments and financial guarantees	153,752	153,752	—	—	—
Standby letters of credit	161,966	133,297	27,426	1,243	—
Total	$6,166,876	$2,635,947	$2,026,121	$501,635	$1,003,173
The following table sets forth certain information regarding short-term borrowings as of December 31, 2017 and the respective prior year end balances for customer repurchase agreements, lines of credit, and FHLB advances:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Customer Repurchase Accounts:
Maximum month-end balance	$41,153	$50,332	$53,709
Balance at end of year	26,017	41,728	38,155
Average balance	33,842	41,623	49,924
Lines of Credit:
Maximum month-end balance	—	5,000	—
Balance at end of year	—	—	—
Average balance	—	562	1,740
FHLB Advances:
Maximum month-end balance	440,000	490,000	330,000
Balance at end of year	390,000	80,000	150,000
Average balance	29,781	58,750	66,493
Total Short-Term Borrowed Funds	$416,017	$121,728	$188,155
Weighted average interest rate at end of year	1.33%	0.42%	1.75%
Weighted average interest rate during year	0.53	0.44	2.26

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

	December 31, 2017
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	22.5	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$167.5	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2017 are presented in the following table:

December 31, 2017
(in millions)
FHLB:
Borrowing capacity	$2,644.5
Outstanding borrowings	390.0
Letters of credit	343.0
Total available credit	$1,911.5

FRB:
Borrowing capacity	$1,110.6
Outstanding borrowings	—
Total available credit	$1,110.6
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2017, there is $2.89 billion in liquid assets, comprised of $416.8 million in cash, cash equivalents, and money market investments and $2.48 billion in unpledged marketable securities. At December 31, 2016, the Company maintained $2.00 billion in liquid assets, comprised of $284.5 million of cash, cash equivalents, and money market investments, and $1.72 billion of unpledged marketable securities.
The Parent maintains liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by WAB and not by the Parent, Parent liquidity is not dependent on the Bank's deposit balances. In the Company's analysis of Parent liquidity, it is assumed that the Parent is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the Parent and affiliated companies. Under this scenario, the amount of time the Parent and its non-bank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the Parent liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over twelve months.
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2017, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2017, 2016, and 2015, net cash provided by operating activities was $383.8 million, $280.6 million, and $220.4 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the years ended December 31, 2017, 2016, and 2015, was $1.87 billion, $810.5 million, and $1.27 billion, respectively. There was a net increase in investment securities for the year ended December 31, 2017 of $1.05 billion, compared to a net increase of $771.9 million for the year ended December 31, 2016, and net decrease of $420.2 million for the year ended December 31, 2015.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2017, 2016, and 2015, net deposits increased $2.42 billion, $2.52 billion, and $1.36 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2017, the Company has $401.4 million of CDARS and $617.9 million of ICS deposits.
As of December 31, 2017, the Company has $67.3 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2017, the Parent contributed $11.3 million to WAB and WAB and LVSP paid dividends to the Parent of $70.0 million and $27.3 million, respectively. Subsequent to December 31, 2017, WAB paid dividends to the Parent of $10.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's consolidated financial statements.

SUPERVISION AND REGULATION
WAL, WAB, and certain of its non-banking subsidiaries are subject to comprehensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the DIF, and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies such as WAL.
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
Overview
WAL is a separate and distinct legal entity from WAB and its other subsidiaries. As a registered bank holding company, WAL is subject to inspection, examination, and supervision by the FRB, and is regulated under the BHCA. WAL is also under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. The Company’s common stock is listed on the NYSE under the trading symbol “WAL” and the Company is subject to the rules of the NYSE for listed companies. The Company is a financial institution holding company within the meaning of Arizona law. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through WAB, its wholly-owned banking subsidiary. WAB is an Arizona chartered bank and a member of the Federal Reserve System. WAB operates the following full-service banking divisions: ABA , BON, Bridge, FIB, and TPB. WAB is subject to the supervision of, and to regular examination by, the Arizona Department of Financial Institutions, the FRB as its primary federal regulator, as well as by the FDIC as its deposit insurer. WAB's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Company also serves business customers through a national platform of specialized financial services providers including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance.
WAL and WAB are also supervised by the CFPB for compliance with federal consumer financial protection laws. The Company’s non-bank subsidiaries are subject to federal and state laws and regulations, including regulations of the FRB.
The Dodd-Frank Act significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance, and interpretation by the federal banking agencies. While the current administration and its appointees to the federal banking agencies have expressed interest in reviewing, revising, and perhaps repealing portions of the Dodd-Frank Act and certain of its implementing regulations, is not clear whether any such legislation or regulatory changes will be enacted or, if enacted, what the effect on the Company would be.
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

Mergers and Acquisitions
The BHCA, the Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHCA requires the prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.
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
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations, with certain of these standards applicable to banking organizations over $10 billion, including WAL and WAB, as of the quarter ending June 30, 2014. In October 2012, the FDIC, the OCC, and the FRB issued separate but similar rules requiring covered banks and bank holding companies with $10 billion to $50 billion in total consolidated assets to conduct an annual company-run stress test. WAL and WAB conducted a company-run capital stress test as required by the Dodd-Frank Act in 2017 and provided the results to the FRB. WAL found the Company would have sufficient capital to maintain regulatory capital levels throughout an economic downturn.
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
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and WAB, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act, which includes CLO and CDO securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with 1) organizing and offering the covered fund; 2) certain risk-mitigating hedging activities; and 3) de minimis investments in covered funds. Compliance with the Volcker Rule was required by July 21, 2017 and the Company is fully compliant.
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
Since the Company has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from WAB and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state member bank, such as WAB, to pay cash dividends is restricted by the FRB and the state of Arizona. The FRB’s Regulation H states that a member bank may not declare or pay a dividend if the total of all dividends declared during that calendar year exceed the bank’s net income during that calendar year and the retained net income of the prior two years. Further, without receiving prior approval from both the FRB and two thirds of its shareholders, a bank cannot declare or pay a dividend that would exceed its undivided profits or withdraw any portion of its permanent capital.
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
Federal Reserve System
As a member of the Federal Reserve System, WAB is required by law to maintain reserves against its transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $105.5 million and $43.7 million, as of December 31, 2017 and 2016, respectively.
Source of Strength Doctrine
FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Section 616 of the Dodd-Frank Act codified the requirement that bank holding companies act as a source of financial strength. As a result, the Company is expected to commit resources to support WAB, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The U.S. Bankruptcy Code provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
Capital Adequacy and Prompt Corrective Action
The Capital Rules established a comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee's Basel III final capital framework for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.
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

Pursuant to the Capital Rules, the minimum capital ratios are as follows:

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
In September 2017, the federal banking agencies proposed simplifying the Capital Rules. The proposal would apply primarily to non-advanced approaches institutions, such as the Company. The proposal would simplify and clarify a number of the more complex aspects of the Capital Rules, including the treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests. In November 2017, the FRB finalized a rule extending the currently applicable capital rules for non-advanced approaches institutions, including the treatment of mortgage servicing assets. That rule is in effect pending the comment period and review of the general proposal to simplify the Capital Rules for non-advanced approaches institutions.
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
Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution−affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.
Transactions with Affiliates and Insiders
Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA and implementing Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.
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

Consumer Protection and CFPB Supervision
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial protection laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition, or operations.
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
Financial Privacy and Data Security
The Company is subject to federal laws, including the GLBA, and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated institutions. These provision require notice of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.
The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information.
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
The federal banking agencies, including the FRB, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess, and mitigate these risks, both internally and at critical third party services providers.
Community Reinvestment Act and Fair Lending Laws
WAB has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. WAB’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. WAB’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions. WAB received a rating of “Satisfactory” in its most recent CRA examination, in November 2015.
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
Preventing Suspicious Activity
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. On May 11, 2018, WAB must comply with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and explicitly include risk-based procedures for conducting ongoing customer due diligence. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and USA PATRIOT Act Board-approved compliance program and engages in relatively few transactions with foreign financial institutions or foreign persons.
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
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the OFAC rules based on their administration by the OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Future Legislative Initiatives
Federal and state legislatures may introduce legislation that will impact the financial services industry. In addition, federal banking agencies may introduce regulatory initiatives that are likely to impact the financial services industry, generally. However it is not clear whether such changes will be enacted or, if enacted, what their effect on the Company will be. New legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to WAL or any of its subsidiaries could have a material effect on the business of the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and deposit taking activities. To that end, management actively monitors and manages the Company's interest rate risk exposure. The Company generally manages its interest rate sensitivity by evaluating re-pricing opportunities on its earning assets to those on its funding liabilities.
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
Interest rate risk is addressed by the ALCO, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on EVE and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Company manages its balance sheet in part to maintain the potential impact on EVE and net interest income within acceptable ranges despite changes in interest rates.
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2017, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At December 31, 2017, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company’s net interest income exposure in the down-rate scenario was not within the Company’s guideline of (5.0)%. The breach is the result of an increase in short interest rates over the past two years, resulting from fed funds rate increases, and as floating-rate asset yields improved, the Company’s deposit costs have not increased materially; thus in a current down-rate scenario, the Company will not see the full impact of a rate decrease on its deposit costs while it will see that impact on floating-rate assets. The Board and management have accepted the breach and believe that as deposit costs increase over time, interest expense will be more sensitive in a down-rate scenario dampening the Company’s overall net interest income sensitivity
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Short Rates Up 100
	(in thousands)
Interest Income	$841,402	$936,625	$1,036,383	$1,135,598	$1,234,954	$1,334,322	$1,027,085
Interest Expense	41,418	77,659	121,782	165,559	209,224	252,823	121,191
Net Interest Income	799,984	858,966	914,601	970,039	1,025,730	1,081,499	905,894
% Change	(6.9)%		6.5%	12.9%	19.4%	25.9%	5.5%
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
At December 31, 2017, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2017:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Short Rates Up 100
	(in thousands)
Assets	$20,617,688	$20,324,036	$19,913,761	$19,532,027	$19,146,168	$18,779,398	$20,262,355
Liabilities	17,248,406	16,849,438	16,514,818	16,231,134	15,988,058	15,778,595	16,893,307
Net Present Value	3,369,282	3,474,598	3,398,943	3,300,893	3,158,110	3,000,803	3,369,048
% Change	(3.0)%		(2.2)%	(5.0)%	(9.1)%	(13.6)%	(3.0)%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of December 31, 2017 and 2016:
Outstanding Derivatives Positions

December 31, 2017			December 31, 2016
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,116,341	$(51,715)	16.0	$1,011,906	$(61,478)	17.9

Item 8.	Financial Statements and Supplementary Data
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Western Alliance Bancorporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 26, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ RSM US LLP
We have served as the Company's auditor since 1994.

Phoenix, Arizona
February 26, 2018

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$181,191	$168,066
Interest-bearing deposits in other financial institutions	235,577	116,425
Cash and cash equivalents	416,768	284,491
Investment securities - measured at fair value; amortized cost of $1,055 at December 31, 2016	—	1,053
Investment securities - AFS, at fair value; amortized cost of $3,515,401 at December 31, 2017 and $2,633,298 at December 31, 2016	3,499,519	2,609,380
Investment securities - HTM, at amortized cost; fair value of $256,314 at December 31, 2017 and $91,966 at December 31, 2016	255,050	92,079
Investments in restricted stock, at cost	65,785	65,249
Loans - HFS	—	18,909
Loans - HFI, net of deferred loan fees and costs	15,093,935	13,189,527
Less: allowance for credit losses	(140,050)	(124,704)
Net loans held for investment	14,953,885	13,064,823
Premises and equipment, net	118,719	119,833
Other assets acquired through foreclosure, net	28,540	47,815
Bank owned life insurance	167,764	164,510
Goodwill	289,895	289,967
Other intangible assets, net	10,853	12,927
Deferred tax assets, net	5,780	95,194
Investments in LIHTC	267,023	187,378
Other assets	249,504	147,234
Total assets	$20,329,085	$17,200,842
Liabilities:
Deposits:
Non-interest-bearing demand	$7,433,962	$5,632,926
Interest-bearing	9,538,570	8,916,937
Total deposits	16,972,532	14,549,863
Customer repurchase agreements	26,017	41,728
Other borrowings	390,000	80,000
Qualifying debt	376,905	367,937
Other liabilities	333,933	269,785
Total liabilities	18,099,387	15,309,313
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 107,057,520 shares issued at December 31, 2017 and 106,371,093 at December 31, 2016	10	10
Treasury stock, at cost (1,570,155 shares at December 31, 2017 and 1,300,232 shares at December 31, 2016)	(40,173)	(26,362)
Additional paid in capital	1,424,540	1,400,140
Accumulated other comprehensive (loss)	(3,145)	(4,695)
Retained earnings	848,466	522,436
Total stockholders’ equity	2,229,698	1,891,529
Total liabilities and stockholders’ equity	$20,329,085	$17,200,842
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$747,510	$636,596	$476,417
Investment securities	83,354	52,570	37,888
Dividends	7,740	9,002	10,317
Other	6,909	2,338	522
Total interest income	845,513	700,506	525,144
Interest expense:
Deposits	41,965	29,722	21,795
Other borrowings	561	508	5,678
Qualifying debt	18,273	12,998	5,007
Other	50	65	88
Total interest expense	60,849	43,293	32,568
Net interest income	784,664	657,213	492,576
Provision for credit losses	17,250	8,000	3,200
Net interest income after provision for credit losses	767,414	649,213	489,376
Non-interest income:
Service charges and fees	20,346	18,824	14,782
Card income	6,313	5,226	4,718
Income from equity investments	4,496	2,664	564
Income from bank owned life insurance	3,861	3,762	3,899
Foreign currency income	3,536	3,419	1,535
Lending related income and gains (losses) on sale of loans, net	2,212	5,295	1,390
Gain (loss) on sales of investment securities, net	2,343	1,059	615
(Loss) on extinguishment of debt	—	—	(81)
Other income	2,237	2,666	2,346
Total non-interest income	45,344	42,915	29,768
Non-interest expense:
Salaries and employee benefits	214,344	188,810	149,828
Legal, professional, and directors' fees	29,814	24,610	18,548
Occupancy	27,860	27,303	22,180
Data processing	19,225	19,657	15,830
Insurance	14,042	12,898	11,003
Deposit costs	9,731	4,983	907
Loan and repossessed asset expenses	4,617	2,999	4,377
Marketing	3,804	3,596	2,885
Card expense	3,413	1,939	1,710
Intangible amortization	2,074	2,788	1,970
Net (gain) loss on sales / valuations of repossessed and other assets	(80)	(125)	(2,070)
Acquisition / restructure expense	—	12,412	8,836
Other expense	32,097	29,079	24,602
Total non-interest expense	360,941	330,949	260,606
Income before provision for income taxes	451,817	361,179	258,538
Income tax expense	126,325	101,381	64,294
Net income	325,492	259,798	194,244
Dividends on preferred stock	—	—	750
Net income available to common stockholders	$325,492	$259,798	$193,494

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Earnings per share available to common stockholders:
Basic	$3.12	$2.52	$2.05
Diluted	3.10	2.50	2.03
Weighted average number of common shares outstanding:
Basic	104,179	103,042	94,570
Diluted	104,997	103,843	95,219
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$325,492	$259,798	$194,244
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(3,973), $15,099, and $3,922, respectively	6,334	(24,254)	(6,117)
Unrealized gain on SERP, net of tax effect of $(79), $(18) and $(52), respectively	264	31	90
Unrealized (loss) on junior subordinated debt, net of tax effect of $2,220, $1,405 and $2,679, respectively	(3,604)	(2,077)	(4,276)
Realized (gain) on sale of AFS securities included in income, net of tax effect of $899, $404, and $230, respectively	(1,444)	(655)	(385)
Net other comprehensive income (loss)	1,550	(26,955)	(10,688)
Comprehensive income	$327,042	$232,843	$183,556
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, Dec 31, 2014	71	$70,500	88,691	$9	$837,603	$(9,276)	$16,639	$85,453	$1,000,928
Balance, Jan 1, 2015 (1)	71	70,500	88,691	9	837,603	(9,276)	32,948	69,144	1,000,928
Net income	—	—	—	—	—	—	—	194,244	194,244
Exercise of stock options	—	—	182	—	1,935	—	—	—	1,935
Restricted stock, performance stock units, and other grants, net	—	—	732	—	24,617	—	—	—	24,617
Restricted stock surrendered	—	—	(275)	—	—	(7,603)	—	—	(7,603)
Issuance of common stock in acquisition of Bridge (2)	—	—	12,997	1	431,030	—	—	—	431,031
ATM common stock issuance, net	—	—	760	—	28,288	—	—	—	28,288
Preferred stock redemption	(71)	(70,500)		—	—	—	—	—	(70,500)
Dividends on preferred stock	—	—	—	—	—	—	—	(750)	(750)
Other comprehensive loss, net	—	—	—	—	—	—	(10,688)	—	(10,688)
Balance, Dec 31, 2015	—	$—	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	—	—	259,798	259,798
Exercise of stock options	—	—	77	—	1,070	—	—	—	1,070
Restricted stock, performance stock units, and other grants, net	—	—	662	—	19,812	—	—	—	19,812
Restricted stock surrendered	—	—	(305)	—	—	(9,483)	—	—	(9,483)
ATM common stock issuance, net	—	—	1,550	—	55,785	—	—	—	55,785
Other comprehensive loss, net	—	—	—	—	—	—	(26,955)	—	(26,955)
Balance, Dec 31, 2016	—	$—	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Balance, Jan 1, 2017 (3)	—	—	105,071	10	1,400,140	(26,362)	(4,695)	522,974	1,892,067
Net income	—	—	—	—	—	—	—	325,492	325,492
Exercise of stock options	—	—	38	—	846	—	—	—	846
Restricted stock, performance stock unit, and other grants, net	—	—	648	—	23,554	—	—	—	23,554
Restricted stock surrendered	—	—	(270)	—	—	(13,811)	—	—	(13,811)
Other comprehensive income, net	—	—	—	—	—	—	1,550	—	1,550
Balance, Dec 31, 2017	—	$—	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698

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

(3)
As adjusted, due to the Company's election to early adopt ASU 2017-12 issued by the FASB in August 2017. The cumulative effect of adoption of this guidance at January 1, 2017 resulted in an increase to retained earnings of $0.5 million and a corresponding increase to loans for the fair market value adjustment on the swaps.

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$325,492	$259,798	$194,244
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	17,250	8,000	3,200
Depreciation and amortization	13,393	12,494	8,466
Stock-based compensation	23,554	20,338	25,533
Excess tax benefit of stock-based compensation	(6,608)	(4,075)	(5,874)
Deferred income taxes	88,471	7,644	3,254
Amortization of net premiums for investment securities	16,938	13,790	9,775
Amortization of tax credit investments	25,355	17,336	14,437
Accretion of fair market value adjustments on loans acquired from business combinations	(28,235)	(29,209)	(17,144)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	2,385	3,098	1,279
Income from bank owned life insurance	(3,861)	(3,762)	(3,899)
(Gains) / Losses on:
Sales of investment securities	(2,343)	(1,059)	(615)
Sale of loans	(945)	(2,492)	(517)
Extinguishment of debt	—	—	81
Other assets acquired through foreclosure, net	(228)	372	(2,628)
Valuation adjustments of other repossessed assets, net	120	(268)	182
Sale of premises, equipment, and other assets, net	28	21	376
Changes in, net of acquisitions:
Other assets	(105,293)	(19,047)	(23,966)
Other liabilities	18,338	(2,334)	14,231
Net cash provided by operating activities	383,811	280,645	220,415
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	—	395	347
Proceeds from sales	994	—	—
Investment securities - AFS
Purchases	(1,429,434)	(1,205,057)	(827,002)
Principal pay downs and maturities	430,934	499,541	273,950
Proceeds from sales	110,104	25,504	132,546
Investment securities - HTM
Purchases	(169,400)	(92,384)	—
Principal pay downs and maturities	6,174	94	—
Purchase of investment tax credits	(38,098)	(28,847)	(29,437)
Purchase of SBIC investments	(5,819)	—	—
Sale (purchase) of money market investments, net	—	121	330
Proceeds from bank owned life insurance	607	1,710	797
(Purchase) liquidation of restricted stock	(535)	(7,139)	(25,821)
Loan fundings and principal collections, net	(1,873,387)	(810,543)	(1,269,351)
Purchase of premises, equipment, and other assets, net	(8,862)	(10,574)	(10,856)
Proceeds from sale of other real estate owned and repossessed assets, net	21,195	9,133	45,627
Cash and cash equivalents (used) acquired in acquisitions, net	—	(1,272,187)	342,427
Net cash used in investing activities	(2,955,527)	(2,890,233)	(1,366,443)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,422,669	$2,519,239	$1,357,855
Proceeds from issuance of subordinated debt	—	169,256	148,211
Net increase (decrease) in borrowings	294,289	(66,428)	(257,038)
Proceeds from exercise of common stock options	846	1,070	1,935
Cash paid for tax withholding on vested restricted stock	(13,811)	(9,483)	(7,603)
Redemption of preferred stock	—	—	(70,500)
Excess tax benefit of stock-based compensation	—	—	5,874
Cash dividends paid on preferred stock	—	—	(750)
Proceeds from issuance of stock in offerings, net	—	55,785	28,288
Net cash provided by financing activities	2,703,993	2,669,439	1,206,272
Net increase (decrease) in cash and cash equivalents	132,277	59,851	60,244
Cash and cash equivalents at beginning of period	284,491	224,640	164,396
Cash and cash equivalents at end of period	$416,768	$284,491	$224,640
Supplemental disclosure:
Cash paid during the period for:
Interest	$59,838	$41,565	$28,831
Income taxes	99,430	61,281	54,590
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	1,812	13,110	28,566
Unfunded commitments originated	123,012	56,479	39,617
Non-cash assets acquired in acquisition	—	1,284,557	1,587,186
Non-cash liabilities acquired in acquisition	—	12,559	1,764,996
Change in unrealized gain (loss) on AFS securities, net of tax	6,334	(24,254)	(6,117)
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(3,604)	(2,077)	(4,276)
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has two non-bank subsidiaries, LVSP, which holds and manages certain non-performing loans and OREO and a captive insurance company formed and licensed under the laws of the State of Arizona, CS Insurance Company. CS Insurance Company was established as part of the Company's overall enterprise risk management strategy.
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
Principles of consolidation
As of December 31, 2017, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WABT, which hold certain investment securities, municipal and nonprofit loans, and leases; WA PWI, LLC, which holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; and BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
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
Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $105.5 million and $43.7 million as of December 31, 2017 and 2016, respectively.
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
Non-accrual loans: The Company considers a loan past due when the borrower fails to make a schedule payment on the loan. When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when the loan has become delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2017, 2016, or 2015.
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

Low income housing credits
The Company invests in Limited Partnerships formed for the purpose of investing in low income housing projects, which qualify for federal LIHTC. These investments are expected to generate tax credits over a ten-year period. The Company accounts for these investments using the proportional amortization method.
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $360.0 million and $360.3 million as of December 31, 2017 and 2016, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
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
The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides guidance on accounting for tax effects of the Act. Specifically, Staff Accounting Bulletin 118 provides a measurement period of up to one year from the enactment date to revise estimates used to measure the related tax impacts. Based on the information available and current interpretation of the rules, the Company has made reasonable estimates of the impact of the reduction in the corporate tax rate and remeasurement of its deferred tax assets and liabilities. However, the final impact of the Act may differ from these estimates as a result of changes in management's interpretations and assumptions, as well as new guidance that may be issued by the IRS.

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
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Financial Statements at fair value and their notional values are carried off-balance sheet. See "Note 12. Derivatives and Hedging Activities" of these Notes to Consolidated Financial Statements for further discussion.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2017 and 2016. The estimated fair value amounts for December 31, 2017 and 2016 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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

In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item 5) above, which the Company elected to early adopt effective January 1, 2015 as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, early adoption of the amendments in this Update is not permitted. As discussed in item 1) above, changes in the fair value of the Company's equity investments, which consist of preferred stock of $53.2 million at December 31, 2017, will be recognized in net income, rather than in AOCI. As a result, there may be greater volatility in earnings each reporting period related to fair value changes. Upon adoption of this guidance, on January 1, 2018, the Company recorded a cumulative-effect adjustment of $0.4 million to decrease accumulated other comprehensive income with a corresponding increase to opening retained earnings.
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
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will facilitate all phases of planning and implementation of the new guidance. The team is working with certain external consultants and has completed its gap assessment. The team has also made initial decisions related to loan stratification for model selection and development, which is expected to consist of a combination of vendor models and proprietary internally-developed models. Further, the team is in the process of evaluating its control framework to identify risks resulting from new processes, judgments, and data.
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
In February 2018, the FASB issued guidance within ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under current GAAP, the effect of a change in tax laws or rates on deferred tax liabilities and assets are included in income from continuing operations even in situations in which the related income tax effects of items in AOCI were originally recognized in comprehensive income. Accordingly, as the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within AOCI do not reflect the current tax rate. The amendments in ASU 2018-02 to Topic 220, Income Statement - Reporting Comprehensive Income, allow a reclassification from AOCI to retained earnings from tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. If the Company elects to reclassify the income tax effects of the Tax Cuts and Jobs Act, AOCI would increase by approximately $1.0 million with a corresponding decrease to retained earnings. However, management is still in the process of evaluating the full effects that this Update is expected to have on the Company's Consolidated Financial Statements and related disclosures.
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
In August 2017, the FASB issued guidance within ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 to Topic 815, Derivatives and Hedging, is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Under the new guidance, public companies will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge's effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. Additional disclosures include cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim period within those fiscal years. Early adoption is permitted in any interim period after issuance of the Update. Effective January 1, 2017, the Company elected early adoption of the amended guidance within ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. As a result of adoption, the Company recognized a cumulative adjustment to increase retained earnings by $0.5 million as of January 1, 2017 and adjusted its 2017 earnings to exclude the effects of prior period hedge ineffectiveness, which totaled less than $0.1 million for 2017. See "Note 12. Derivatives and Hedging Activities " to the Consolidated Financial Statements for additional detail and amended disclosures from adoption of this new accounting guidance.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$255,050	$4,514	$(3,250)	$256,314

Available-for-sale
CDO	$50	$21,807	$—	$21,857
Commercial MBS issued by GSEs	113,069	46	(4,038)	109,077
Corporate debt securities	105,044	261	(1,822)	103,483
CRA investments	51,133	—	(517)	50,616
Preferred stock	52,172	1,160	(136)	53,196
Private label residential MBS	874,261	756	(6,493)	868,524
Residential MBS issued by GSEs	1,719,188	810	(30,703)	1,689,295
Tax-exempt	501,988	10,893	(1,971)	510,910
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	64,000	—	(2,538)	61,462
U.S. treasury securities	2,496	—	(14)	2,482
Total AFS securities	$3,515,401	$35,733	$(51,615)	$3,499,519

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$92,079	$433	$(546)	$91,966

Available-for-sale
CDO	$50	$13,440	$—	$13,490
Commercial MBS issued by GSEs	121,742	—	(3,950)	117,792
Corporate debt securities	65,058	371	(1,285)	64,144
CRA investments	37,627	—	(514)	37,113
Preferred stock	96,071	833	(2,242)	94,662
Private label residential MBS	440,272	182	(6,769)	433,685
Residential MBS issued by GSEs	1,369,289	3,046	(17,130)	1,355,205
Tax-exempt	409,693	8,477	(9,937)	408,233
Trust preferred securities	32,000	—	(5,468)	26,532
U.S. government sponsored agency securities	59,000	—	(2,978)	56,022
U.S. treasury securities	2,496	6	—	2,502
Total AFS securities	$2,633,298	$26,355	$(50,273)	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs				$1,053
During the year ended December 31, 2017, the Company sold all of its investment securities measured at fair value. No significant gain or loss was recognized upon sale of these securities. For additional information on the fair value changes of securities measured at fair value, see the trading securities table in "Note 16. Fair Value Accounting" of these Notes to Consolidated Financial Statements.

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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the years ended December 31, 2017, 2016, and 2015. The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2017 and 2016. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$3,250	$107,921	$—	$—	$3,250	$107,921
Available-for-sale
Commercial MBS issued by GSEs	$161	$13,565	$3,877	$93,641	$4,038	$107,206
Corporate debt securities	1,398	78,602	424	19,576	1,822	98,178
CRA investments	—	—	517	50,616	517	50,616
Preferred stock	136	7,357	—	—	136	7,357
Private label residential MBS	3,115	480,885	3,378	188,710	6,493	669,595
Residential MBS issued by GSEs	13,875	999,478	16,828	523,270	30,703	1,522,748
Tax-exempt	17	6,159	1,954	69,674	1,971	75,833
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	14	4,986	2,524	56,476	2,538	61,462
U.S. treasury securities	14	2,482	—	—	14	2,482
Total AFS securities	$18,730	$1,593,514	$32,885	$1,030,580	$51,615	$2,624,094

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$546	$30,364	$—	$—	$546	$30,364

Available-for-sale
Commercial MBS issued by GSEs	$3,950	$117,792	$—	$—	$3,950	$117,792
Corporate debt securities	1,285	38,716	—	—	1,285	38,716
CRA investments	514	37,113	—	—	514	37,113
Preferred stock	2,188	63,151	54	1,471	2,242	64,622
Private label residential MBS	6,170	377,638	599	16,969	6,769	394,607
Residential MBS issued by GSEs	16,990	950,480	140	5,326	17,130	955,806
Tax-exempt	9,937	148,780	—	—	9,937	148,780
Trust preferred securities	—	—	5,468	26,532	5,468	26,532
U.S. government sponsored agency securities	2,978	56,022	—	—	2,978	56,022
Total AFS securities	$44,012	$1,789,692	$6,261	$50,298	$50,273	$1,839,990
At December 31, 2017 and 2016, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of securities in an unrealized loss position at December 31, 2017 is 302, compared to 244 at December 31, 2016. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph are deemed to be OTTI.
The amortized cost and fair value of securities as of December 31, 2017, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2017
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After one year through five years	$11,300	$11,377
After five years through ten years	14,979	14,860
After ten years	228,771	230,077
Total HTM securities	$255,050	$256,314

Available-for-sale
Due in one year or less	$54,175	$53,679
After one year through five years	16,992	17,464
After five years through ten years	257,495	256,147
After ten years	480,220	505,335
Mortgage-backed securities	2,706,519	2,666,894
Total AFS securities	$3,515,401	$3,499,519

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2017 and 2016:

	December 31, 2017
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$255,050	$255,050

Available-for-sale
CDO	$—	$—	$—	$—	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	—	—	—	—	109,077
Corporate debt securities	—	—	—	74,293	29,190	—	—	103,483
CRA investments	—	25,349	—	—	—	—	25,267	50,616
Preferred stock	—	—	—	10,388	23,822	4,104	14,882	53,196
Private label residential MBS	809,242	—	55,161	1,350	931	1,840	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	—	—	—	—	1,689,295
Tax-exempt	64,893	25,280	249,200	167,994	—	—	3,543	510,910
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	61,462	—	—	—	—	—	61,462
U.S. treasury securities	—	2,482	—	—	—	—	—	2,482
Total AFS securities (1)	$874,135	$1,912,945	$304,361	$254,025	$82,560	$27,801	$43,692	$3,499,519

(1)	Where ratings differ, the Company uses an average of the available ratings by S&P, Moody’s, and/or Fitch.

	December 31, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$92,079	$92,079

Available-for-sale
CDO	$—	$—	$—	$—	$—	$13,490	$—	$13,490
Commercial MBS issued by GSEs	—	117,792	—	—	—	—	—	117,792
Corporate debt securities	—	—	5,429	38,715	20,000	—	—	64,144
CRA investments	—	—	—	—	—	—	37,113	37,113
Preferred stock	—	—	—	—	64,486	14,658	15,518	94,662
Private label residential MBS	399,013	—	29,921	2,117	2,634	—	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	—	—	—	—	1,355,205
Tax-exempt	80,862	—	268,249	59,122	—	—	—	408,233
Trust preferred securities	—	—	—	—	26,532	—	—	26,532
U.S. government sponsored agency securities	—	56,022	—	—	—	—	—	56,022
U.S. treasury securities	—	2,502	—	—	—	—	—	2,502
Total AFS securities (1)	$479,875	$1,531,521	$303,599	$99,954	$113,652	$28,148	$52,631	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$—	$—	$—	$—	$1,053

(1)	Where ratings differ, the Company uses an average of the available ratings by S&P, Moody’s, and/or Fitch.

Securities with carrying amounts of approximately $913.7 million and $763.0 million at December 31, 2017 and 2016, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Gross gains	$3,204	$2,115	$1,144
Gross losses	(861)	(1,056)	(529)
Net gains on sales of investment securities	$2,343	$1,059	$615

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	December 31,
	2017	2016
	(in thousands)
Commercial and industrial	$6,841,381	$5,855,786
Commercial real estate - non-owner occupied	3,904,011	3,543,956
Commercial real estate - owner occupied	2,241,613	2,013,276
Construction and land development	1,632,204	1,478,114
Residential real estate	425,940	259,432
Consumer	48,786	38,963
Loans, net of deferred loan fees and costs	15,093,935	13,189,527
Allowance for credit losses	(140,050)	(124,704)
Total loans HFI	$14,953,885	$13,064,823
Net deferred loan fees and costs as of December 31, 2017 and 2016 total $25.3 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.5 million and $5.2 million as of December 31, 2017 and 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $14.1 million and $22.2 million as of December 31, 2017 and 2016, respectively. Credit marks were $27.0 million and $47.3 million as of December 31, 2017 and 2016, respectively.
The Company had no HFS loans as of December 31, 2017 and $18.9 million of HFS loans as of December 31, 2016.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$6,835,385	$2,245	$669	$3,082	$5,996	$6,841,381
Commercial real estate
Owner occupied	2,240,457	1,026	—	130	1,156	2,241,613
Non-owner occupied	3,696,729	2,993	—	2,847	5,840	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,090,176	—	—	—	—	1,090,176
Land	536,917	—	—	5,111	5,111	542,028
Residential real estate	411,857	6,874	1,487	5,722	14,083	425,940
Consumer	48,408	83	213	82	378	48,786
Total loans	$15,061,371	$13,221	$2,369	$16,974	$32,564	$15,093,935

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$5,848,129	$549	$584	$6,524	$7,657	$5,855,786
Commercial real estate
Owner occupied	2,009,728	71	—	3,477	3,548	2,013,276
Non-owner occupied	3,339,121	672	2	—	674	3,339,795
Multi-family	204,161	—	—	—	—	204,161
Construction and land development
Construction	973,242	—	—	—	—	973,242
Land	503,588	—	—	1,284	1,284	504,872
Residential real estate	249,726	4,333	281	5,092	9,706	259,432
Consumer	38,765	26	2	170	198	38,963
Total loans	$13,166,460	$5,651	$869	$16,547	$23,067	$13,189,527
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2017				December 31, 2016
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$17,913	$4,113	$22,026	$43	$10,921	$6,046	$16,967	$775
Commercial real estate
Owner occupied	1,089	792	1,881	—	5,084	3,264	8,348	285
Non-owner occupied	—	5,840	5,840	—	8,317	1	8,318	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	868	5,111	5,979	—	—	1,284	1,284	—
Residential real estate	2,039	6,078	8,117	—	99	5,093	5,192	—
Consumer	—	82	82	—	—	163	163	7
Total	$21,909	$22,016	$43,925	$43	$24,421	$15,851	$40,272	$1,067
The reduction in interest income associated with loans on non-accrual status was approximately $2.4 million, $2.0 million, and $2.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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

The following tables present gross loans by risk rating:

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$6,675,574	$85,781	$76,328	$3,698	$—	$6,841,381
Commercial real estate
Owner occupied	2,149,465	43,122	48,397	629	—	2,241,613
Non-owner occupied	3,676,711	11,166	14,692	—	—	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,072,342	4,477	13,357	—	—	1,090,176
Land	535,412	637	5,979	—	—	542,028
Residential real estate	408,527	8,971	8,442	—	—	425,940
Consumer	47,824	878	84	—	—	48,786
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$14,758,149	$154,295	$145,934	$2,993	$—	$15,061,371
Past due 30 - 59 days	7,966	518	4,737	—	—	13,221
Past due 60 - 89 days	1,182	219	968	—	—	2,369
Past due 90 days or more	—	—	15,640	1,334	—	16,974
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$5,722,185	$70,011	$58,590	$5,000	$—	$5,855,786
Commercial real estate
Owner occupied	1,935,322	53,634	22,090	2,230	—	2,013,276
Non-owner occupied	3,278,090	22,972	38,733	—	—	3,339,795
Multi-family	203,964	197	—	—	—	204,161
Construction and land development
Construction	961,290	—	11,952	—	—	973,242
Land	501,569	337	2,966	—	—	504,872
Residential real estate	252,304	929	6,199	—	—	259,432
Consumer	38,698	64	201	—	—	38,963
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$12,887,308	$147,838	$124,084	$7,230	$—	$13,166,460
Past due 30 - 59 days	5,433	96	122	—	—	5,651
Past due 60 - 89 days	410	210	249	—	—	869
Past due 90 days or more	271	—	16,276	—	—	16,547
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527
The table below reflects the recorded investment in loans classified as impaired:

	December 31,
	2017	2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$19,315	$10,909
Impaired loans without a specific valuation allowance under ASC 310 (2)	79,239	88,300
Total impaired loans	$98,554	$99,209
Valuation allowance related to impaired loans (3)	$(5,606)	$(4,239)

(1)	Includes TDR loans of $3.7 million and $2.5 million at December 31, 2017 and 2016, respectively.

(2)	Includes TDR loans of $48.8 million and $58.3 million at December 31, 2017 and 2016, respectively.

(3)	Includes valuation allowance related to TDR loans of $1.2 million and $0.6 million at December 31, 2017 and 2016, respectively.
The following table presents impaired loans by class:

	December 31,
	2017	2016
	(in thousands)
Commercial and industrial	$34,156	$21,462
Commercial real estate
Owner occupied	10,430	20,748
Non-owner occupied	21,251	25,524
Multi-family	—	—
Construction and land development
Construction	—	—
Land	15,426	14,838
Residential real estate	17,170	16,391
Consumer	121	246
Total	$98,554	$99,209
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Average balance on impaired loans	$104,866	$109,461	$150,151
Interest income recognized on impaired loans	4,046	4,167	4,794
Interest recognized on non-accrual loans, cash basis	1,614	1,254	1,634
The following table presents average investment in impaired loans by loan class:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Commercial and industrial	$33,519	$26,577	$20,482
Commercial real estate
Owner occupied	18,692	18,865	34,912
Non-owner occupied	22,000	30,633	56,360
Multi-family	—	—	—
Construction and land development
Construction	—	—	—
Land	13,558	17,006	19,561
Residential real estate	16,893	16,096	18,453
Consumer	204	284	383
Total	$104,866	$109,461	$150,151
The average investment in TDR loans included in the average investment in impaired loans table above for the years ended December 31, 2017, 2016, and 2015 was $55.5 million, $68.8 million, and $113.9 million, respectively.
The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Commercial and industrial	$1,077	$727	$288
Commercial real estate
Owner occupied	677	849	1,575
Non-owner occupied	1,074	1,196	1,560
Multi-family	—	—	—
Construction and land development
Construction	—	—	—
Land	699	830	785
Residential real estate	516	560	579
Consumer	3	5	7
Total	$4,046	$4,167	$4,794
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2017	2016
	(in thousands)
Non-accrual loans (1)	$43,925	$40,272
Loans past due 90 days or more on accrual status (2)	43	1,067
Accruing troubled debt restructured loans	42,431	53,637
Total nonperforming loans	86,399	94,976
Other assets acquired through foreclosure, net	28,540	47,815
Total nonperforming assets	$114,939	$142,791

(1)	Includes non-accrual TDR loans of $10.1 million and $7.1 million at December 31, 2017 and 2016, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at each of the periods ended December 31, 2017 and 2016.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance, at beginning of period	$15,177	$15,925	$19,156
Additions due to acquisition	—	4,301	857
Measurement period adjustments	—	—	38
Reclassifications from non-accretable to accretable yield (1)	2,086	1,892	1,747
Accretion to interest income	(2,797)	(3,439)	(3,996)
Reversal of fair value adjustments upon disposition of loans	(5,142)	(3,502)	(1,877)
Balance, at end of period	$9,324	$15,177	$15,925

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Year Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	2,269	447	8,186	102	11,004
Recoveries	(1,229)	(2,897)	(1,778)	(3,112)	(84)	(9,100)
Provision	(2,805)	5,347	318	14,268	122	17,250
Ending balance	$19,599	$31,648	$5,500	$82,527	$776	$140,050
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	18	728	165	12,477	161	13,549
Recoveries	(485)	(5,690)	(875)	(3,991)	(144)	(11,185)
Provision	1,732	(2,449)	(2,137)	10,638	216	8,000
Ending balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	820	5,550	127	6,497
Recoveries	(1,872)	(4,139)	(2,181)	(3,754)	(203)	(12,149)
Provision	(1,454)	(9,762)	(3,539)	18,411	(456)	3,200
Ending balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2017
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$19,315	$—	$—	$—	$19,315
Impaired loans with no allowance recorded	10,430	21,250	14,842	17,170	15,426	121	79,239
Total loans individually evaluated for impairment	10,430	21,250	34,157	17,170	15,426	121	98,554
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	9,569	105,542	43	601	—	—	115,755
Total recorded investment	$2,241,613	$3,904,011	$6,841,381	$425,940	$1,632,204	$48,786	$15,093,935
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$20,795	$—	$—	$—	$20,795
Impaired loans with no allowance recorded	17,459	28,028	42,261	26,057	32,289	10,695	156,789
Total loans individually evaluated for impairment	17,459	28,028	63,056	26,057	32,289	10,695	177,584
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	12,619	128,440	3,146	720	—	—	144,925
Total unpaid principal balance	$2,251,692	$3,933,687	$6,873,383	$434,946	$1,649,067	$59,360	$15,202,135
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$5,606	$—	$—	$—	$5,606
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	5,606	—	—	—	5,606
Loans collectively evaluated for impairment	13,884	16,135	76,919	5,500	19,599	776	132,813
Loans acquired with deteriorated credit quality	—	1,629	2	—	—	—	1,631
Total allowance for credit losses	$13,884	$17,764	$82,527	$5,500	$19,599	$776	$140,050

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2016
Recorded Investment
Impaired loans with an allowance recorded	$3,125	$—	$7,766	$—	$—	$18	$10,909
Impaired loans with no allowance recorded	17,624	25,524	13,695	16,391	14,838	228	88,300
Total loans individually evaluated for impairment	20,749	25,524	21,461	16,391	14,838	246	99,209
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,834,325	242,409	1,443,952	38,717	12,924,164
Loans acquired with deteriorated credit quality	11,351	134,847	—	632	19,324	—	166,154
Total recorded investment	$2,013,276	$3,543,956	$5,855,786	$259,432	$1,478,114	$38,963	$13,189,527
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,125	$—	$8,019	$—	$—	$18	$11,162
Impaired loans with no allowance recorded	26,336	33,632	43,683	26,225	33,487	1,358	164,721
Total loans individually evaluated for impairment	29,461	33,632	51,702	26,225	33,487	1,376	175,883
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,834,325	242,409	1,443,952	38,717	12,924,164
Loans acquired with deteriorated credit quality	14,878	165,275	925	738	19,858	—	201,674
Total unpaid principal balance	$2,025,515	$3,582,492	$5,886,952	$269,372	$1,497,297	$40,093	$13,301,721
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$937	$—	$3,301	$—	$—	$1	$4,239
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	937	—	3,301	—	—	1	4,239
Loans collectively evaluated for impairment	11,403	12,646	69,673	3,851	20,398	671	118,642
Loans acquired with deteriorated credit quality	—	687	359	—	777	—	1,823
Total allowance for credit losses	$12,340	$13,333	$73,333	$3,851	$21,175	$672	$124,704

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
The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial and industrial	11	$3,513	$—	$—	$3,513	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	3	2,993	—	—	2,993	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	122	—	—	122	—
Consumer	—	—	—	—	—	—
Total	15	$6,628	$—	$—	$6,628	$—

Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial and industrial	2	$2,405	$—	$—	$2,405	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$2,405	$—	$—	$2,405	$—

	Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial and industrial	1	$256	$—	$—	$256	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	1	193	—	—	193	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	81	—	3	78	4
Consumer	—	—	—	—	—	—
Total	3	$530	$—	$3	$527	$4
The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	1	$87	—	$—	—	$—
Commercial real estate
Owner occupied	1	135	—	—	—	—
Non-owner occupied	1	308	1	5,381	—	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	2	1,119	—	—	1	137
Land	—	—	—	—	—	—
Residential real estate	1	48	2	408	3	1,047
Consumer	—	—	—	—	—	—
Total	6	$1,697	3	$5,789	4	$1,184
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At December 31, 2017 and 2016, there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
In the normal course of business, one of the Company’s Other NBLs routinely purchases and sells commercial and industrial loans. During the year ended December 31, 2017, purchases and sales related to this business line totaled $694.7 million and $154.3 million, respectively. The increase in this business line, net of dispositions and payoffs, was $239.5 million for 2017, compared to $114.1 million for 2016.
Total secondary market loan purchases during the years ended December 31, 2017 and 2016, inclusive of the purchases from the Company's Other NBL noted above, totaled $908.1 million and $340.6 million, respectively. For 2017, total purchased loans also included of $1.9 million of commercial and industrial loans and $211.5 million of residential real estate loans. For 2016, these purchased loans consisted of $340.0 million of commercial and industrial loans and $0.6 million of commercial real estate loans.
During the year ended December 31, 2017, the Company sold loans, inclusive of the sales from the Company's Other NBL noted above, with a carrying value of $170.9 million and recognized a gain of $0.9 million on the sales. During the year ended

December 31, 2016, the Company sold loans, which consisted primarily of CRE and SBA loans with a carrying value of $39.3 million and recognized a gain of $2.5 million on the sales.
4. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2017	2016
	(in thousands)
Bank premises	$89,411	$83,285
Land and improvements	32,953	33,309
Furniture, fixtures, and equipment	37,098	45,676
Leasehold improvements	23,707	22,709
Construction in progress	1,415	4,840
Total	184,584	189,819
Accumulated depreciation and amortization	(65,865)	(69,986)
Premises and equipment, net	$118,719	$119,833
Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2027. The following is a schedule of future minimum rental payments under these leases at December 31, 2017:

(in thousands)
2018	$10,962
2019	9,658
2020	7,894
2021	4,589
2022	3,313
Thereafter	4,059
Total future minimum rental payments	$40,475
The Company leases certain office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $10.4 million, $11.0 million, and $8.1 million is included in occupancy expense for the years ended December 31, 2017, 2016, and 2015, respectively. Total depreciation expense of $9.9 million, $9.2 million, and $7.7 million is included in occupancy expense for the years ended December 31, 2017, 2016, and 2015, respectively.

5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,626)	2,431	(21,195)
Valuation adjustments, net	—	(120)	(120)
(Losses) gains, net (1)	228	—	228
Balance, end of period	$32,552	$(4,012)	$28,540

	2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	13,110	—	13,110
Proceeds from sale of other real estate owned and repossessed assets, net	(11,584)	2,451	(9,133)
Valuation adjustments, net	—	268	268
Gains (losses), net (1)	(372)	—	(372)
Balance, end of period	$54,138	$(6,323)	$47,815

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Transfers to other assets acquired through foreclosure, net	28,566	—	28,566
Additions from acquisition	1,407	—	1,407
Proceeds from sale of other real estate owned and repossessed assets, net	(51,038)	5,411	(45,627)
Valuation adjustments, net	—	(182)	(182)
Gains (losses), net (1)	2,628	—	2,628
Balance, end of period	$52,984	$(9,042)	$43,942

(1)	Includes net gains related to initial transfers to other assets of $0.1 million, $0.4 million, and $0.9 million during the years ended December 31, 2017, 2016, and 2015, respectively.
At December 31, 2017, 2016, and 2015, the majority of the Company’s repossessed assets consisted of properties located in Nevada and California. The Company held 19 properties at December 31, 2017, compared to 31 at December 31, 2016.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company's goodwill totals $289.9 million as of December 31, 2017, of which $23.2 million relates to the Nevada operating segment, $149.7 million relates to the Northern California segment, $116.9 million relates to the Technology & Innovation segment, and $0.1 million relates to the HFF segment.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2017, 2016, and 2015, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.
The fair value of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. The Company recognized initial goodwill of $0.2 million related to the HFF loan portfolio purchase, which closed on April 20, 2016. During the year ended December 31, 2017, the Company recognized measurement period adjustments related to the HFF acquisition that totaled $0.1 million for tax related items. The measurement period for the HFF acquisition ended on April 20, 2017, and therefore, the fair values of these assets acquired and liabilities assumed were considered final effective as of that date.
The following is a summary of the Company's acquired intangible assets:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization
Core deposit intangibles	$14,647	$4,144	$10,503	$40,804	$28,227	$12,577

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in thousands)
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350
As of December 31, 2017, the Company's core deposit intangible assets had a weighted average estimated useful life of 7.5 years. The Company's core deposit intangibles assets related to FIB and BON were being amortized on a straight-line basis and were fully amortized as of December 31, 2017. The core deposit intangible assets acquired in the acquisition of Bridge are being amortized using an accelerated amortization method over a period of 10 years. Amortization expense recognized on all amortizable intangibles totaled $2.1 million, $2.8 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Below is a summary of future estimated aggregate amortization expense:

Year Ended December 31,
(in thousands)
2018	$1,594
2019	1,547
2020	1,494
2021	1,433
2022	1,364
Thereafter	3,071
Total	$10,503

7. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2017	2016
	(in thousands)
Non-interest-bearing demand deposits	$7,433,962	$5,632,926
Interest-bearing transaction accounts	1,586,209	1,346,718
Savings and money market accounts	6,330,977	6,120,877
Time certificates of deposit ($250,000 or more)	713,654	609,678
Other time deposits	907,730	839,664
Total deposits	$16,972,532	$14,549,863
The summary of the contractual maturities for all time deposits as of December 31, 2017 is as follows:

December 31,
(in thousands)
2018	$1,457,335
2019	144,303
2020	12,636
2021	5,249
2022	1,655
Thereafter	206
Total	$1,621,384
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2017 and 2016, the Company had $401.4 million and $413.9 million, respectively, of reciprocal CDARS deposits and $617.9 million and $607.5 million, respectively, of ICS deposits. At December 31, 2017 and 2016, the Company had $67.3 million and $136.2 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $1.85 billion and $1.10 billion at December 31, 2017 and 2016, respectively. The Company incurred $8.7 million and $4.0 million in deposit related costs on these deposits during the year ended December 31, 2017 and 2016, respectively.

8. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Short-Term:
FHLB advances	$390,000	$80,000
Total short-term borrowings	$390,000	$80,000
The Company maintains other lines of credit with correspondent banks totaling $167.5 million, of which $22.5 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured, of which $45.0 million has a floating interest rate of one-month LIBOR plus 3.25% and $100.0 million has a rate equivalent to the federal funds effective rate. As of December 31, 2017 and 2016, there are no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At December 31, 2017, the Company has $390.0 million in short-term FHLB overnight advances, with a weighted average interest rate of 1.41%. At December 31, 2016, short-term FHLB advances of $80.0 million had a weighted average interest rate of 0.55%.
As of December 31, 2017 and 2016, the Company had additional available credit with the FHLB of approximately $1.91 billion and $2.15 billion, respectively, and with the FRB of approximately $1.11 billion and $997 million, respectively.
9. QUALIFYING DEBT
Subordinated Debt
The Parent has $175.0 million of subordinated debentures, which was recorded net of debt issuance costs of $5.5 million, and matures July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The debentures have a fixed interest rate of 6.25% per annum.
WAB has $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three-month LIBOR through maturity.
To hedge the interest rate risk on the Company's subordinated debt issuances, the Company entered into fair value interest rate hedges with receive fixed/pay variable swaps.
The carrying value of all subordinated debt issuances, which includes the fair value of related hedges, totals $308.6 million and $305.8 million at December 31, 2017 and 2016, respectively.

Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
The Company's junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2017	2016
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(10,263)	(16,087)
Junior subordinated debt, at fair value		$56,234	$50,410
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(5,465)	(5,776)
Junior subordinated debt, at amortized cost		$12,062	$11,751

Total junior subordinated debt		$68,296	$62,161

(1)	The purchase accounting adjustment is being accreted over the remaining life of the trusts, pursuant to accounting guidance.
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
The weighted average interest rate of all junior subordinated debt as of December 31, 2017 was 4.03%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 3.34% at December 31, 2016.
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

10. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 10.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year. In March 2017, the BOD adopted an amendment to the Incentive Plan limiting the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2017 were 3.2 million.
Restricted stock awards granted to employees in 2017 and 2016 generally vest over a 3-year period. Stock grants made to non-employee WAL directors during 2017 became fully vested at June 30, 2017. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For the year ended December 31, 2017, the Company recognized $14.3 million in stock-based compensation expense related to these stock grants, compared to $10.7 million in 2016. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees in the Consolidated Income Statement.
In addition, in 2015 to 2017, the Company granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. During the year ended December 31, 2017, the Company granted 144,906 shares of these restricted stock awards. The performance condition is based on achieving an EPS target for calendar year 2017. This EPS target has been met as of December 31, 2017 and therefore the restricted stock awards will vest over the remaining service period. The grant date fair value of these awards was $7.2 million. For the year ended December 31, 2017, the Company recognized $2.3 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $1.1 million in 2016.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,278	$26.02	1,492	$20.46
Granted	531	49.06	478	32.00
Vested	(575)	23.14	(571)	16.95
Forfeited	(92)	34.51	(121)	23.65
Balance, end of period	1,142	$36.96	1,278	$26.02
The total weighted average grant date fair value of all stock awards, including the performance-based restricted stock awards, granted during the years ended December 31, 2017, 2016, and 2015 was $26.1 million, $15.3 million, and $14.0 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2017, 2016, and 2015 was $29.1 million, $18.3 million, and $14.6 million, respectively.
As of December 31, 2017, there was $20.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.21 years.

Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. In 2017, there is also a TSR performance measure. The number of shares issued will vary based on the cumulative EPS target that is achieved and, if applicable, TSR relative to an established peer group. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2017, the Company recognized $6.5 million in stock-based compensation expense related to these performance stock units, compared to $5.7 million and $4.8 million in stock-based compensation expense for such units in 2016 and 2015, respectively.
The three-year performance period for the 2014 grant ended on December 31, 2016, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 28, 2017, executive management committee members were granted a total of 206,050 of fully vested common shares.
The three-year performance period for the 2015 grant ended on December 31, 2017, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 198,062 shares will become fully vested and be paid out to executive management committee members in the first quarter of 2018.
As of December 31, 2017, outstanding performance stock unit grants made in 2016 and 2017 are expected to pay out at the maximum award amount, or 197,337 and 169,778 common shares, in 2019 and 2020, respectively.
Common Stock Issuance
Under ATM Distribution Agreement
On June 4, 2014, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, under which the Company could sell shares of its common stock up to an aggregate offering price of $100.0 million in an offering registered with the SEC. The parties executed an Amended and Restated Distribution Agency Agreement on October 30, 2014. The Company agreed to pay Credit Suisse Securities (USA) LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares. The common stock would be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary.
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
Preferred Stock
On September 27, 2011 the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $0.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department under the SBLF. On December 31, 2014, the Company redeemed 70,500 of its 141,000 shares of non-cumulative perpetual preferred stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million. On December 18, 2015, the Company redeemed its remaining 70,500 shares of non-cumulative perpetual preferred stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million.
Treasury Shares
During the year ended December 31, 2017, the Company purchased treasury shares of 269,835 at a weighted average price of $51.16 per share, compared to 305,046 shares at a weighted average price per share of $31.09 in 2016.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2014	$16,495	$—	$—	$144	$16,639
Balance January 1, 2015 (1)	16,495	—	16,309	144	32,948
Other comprehensive (loss) income before reclassifications	(6,117)	90	(4,276)	—	(10,303)
Amounts reclassified from accumulated other comprehensive income	(385)	—	—	—	(385)
Net current-period other comprehensive (loss) income	(6,502)	90	(4,276)	—	(10,688)
Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive (loss) income before reclassifications	(24,254)	31	(2,077)	—	(26,300)
Amounts reclassified from accumulated other comprehensive income	(655)	—	—	—	(655)
Net current-period other comprehensive (loss) income	(24,909)	31	(2,077)	—	(26,955)
Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income (loss) before reclassifications	6,334	264	(3,604)	—	2,994
Amounts reclassified from accumulated other comprehensive income	(1,444)	—	—	—	(1,444)
Net current-period other comprehensive income (loss)	4,890	264	(3,604)	—	1,550
Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)

(1)
As adjusted, due to the Company's election to early adopt an element of ASU 2016-01 issued by the FASB in January 2016. The cumulative effect of adoption of this guidance at January 1, 2015 resulted in a decrease to retained earnings of $16.3 million and a corresponding increase to accumulated other comprehensive income.

The following table presents reclassifications out of accumulated other comprehensive income:

	Year Ended December 31,
Income Statement Classification	2017	2016	2015
	(in thousands)
Gain on sales of investment securities, net	$2,343	$1,059	$615
Income tax expense	(899)	(404)	(230)
Net of tax	$1,444	$655	$385

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
As of December 31, 2017, 2016, and 2015, the Company does not have significant outstanding cash flow hedges or free-standing derivatives.
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
The Company has also entered into receive fixed/pay variable interest rate swaps, designated as fair value hedges on its fixed rate subordinated debt offerings. As a result, the Company is paying a floating rate of three month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. For the fair value hedge on the Company's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
Derivatives Not Designated in Hedge Relationships
Management also enters into certain foreign exchange derivative contracts which are not designated as accounting hedges. These derivative contracts include spot, forward and forward window contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. For the years ended December 31, 2017 and 2016, changes in the fair value related to these derivative contracts totaled $3.5 million and $1.8 million, respectively, and are included in Other non-interest income on the Consolidated Income Statements.

Adoption of ASU 2017-12
The Company elected early adoption of the amendments within ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The guidance is effective as of January 1, 2017 and, upon adoption, the Company recorded a cumulative adjustment to opening retained earnings of $0.5 million and adjusted its 2017 earnings to exclude the effects of prior period hedge ineffectiveness, which totaled less than $0.1 million for 2017.
As of December 31, 2017, the following amounts are reflected in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of the Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$699,452	$41,919
Qualifying debt	(308,608)	9,959

(1)	Included in the carrying amount of the hedged assets/(liabilities)
For the Company's derivative instruments that are designated and qualify as a fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans, the gain or loss on the hedged items is included in interest income and for subordinated debt, the gain or loss on the hedged items is included in interest expense.
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross basis as of December 31, 2017, 2016, and 2015. The change in the notional amounts of these derivatives from December 31, 2015 to December 31, 2017 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2017			December 31, 2016			December 31, 2015
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$993,432	$1,703	$53,581	$993,485	$4,220	$65,749	$800,478	$3,569	$64,785
Total	993,432	1,703	53,581	993,485	4,220	65,749	800,478	3,569	64,785
Netting adjustments (1)	—	896	896	—	1,869	1,869	—	—	—
Net derivatives in the balance sheet	$993,432	$807	$52,685	$993,485	$2,351	$63,880	$800,478	$3,569	$64,785

Derivatives not designated as hedging instruments
Foreign currency contracts	$85,940	$42,749	$42,586	$18,421	$9,236	$9,185	$66,364	$33,274	$33,090
Interest rate swaps	36,969	776	776	—	—	—	—	—	—
Total	$122,909	$43,525	$43,362	$18,421	$9,236	$9,185	$66,364	$33,274	$33,090

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

The following table summarizes the gains (losses) on fair value hedges for the years ended December 31, 2016, and 2015 all of which were recorded in non-interest income.

	Year Ended December 31,
	2016	2015
	(in thousands)
Hedge of Fixed Rate Loans (1)
Gain (loss) on "pay fixed" swap	$15,582	$(6,965)
Gain (loss) on receive fixed rate loans	(15,519)	7,044
Net ineffectiveness	$63	$79
Hedge of Fixed Rate Subordinated Debt Issuances (1)
Gain (loss) on "receive fixed" swap	$(15,894)	$3,569
Gain (loss) on subordinated debt	15,894	(3,569)
Net ineffectiveness	$—	$—

(1)
The fair value of derivatives contracts are carried as other assets and other liabilities in the Consolidated Balance Sheets. The effective portion of hedging gains (losses) is recorded as basis adjustments to the underlying hedged asset or liability. For 2016 and 2015, gains and losses on both the hedging derivative and hedged item are recorded through non-interest income with a resulting net income impact for the amount of ineffectiveness. Due to adoption of ASU 2017-12, effective January 1, 2017, there were no amounts recorded in net income related to hedge ineffectiveness in 2017.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $53.6 million at December 31, 2017, $65.7 million at December 31, 2016, and $61.7 million at December 31, 2015.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	December 31,
	2017	2016	2015
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$893	$2,351	$3,569
Collateral posted by this counterparty	—	1,691	4,680
Derivative liability with this counterparty	40,340	—	—
Collateral pledged to this counterparty	60,476	—	1,340
Net exposure after netting adjustments and collateral	$—	$660	$229
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of December 31, 2017, 2016, and 2015 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $52.7 million, $63.9 million, and $64.8 million, respectively. As of December 31, 2017, the Company was in an over-collateralized net position of $25.0 million after considering $78.6 million of collateral held in the form of cash and securities. As of December 31, 2016 and 2015, the Company was in an over-collateralized position of $24.3 million and $15.5 million, respectively.

13. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Weighted average shares - basic	104,179	103,042	94,570
Dilutive effect of stock awards	818	801	649
Weighted average shares - diluted	104,997	103,843	95,219
Net income available to common stockholders	$325,492	$259,798	$193,494
Earnings per share - basic	3.12	2.52	2.05
Earnings per share - diluted	3.10	2.50	2.03
The Company had no anti-dilutive stock options outstanding as of December 31, 2017 and 2016.

14. INCOME TAXES
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current	$37,854	$93,737	$61,040
Deferred	88,471	7,644	3,254
Total tax provision	$126,325	$101,381	$64,294
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax at statutory rate	$158,136	$126,413	$90,489
Increase (decrease) resulting from:
State income taxes, net of federal benefits	9,765	8,046	5,783
Bank owned life insurance	(1,351)	(1,317)	(1,365)
Tax-exempt income	(26,403)	(22,425)	(20,226)
Change in federal rate applied to deferred items	(10,411)	—	—
Excise tax	9,689	—	—
Deferred tax asset valuation allowance	—	—	(2,290)
Low income housing tax credits	(7,361)	(6,153)	(5,223)
Other, net	(5,739)	(3,183)	(2,874)
Total tax provision	$126,325	$101,381	$64,294
The effective tax rate for the year ended December 31, 2017 was 27.96%, compared to 28.07% for the year ended December 31, 2016, and 24.87% for the year ended December 31, 2015. There was not a significant change in the effective tax rate from 2017 compared to 2016. The increase in the effective tax rate from 2015 compared to 2016 is due primarily to the increase in pre-tax income without proportional increases to favorable tax rate items for the year ended December 31, 2016 compared to 2015.
The 2017 Tax Cuts and Jobs Act significantly changes how the United States taxes corporations. This new legislation lowered the statutory corporate tax rate from 35% to 21%, but it also limited or eliminated certain deductions. The Company has analyzed and interpreted the current and future impacts of the Act and recorded the effects in its financial statements as of December 31, 2017. However, the legislation remains subject to potential amendments, technical corrections and further guidance at both the federal and state levels. Further, in connection with the filing of its tax return, the Company has the ability to change some of the elections it has applied in the calculation of the year-end tax provision, such as NOL carryback/carryovers and depreciation. If a material adjustment is needed for any of these items, it will be included in the provision for income taxes in the period in which the change occurs.

The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$37,851	$50,860
Fair market value adjustment related to acquired loans	—	7,941
Stock-based compensation	8,335	12,302
Net operating loss carryovers	34,710	9,024
Tax credit carryovers	24,171	—
Startup costs and other amortization	2,495	4,216
Allowance for other assets acquired through foreclosure, net	1,459	3,230
Section 382 limited NUBILs	—	3,251
Premises and equipment	1,428	—
Unrealized loss on AFS securities	4,117	9,149
Other	10,239	13,679
Total gross deferred tax assets	124,805	113,652
Deferred tax liabilities:
Deferred income	(68,799)	—
Unrealized gain on debt instruments measured at fair value	(2,661)	(6,132)
Deferred loan costs	(6,594)	(3,212)
Insurance premiums	(35,789)	—
Core deposit intangible	(2,809)	(4,949)
Premises and equipment	—	(449)
Unrealized gains on financial instruments measured at fair value	(1,396)	(2,200)
Other	(977)	(1,516)
Total deferred tax liabilities	(119,025)	(18,458)
Deferred tax assets, net	$5,780	$95,194
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the year ended December 31, 2017, the net deferred tax assets decreased $89.4 million to $5.8 million. This overall decrease in the net deferred tax asset was primarily the result of deferring taxable income to future periods and accelerating deductions which were only partially offset by the creation of NOL and tax credit carryovers and the revaluation of deferred taxes under the 2017 Tax Cuts and Jobs Act.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $5.8 million at December 31, 2017 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At each of the periods ended December 31, 2017 and 2016, the Company had no deferred tax valuation allowance.
As of December 31, 2017, the Company’s gross federal NOL carryovers, a portion of which are subject to limitations under Section 382 of the IRC, totaled approximately $169.5 million for which a deferred tax asset of $31.1 million has been recorded reflecting the expected benefit of these federal NOL carryovers. The Company also has varying gross amounts of state NOL carryovers with California and Arizona being the most significant. The ending gross California and Arizona NOL carryovers totaled approximately $25.0 million and $17.3 million, respectively. A deferred tax asset of $3.6 million has been recorded to reflect the expected benefit of all state NOL carryovers. If not utilized, a portion of the federal and state NOL carryovers will begin to expire in 2028 and 2023, respectively. As of December 31, 2017, the Company’s federal and state tax credit carryovers totaled $23.1 million and $1.1 million, respectively. If not utilized, a portion of the federal and state tax credit carryovers will begin to expire in 2038 and 2023, respectively. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL and tax credit carryovers.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2013.
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
The total gross activity of unrecognized tax benefits related to uncertain tax positions are shown in the following table:

	December 31,
	2017	2016
	(in thousands)
Beginning balance	$1,038	$1,038
Gross Increases
Tax positions in prior periods	—	—
Current period tax positions	—	—
Gross decreases
Tax positions in prior periods	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Ending balance	$1,038	$1,038
As of December 31, 2017 and 2016, the total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, is $0.7 million. The Company anticipates that approximately $0.4 million of the unrecognized tax benefits will be resolved within the next twelve months.
During the years ended December 31, 2017 and 2016, the Company recognized no amounts for interest and penalties. During the year ended December 31, 2015, the Company recognized $0.1 million in penalties and no amounts for interest.
As of December 31, 2017 and 2016, the Company has accrued a total liability of $0.1 million for penalties and $0.1 million for interest.
LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $267.0 million and $151.3 million, respectively, as of December 31, 2017, compared to $187.4 million and $84.4 million as of December 31, 2016. For the years ended December 31, 2017, 2016, and 2015, $25.4 million, $17.3 million, and $14.4 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2017	2016
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $364,638 at December 31, 2017 and $360,840 at December 31, 2016	$5,851,158	$4,428,495
Credit card commitments and financial guarantees	153,752	115,536
Standby letters of credit, including unsecured letters of credit of $11,664 at December 31, 2017 and $6,431 at December 31, 2016	161,966	78,576
Total	$6,166,876	$4,622,607
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2017:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$5,851,158	$2,348,898	$1,998,695	$500,392	$1,003,173
Credit card commitments and financial guarantees	153,752	153,752	—	—	—
Standby letters of credit	161,966	133,297	27,426	1,243	—
Total	$6,166,876	$2,635,947	$2,026,121	$501,635	$1,003,173
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $6.2 million and $7.0 million as of December 31, 2017 and 2016, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2017 and 2016, CRE related loans accounted for approximately 52% and 53% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended December 31, 2017 and 2016.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. For the years ended December 31, 2017, 2016, and 2015, total rent expense was
$10.4 million, $11.0 million and $8.1 million, respectively.
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
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheets as securities measured at fair value. During the year ended December 31, 2017, the Company sold all of its investment securities measured at fair value. No significant gain or loss was recognized upon sale of these securities.

For the years ended December 31, 2017, 2016, and 2015, gains and losses from fair value changes on securities and junior subordinated debt were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI
	(in thousands)
Year Ended December 31, 2017
Securities measured at fair value	$—	$9	$—	$9	$—
Junior subordinated debt	(5,824)	—	(3,221)	(3,221)	(3,604)
Total	$(5,824)	$9	$(3,221)	$(3,212)	$(3,604)
Year Ended December 31, 2016
Securities measured at fair value	$(18)	$41	$—	$23	$—
Junior subordinated debt	(3,482)	—	(2,828)	(2,828)	(2,077)
Total	$(3,500)	$41	$(2,828)	$(2,805)	$(2,077)
Year Ended December 31, 2015
Securities measured at fair value	$(32)	$54	$—	$22	$—
Junior subordinated debt	(6,491)	—	(2,151)	(2,151)	(4,276)
Total	$(6,523)	$54	$(2,151)	$(2,129)	$(4,276)
Interest income on securities measured at fair value is accounted for similarly to those classified as AFS. Any premiums or discounts are recognized in interest income over the term of the securities. Interest expense on junior subordinated debt is determined under a constant yield calculation.
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
Securities measured at fair value: All of the Company’s securities measured at fair value, which consisted of MBS, were reported at fair value utilizing Level 2 inputs as of December 31, 2016 in the same manner as described below for AFS securities.
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
As of December 31, 2017, the Company estimates the discount rate at 5.61%, which represents an implied credit spread of 3.92% plus three-month LIBOR (1.69%). As of December 31, 2016, the Company estimated the discount rate at 5.66%, which was a 4.66% credit spread plus three-month LIBOR (1.00%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2017
Assets:
Available-for-sale
CDO	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	109,077
Corporate debt securities	—	103,483	—	103,483
CRA investments	50,616	—	—	50,616
Preferred stock	53,196	—	—	53,196
Private label residential MBS	—	868,524	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	1,689,295
Tax-exempt	—	510,910	—	510,910
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	61,462	—	61,462
U.S. treasury securities	—	2,482	—	2,482
Total AFS securities	$103,812	$3,395,707	$—	$3,499,519
Derivative assets (1)	$—	$45,228	$—	$45,228
Liabilities:
Junior subordinated debt (2)	$—	$—	$56,234	$56,234
Derivative liabilities (1)	—	96,943	—	96,943

(1)
Derivative assets and liabilities relate to interest rate swaps and foreign currency contracts, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $41,919 and the net carrying value of subordinated debt is decreased by $9,959 as of December 31, 2017, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2016
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$1,053
Available-for-sale
Collateralized debt obligations	$—	$13,490	$—	$13,490
Commercial MBS issued by GSEs	—	117,792	—	117,792
Corporate debt securities	20,000	44,144	—	64,144
CRA investments	37,113	—	—	37,113
Preferred stock	94,662	—	—	94,662
Private label residential MBS	—	433,685	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	1,355,205
Tax-exempt	—	408,233	—	408,233
Trust preferred securities	—	26,532	—	26,532
U.S. government sponsored agency securities	—	56,022	—	56,022
U.S. treasury securities	—	2,502	—	2,502
Total AFS securities	$151,775	$2,457,605	$—	$2,609,380
Loans - HFS	$—	$18,909	$—	$18,909
Derivative assets (1)	—	13,456	—	13,456
Liabilities:
Junior subordinated debt (2)	$—	$—	$50,410	$50,410
Derivative liabilities (1)	—	74,934	—	74,934

(1)
Derivative assets and liabilities relate to interest rate swaps and foreign currency contracts, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $48,161 and the net carrying value of subordinated debt is decreased by $12,325 as of December 31, 2016, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the years ended December 31, 2017, 2016, and 2015, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$(50,410)	$(46,928)	$(40,437)
Transfers into Level 3	—	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	(5,824)	(3,482)	(6,491)
Ending balance	$(56,234)	$(50,410)	$(46,928)

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

	CDO Securities
	Year Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$10,060	$11,445
Transfers into Level 3	—	—
Transfers out of Level 3	(11,274)	—
Total gains (losses) for the period
Included in other comprehensive income (1)	1,214	(1,385)
Ending balance	$—	$10,060

(1)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized gain (loss) on AFS securities.
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
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$56,234	Discounted cash flow	Implied credit rating of the Company	5.61%

	December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$50,410	Discounted cash flow	Implied credit rating of the Company	5.66%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2017 and 2016 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2017:
Impaired loans with specific valuation allowance	$13,709	$—	$—	$13,709
Impaired loans without specific valuation allowance (1)	63,607	—	—	63,607
Other assets acquired through foreclosure	28,540	—	—	28,540
As of December 31, 2016:
Impaired loans with specific valuation allowance	$6,670	$—	$—	$6,670
Impaired loans without specific valuation allowance (1)	60,738	—	—	60,738
Other assets acquired through foreclosure	47,815	—	—	47,815

(1)	Net of loan balances with charge-offs of $15.6 million and $27.6 million as of December 31, 2017 and 2016, respectively.
For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$77,316	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	28,540	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$67,408	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	47,815	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 impaired loans had an estimated fair value of $77.3 million and $67.4 million at December 31, 2017 and 2016, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $19.3 million and $10.9 million at December 31, 2017 and 2016, respectively, which was reduced by a specific valuation allowance of $5.6 million and $4.2 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $28.5 million and $47.8 million of such assets at December 31, 2017 and 2016, respectively.
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
For the years ended December 31, 2017, 2016, and 2015, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of December 31, 2017 and 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$255,050	$—	$256,314	$—	$256,314
AFS	3,499,519	103,812	3,395,707	—	3,499,519
Derivative assets	45,228	—	45,228	—	45,228
Loans, net	14,953,885	—	14,577,010	77,316	14,654,326
Accrued interest receivable	85,517	—	85,517	—	85,517
Financial liabilities:
Deposits	$16,972,532	$—	$16,980,066	$—	$16,980,066
Customer repurchase agreements	26,017	—	26,017	—	26,017
FHLB advances	390,000	—	390,000	—	390,000
Qualifying debt	376,905	—	336,803	67,210	404,013
Derivative liabilities	96,943	—	96,943	—	96,943
Accrued interest payable	16,366	—	16,366	—	16,366
As of December 31, 2017, the Company utilized Level 2 inputs to measure the the fair value of the Company's subordinated debt issuances, compared to Level 3 inputs as of December 31, 2016, due to an increase in the availability and reliability of the observable inputs.

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$92,079	$—	$91,966	$—	$91,966
AFS	2,609,380	151,775	2,457,605	—	2,609,380
Trading	1,053	—	1,053	—	1,053
Derivative assets	13,456	—	13,456	—	13,456
Loans, net	13,083,732	—	12,736,336	67,408	12,803,744
Accrued interest receivable	70,320	—	70,320	—	70,320
Financial liabilities:
Deposits	$14,549,863	$—	$14,553,931	$—	$14,553,931
Customer repurchase agreements	41,728	—	41,728	—	41,728
FHLB advances	80,000	—	80,000	—	80,000
Qualifying debt	367,937	—		375,626	375,626
Derivative liabilities	74,934	—	74,934	—	74,934
Accrued interest payable	15,354	—	15,354	—	15,354
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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2017 and 2016 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at December 31, 2017 and 2016.
17. REGULATORY CAPITAL REQUIREMENTS
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
Under the Basel III final rules, a capital conservation buffer, comprised of Common Equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.
As of December 31, 2017 and 2016, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2017
WAL	$2,460,988	$2,013,744	$18,569,608	$19,624,517	13.3%	10.8%	10.3%	10.4%
WAB	2,299,919	2,003,745	18,664,200	19,541,990	12.3	10.7	10.3	10.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2016
WAL	$2,107,480	$1,675,871	$15,980,092	$16,868,674	13.2%	10.5%	9.9%	10.0%
WAB	2,001,081	1,720,072	15,888,346	16,764,327	12.6	10.8	10.3	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
18. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $18,000 for those under 50 years of age and up to a maximum of $24,000 for those over 50 years of age in 2017) of their annual compensation. The Company may elect to match a discretionary amount each year, which is 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s contributions to this plan total $3.1 million, $2.7 million, and $2.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was $131,000, $117,000, and $68,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
In connection with the Bridge acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The Company uses a December 31st measurement date for this plan.
The following table reflects the accumulated benefit obligation and funded status of the SERP:

	December 31,
	2017	2016
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of period	$8,394	$7,444
Service cost	580	680
Interest cost	454	425
Actuarial (gains)/losses	(470)	(88)
Expected benefits paid	(67)	(67)
Projected benefit obligation at end of year	$8,891	$8,394
Unfunded projected/accumulated benefit obligation	(8,891)	(8,394)
Additional liability	$—	$—

Weighted average assumptions to determine benefit obligation
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	4.00%
The components of net periodic benefit cost recognized for the year ended December 31, 2017 and 2016 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2018 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Components of net periodic benefit cost
Service cost	$566	$580	$614
Interest cost	509	454	425
Amortization of prior service cost	103	103	101
Amortization of actuarial (gains)/losses	(165)	(114)	(100)
Net periodic benefit cost	$1,013	$1,023	$1,040

Other comprehensive income (cost)	$(62)	$(11)	$1

19. RELATED PARTY TRANSACTIONS
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
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	Year Ended December 31,
	2017	2016
	(in thousands)
Balance, beginning	$16,874	$74,381
New loans	—	637
Advances	1,532	1,980
Repayments and other	(12,488)	(60,124)
Balance, ending	$5,918	$16,874
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2017 or 2016. The interest income associated with these loans was approximately $0.5 million, $0.6 million and $2.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Loan commitments outstanding with related parties totaled approximately $31.2 million and $46.6 million at December 31, 2017 and 2016, respectively.
The Company also accepts deposits from related parties which totaled $100.5 million and $97.3 million at December 31, 2017 and 2016, respectively, with related interest expense totaling less than $0.2 million during each of the years ended December 31, 2017, 2016, and 2015.
On April 1, 2017, the Company hired an executive officer who was previously the Managing Partner of an external consulting firm that the Company actively uses for risk management services. Prior to joining the Company, the executive officer sold his interest in this external consulting firm and was paid with a combination of cash and a $1.0 million note that will be paid in equal installments ending in 2019. Expenses to this external consulting firm totaled $1.9 million, $1.6 million, and less than $0.1 million during the years ended December 31, 2017, 2016, and 2015. In addition, sponsorships, donations and other services to related parties totaled less than $1.0 million during each of the years ended December 31, 2017, 2016, and 2015.
20. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of GE Capital US Holdings, Inc. Loan Portfolio
On April 20, 2016, WAB completed its acquisition of GE Capital US Holdings, Inc.'s domestic select-service hotel franchise finance loan portfolio, paying cash of $1.27 billion. The acquisition was undertaken, in part, to expand the Company's national reach and diversify the Company's loan portfolio.
Effective April 20, 2016, the results of the acquired loan portfolio are reflected in the Company's HFF NBL operating segment. There were no acquisition / restructure expenses related to the acquisition recognized during the year ended December 31, 2017. For the year ended December 31, 2016, acquisition / restructure expenses related to the acquisition totaled $4.3 million, of which approximately $0.6 million are acquisition related costs as defined by ASC 805. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the year ended December 31, 2017, the Company recognized measurement period adjustments totaling $0.1 million for tax related items. The measurement period for the HFF acquisition ended on April 20, 2017, and therefore, the fair values of these assets acquired and liabilities assumed were considered final as of that date.

The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

April 20, 2016
(in thousands)
Assets:
Loans	$1,280,997
Other assets	3,632
Total assets	$1,284,629
Liabilities:
Other liabilities	$12,559
Total liabilities	12,559
Net assets acquired	$1,272,070
Consideration paid
Cash	$1,272,187
Goodwill	$117
Loans acquired consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totaled $1.19 billion, which was net of interest and credit marks of $43.3 million. The fair value of PCI loans totaled $93.3 million, which is net of interest and credit marks of $17.0 million. See "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements for additional detail of the acquired loans.
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
	(in thousands)
Interest income	$707,620	$593,057
Non-interest income	42,915	29,768
Net income available to common stockholders	265,731	231,528
Earnings per share - basic	2.59	2.51
Earnings per share - diluted	2.57	2.49

21. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2017	2016
	(in thousands)
ASSETS:
Cash and cash equivalents	$56,554	$11,409
Investment securities - AFS	34,698	34,562
Investment in bank subsidiaries	2,291,166	2,003,550
Investment in non-bank subsidiaries	77,457	46,140
Other assets	24,378	29,400
Total assets	$2,484,253	$2,125,061
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$226,993	$216,838
Accrued interest and other liabilities	27,562	16,694
Total liabilities	254,555	233,532
Total stockholders’ equity	2,229,698	1,891,529
Total liabilities and stockholders’ equity	$2,484,253	$2,125,061

WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income:
Dividends from subsidiaries	$97,264	$12,795	$140,900
Interest income	2,547	3,327	4,593
Non-interest income	2,470	2,445	586
Total income	102,281	18,567	146,079
Expense:
Interest expense	11,459	6,975	6,671
Non-interest expense	16,293	9,221	11,397
Total expense	27,752	16,196	18,068
Income before income taxes and equity in undistributed earnings of subsidiaries	74,529	2,371	128,011
Income tax benefit	5,229	4,399	5,876
Income before equity in undistributed earnings of subsidiaries	79,758	6,770	133,887
Equity in undistributed earnings of subsidiaries	245,734	253,028	60,357
Net income	325,492	259,798	194,244
Dividends on preferred stock	—	—	750
Net income available to common stockholders	$325,492	$259,798	$193,494

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$325,492	$259,798	$194,244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(245,734)	(253,028)	(60,357)
Excess tax benefit of stock-based compensation	(7)	(359)	(1,945)
Other operating activities, net	16,928	(9,521)	2,869
Net cash (used in) provided by operating activities	96,679	(3,110)	134,811
Cash flows from investing activities:
Purchases of securities	(11,765)	(20,148)	—
Principal pay downs, calls, maturities, and sales proceeds of securities, net	23,196	34,390	2,358
Proceeds from sale of other repossessed assets, net	—	—	4,138
Capital contributions to subsidiaries	(50,000)	(226,869)	—
Loans purchases, fundings, and principal collections, net	—	2,770	3,704
Sale (purchase) of money market investments, net	—	121	330
Net cash and cash equivalents (used) in acquisition (1)	—	—	(19,440)
Net cash (used in) provided by investing activities	(38,569)	(209,736)	(8,910)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	169,256	—
Cash paid for tax withholding on vested restricted stock	(13,811)	(9,483)	(7,603)
Excess tax benefit of stock-based compensation	—	—	1,945
Repayments on other borrowings	—	—	(83,444)
Proceeds from issuance of common stock	—	55,785	28,288
Proceeds from exercise of stock options	846	1,070	1,935
Redemption of preferred stock	—	—	(70,500)
Cash dividends paid on preferred stock	—	—	(750)
Net cash (used in) provided by financing activities	(12,965)	216,628	(130,129)
Net increase (decrease) in cash and cash equivalents	45,145	3,782	(4,228)
Cash and cash equivalents at beginning of year	11,409	7,627	11,855
Cash and cash equivalents at end of year	$56,554	$11,409	$7,627
Supplemental disclosure:
Cash paid during the year for:
Interest	$11,182	$5,165	$4,235
Income taxes	97,781	70,131	54,590
Non-cash investing and financing activity:
Change in unrealized gain (loss) on AFS securities, net of tax	759	(1,984)	1,199
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(3,604)	(2,077)	(4,276)
Loan and OREO contributions to subsidiaries	11,264	50,773	183

(1)	Cash acquired, less cash consideration paid of $36.5 million, resulted in a net $19.4 million use of cash and cash equivalents in the acquisition.

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

The following is a summary of operating segment balance sheet information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2017	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,237.1	$2.1	$8.2	$2.1	$1.7
Loans, net of deferred loan fees and costs	15,093.9	3,323.7	1,844.8	1,934.7	1,275.5
Less: allowance for credit losses	(140.0)	(31.5)	(18.1)	(19.5)	(13.2)
Total loans	14,953.9	3,292.2	1,826.7	1,915.2	1,262.3
Other assets acquired through foreclosure, net	28.5	2.3	13.3	—	0.2
Goodwill and other intangible assets, net	300.7	—	23.2	—	156.5
Other assets	808.9	46.3	58.8	14.4	15.1
Total assets	$20,329.1	$3,342.9	$1,930.2	$1,931.7	$1,435.8
Liabilities:
Deposits	$16,972.5	$4,841.3	$3,951.4	$2,461.1	$1,681.7
Borrowings and qualifying debt	766.9	—	—	—	—
Other liabilities	360.0	11.6	20.9	3.2	11.9
Total liabilities	18,099.4	4,852.9	3,972.3	2,464.3	1,693.6
Allocated equity:	2,229.7	396.5	263.7	221.8	303.1
Total liabilities and stockholders' equity	$20,329.1	$5,249.4	$4,236.0	$2,686.1	$1,996.7
Excess funds provided (used)	—	1,906.5	2,305.8	754.4	560.9

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBL	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,223.0
Loans, net of deferred loan fees and costs	162.1	1,580.4	1,097.9	1,327.7	2,543.0	4.1
Less: allowance for credit losses	(1.6)	(15.6)	(11.4)	(4.0)	(25.0)	(0.1)
Total loans	160.5	1,564.8	1,086.5	1,323.7	2,518.0	4.0
Other assets acquired through foreclosure, net	—	—	—	—	—	12.7
Goodwill and other intangible assets, net	—	—	120.9	0.1	—	—
Other assets	0.9	17.9	6.0	5.9	15.5	628.1
Total assets	$161.4	$1,582.7	$1,213.4	$1,329.7	$2,533.5	$4,867.8
Liabilities:
Deposits	$2,230.4	$—	$1,737.6	$—	$—	$69.0
Borrowings and qualifying debt	—	—	—	—	—	766.9
Other liabilities	1.2	42.4	0.8	0.4	5.5	262.1
Total liabilities	2,231.6	42.4	1,738.4	0.4	5.5	1,098.0
Allocated equity:	59.4	126.5	244.1	108.3	206.0	300.3
Total liabilities and stockholders' equity	$2,291.0	$168.9	$1,982.5	$108.7	$211.5	$1,398.3
Excess funds provided (used)	2,129.6	(1,413.8)	769.1	(1,221.0)	(2,322.0)	(3,469.5)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2016	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,052.3	$1.9	$10.1	$2.1	$1.9
Loans, net of deferred loan fees and costs	13,208.5	2,955.9	1,725.5	1,766.8	1,095.4
Less: allowance for credit losses	(124.7)	(30.1)	(18.5)	(19.4)	(8.8)
Total loans	13,083.8	2,925.8	1,707.0	1,747.4	1,086.6
Other assets acquired through foreclosure, net	47.8	6.2	18.0	—	0.3
Goodwill and other intangible assets, net	302.9	—	23.7	—	157.5
Other assets	714.0	42.9	58.8	14.5	14.3
Total assets	$17,200.8	$2,976.8	$1,817.6	$1,764.0	$1,260.6
Liabilities:
Deposits	$14,549.8	$3,843.4	$3,731.5	$2,382.6	$1,543.6
Borrowings and qualifying debt	447.9	—	—	—	—
Other liabilities	311.6	12.8	28.3	12.9	12.4
Total liabilities	15,309.3	3,856.2	3,759.8	2,395.5	1,556.0
Allocated equity:	1,891.5	346.6	250.7	201.6	283.7
Total liabilities and stockholders' equity	$17,200.8	$4,202.8	$4,010.5	$2,597.1	$1,839.7
Excess funds provided (used)	—	1,226.0	2,192.9	833.1	579.1

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,036.3
Loans, net of deferred loan fees and costs	116.8	1,454.3	1,011.4	1,292.1	1,776.9	13.4
Less: allowance for credit losses	(1.3)	(15.6)	(10.6)	(0.8)	(19.0)	(0.6)
Total loans	115.5	1,438.7	1,000.8	1,291.3	1,757.9	12.8
Other assets acquired through foreclosure, net	—	—	—	—	—	23.3
Goodwill and other intangible assets, net	—	—	121.5	0.2	—	—
Other assets	0.3	15.6	7.2	5.3	11.1	544.0
Total assets	$115.8	$1,454.3	$1,129.5	$1,296.8	$1,769.0	$3,616.4
Liabilities:
Deposits	$1,890.3	$—	$1,038.2	$—	$—	$120.2
Borrowings and qualifying debt	—	—	—	—	—	447.9
Other liabilities	0.7	50.5	2.0	1.4	17.5	173.1
Total liabilities	1,891.0	50.5	1,040.2	1.4	17.5	741.2
Allocated equity:	65.6	117.1	224.1	107.1	145.5	149.5
Total liabilities and stockholders' equity	$1,956.6	$167.6	$1,264.3	$108.5	$163.0	$890.7
Excess funds provided (used)	1,840.8	(1,286.7)	134.8	(1,188.3)	(1,606.0)	(2,725.7)

The following is a summary of operating segment income statement information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2017	(in thousands)
Net interest income (expense)	$784,664	$198,622	$145,001	$109,177	$85,360
Provision for (recovery of) credit losses	17,250	1,153	(4,724)	100	4,575
Net interest income (expense) after provision for credit losses	767,414	197,469	149,725	109,077	80,785
Non-interest income	45,344	4,757	9,135	3,396	10,000
Non-interest expense	(360,941)	(76,118)	(61,066)	(51,808)	(48,387)
Income (loss) before income taxes	451,817	126,108	97,794	60,665	42,398
Income tax expense (benefit)	126,325	49,317	34,133	25,529	17,591
Net income (loss)	$325,492	$76,791	$63,661	$35,136	$24,807

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$54,102	$28,485	$82,473	$56,961	$65,908	$(41,425)
Provision for (recovery of) credit losses	341	593	2,821	4,493	9,729	(1,831)
Net interest income (expense) after provision for credit losses	53,761	27,892	79,652	52,468	56,179	(39,594)
Non-interest income	558	—	8,422	52	1,772	7,252
Non-interest expense	(28,289)	(8,522)	(36,726)	(10,166)	(20,550)	(19,309)
Income (loss) before income taxes	26,030	19,370	51,348	42,354	37,401	(51,651)
Income tax expense (benefit)	9,676	6,317	19,255	15,883	14,000	(65,376)
Net income (loss)	$16,354	$13,053	$32,093	$26,471	$23,401	$13,725

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2016	(in thousands)
Net interest income (expense)	$657,213	$170,513	$137,507	$103,542	$88,162
Provision for (recovery of) credit losses	8,000	9,912	(3,337)	(580)	2,587
Net interest income (expense) after provision for credit losses	649,213	160,601	140,844	104,122	85,575
Non-interest income	42,915	6,887	8,622	2,550	10,422
Non-interest expense	(330,949)	(63,406)	(60,570)	(45,643)	(53,073)
Income (loss) before income taxes	361,179	104,082	88,896	61,029	42,924
Income tax expense (benefit)	101,381	40,832	31,113	25,663	18,049
Net income (loss)	$259,798	$63,250	$57,783	$35,366	$24,875

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$41,539	$20,900	$69,143	$38,583	$49,893	$(62,569)
Provision for (recovery of) credit losses	256	(183)	(1,626)	—	4,200	(3,229)
Net interest income (expense) after provision for credit losses	41,283	21,083	70,769	38,583	45,693	(59,340)
Non-interest income	460	59	6,728	—	2,315	4,872
Non-interest expense	(24,019)	(7,936)	(31,271)	(8,544)	(15,204)	(21,283)
Income (loss) before income taxes	17,724	13,206	46,226	30,039	32,804	(75,751)
Income tax expense (benefit)	6,647	4,952	17,335	11,265	12,302	(66,777)
Net income (loss)	$11,077	$8,254	$28,891	$18,774	$20,502	$(8,974)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2015	(in thousands)
Net interest income (expense)	$492,576	$129,914	$122,082	$94,585	$56,698
Provision for (recovery of) credit losses	3,200	3,099	(6,887)	152	3,038
Net interest income (expense) after provision for credit losses	489,376	126,815	128,969	94,433	53,660
Non-interest income	29,768	4,204	9,202	2,697	5,161
Non-interest expense	(260,606)	(59,917)	(59,553)	(47,549)	(30,161)
Income (loss) before income taxes	258,538	71,102	78,618	49,581	28,660
Income tax expense (benefit)	64,294	27,893	27,516	20,849	12,051
Net income	$194,244	$43,209	$51,102	$28,732	$16,609

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation (1)	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$25,572	$19,988	$30,137	$48,525	$(34,925)
Provision for (recovery of) credit losses	232	2,655	2,264	(1,234)	(119)
Net interest income (expense) after provision for credit losses	25,340	17,333	27,873	49,759	(34,806)
Non-interest income	322	687	2,252	849	4,394
Non-interest expense	(18,059)	(5,675)	(7,596)	(14,501)	(17,595)
Income (loss) before income taxes	7,603	12,345	22,529	36,107	(48,007)
Income tax expense (benefit)	2,851	4,630	8,448	13,540	(53,484)
Net income	$4,752	$7,715	$14,081	$22,567	$5,477

(1)	As the Bridge acquisition was completed on June 30, 2015, the results of operations of Bridge are included in the Company's Consolidated Income Statements beginning July 1, 2015.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$228,459	$217,836	$206,953	$192,265
Interest expense	17,430	16,253	14,210	12,956
Net interest income	211,029	201,583	192,743	179,309
Provision for credit losses	5,000	5,000	3,000	4,250
Net interest income after provision for credit losses	206,029	196,583	189,743	175,059
Non-interest income	13,688	10,456	10,601	10,599
Non-interest expense	(95,398)	(89,296)	(88,420)	(87,827)
Income before provision for income taxes	124,319	117,743	111,924	97,831
Income tax expense	34,973	34,899	31,964	24,489
Net income available to common stockholders	$89,346	$82,844	$79,960	$73,342
Earnings per share:
Basic	$0.86	$0.79	$0.77	$0.71
Diluted	$0.85	$0.79	$0.76	$0.70

	Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$187,411	$184,750	$174,089	$154,256
Interest expense	12,142	12,203	10,403	8,545
Net interest income	175,269	172,547	163,686	145,711
Provision for credit losses	1,000	2,000	2,500	2,500
Net interest income after provision for credit losses	174,269	170,547	161,186	143,211
Non-interest income	10,540	10,683	8,559	13,133
Non-interest expense	(88,645)	(85,007)	(81,804)	(75,493)
Income before provision for income taxes	96,164	96,223	87,941	80,851
Income tax expense	26,364	29,171	26,327	19,519
Net income available to common stockholders	$69,800	$67,052	$61,614	$61,332
Earnings per share:
Basic	$0.67	$0.65	$0.60	$0.60
Diluted	$0.67	$0.64	$0.60	$0.60

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Western Alliance Bancorporation

Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report, dated February 26, 2018, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Phoenix, Arizona
February 26, 2018

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on June 12, 2018.
The Company has adopted a Code of Business Conduct and Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.westernalliancebancorporation.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on June 12, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on June 12, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on June 12, 2018.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on June 12, 2018.
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

10.7	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8	Western Alliance Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on September 25, 2012). ±

10.9
Form of Indemnification Agreement, by and between Western Alliance and each of Western Alliance's directors and executive officers (incorporated by reference to Exhibit 10.10 of Western Alliance's Form 10-K/A filed with the SEC on March 1, 2017). ±

10.10
Offer Letter, dated May 1, 2017, by and between Kenneth A. Vecchione and Western Alliance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2017). ±

10.11
Employment Letter Agreement, dated February 17, 2017, by and between James C. Haught and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance’s Current Report on Form 8-K filed with the SEC on December 15, 2017). ±

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

WESTERN ALLIANCE BANCORPORATION

February 26, 2018	By:	/s/ Robert Sarver
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 26, 2018.

Name	Title

/s/ Robert Sarver	Chairman of the Board and Chief Executive Officer
Robert Sarver	(Principal Executive Officer)

/s/ Kenneth A. Vecchione	President and Director
Kenneth A. Vecchione

/s/ Dale Gibbons	Executive Vice President and Chief Financial
Dale Gibbons	Officer (Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ William S. Boyd	Director
William S. Boyd

/s/ Howard Gould	Director
Howard Gould

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Robert Latta	Director
Robert Latta

/s/ Cary Mack	Director
Cary Mack

/s/ Todd Marshall	Director
Todd Marshall

/s/ James Nave	Director
James Nave

/s/ Michael Patriarca	Director
Michael Patriarca

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn