Form 10-Q
period 2018-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2018-04-27
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2018, Western Alliance Bancorporation had 105,860,364 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS

The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES / DIVISIONS:
AAB	Alliance Association Bank	HFF	Hotel Franchise Finance
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WA PWI, LLC	Western Alliance Public Welfare Investments, LLC
Company	Western Alliance Bancorporation and subsidiaries	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HOA Services	Homeowner Associations Services	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFI	Held for Investment
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
ATM	At-the-Market	LIBOR	London Interbank Offered Rate
Basel Committee	Basel Committee on Banking Supervision	LIHTC	Low-Income Housing Tax Credit
Basel III	Banking Supervision's December 2010 final capital framework	MBS	Mortgage-Backed Securities
BOD	Board of Directors	NBL	National Business Lines
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	OCC	Office of the Comptroller of the Currency
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
EPS	Earnings per share	PCI	Purchased Credit Impaired
EVE	Economic Value of Equity	SBA	Small Business Administration
Exchange Act	Securities Exchange Act of 1934, as amended	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	TCJA	Tax Cuts and Jobs Act
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
FVO	Fair Value Option	TEB	Tax Equivalent Basis
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language
GSE	Government-Sponsored Enterprise

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$149,737	$181,191
Interest-bearing deposits in other financial institutions	289,634	235,577
Cash, cash equivalents, and restricted cash	439,371	416,768
Money market investments	5	—
Investment securities - AFS, at fair value; amortized cost of $3,474,049 at March 31, 2018 and $3,515,401 at December 31, 2017	3,405,462	3,499,519
Investment securities - HTM, at amortized cost; fair value of $255,418 at March 31, 2018 and $256,314 at December 31, 2017	262,304	255,050
Investments in restricted stock, at cost	66,519	65,785
Loans - HFI, net of deferred loan fees and costs	15,560,453	15,093,935
Less: allowance for credit losses	(144,659)	(140,050)
Net loans held for investment	15,415,794	14,953,885
Premises and equipment, net	116,702	118,719
Other assets acquired through foreclosure, net	30,194	28,540
Bank owned life insurance	168,619	167,764
Goodwill	289,895	289,895
Other intangible assets, net	10,455	10,853
Deferred tax assets, net	27,374	5,780
Investments in LIHTC	288,911	267,023
Other assets	239,126	249,504
Total assets	$20,760,731	$20,329,085
Liabilities:
Deposits:
Non-interest-bearing demand	$7,502,036	$7,433,962
Interest-bearing	9,852,502	9,538,570
Total deposits	17,354,538	16,972,532
Customer repurchase agreements	21,676	26,017
Other borrowings	300,000	390,000
Qualifying debt	363,935	376,905
Other liabilities	426,819	333,933
Total liabilities	18,466,968	18,099,387
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 107,611,765 shares issued at March 31, 2018 and 107,057,520 at December 31, 2017	10	10
Treasury stock, at cost (1,751,022 shares at March 31, 2018 and 1,570,155 shares at December 31, 2017)	(46,469)	(40,173)
Additional paid in capital	1,431,460	1,424,540
Accumulated other comprehensive (loss)	(41,662)	(3,145)
Retained earnings	950,424	848,466
Total stockholders’ equity	2,293,763	2,229,698
Total liabilities and stockholders’ equity	$20,760,731	$20,329,085
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$205,959	$172,553
Investment securities	25,772	16,571
Dividends	1,478	2,229
Other	1,488	912
Total interest income	234,697	192,265
Interest expense:
Deposits	14,173	8,412
Other borrowings	1,326	190
Qualifying debt	4,969	4,338
Other	9	16
Total interest expense	20,477	12,956
Net interest income	214,220	179,309
Provision for credit losses	6,000	4,250
Net interest income after provision for credit losses	208,220	175,059
Non-interest income:
Service charges and fees	5,745	4,738
Card income	1,972	1,492
Income from equity investments	1,460	692
Foreign currency income	1,202	1,042
Lending related income and gains (losses) on sale of loans, net	978	422
Income from bank owned life insurance	928	948
Gain (loss) on sales of investment securities, net	—	635
Unrealized (losses) gains on assets measured at fair value, net	(1,074)	(1)
Other income	432	631
Total non-interest income	11,643	10,599
Non-interest expense:
Salaries and employee benefits	62,133	51,620
Occupancy	6,864	6,894
Legal, professional, and directors' fees	6,003	8,803
Data processing	5,207	5,264
Insurance	3,869	3,228
Deposit costs	2,926	1,741
Business development	1,728	2,063
Card expense	942	731
Marketing	596	721
Loan and repossessed asset expenses	583	1,278
Intangible amortization	398	689
Net (gain) loss on sales / valuations of repossessed and other assets	(1,228)	(543)
Other expense	8,128	5,338
Total non-interest expense	98,149	87,827
Income before provision for income taxes	121,714	97,831
Income tax expense	20,814	24,489
Net income	$100,900	$73,342

Earnings per share available to common stockholders:
Basic	$0.97	$0.71
Diluted	0.96	0.70
Weighted average number of common shares outstanding:
Basic	104,530	103,987
Diluted	105,324	104,836
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$100,900	$73,342
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $12,714 and $(5,670), respectively	(38,914)	9,169
Unrealized (loss) gain on SERP, net of tax effect of $2 and $1, respectively	(11)	(1)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(478) and $757, respectively	1,466	(1,229)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0 and $242, respectively	—	(393)
Net other comprehensive (loss) income	(37,459)	7,546
Comprehensive income	$63,441	$80,888
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Balance, January 1, 2017 (1)	105,071	10	1,400,140	(26,362)	(4,695)	522,974	1,892,067
Net income	—	—	—	—	—	73,342	73,342
Exercise of stock options	9	—	184	—	—	—	184
Restricted stock, performance stock units, and other grants, net	549		6,619	—	—	—	6,619
Restricted stock surrendered (2)	(201)	—	—	(10,243)	—	—	(10,243)
Other comprehensive income, net	—	—	—	—	7,546	—	7,546
Balance, March 31, 2017	105,428	$10	$1,406,943	$(36,605)	$2,851	$596,316	$1,969,515

Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (3)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	100,900	100,900
Exercise of stock options	9	—	215	—	—	—	215
Restricted stock, performance stock unit, and other grants, net	546	—	6,705	—	—	—	6,705
Restricted stock surrendered (2)	(181)	—	—	(6,296)	—	—	(6,296)
Other comprehensive loss, net	—	—	—	—	(37,459)	—	(37,459)
Balance, March 31, 2018	105,861	$10	$1,431,460	$(46,469)	$(41,662)	$950,424	$2,293,763

(1)
As adjusted for adoption of ASU 2017-12. The cumulative effect of adoption of this guidance at January 1, 2017 resulted in an increase to retained earnings of $0.5 million and a corresponding increase to loans for the fair market value adjustment on the swaps.

(2)	Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.

(3)	As adjusted for adoption of ASU 2016-01 and ASU 2018-02, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$100,900	$73,342
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	6,000	4,250
Depreciation and amortization	3,407	3,211
Stock-based compensation	6,705	6,342
Excess tax benefit of stock-based compensation	(3,971)	(4,593)
Deferred income taxes	(9,372)	2,401
Amortization of net premiums for investment securities	3,920	4,007
Amortization of tax credit investments	8,128	5,931
Accretion of fair market value adjustments on loans acquired from business combinations	(5,738)	(6,393)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	475	767
Income from bank owned life insurance	(928)	(948)
(Gains) / Losses on:
Sales of investment securities	—	(635)
Assets measured at fair value, net	1,074	(1)
Sale of loans	(678)	52
Other assets acquired through foreclosure, net	(1,242)	106
Valuation adjustments of other repossessed assets, net	47	(380)
Sale of premises, equipment, and other assets, net	(33)	47
Changes in, net of acquisitions:
Other assets	9,744	4,864
Other liabilities	(30,122)	(4,398)
Net cash provided by operating activities	$88,316	$87,972
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	$—	$33
Investment securities - AFS
Purchases	(67,949)	(185,199)
Principal pay downs and maturities	105,242	90,585
Proceeds from sales	—	15,170
Investment securities - HTM
Purchases	(7,800)	(10,533)
Principal pay downs and maturities	243	—
Purchase of investment tax credits	(13,376)	(3,516)
Purchase of SBIC investments	(263)	—
(Purchase) sale of money market investments, net	(5)	(90)
Proceeds from bank owned life insurance	72	—
(Purchase) liquidation of restricted stock	(734)	(154)
Loan fundings and principal collections, net	(367,437)	(342,069)
Purchase of premises, equipment, and other assets, net	(576)	(2,575)
Proceeds from sale of other real estate owned and repossessed assets, net	5,285	2,889
Net cash used in investing activities	$(347,298)	$(435,459)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$382,006	$806,106
Net increase (decrease) in borrowings	(94,340)	(86,017)
Proceeds from exercise of common stock options	215	184
Cash paid for tax withholding on vested restricted stock	(6,296)	(10,243)
Net cash provided by financing activities	$281,585	$710,030
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,603	362,543
Cash, cash equivalents, and restricted cash at beginning of period	416,768	284,491
Cash, cash equivalents, and restricted cash at end of period	$439,371	$647,034
Supplemental disclosure:
Cash paid during the period for:
Interest	$25,303	$17,851
Income taxes	9,881	(23)
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	5,744	—
Unfunded commitments originated	30,000	30,869
Change in unrealized (loss) gain on AFS securities, net of tax	(38,914)	9,169
Change in unrealized gain (loss) on junior subordinated debt, net of tax	1,466	(1,229)
Change in unfunded obligations	120,512	114,727
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
Principles of consolidation
As of March 31, 2018, WAL has the following significant wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2018 and 2017 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Securities classified as AFS or trading securities measured at fair value are reported as an asset in the Consolidated Balance Sheet at their estimated fair value. As the fair value of AFS debt securities changes, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. Upon adoption of ASU 2016-01, the fair value changes in AFS equity securities are recognized as part of non-interest income, see "Recently adopted accounting guidance" below for further discussion. When AFS debt securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three months ended March 31, 2018 and 2017.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2018 and 2017. The estimated fair value amounts for March 31, 2018 and 2017 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Non-interest income
Non-interest income includes service charges and fees, card income, income from equity investments, income from bank owned life insurance, foreign currency income, lending related income and gains (losses) on sale of loans, gains and losses on sales of investment securities, and other income. Service charges and fees are composed of fees earned from performing account analysis and general account services, fees earned in lieu of compensating balances, and other deposit account services. Service charges and fees are accounted for in accordance with ASC 606, Revenue from Contracts with Customers, and are recognized as the related services are provided. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally in the scope of ASC 310, Receivables, however, certain processing transactions for merchants, such as interchange fees, are in scope of ASC 606. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Lending related fees include fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 840, Leases. Net (gain) loss on sales / valuations of repossessed and other assets may also be presented in non-interest income in the event that a gain is recognized upon sale. Gains and losses on the sale of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 15. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the new standard.

Recent accounting pronouncements
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is in its implementation assessment stage, which includes identifying the population of the Company's leases that are within the scope of the new guidance, gathering all key lease data, and considering new lease software options that will facilitate application of the new accounting requirements.
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will facilitate all phases of planning and implementation of the new guidance. Under the direction of the Company's CECL Steering Committee and in partnership with its Enterprise Project Management Office, the implementation team has completed its gap assessment and are fully engaged with the implementation of its plan. Key initiatives underway include model development, data adequacy and formation, accounting policy drafting and software solution installations. Further, the team is also in the process of evaluating its control framework to identify risks resulting from new processes, judgments, and data.
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.
Recently adopted accounting guidance
In May 2014, the FASB issued guidance within ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 to ASC 606, Revenue from Contracts with Customers, creates a common revenue standard and clarifies the principles for recognizing revenue that can be applied consistently across various transactions, industries, and capital markets. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s). The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. Substantially all of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. The contracts that are within the scope of this guidance include service charges and fees on deposit accounts, certain types of card income, and success fees earned from equity investments. The Company has completed its review of contracts and other agreements that are within the scope of this guidance and did not identify any material changes to the timing or amount of revenue recognition. The Company’s accounting policies did not change materially since the principles of revenue recognition in the ASU are largely consistent with current practices applied by the Company. The Company has expanded its qualitative disclosures of performance obligations and disaggregation of significant categories of revenue. See "Note 15. Revenue from Contracts with Customers" for further discussion.

In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. Effective on January 1, 2015, the Company adopted the amendment noted in item 5) above as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Effective on January 1, 2018, the Company adopted the other amendments in this guidance. The primary impact on the Company's Consolidated Financial Statements results from the amendments discussed in item 1) above as changes in the fair value of the Company's equity investments are now recognized in net income, rather than in AOCI. As of January 1, 2018, the Company recorded a cumulative-effect adjustment of $0.4 million to decrease accumulated other comprehensive income with a corresponding increase to opening retained earnings. During the three months ended March 31, 2018, the Company recognized a loss of $1.1 million related to fair value changes in equity securities, which was recorded in the Consolidated Income Statement.
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
In January 2017, the FASB issued guidance within ASU 2017-01, Clarifying the Definition of a Business. The amendments in ASU 2017-01 to Topic 805, Business Combinations, clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued guidance within ASU 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 to Topic 350, Intangibles - Goodwill and Other, modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Accordingly, the amendments eliminate Step 2 from the goodwill impairment test because goodwill impairment will no longer be determined by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.
In February 2017, the FASB issued guidance within ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in ASU 2017-05 to Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Under current GAAP, there are several different accounting models to evaluate whether the transfer of certain assets qualify for sale treatment. The new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

In May 2017, the FASB issued guidance within ASU 2017-09, Scope of Modification Accounting. The amendments in ASU 2017-09 to Topic 718, Compensation - Stock Compensation, provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.
In February 2018, the FASB issued guidance within ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under current GAAP, the effect of a change in tax laws or rates on deferred tax liabilities and assets are included in income from continuing operations even in situations in which the related income tax effects of items in AOCI were originally recognized in comprehensive income. Accordingly, as the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within AOCI do not reflect the current tax rate. The amendments in ASU 2018-02 to Topic 220, Income Statement - Reporting Comprehensive Income, allow a reclassification from AOCI to retained earnings from tax effects resulting from the TCJA. The Company elected to adopt this guidance effective January 1, 2018 and recorded a cumulative-effect adjustment of $0.7 million to decrease accumulated other comprehensive income with a corresponding increase to opening retained earnings.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$262,304	$795	$(7,681)	$255,418

Available-for-sale
CDO	$50	$19,403	$—	$19,453
Commercial MBS issued by GSEs	110,347	60	(5,434)	104,973
Corporate debt securities	105,040	140	(3,504)	101,676
CRA investments	51,771	—	(925)	50,846
Preferred stock	92,959	1,191	(832)	93,318
Private label residential MBS	839,655	32	(20,691)	818,996
Residential MBS issued by GSEs	1,676,686	210	(49,997)	1,626,899
Tax-exempt	499,045	6,083	(7,207)	497,921
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	64,000	—	(3,710)	60,290
U.S. treasury securities	2,496	—	(23)	2,473
Total AFS securities	$3,474,049	$27,119	$(95,706)	$3,405,462

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$255,050	$4,514	$(3,250)	$256,314

Available-for-sale
CDO	$50	$21,807	$—	$21,857
Commercial MBS issued by GSEs	113,069	46	(4,038)	109,077
Corporate debt securities	105,044	261	(1,822)	103,483
CRA investments	51,133	—	(517)	50,616
Preferred stock	52,172	1,160	(136)	53,196
Private label residential MBS	874,261	756	(6,493)	868,524
Residential MBS issued by GSEs	1,719,188	810	(30,703)	1,689,295
Tax-exempt	501,988	10,893	(1,971)	510,910
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	64,000	—	(2,538)	61,462
U.S. treasury securities	2,496	—	(14)	2,482
Total AFS securities	$3,515,401	$35,733	$(51,615)	$3,499,519
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three months ended March 31, 2018 and 2017. The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-Maturity
Tax-exempt	$7,681	$208,272	$—	$—	$7,681	$208,272
Available-for-sale
Commercial MBS issued by GSEs	$262	$11,999	$5,172	$91,109	$5,434	$103,108
Corporate debt securities	2,200	57,799	1,304	38,696	3,504	96,495
CRA investments	—	—	925	50,846	925	50,846
Preferred stock	832	47,808	—	—	832	47,808
Private label residential MBS	13,613	625,316	7,078	188,584	20,691	813,900
Residential MBS issued by GSEs	25,817	1,096,496	24,180	512,464	49,997	1,608,960
Tax-exempt	3,278	173,905	3,929	67,415	7,207	241,320
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	94	4,906	3,616	55,384	3,710	60,290
U.S. treasury securities	23	2,473	—	—	23	2,473
Total AFS securities	$46,119	$2,020,702	$49,587	$1,033,115	$95,706	$3,053,817

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$3,250	$107,921	$—	$—	$3,250	$107,921
Available-for-sale
Commercial MBS issued by GSEs	$161	$13,565	$3,877	$93,641	$4,038	$107,206
Corporate debt securities	1,398	78,602	424	19,576	1,822	98,178
CRA investments	—	—	517	50,616	517	50,616
Preferred stock	136	7,357	—	—	136	7,357
Private label residential MBS	3,115	480,885	3,378	188,710	6,493	669,595
Residential MBS issued by GSEs	13,875	999,478	16,828	523,270	30,703	1,522,748
Tax-exempt	17	6,159	1,954	69,674	1,971	75,833
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	14	4,986	2,524	56,476	2,538	61,462
U.S. treasury securities	14	2,482	—	—	14	2,482
Total AFS securities	$18,730	$1,593,514	$32,885	$1,030,580	$51,615	$2,624,094

At March 31, 2018 and December 31, 2017, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of securities in an unrealized loss position at March 31, 2018 is 401, compared to 302 at December 31, 2017. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph are deemed to be OTTI.
The amortized cost and fair value of securities as of March 31, 2018, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2018
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$1,200	$1,208
After one year through five years	10,100	10,206
After five years through ten years	14,847	14,475
After ten years	236,157	229,529
Total HTM securities	$262,304	$255,418

Available-for-sale
Due in one year or less	$55,801	$54,879
After one year through five years	15,947	16,242
After five years through ten years	256,070	251,220
After ten years	519,543	532,253
Mortgage-backed securities	2,626,688	2,550,868
Total AFS securities	$3,474,049	$3,405,462

The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$262,304	$262,304

Available-for-sale
CDO	$—	$—	$—	$—	$—	$19,453	$—	$19,453
Commercial MBS issued by GSEs	—	104,973	—	—	—	—	—	104,973
Corporate debt securities	—	—	—	72,747	28,929	—	—	101,676
CRA investments	—	25,078	—	—	—	—	25,768	50,846
Preferred stock	—	—	—	10,118	64,444	4,031	14,725	93,318
Private label residential MBS	748,064	—	67,405	998	879	1,650	—	818,996
Residential MBS issued by GSEs	—	1,626,899	—	—	—	—	—	1,626,899
Tax-exempt	62,746	24,635	243,818	163,250	—	—	3,472	497,921
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	60,290	—	—	—	—	—	60,290
U.S. treasury securities	—	2,473	—	—	—	—	—	2,473
Total AFS securities (1)	$810,810	$1,844,348	$311,223	$247,113	$122,869	$25,134	$43,965	$3,405,462

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2017
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$255,050	$255,050
Available-for-sale
CDO	$—	$—	$—	$—	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	—	—	—	—	109,077
Corporate debt securities	—	—	—	74,293	29,190	—	—	103,483
CRA investments	—	25,349	—	—	—	—	25,267	50,616
Preferred stock	—	—	—	10,388	23,822	4,104	14,882	53,196
Private label residential MBS	809,242	—	55,161	1,350	931	1,840	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	—	—	—	—	1,689,295
Tax-exempt	64,893	25,280	249,200	167,994	—	—	3,543	510,910
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	61,462	—	—	—	—	—	61,462
U.S. treasury securities	—	2,482	—	—	—	—	—	2,482
Total AFS securities (1)	$874,135	$1,912,945	$304,361	$254,025	$82,560	$27,801	$43,692	$3,499,519

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
Securities with carrying amounts of approximately $1.01 billion and $913.7 million at March 31, 2018 and December 31, 2017, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Gross gains	$—	$636
Gross losses	—	(1)
Net gains on sales of investment securities	$—	$635
3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$6,944,381	$6,841,381
Commercial real estate - non-owner occupied	3,925,301	3,904,011
Commercial real estate - owner occupied	2,264,650	2,241,613
Construction and land development	1,957,489	1,632,204
Residential real estate	418,127	425,940
Consumer	50,505	48,786
Loans, net of deferred loan fees and costs	15,560,453	15,093,935
Allowance for credit losses	(144,659)	(140,050)
Total loans HFI	$15,415,794	$14,953,885
Net deferred loan fees and costs as of March 31, 2018 and December 31, 2017 total $32.6 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.0 million and $8.5 million as of March 31, 2018 and December 31, 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $13.0 million and $14.1 million as of March 31, 2018 and December 31, 2017, respectively. Credit marks were $23.1 million and $27.0 million as of March 31, 2018 and December 31, 2017, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	March 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$6,932,086	$5,094	$4,970	$2,231	$12,295	$6,944,381
Commercial real estate
Owner occupied	2,263,102	1,418	—	130	1,548	2,264,650
Non-owner occupied	3,732,372	—	—	2,799	2,799	3,735,171
Multi-family	190,130	—	—	—	—	190,130
Construction and land development
Construction	1,259,939	—	—	—	—	1,259,939
Land	697,550	—	—	—	—	697,550
Residential real estate	413,726	1,397	—	3,004	4,401	418,127
Consumer	49,907	—	259	339	598	50,505
Total loans	$15,538,812	$7,909	$5,229	$8,503	$21,641	$15,560,453

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$6,835,385	$2,245	$669	$3,082	$5,996	$6,841,381
Commercial real estate
Owner occupied	2,240,457	1,026	—	130	1,156	2,241,613
Non-owner occupied	3,696,729	2,993	—	2,847	5,840	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,090,176	—	—	—	—	1,090,176
Land	536,917	—	—	5,111	5,111	542,028
Residential real estate	411,857	6,874	1,487	5,722	14,083	425,940
Consumer	48,408	83	213	82	378	48,786
Total loans	$15,061,371	$13,221	$2,369	$16,974	$32,564	$15,093,935
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2018				December 31, 2017
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$16,103	$8,081	$24,184	$37	$17,913	$4,113	$22,026	$43
Commercial real estate
Owner occupied	—	131	131	—	1,089	792	1,881	—
Non-owner occupied	—	2,799	2,799	—	—	5,840	5,840	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	868	5,111	5,979	—
Residential real estate	6,127	3,717	9,844	—	2,039	6,078	8,117	—
Consumer	—	339	339	—	—	82	82	—
Total	$22,230	$15,067	$37,297	$37	$21,909	$22,016	$43,925	$43
The reduction in interest income associated with loans on non-accrual status was approximately $0.6 million for each of the three months ended March 31, 2018 and 2017.
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

The following tables present gross loans by risk rating:

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$6,756,803	$100,928	$82,499	$4,151	$—	$6,944,381
Commercial real estate
Owner occupied	2,168,305	42,472	53,232	641	—	2,264,650
Non-owner occupied	3,696,971	26,716	11,484	—	—	3,735,171
Multi-family	190,130	—	—	—	—	190,130
Construction and land development
Construction	1,255,462	4,477	—	—	—	1,259,939
Land	695,821	905	824	—	—	697,550
Residential real estate	398,814	9,146	10,167	—	—	418,127
Consumer	49,613	58	834	—	—	50,505
Total	$15,211,919	$184,702	$159,040	$4,792	$—	$15,560,453

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$15,206,755	$184,306	$143,622	$4,129	$—	$15,538,812
Past due 30 - 59 days	5,091	374	2,444	—	—	7,909
Past due 60 - 89 days	73	22	5,134	—	—	5,229
Past due 90 days or more	—	—	7,840	663	—	8,503
Total	$15,211,919	$184,702	$159,040	$4,792	$—	$15,560,453

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$6,675,574	$85,781	$76,328	$3,698	$—	$6,841,381
Commercial real estate
Owner occupied	2,149,465	43,122	48,397	629	—	2,241,613
Non-owner occupied	3,676,711	11,166	14,692	—	—	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,072,342	4,477	13,357	—	—	1,090,176
Land	535,412	637	5,979	—	—	542,028
Residential real estate	408,527	8,971	8,442	—	—	425,940
Consumer	47,824	878	84	—	—	48,786
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$14,758,149	$154,295	$145,934	$2,993	$—	$15,061,371
Past due 30 - 59 days	7,966	518	4,737	—	—	13,221
Past due 60 - 89 days	1,182	219	968	—	—	2,369
Past due 90 days or more	—	—	15,640	1,334	—	16,974
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935
The table below reflects the recorded investment in loans classified as impaired:

	March 31, 2018	December 31, 2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$9,598	$19,315
Impaired loans without a specific valuation allowance under ASC 310 (2)	87,994	79,239
Total impaired loans	$97,592	$98,554
Valuation allowance related to impaired loans (3)	$(5,562)	$(5,606)

(1)	Includes TDR loans of $3.0 million and $3.7 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes TDR loans of $48.2 million and $48.8 million at March 31, 2018 and December 31, 2017, respectively.

(3)	Includes valuation allowance related to TDR loans of $1.0 million and $1.2 million at March 31, 2018 and December 31, 2017, respectively.
The following table presents impaired loans by class:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$43,459	$34,156
Commercial real estate
Owner occupied	8,107	10,430
Non-owner occupied	17,654	21,251
Multi-family	—	—
Construction and land development
Construction	—	—
Land	9,812	15,426
Residential real estate	18,185	17,170
Consumer	375	121
Total	$97,592	$98,554
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Average balance on impaired loans	$93,081	$103,387
Interest income recognized on impaired loans	873	921
Interest recognized on non-accrual loans, cash basis	438	332
The following table presents the average investment in impaired loans by loan class:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Commercial and industrial	$36,849	$26,101
Commercial real estate
Owner occupied	9,043	21,128
Non-owner occupied	18,925	24,399
Multi-family	—	—
Construction and land development
Construction	—	—
Land	10,281	14,432
Residential real estate	17,799	17,103
Consumer	184	224
Total	$93,081	$103,387
The average investment in TDR loans was $48.3 million and $60.4 million for the three months ended March 31, 2018 and 2017, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Commercial and industrial	$250	$144
Commercial real estate
Owner occupied	127	177
Non-owner occupied	262	239
Multi-family	—	—
Construction and land development
Construction	—	—
Land	130	221
Residential real estate	104	139
Consumer	—	1
Total	$873	$921
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	March 31, 2018	December 31, 2017
	(in thousands)
Non-accrual loans (1)	$37,297	$43,925
Loans past due 90 days or more on accrual status (2)	37	43
Accruing troubled debt restructured loans	43,766	42,431
Total nonperforming loans	81,100	86,399
Other assets acquired through foreclosure, net	30,194	28,540
Total nonperforming assets	$111,294	$114,939

(1)	Includes non-accrual TDR loans of $7.4 million and $10.1 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at each of the periods ended March 31, 2018 and December 31, 2017.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, at beginning of period	$9,324	$15,177
Reclassifications from non-accretable to accretable yield (1)	683	—
Accretion to interest income	(313)	(907)
Reversal of fair value adjustments upon disposition of loans	(1,586)	(458)
Balance, at end of period	$8,108	$13,812

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended March 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2018
Beginning Balance	$19,511	$31,495	$5,478	$82,793	$773	$140,050
Charge-offs	—	—	107	3,517	—	3,624
Recoveries	(1,388)	(126)	(250)	(459)	(10)	(2,233)
Provision	1,695	1,247	(102)	3,143	17	6,000
Ending balance	$22,594	$32,868	$5,519	$82,878	$800	$144,659
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	—	115	2,594	34	2,743
Recoveries	(277)	(533)	(251)	(328)	(49)	(1,438)
Provision	(355)	1,798	425	2,362	20	4,250
Ending balance	$21,097	$28,004	$4,412	$73,429	$707	$127,649

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of March 31, 2018;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$9,425	$173	$—	$—	$9,598
Impaired loans with no allowance recorded	8,107	17,654	34,034	18,012	9,812	375	87,994
Total loans individually evaluated for impairment	8,107	17,654	43,459	18,185	9,812	375	97,592
Loans collectively evaluated for impairment	2,248,803	3,805,229	6,900,885	399,346	1,947,677	50,130	15,352,070
Loans acquired with deteriorated credit quality	7,740	102,418	37	596	—	—	110,791
Total recorded investment	$2,264,650	$3,925,301	$6,944,381	$418,127	$1,957,489	$50,505	$15,560,453
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$12,250	$173	$—	$—	$12,423
Impaired loans with no allowance recorded	15,029	24,431	63,541	26,801	26,440	10,950	167,192
Total loans individually evaluated for impairment	15,029	24,431	75,791	26,974	26,440	10,950	179,615
Loans collectively evaluated for impairment	2,248,803	3,805,229	6,900,885	399,346	1,947,677	50,130	15,352,070
Loans acquired with deteriorated credit quality	9,945	124,803	4,412	715	—	—	139,875
Total unpaid principal balance	$2,273,777	$3,954,463	$6,981,088	$427,035	$1,974,117	$61,080	$15,671,560
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$5,389	$173	$—	$—	$5,562
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	5,389	173	—	—	5,562
Loans collectively evaluated for impairment	14,475	17,566	77,487	5,346	22,594	800	138,268
Loans acquired with deteriorated credit quality	—	827	2	—	—	—	829
Total allowance for credit losses	$14,475	$18,393	$82,878	$5,519	$22,594	$800	$144,659

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2017;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$19,315	$—	$—	$—	$19,315
Impaired loans with no allowance recorded	10,430	21,250	14,842	17,170	15,426	121	79,239
Total loans individually evaluated for impairment	10,430	21,250	34,157	17,170	15,426	121	98,554
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	9,569	105,542	43	601	—	—	115,755
Total recorded investment	$2,241,613	$3,904,011	$6,841,381	$425,940	$1,632,204	$48,786	$15,093,935
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$20,795	$—	$—	$—	$20,795
Impaired loans with no allowance recorded	17,459	28,028	42,261	26,057	32,289	10,695	156,789
Total loans individually evaluated for impairment	17,459	28,028	63,056	26,057	32,289	10,695	177,584
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	12,619	128,440	3,146	720	—	—	144,925
Total unpaid principal balance	$2,251,692	$3,933,687	$6,873,383	$434,946	$1,649,067	$59,360	$15,202,135
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$5,606	$—	$—	$—	$5,606
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	5,606	—	—	—	5,606
Loans collectively evaluated for impairment	13,884	16,135	76,919	5,500	19,599	776	132,813
Loans acquired with deteriorated credit quality	—	1,629	2	—	—	—	1,631
Total allowance for credit losses	$13,884	$17,764	$82,527	$5,500	$19,599	$776	$140,050

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
During the three months ended March 31, 2018, the Company had five new TDR loans with a recorded investment of $15.0 million and one new TDR loan with a recorded investment of $4.9 million during the three months ended March 31, 2017. No principal amounts were forgiven and there were no waived fees or other expenses resulting from the TDRs during the three months ended March 31, 2018 and 2017.
During the three months ended March 31, 2018, there were no TDR loans for which there was a payment default. During the three months ended March 31, 2017, there was one commercial and industrial TDR loan with a recorded investment of $0.1 million for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At March 31, 2018, there was one commercial and industrial loan commitment outstanding on TDR loans for less than $0.1 million and at December 31, 2017 there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended March 31, 2018 and 2017, secondary market loan purchases totaled $141.5 million and $253.3 million, respectively. For 2018, these purchased loans consisted of $118.3 million of commercial and industrial loans and $23.2 million of residential real estate loans. For 2017, these purchased loans consisted of $200.3 million of commercial and industrial loans and $53.0 million of residential real estate loans.
During the three months ended March 31, 2018, the Company sold loans which primarily consisted of commercial and industrial loans with a carrying value of $31.0 million and recognized a net gain of $0.7 million. During the three months ended March 31, 2017, the Company sold CRE loans with a carrying value of $9.2 million and recognized a loss of less than of $0.1 million on the sales.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31, 2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(5,294)	9	(5,285)
Valuation adjustments, net	—	(47)	(47)
Gains (losses), net (1)	1,242		1,242
Balance, end of period	$34,244	$(4,050)	$30,194

	Three Months Ended March 31, 2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Proceeds from sale of other real estate owned and repossessed assets, net	(3,113)	224	(2,889)
Valuation adjustments, net	—	380	380
Gains (losses), net (1)	(106)	—	(106)
Balance, end of period	$50,919	$(5,719)	$45,200

(1)	There was $1.0 million in net gains related to initial transfers to other assets during the three months ended March 31, 2018 and compared to zero during the three months ended March 31, 2017.
At March 31, 2018 and 2017, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 18 properties at March 31, 2018, compared to 19 at December 31, 2017, and 25 at March 31, 2017.
5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Short-Term:
FHLB advances	$300,000	$390,000
Total short-term borrowings	$300,000	$390,000
The Company maintains other lines of credit with correspondent banks totaling $145.0 million. These lines of credit are unsecured, of which $45.0 million has a floating interest rate of one-month LIBOR plus 3.25% and $100.0 million has a rate equivalent to the federal funds effective rate. As of March 31, 2018 and December 31, 2017, there were no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2018, the Company had $300.0 million in short-term FHLB overnight advances with an interest rate of 1.87%. At December 31, 2017, short-term FHLB advances of $390.0 million had an interest rate of 1.41%.
As of March 31, 2018 and December 31, 2017, the Company had additional available credit with the FHLB of approximately $2.20 billion and $1.91 billion, respectively, and with the FRB of approximately $1.22 billion and $1.11 billion, respectively.

6. QUALIFYING DEBT
Subordinated Debt
The Parent has $175.0 million of subordinated debentures, which was recorded net of issuance costs of $5.5 million, and matures July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The debentures have a fixed interest rate of 6.25% per annum.
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $297.5 million and $308.6 million at March 31, 2018 and December 31, 2017, respectively.
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
The carrying value of junior subordinated debt was $66.4 million and $68.3 million at March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate of all junior subordinated debt as of March 31, 2018 was 4.65%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.03% at December 31, 2017.

7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period. Stock grants made to non-employee WAL directors in 2018 will be fully vested at June 30, 2018. The Company estimates the compensation expense for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2018 was $21.9 million. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2018, the Company recognized $4.3 million in stock-based compensation expense related to all restricted stock award grants, compared to $4.5 million for the three months ended March 31, 2017.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three months ended March 31, 2018, however expense is still being recognized for the grants made in 2016 and 2017 as they also have a three-year vesting period. For the three months ended March 31, 2018, the Company recognized $0.6 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.4 million for the three months ended March 31, 2017.
Performance Stock Units
The Company grants members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three months ended March 31, 2018, the Company recognized $1.6 million in stock-based compensation expense related to these performance stock units, compared to $1.3 million for the three months ended March 31, 2017.
The three-year performance period for the 2015 grant ended on December 31, 2017, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management members were entitled to the maximum award of 202,074 shares, which was paid out in the first quarter of 2018.
Treasury Shares
The Company purchased 180,867 treasury shares at a weighted average price of $59.02 per share and 201,306 at a weighted average price of $50.88 per share during the three months ended March 31, 2018 and 2017, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding (losses) gains on AFS	Unrealized holding gains on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive (loss) income before reclassifications	(38,914)	(11)	1,466	—	(37,459)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current-period other comprehensive (loss) income	(38,914)	(11)	1,466	—	(37,459)
Balance, March 31, 2018	$(51,470)	$458	$9,206	$144	$(41,662)

Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income (loss) before reclassifications	9,169	(1)	(1,229)	—	7,939
Amounts reclassified from accumulated other comprehensive income	(393)	—	—	—	(393)
Net current-period other comprehensive income (loss)	8,776	(1)	(1,229)	—	7,546
Balance, March 31, 2017	$(6,140)	$120	$8,727	$144	$2,851

(1)	As adjusted for adoption of ASU 2016-01 and ASU 2018-02, see "Note 1. Summary of Significant Accounting Policies " for further discussion.
The following table presents reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
Income Statement Classification	2018	2017
	(in thousands)
Gain on sales of investment securities, net	$—	$635
Income tax expense	—	(242)
Net of tax	$—	$393
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
As of March 31, 2018, December 31, 2017, and March 31, 2017, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.

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
The Company has also entered into receive fixed/pay variable interest rate swaps, designated as fair value hedges on its fixed rate subordinated debt offerings. As a result, the Company is paying a floating rate of three-month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. For the fair value hedge on the Parent's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three-month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
Derivatives Not Designated in Hedge Relationships

Management also enters into certain foreign exchange derivative contracts which are not designated as accounting hedges. These derivative contracts include spot, forward and forward window contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. For the three months ended March 31, 2018 and 2017, changes in the fair value related to these derivative contracts totaled $0.5 million and $1.0 million, respectively, and are included in Other non-interest income in the Consolidated Income Statements.

As of March 31, 2018 and December 31, 2017, the following amounts are reflected in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	March 31, 2018		December 31, 2017
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Amount of the Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Amount of the Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$671,363	$18,063	$699,452	$41,919
Qualifying debt	(297,506)	21,193	(308,608)	9,959

(1)	Included in the carrying value of the hedged assets/(liabilities).

For the Company's derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans, the gain or loss on the hedged item is included in interest income and for subordinated debt, the gain or loss on the hedged item is included in interest expense.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of March 31, 2018, December 31, 2017, and March 31, 2017. The change in the notional amounts of these derivatives from March 31, 2017 to March 31, 2018 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	March 31, 2018			December 31, 2017			March 31, 2017
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$989,379	$3,533	$42,789	$993,432	$1,703	$53,581	$1,035,151	$1,985	$59,136
Total	989,379	3,533	42,789	993,432	1,703	53,581	1,035,151	1,985	59,136
Netting adjustments (1)	—	3,493	3,493	—	896	896	—	1,947	1,947
Net derivatives in the balance sheet	$989,379	$40	$39,296	$993,432	$807	$52,685	$1,035,151	$38	$57,189

Derivatives not designated as hedging instruments:
Foreign currency contracts (2)	$90,855	$684	$394	$85,335	$1,232	$983	$68,298	$327	$111
Interest rate swaps	36,840	1,170	1,170	36,969	776	776	38,192	796	796
Total	$127,695	$1,854	$1,564	$122,304	$2,008	$1,759	$106,490	$1,123	$907

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

(2)	Prior period derivative asset / liability netting adjustments have been made to conform to current presentation.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $40.1 million at March 31, 2018, $53.6 million at December 31, 2017, and $59.1 million at March 31, 2017.

The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$2,515	$893	$3,569
Collateral posted by this counterparty	—	—	4,680
Derivative liability with this counterparty	20,624	40,340	—
Collateral pledged to this counterparty	29,719	60,476	1,340
Net exposure after netting adjustments and collateral	$—	$—	$229
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of March 31, 2018, December 31, 2017, and March 31, 2017 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $39.3 million, $52.7 million, and $57.2 million, respectively. As of March 31, 2018, the Company was in an over-collateralized net position of $12.1 million after considering $52.2 million of collateral held in the form of cash and securities. As of December 31, 2017 and March 31, 2017, the Company was in an over-collateralized position of $25.0 million and $11.7 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Weighted average shares - basic	104,530	103,987
Dilutive effect of stock awards	794	849
Weighted average shares - diluted	105,324	104,836
Net income available to common stockholders	$100,900	$73,342
Earnings per share - basic	0.97	0.71
Earnings per share - diluted	0.96	0.70
The Company had no anti-dilutive stock options outstanding at each of the periods ended March 31, 2018 and 2017.

11. INCOME TAXES
The effective tax rate was 17.10% and 25.03% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate is due primarily to the decrease in the Federal statutory rate for 2018.
As of March 31, 2018, the net deferred tax asset was $27.4 million, an increase of $21.6 million from December 31, 2017. This overall increase in the net deferred tax asset was primarily the result of recognizing previously deferred income and decreases in the fair market value of AFS securities.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $27.4 million at March 31, 2018 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2018 and December 31, 2017, the Company had no deferred tax valuation allowance.
As of March 31, 2018, the Company’s gross federal NOL carryovers, a portion of which are subject to limitations under Section 382 of the IRC, totaled approximately $135.6 million for which a deferred tax asset of $24.0 million has been recorded reflecting the expected benefit of these federal NOL carryovers. The Company also has varying gross amounts of state NOL carryovers with California and Arizona being the most significant. The ending gross California and Arizona NOL carryovers totaled approximately $19.1 million and $13.3 million, respectively. A deferred tax asset of $2.8 million has been recorded to reflect the expected benefit of all state NOL carryovers.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $288.9 million and $167.9 million, respectively, as of March 31, 2018, compared to $267.0 million and $151.3 million as of December 31, 2017. For the three months ended March 31, 2018 and 2017, $8.1 million and $5.9 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $437,437 at March 31, 2018 and $364,638 at December 31, 2017	$6,500,031	$5,851,158
Credit card commitments and financial guarantees	186,613	153,752
Standby letters of credit, including unsecured letters of credit of $12,148 at March 31, 2018 and $11,664 at December 31, 2017	181,068	161,966
Total	$6,867,712	$6,166,876
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $7.2 million and $6.2 million as of March 31, 2018 and December 31, 2017, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of March 31, 2018 and December 31, 2017, CRE related loans accounted for approximately 52% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 37% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2018 and December 31, 2017, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.5 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively, was included in Occupancy expense in these Unaudited Consolidated Financial Statements.

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
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels in the fair value hierarchy are recognized as of the end of the month following the event or change in circumstances that caused the transfer.
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and results in the recognition of unrealized gains and losses on these items at each reporting date. These unrealized gains and losses are recognized as part of other comprehensive income rather than earnings. The Company did not elect FVO treatment for the junior subordinated debt assumed in the Bridge Capital Holdings acquisition.
For the three months ended March 31, 2018 and 2017, gains and losses from fair value changes on junior subordinated debt were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI
	(in thousands)
Three Months Ended March 31, 2018
Junior subordinated debt	$1,944	$—	$904	$904	$1,466
Total	$1,944	$—	$904	$904	$1,466
Three Months Ended March 31, 2017
Securities measured at fair value	$(1)	$7	$—	$6	$—
Junior subordinated debt	(1,986)	—	(749)	(749)	(1,229)
Total	$(1,987)	$7	$(749)	$(743)	$(1,229)
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
As of March 31, 2018, the Company estimates the discount rate at 6.65%, which represents an implied credit spread of 4.34% plus three-month LIBOR (2.31%). As of December 31, 2017, the Company estimated the discount rate at 5.61%, which was a 3.92% credit spread plus three-month LIBOR (1.69%).

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2018
Assets:
Available-for-sale
CDO	$—	$19,453	$—	$19,453
Commercial MBS issued by GSEs	—	104,973	—	104,973
Corporate debt securities	—	101,676	—	101,676
CRA investments	50,846	—	—	50,846
Preferred stock	93,318	—	—	93,318
Private label residential MBS	—	818,996	—	818,996
Residential MBS issued by GSEs	—	1,626,899	—	1,626,899
Tax-exempt	—	497,921	—	497,921
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	60,290	—	60,290
U.S. treasury securities	—	2,473	—	2,473
Total AFS securities	$144,164	$3,261,298	$—	$3,405,462
Derivative assets (1)	$—	$5,387	$—	$5,387
Liabilities:
Junior subordinated debt (2)	$—	$—	$54,290	$54,290
Derivative liabilities (1)	—	44,353	—	44,353

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $18,063 and the net carrying value of subordinated debt is decreased by $21,193 as of March 31, 2018, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2017
Assets:
Available-for-sale
CDO	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	109,077
Corporate debt securities	—	103,483	—	103,483
CRA investments	50,616	—	—	50,616
Preferred stock	53,196	—	—	53,196
Private label residential MBS	—	868,524	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	1,689,295
Tax-exempt	—	510,910	—	510,910
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	61,462	—	61,462
U.S. treasury securities	—	2,482	—	2,482
Total AFS securities	$103,812	$3,395,707	$—	$3,499,519
Derivative assets (1)	$—	$3,711	$—	$3,711
Liabilities:
Junior subordinated debt (2)	$—	$—	$56,234	$56,234
Derivative liabilities (1)	—	55,340	—	55,340

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $41,919 and the net carrying value of subordinated debt is decreased by $9,959 as of December 31, 2017, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three months ended March 31, 2018 and 2017, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$(56,234)	$(50,410)
Transfers into Level 3	—	—
Total gains (losses) for the period
Included in other comprehensive income	1,944	(1,986)
Ending balance	$(54,290)	$(52,396)

For Level 3 liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$54,290	Discounted cash flow	Implied credit rating of the Company	6.65%

	December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$56,234	Discounted cash flow	Implied credit rating of the Company	5.61%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2018 and December 31, 2017 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2018;
Impaired loans with specific valuation allowance	$4,036	$—	$—	$4,036
Impaired loans without specific valuation allowance (1)	63,639	—	—	63,639
Other assets acquired through foreclosure	30,194	—	—	30,194
As of December 31, 2017:
Impaired loans with specific valuation allowance	$13,709	$—	$—	$13,709
Impaired loans without specific valuation allowance (1)	63,607	—	—	63,607
Other assets acquired through foreclosure	28,540	—	—	28,540

(1)	Net of loan balances with charge-offs of $24.4 million and $15.6 million as of March 31, 2018 and December 31, 2017, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$67,675	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	30,194	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$77,316	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	28,540	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $67.7 million and $77.3 million at March 31, 2018 and December 31, 2017, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $9.6 million and $19.3 million at March 31, 2018 and December 31, 2017, respectively, which was reduced by a specific valuation allowance of $5.6 million for each period.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $30.2 million and $28.5 million of such assets at March 31, 2018 and December 31, 2017, respectively.
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
For the three months ended March 31, 2018 and 2017, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of March 31, 2018 and 2017.
Fair Value Of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$262,304	$—	$255,418	$—	$255,418
AFS	3,405,462	144,164	3,261,298	—	3,405,462
Derivative assets	5,387	—	5,387	—	5,387
Loans, net	15,415,794	—	15,254,388	67,675	15,322,063
Accrued interest receivable	80,398	—	80,398	—	80,398
Financial liabilities:
Deposits	$17,354,538	$—	$17,360,147	$—	$17,360,147
Customer repurchase agreements	21,676	—	21,676	—	21,676
FHLB advances	300,000	—	300,000	—	300,000
Qualifying debt	363,935	—	331,190	64,842	396,032
Derivative liabilities	44,353	—	44,353	—	44,353
Accrued interest payable	11,540	—	11,540	—	11,540

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$255,050	$—	$256,314	$—	$256,314
AFS	3,499,519	103,812	3,395,707	—	3,499,519
Derivative assets	3,711	—	3,711	—	3,711
Loans, net	14,953,885	—	14,577,010	77,316	14,654,326
Accrued interest receivable	85,517	—	85,517	—	85,517
Financial liabilities:					—
Deposits	$16,972,532	$—	$16,980,066	$—	$16,980,066
Customer repurchase agreements	26,017	—	26,017	—	26,017
FHLB advances	390,000	—	390,000	—	390,000
Qualifying debt	376,905	—	336,803	67,210	404,013
Derivative liabilities	55,340	—	55,340	—	55,340
Accrued interest payable	16,366	—	16,366	—	16,366

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2018 and December 31, 2017 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at March 31, 2018 and December 31, 2017.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2018	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,173.7	$2.1	$8.5	$2.2	$2.5
Loans, net of deferred loan fees and costs	15,560.4	3,472.7	1,819.6	2,013.6	1,271.4
Less: allowance for credit losses	(144.7)	(33.9)	(17.9)	(20.3)	(11.2)
Total loans	15,415.7	3,438.8	1,801.7	1,993.3	1,260.2
Other assets acquired through foreclosure, net	30.2	2.3	15.0	—	0.2
Goodwill and other intangible assets, net	300.4	—	23.2	—	156.3
Other assets	840.7	46.4	58.3	14.8	15.1
Total assets	$20,760.7	$3,489.6	$1,906.7	$2,010.3	$1,434.3
Liabilities:
Deposits	$17,354.5	$5,020.6	$3,648.1	$2,423.8	$1,814.4
Borrowings and qualifying debt	663.9	—	—	—	—
Other liabilities	448.6	10.9	16.2	1.9	10.5
Total liabilities	18,467.0	5,031.5	3,664.3	2,425.7	1,824.9
Allocated equity:	2,293.7	24.7	21.8	10.3	7.6
Total liabilities and stockholders' equity	$20,760.7	$5,056.2	$3,686.1	$2,436.0	$1,832.5
Excess funds provided (used)	—	1,566.6	1,779.4	425.7	398.2

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At March 31, 2018
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,158.4
Loans, net of deferred loan fees and costs	167.0	1,539.8	1,168.9	1,378.7	2,725.4	3.3
Less: allowance for credit losses	(1.7)	(15.5)	(10.3)	(6.3)	(27.5)	(0.1)
Total loans	165.3	1,524.3	1,158.6	1,372.4	2,697.9	3.2
Other assets acquired through foreclosure, net	—	—	—	—	—	12.7
Goodwill and other intangible assets, net	—	—	120.8	0.1	—	—
Other assets	0.8	14.7	6.8	6.4	13.4	664.0
Total assets	$166.1	$1,539.0	$1,286.2	$1,378.9	$2,711.3	$4,838.3
Liabilities:
Deposits	$2,475.3	$—	$1,733.5	$—	$—	$238.8
Borrowings and qualifying debt	—	—	—	—	—	663.9
Other liabilities	1.6	21.5	1.2	(0.3)	124.3	260.8
Total liabilities	2,476.9	21.5	1,734.7	(0.3)	124.3	1,163.5
Allocated equity:	5.9	1.3	11.1	8.3	9.3	2,193.4
Total liabilities and stockholders' equity	$2,482.8	$22.8	$1,745.8	$8.0	$133.6	$3,356.9
Excess funds provided (used)	2,316.7	(1,516.2)	459.6	(1,370.9)	(2,577.7)	(1,481.4)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2017	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,237.1	$2.1	$8.2	$2.1	$1.7
Loans, net of deferred loan fees and costs	15,093.9	3,323.7	1,844.8	1,934.7	1,275.5
Less: allowance for credit losses	(140.0)	(31.5)	(18.1)	(19.5)	(13.2)
Total loans	14,953.9	3,292.2	1,826.7	1,915.2	1,262.3
Other assets acquired through foreclosure, net	28.5	2.3	13.3	—	0.2
Goodwill and other intangible assets, net	300.7	—	23.2	—	156.5
Other assets	808.9	46.3	58.8	14.4	15.1
Total assets	$20,329.1	$3,342.9	$1,930.2	$1,931.7	$1,435.8
Liabilities:
Deposits	$16,972.5	$4,841.3	$3,951.4	$2,461.1	$1,681.7
Borrowings and qualifying debt	766.9	—	—	—	—
Other liabilities	360.0	11.6	20.9	3.2	11.9
Total liabilities	18,099.4	4,852.9	3,972.3	2,464.3	1,693.6
Allocated equity:	2,229.7	396.5	263.7	221.8	303.1
Total liabilities and stockholders' equity	$20,329.1	$5,249.4	$4,236.0	$2,686.1	$1,996.7
Excess funds provided (used)	—	1,906.5	2,305.8	754.4	560.9

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2017
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,223.0
Loans, net of deferred loan fees and costs	162.1	1,580.4	1,097.9	1,327.7	2,543.0	4.1
Less: allowance for credit losses	(1.6)	(15.6)	(11.4)	(4.0)	(25.0)	(0.1)
Total loans	160.5	1,564.8	1,086.5	1,323.7	2,518.0	4.0
Other assets acquired through foreclosure, net	—	—	—	—	—	12.7
Goodwill and other intangible assets, net	—	—	120.9	0.1	—	—
Other assets	0.9	17.9	6.0	5.9	15.5	628.1
Total assets	$161.4	$1,582.7	$1,213.4	$1,329.7	$2,533.5	$4,867.8
Liabilities:
Deposits	$2,230.4	$—	$1,737.6	$—	$—	$69.0
Borrowings and qualifying debt	—	—	—	—	—	766.9
Other liabilities	1.2	42.4	0.8	0.4	5.5	262.1
Total liabilities	2,231.6	42.4	1,738.4	0.4	5.5	1,098.0
Allocated equity:	59.4	126.5	244.1	108.3	206.0	300.3
Total liabilities and stockholders' equity	$2,291.0	$168.9	$1,982.5	$108.7	$211.5	$1,398.3
Excess funds provided (used)	2,129.6	(1,413.8)	769.1	(1,221.0)	(2,322.0)	(3,469.5)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended March 31, 2018	(in thousands)
Net interest income (expense)	$214,220	$54,555	$36,690	$27,802	$22,255
Provision for (recovery) credit losses	6,000	1,434	(1,723)	729	1,548
Net interest income (expense) after provision for credit losses	208,220	53,121	38,413	27,073	20,707
Non-interest income	11,643	1,416	3,333	1,001	2,547
Non-interest expense	(98,149)	(21,504)	(14,084)	(13,646)	(12,503)
Income (loss) before income taxes	121,714	33,033	27,662	14,428	10,751
Income tax expense (benefit)	20,814	8,321	5,903	4,135	3,098
Net income	$100,900	$24,712	$21,759	$10,293	$7,653

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended March 31, 2018	(in thousands)
Net interest income (expense)	$15,359	$3,746	$22,821	$14,185	$18,811	$(2,004)
Provision for (recovery) credit losses	47	(207)	1,651	1,236	1,285	—
Net interest income (expense) after provision for credit losses	15,312	3,953	21,170	12,949	17,526	(2,004)
Non-interest income	150	—	3,051	13	224	(92)
Non-interest expense	(7,803)	(2,174)	(9,833)	(2,206)	(5,662)	(8,734)
Income (loss) before income taxes	7,659	1,779	14,388	10,756	12,088	(10,830)
Income tax expense (benefit)	1,761	409	3,309	2,474	2,780	(11,376)
Net income	$5,898	$1,370	$11,079	$8,282	$9,308	$546

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended March 31, 2017	(in thousands)
Net interest income (expense)	$179,309	$43,907	$35,296	$25,218	$22,035
Provision for (recovery of) credit losses	4,250	14	(211)	91	396
Net interest income (expense) after provision for credit losses	175,059	43,893	35,507	25,127	21,639
Non-interest income	10,599	1,113	2,133	743	2,113
Non-interest expense	(87,827)	(18,622)	(15,870)	(12,703)	(12,709)
Income (loss) before income taxes	97,831	26,384	21,770	13,167	11,043
Income tax expense (benefit)	24,489	10,350	7,620	5,537	4,643
Net income (loss)	$73,342	$16,034	$14,150	$7,630	$6,400

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended March 31, 2017	(in thousands)
Net interest income (expense)	$12,748	$6,485	$18,166	$13,581	$14,143	$(12,270)
Provision for (recovery) credit losses	127	509	296	—	3,527	(499)
Net interest income (expense) after provision for credit losses	12,621	5,976	17,870	13,581	10,616	(11,771)
Non-interest income	141	70	1,873	—	721	1,692
Non-interest expense	(7,147)	(2,323)	(8,779)	(2,988)	(4,721)	(1,965)
Income (loss) before income taxes	5,615	3,723	10,964	10,593	6,616	(12,044)
Income tax expense (benefit)	2,106	1,402	4,111	3,972	2,481	(17,733)
Net income	$3,509	$2,321	$6,853	$6,621	$4,135	$5,689

15. REVENUE FROM CONTRACTS WITH CUSTOMERS
Adoption of ASU 2014-09, Revenue from Contracts with Customers, Amendments to ASC 606
The core principal of ASC 606, Revenue from Contracts with Customers, is that an entity shall recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 requires entities to exercise more judgment when considering the terms of a contract than under ASC 605, Revenue Recognition. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company’s revenue streams including interest income, credit and debit card fees, income from equity investments including warrants and SBIC equity income, income from bank owned life insurance, foreign currency income, lending related income, and gains and losses on sales of investment securities are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, and success fees are within the scope of ASC 606.
On January 1, 2018, the Company adopted the amendments to ASC 606 using the modified retrospective method, and applied the guidance to all contracts in scope that were not completed as of January 1, 2018. Comparative prior periods have not been adjusted and are presented under ASC 605. The Company did not identify any material changes to the timing or amount of revenue recognition as a result of adoption.
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
Three Months Ended March 31, 2018	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,745	$917	$2,069	$738	$1,059
Debit and credit card interchange (1)	1,508	257	272	139	837
Success fees (2)	781	—	—	—	2
Other income	235	61	69	27	73
Total revenue from contracts with customers	$8,269	$1,235	$2,410	$904	$1,971
Revenues outside the scope of ASC 606 (3)	3,374	181	923	97	576
Total non-interest income	$11,643	$1,416	$3,333	$1,001	$2,547

	National Business Lines
Three Months Ended March 31, 2018	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$146	$—	$815	$—	$—	$1
Debit and credit card interchange (1)	3	—	—	—	—	—
Success fees (2)	—	—	779	—	—	—
Other income	—	—	—	—	—	5
Total revenue from contracts with customers	$149	$—	$1,594	$—	$—	$6
Revenues outside the scope of ASC 606 (3)	1	—	1,457	13	224	(98)
Total non-interest income	$150	$—	$3,051	$13	$224	$(92)

		Regional Segments
Three Months Ended March 31, 2017	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$4,738	$619	$1,662	$496	$1,028
Debit and credit card interchange (1)	1,215	214	234	129	638
Success fees (2)	325	—	—	—	145
Other income	119	11	3	(27)	42
Total revenue from contracts with customers	$6,397	$844	$1,899	$598	$1,853
Revenues outside the scope of ASC 606 (3)	4,202	269	234	145	260
Total non-interest income	$10,599	$1,113	$2,133	$743	$2,113

	National Business Lines
Three Months Ended March 31, 2017	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$141	$—	$795	$—	$—	$(3)
Debit and credit card interchange (1)	—	—	—	—	—	—
Success fees (2)	—	—	180	—	—	—
Other income	—	—	—	—	85	5
Total revenue from contracts with customers	$141	$—	$975	$—	$85	$2
Revenues outside the scope of ASC 606 (3)	—	70	898	—	636	1,690
Total non-interest income	$141	$70	$1,873	$—	$721	$1,692

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of March 31, 2018. The revenue streams within the scope of ASC 606 are described in further detail below.
Service Charges and Fees
The Company performs deposit account services for its customers, which include analysis and treasury management services, use of safe deposit boxes, check upcharges, and other ancillary services. The depository arrangements the Company holds with its customers are considered day-to-day contracts with ongoing renewals and optional purchases, and as such, the contract duration does not extend beyond the services performed. Due to the short-term nature of such contracts, the Company generally recognizes revenue for deposit related fees as services are rendered. From time to time, the Company may waive certain fees for its customers. The Company considers historical experience when recognizing revenue from contracts with customers, and may reduce the transaction price to account for fee waivers or refunds.
Debit and Credit Card Interchange
When a credit or debit card issued by the Company is used to purchase goods or services from a merchant, the Company earns an interchange fee. The Company considers the merchant its customer in these transactions as the Company provides the merchant with the service of enabling the cardholder to purchase the merchant’s goods or services with increased convenience, and it enables the merchants to transact with a class of customer that may not have access to sufficient funds at the time of purchase. The Company acts as an agent to the payment network by providing nightly settlement services between the network and the merchant. This transmission of data and funds represents the Company’s performance obligation and is performed nightly. As the payment network is in direct control of setting the rates and the Company is acting as an agent, the interchange fee is recorded net of expenses as the services are provided.
Success Fees
Success fees are one-time fees detailed as part of certain loan agreements and are earned immediately upon occurrence of a triggering event. Examples of triggering events include: a borrower obtaining its next round of funding, an acquisition, or completion of a public offering. Success fees are variable consideration as the transaction price can vary and is contingent on the occurrence or non-occurrence of a future event. As the consideration is highly susceptible to factors outside of the Company’s influence and uncertainty about the amount of consideration is not expected to be resolved for an extended period of time, the variable consideration is constrained and is not recognized until the achievement of the triggering event.
Principal versus Agent Considerations
When more than one party is involved in providing goods or services to a customer, ASC 606 requires the Company to determine whether it is the principal or an agent in these transactions by evaluating the nature of its promise to the customer. An entity is a principal and therefore records revenue on a gross basis, if it controls a promised good or service before transferring that good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services. The Company most commonly acts as a principal and records revenue on a gross basis, except in certain circumstances. As an example, revenues earned from interchange fees, in which the Company acts as an agent, are recorded as non-interest income, net of the related expenses paid to the principal.
Practical Expedients
The Company has elected to apply the practical expedient allowed in ASC 340-40-25-4, which permits the Company to immediately expense contract acquisition costs, such as commissions, when the asset that would have resulted from capitalizing these costs would be amortized in one year or less. The practical expedient described in ASC 606-10-32-18, which is associated with the determination of whether a significant financing component exists, is not currently applicable to the Company.
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable total $1.4 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively, and are presented in Other assets in the Consolidated Balance Sheets.
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
On April 1, 2017, the Company hired an executive officer who was previously the Managing Partner of an external consulting firm that the Company actively uses for risk management services. Prior to joining the Company, the executive officer sold his interest in this external consulting firm and was paid with a combination of cash and a $1.0 million note that will be paid in equal installments ending in 2019. Expenses to this external consulting firm as well as sponsorships, donations and other services to related parties totaled less than $0.5 million for the three months ended March 31, 2018 and less than $1.5 million for the three months ended March 31, 2017.

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.

This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact the real estate market; 3) high concentration of commercial real estate and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) recent changes to FASB accounting standards and the impact on the recognition of credit losses; 6) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 7) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 8) exposure of financial instruments to certain market risks may increase the volatility of earnings and AOCI; 9) dependence on low-cost deposits; 10) ability to borrow from the FHLB or the FRB; 11) perpetration of fraud; 12) information security breaches; 13) reliance on third parties to provide key components of the Company's infrastructure; 14) a change in the Company's creditworthiness; 15) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 16) expansion strategies may not be successful; 17) risks associated with new lines of businesses or new products and services within existing lines of business; 18) the Company's ability to compete in a highly competitive market; 19) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 20) inadequate or ineffective risk management practices and internal controls and procedures; 21) the Company's ability to adapt to technological change; 22) exposure to natural and manmade disasters in markets that the Company operates; 23) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 24) failure to comply with state and federal banking agency laws and regulations; 25) changes in interest rates and increased rate competition; 26) exposure to environmental liabilities related to the properties to which the Company acquires title; and 27) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

Financial Result Highlights for the First Quarter of 2018

•	Net income of $100.9 million, compared to $73.3 million for the first quarter 2017

•	Diluted earnings per share of $0.96, compared to $0.70 per share for the first quarter 2017

•	Total loans of $15.56 billion, up $466.5 million from December 31, 2017

•	Total deposits of $17.35 billion, up $382.0 million from December 31, 2017

•	Net interest margin of 4.60% compared to 4.63% in the first quarter 2017

•
Net operating revenue of $226.9 million constituting year-over-year growth of 19.9% or $37.7 million, and an increase in operating non-interest expenses of 12.5% or $11.0 million for the first quarter 2017[1]

•	Operating PPNR of $127.6 million, up 26.4% from $100.9 million in the first quarter 2017[1]

•	Efficiency ratio of 42.4% in the first quarter 2018, compared to 44.0% in the first quarter 2017

•	Operating efficiency ratio of 42.7% in the first quarter 2018, compared to 44.4% in the first quarter 2017[1]

•	Nonperforming assets decreased to 0.33% of total assets, from 0.44% at March 31, 2017

•	Annualized net loan charge-offs to average loans outstanding of 0.04% for the first quarter 2018 and 2017

•	Tangible common equity ratio of 9.8%, compared to 9.4% at March 31, 2017[1]

•	Stockholders' equity of $2.29 billion, an increase of $64.1 million from December 31, 2017

•	Book value per common share of $21.67, an increase of 16.0% from $18.68 at March 31, 2017

•	Tangible book value per share, net of tax, of $18.86, an increase of 18.9% from $15.86 at March 31, 2017[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2018.
1 See Non-GAAP Financial Measures section beginning on page 62.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net income available to common stockholders	$100,900	$73,342
Earnings per share available to common stockholders - basic	0.97	0.71
Earnings per share available to common stockholders - diluted	0.96	0.70
Return on average assets	1.99%	1.69%
Return on average tangible common equity (1)	20.46	17.85
Net interest margin	4.60	4.63

(1)	See Non-GAAP Financial Measures section beginning on page 62.

	March 31, 2018	December 31, 2017
	(in thousands)
Total assets	$20,760,731	$20,329,085
Total loans, net of deferred loan fees and costs	15,560,453	15,093,935
Total deposits	17,354,538	16,972,532
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

	March 31, 2018	December 31, 2017
	(in thousands)
Non-accrual loans	$37,297	$43,925
Non-performing assets	111,294	114,939
Non-accrual loans to gross loans	0.24%	0.29%
Net charge-offs to average loans outstanding	0.04	0.01

(1)	Annualized for the three months ended March 31, 2018. Actual year-to-date for the year ended December 31, 2017.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $20.76 billion at March 31, 2018 from $20.33 billion at December 31, 2017. The increase in total assets of $431.6 million, or 2.1%, relates primarily loan growth of $466.5 million, which was partially offset by a decrease in AFS investment securities of $94.1 million. Total loans increased by $466.5 million, or 3.1%, to $15.56 billion as of March 31, 2018, compared to $15.09 billion as of December 31, 2017. The increase in loans during the quarter was driven by construction and land development loans of $325.3 million and commercial and industrial loans of $103.0 million. Total deposits increased $382.0 million, or 2.3%, to $17.35 billion as of March 31, 2018 from $16.97 billion as of December 31, 2017.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$234,697	$192,265	$42,432
Interest expense	20,477	12,956	7,521
Net interest income	214,220	179,309	34,911
Provision for credit losses	6,000	4,250	1,750
Net interest income after provision for credit losses	208,220	175,059	33,161
Non-interest income	11,643	10,599	1,044
Non-interest expense	98,149	87,827	10,322
Income before provision for income taxes	121,714	97,831	23,883
Income tax expense	20,814	24,489	(3,675)
Net income	$100,900	$73,342	$27,558
Earnings per share available to common stockholders - basic	$0.97	$0.71	$0.26
Earnings per share available to common stockholders - diluted	$0.96	$0.70	$0.26
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

The following table shows the components of operating PPNR for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total non-interest income	$11,643	$10,599
Less:
Gain (loss) on sales of investment securities, net (1)	—	635
Unrealized (losses) gains on assets measured at fair value, net (1)	(1,074)	(1)
Total operating non-interest income	12,717	9,965
Plus: net interest income	214,220	179,309
Net operating revenue	$226,937	$189,274
Total non-interest expense	$98,149	$87,827
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(1,228)	(543)
Total operating non-interest expense	$99,377	$88,370
Operating pre-provision net revenue (2)	$127,560	$100,904
Plus:
Non-operating revenue adjustments	(1,074)	634
Less:
Provision for credit losses	6,000	4,250
Non-operating expense adjustments	(1,228)	(543)
Income before provision for income taxes	121,714	97,831
Income tax expense	20,814	24,489
Net income	$100,900	$73,342

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three months ended March 31, 2018 and 2017.

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

	March 31, 2018	December 31, 2017
	(dollars and shares in thousands)
Total stockholders' equity	$2,293,763	$2,229,698
Less: goodwill and intangible assets	300,350	300,748
Total tangible stockholders' equity	1,993,413	1,928,950
Plus: deferred tax - attributed to intangible assets	2,773	2,698
Total tangible common equity, net of tax	$1,996,186	$1,931,648

Total assets	$20,760,731	$20,329,085
Less: goodwill and intangible assets, net	300,350	300,748
Tangible assets	20,460,381	20,028,337
Plus: deferred tax - attributed to intangible assets	2,773	2,698
Total tangible assets, net of tax	$20,463,154	$20,031,035

Tangible equity ratio	9.7%	9.6%
Tangible common equity ratio	9.8	9.6
Common shares outstanding	105,861	105,487
Book value per share	$21.67	$21.14
Tangible book value per share, net of tax	18.86	18.31
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Total operating non-interest expense	$99,377	$88,370

Divided by:
Total net interest income	$214,220	$179,309
Plus:
Tax equivalent interest adjustment	5,727	9,676
Operating non-interest income	12,717	9,965
Net operating revenue - TEB	$232,664	$198,950

Operating efficiency ratio - TEB	42.7%	44.4%
Operating efficiency ratio - TEB adjusted (1)	41.7%

(1)
The current period operating efficiency ratio was adjusted to exclude the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the tax equivalent adjustment in order to be comparable to the prior period.

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

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,293,763	$2,229,698
Less:
Non-qualifying goodwill and intangibles	297,577	296,421
Disallowed deferred tax asset	832	638
AOCI related adjustments	(50,868)	(9,496)
Unrealized gain on changes in fair value liabilities	13,269	7,785
Common Equity Tier 1	$2,032,953	$1,934,350
Divided by: Risk-weighted assets	$19,425,630	$18,569,608
Common Equity Tier 1 ratio	10.5%	10.4%

Common Equity Tier 1	$2,032,953	$1,934,350
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	159
Unrealized gain on changes in fair value liabilities	—	1,947
Tier 1 capital	$2,114,453	$2,013,744
Divided by: Tangible average assets	$20,057,003	$19,624,517
Tier 1 leverage ratio	10.5%	10.3%

Total Capital:
Tier 1 capital	$2,114,453	$2,013,744
Plus:
Subordinated debt	301,244	301,020
Qualifying allowance for credit losses	144,659	140,050
Other	7,183	6,174
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$453,086	$447,244

Total capital	$2,567,539	$2,460,988

Total capital ratio	13.2%	13.3%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$213,482	$222,004
Divided by:
Tier 1 capital	2,114,453	2,013,744
Plus: Allowance for credit losses	144,659	140,050
Total Tier 1 capital plus allowance for credit losses	$2,259,112	$2,153,794

Classified assets to Tier 1 capital plus allowance	9.4%	10.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$6,580,935	$85,547	5.38%	$5,756,934	$68,474	5.16%
CRE - non-owner occupied	3,920,777	56,285	5.76	3,550,331	53,735	6.07
CRE - owner-occupied	2,241,787	28,551	5.21	1,997,977	24,726	5.14
Construction and land development	1,789,356	29,619	6.63	1,510,781	22,102	5.86
Residential real estate	425,267	5,280	4.97	271,867	3,023	4.45
Consumer	47,935	677	5.65	38,494	493	5.12
Total loans (1), (2), (3)	15,006,057	205,959	5.59	13,126,384	172,553	5.47
Securities:
Securities - taxable	2,875,345	19,149	2.66	2,105,190	12,437	2.36
Securities - tax-exempt	836,914	7,472	4.47	604,300	5,677	5.57
Total securities (1)	3,712,259	26,621	3.07	2,709,490	18,114	3.08
Other	425,667	2,117	1.99	482,029	1,598	1.33
Total interest earning assets	19,143,983	234,697	5.02	16,317,903	192,265	4.95
Non-interest earning assets
Cash and due from banks	142,356			142,713
Allowance for credit losses	(141,030)			(125,727)
Bank owned life insurance	168,070			164,835
Other assets	990,845			900,543
Total assets	$20,304,224			$17,400,267
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,654,720	$1,380	0.33%	$1,434,826	$805	0.22%
Savings and money market accounts	6,226,611	8,915	0.57	6,068,997	5,312	0.35
Time certificates of deposit	1,579,940	3,878	0.98	1,484,868	2,295	0.62
Total interest-bearing deposits	9,461,271	14,173	0.60	8,988,691	8,412	0.37
Short-term borrowings	351,616	1,335	1.52	110,892	206	0.74
Qualifying debt	368,849	4,969	5.39	354,087	4,338	4.90
Total interest-bearing liabilities	10,181,736	20,477	0.80	9,453,670	12,956	0.55
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,510,614			5,719,169
Other liabilities	338,530			280,595
Stockholders’ equity	2,273,344			1,946,833
Total liabilities and stockholders' equity	$20,304,224			$17,400,267
Net interest income and margin (4)		$214,220	4.60%		$179,309	4.63%
Net interest margin (5)			4.72%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $5.7 million and $9.7 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
Included in the yield computation are net loan fees of $10.0 million and accretion on acquired loans of $5.7 million for the three months ended March 31, 2018, compared to $6.9 million and $6.4 million for the three months ended March 31, 2017, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)
Current period net interest margin is adjusted to exclude the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the tax equivalent adjustment in order to be comparable to the prior period.

	Three Months Ended March 31,
	2018 versus 2017
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total

Interest income:
Loans:
Commercial and industrial	$10,711	$6,362	$17,073
CRE - non-owner occupied	5,318	(2,768)	2,550
CRE - owner-occupied	3,105	720	3,825
Construction and land development	4,611	2,906	7,517
Residential real estate	1,905	352	2,257
Consumer	133	51	184
Total loans	25,783	7,623	33,406
Securities:
Securities - taxable	5,129	1,583	6,712
Securities - tax-exempt	2,077	(282)	1,795
Total securities	7,206	1,301	8,507
Other	(280)	799	519
Total interest income	32,709	9,723	42,432

Interest expense:
Interest bearing transaction accounts	$183	$392	$575
Savings and money market	226	3,377	3,603
Time certificates of deposit	233	1,350	1,583
Short-term borrowings	914	215	1,129
Qualifying debt	199	432	631
Total interest expense	1,755	5,766	7,521

Net increase	$30,954	$3,957	$34,911

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2018, interest income was $234.7 million, an increase of $42.4 million, or 22.1%, compared to $192.3 million for the three months ended March 31, 2017. This increase was primarily the result of a $1.88 billion increase in the average loan balance which, together with the effect of the rising rate environment, drove a $33.4 million increase in loan interest income for the three months ended March 31, 2018. Interest income from investment securities increased by $8.5 million for the comparable period primarily due to an increase in the average investment balance of $1.00 billion from March 31, 2017 as well as an increase in interest rates and mix. Average yield on interest earning assets increased to 5.02% for the three months ended March 31, 2018, compared to 4.95% for the same period in 2017, which was primarily the result of increased yields on loans and investment securities, attributable to the rising interest rate environment.
For the three months ended March 31, 2018, interest expense was $20.5 million, compared to $13.0 million for the three months ended March 31, 2017. Interest expense on deposits increased $5.8 million for the same period as average interest-bearing deposits increased $472.6 million and customer concessions on rates for certain deposit relationships were made, resulting in a 23 basis point increase in average cost of interest bearing deposits. Interest expense on short-term borrowings increased by $1.1 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase is attributable to an increase average short-term borrowings of $240.7 million due to utilization of FHLB overnight advances.
For the three months ended March 31, 2018, net interest income was $214.2 million, compared to $179.3 million for the three months ended March 31, 2017. The increase in net interest income reflects a $2.83 billion increase in average interest-earning assets, offset by a $728.1 million increase in average interest-bearing liabilities. The decrease in net interest margin of 3 basis points is the result of higher deposit and funding costs and a decrease in the tax equivalent adjustment on tax-exempt loans and securities for the three months ended March 31, 2018, compared to the same period in 2017, which resulted from the TCJA. These decreases to net interest margin were partially offset by an increase in average yield on loans and securities due to the rising interest rate environment. Adjusting net interest margin to exclude the effects of the TCJA, would in net interest margin of 4.72% for the three months ended March 31, 2018.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended March 31, 2018, the provision for credit losses was $6.0 million compared to $4.3 million for the three months ended March 31, 2017. The provision increase was primarily due to organic growth in total loans of $466.5 million during the three months ended March 31, 2018. The Company defines its organic loans as those loans that have not been acquired in a transaction accounted for as a business combination. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of March 31, 2018 and December 31, 2017, the allowance for credit losses on PCI loans was $0.8 million and $1.6 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,745	$4,738	$1,007
Card income	1,972	1,492	480
Income from equity investments	1,460	692	768
Foreign currency income	1,202	1,042	160
Lending related income and gains (losses) on sale of loans, net	978	422	556
Income from bank owned life insurance	928	948	(20)
Gain (loss) on sales of investment securities, net	—	635	(635)
Unrealized (losses) gains on assets measured at fair value, net	(1,074)	(1)	(1,073)
Other income	432	631	(199)
Total non-interest income	$11,643	$10,599	$1,044
Total non-interest income for the three months ended March 31, 2018 compared to the same period in 2017, increased by $1.0 million, or 9.8%. The increase in non-interest income is due primarily to an increase in service charges and fees and income from equity investments. The increase in service charges and fees is due to the continued growth in the Company's deposit base, which increased $2.00 billion from March 31, 2017. The increase in income from equity investments is attributable to an increase in warrant income. These increases were partially offset by unrealized losses on assets measured at fair value, which relate to unrealized losses on the Company's equity securities. Due to adoption of ASU 2016-01, effective January 1, 2018, changes in the fair value of equity securities are recognized in net income rather than accumulated other comprehensive income.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$62,133	$51,620	$10,513
Occupancy	6,864	6,894	(30)
Legal, professional, and directors' fees	6,003	8,803	(2,800)
Data processing	5,207	5,264	(57)
Insurance	3,869	3,228	641
Deposit costs	2,926	1,741	1,185
Business development	1,728	2,063	(335)
Card expense	942	731	211
Marketing	596	721	(125)
Loan and repossessed asset expenses	583	1,278	(695)
Intangible amortization	398	689	(291)
Net (gain) loss on sales / valuations of repossessed and other assets	(1,228)	(543)	(685)
Other expense	8,128	5,338	2,790
Total non-interest expense	$98,149	$87,827	$10,322
Total non-interest expense for the three months ended March 31, 2018, compared to the same period in 2017, increased $10.3 million, or 11.8%. This increase primarily relates to salaries and employee benefits, deposit costs, and other expense. Salaries and employee benefits have increased as the Company supports its continued growth, with a corresponding decrease in professional costs. Full-time equivalent employees increased 9.8% from 1,560 at March 31, 2017, compared to 1,713 at March 31, 2018. Deposits costs consist of fees to Promontory and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the three months ended March 31, 2018, compared to the same period in 2017 primarily relates to an increase in deposit earnings credits paid to account holders. The increase to other expense is primarily related to a $1.6 million increase in the reserve for unfunded commitments and letters of credit. These increases were partially offset by a decrease in legal, professional, and directors' fees of $2.8 million for the three months ended March 31, 2018 due to a decrease in consulting costs, compared to the same period in 2017.
Income Taxes
The effective tax rate for the three months ended March 31, 2018 was 17.10%, compared to 25.03% for the three months ended March 31, 2017. The decrease in the effective tax rate is due primarily to the decrease in the Federal statutory rate effective in 2018.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2018	(in millions)
Loans, net of deferred loan fees and costs	$15,560.4	$3,472.7	$1,819.6	$2,013.6	$1,271.4
Deposits	17,354.5	5,020.6	3,648.1	2,423.8	1,814.4

At December 31, 2017
Loans, net of deferred loan fees and costs	$15,093.9	$3,323.7	$1,844.8	$1,934.7	$1,275.5
Deposits	16,972.5	4,841.3	3,951.4	2,461.1	1,681.7

	(in thousands)
Three Months Ended March 31, 2018:
Income (loss) before income taxes	$121,714	$33,033	$27,662	$14,428	$10,751

Three Months Ended March 31, 2017:
Income (loss) before income taxes	$97,831	$26,384	$21,770	$13,167	$11,043

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At March 31, 2018	(in millions)
Loans, net of deferred loan fees and costs	$167.0	$1,539.8	$1,168.9	$1,378.7	$2,725.4	$3.3
Deposits	2,475.3	—	1,733.5	—	—	238.8

At December 31, 2017
Loans, net of deferred loan fees and costs	$162.1	$1,580.4	$1,097.9	$1,327.7	$2,543.0	$4.1
Deposits	2,230.4	—	1,737.6	—	—	69.0

	(in thousands)
Three Months Ended March 31, 2018:
Income (loss) before income taxes	$7,659	$1,779	$14,388	$10,756	$12,088	$(10,830)

Three Months Ended March 31, 2017:
Income (loss) before income taxes	$5,615	$3,723	$10,964	$10,593	$6,616	$(12,044)

BALANCE SHEET ANALYSIS
Total assets increased $431.6 million, or 2.1%, to $20.76 billion at March 31, 2018, compared to $20.33 billion at December 31, 2017. The increase in total assets relates primarily to organic loan growth, which was partially offset by a decrease in AFS investment securities of $94.1 million. Loans increased $466.5 million, or 3.1%, to $15.56 billion at March 31, 2018, compared to $15.09 billion at December 31, 2017. The increase in loans during the quarter was driven by construction and land development loans of $325.3 million and commercial and industrial loans of $103.0 million.
Total liabilities increased $367.6 million, or 2.0%, to $18.47 billion at March 31, 2018, compared to $18.10 billion at December 31, 2017. The increase in liabilities is due primarily to an increase in total deposits of $382.0 million, or 2.3%, to $17.35 billion, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $64.1 million, or 2.9%, to $2.29 billion at March 31, 2018, compared to $2.23 billion at December 31, 2017. The increase in stockholders' equity relates primarily to net income for the three months ended March 31, 2018, partially offset by a decrease in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
Investment securities
Investment securities are classified at the time of acquisition as either HTM, AFS, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses on AFS debt securities are recorded as part of AOCI in stockholders’ equity. Effective January 1, 2018, unrealized gains or losses on AFS equity securities are recorded in earnings as part of non-interest income. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2018	December 31, 2017
	(in thousands)
CDO	$19,453	$21,857
Commercial MBS issued by GSEs	104,973	109,077
Corporate debt securities	101,676	103,483
CRA investments	50,846	50,616
Preferred stock	93,318	53,196
Private label residential MBS	818,996	868,524
Residential MBS issued by GSEs	1,626,899	1,689,295
Tax-exempt	760,225	765,960
Trust preferred securities	28,617	28,617
U.S. government sponsored agency securities	60,290	61,462
U.S. treasury securities	2,473	2,482
Total investment securities	$3,667,766	$3,754,569

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$6,944,381	$6,841,381
Commercial real estate - non-owner occupied	3,925,301	3,904,011
Commercial real estate - owner occupied	2,264,650	2,241,613
Construction and land development	1,957,489	1,632,204
Residential real estate	418,127	425,940
Consumer	50,505	48,786
Loans, net of deferred loan fees and costs	15,560,453	15,093,935
Allowance for credit losses	(144,659)	(140,050)
Total loans HFI	$15,415,794	$14,953,885
Net deferred loan fees and costs as of March 31, 2018 and December 31, 2017 total $32.6 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.0 million and $8.5 million as of March 31, 2018 and December 31, 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $13.0 million and $14.1 million as of March 31, 2018 and December 31, 2017, respectively. Credit marks were $23.1 million and $27.0 million as of March 31, 2018 and December 31, 2017, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of March 31, 2018 and December 31, 2017, CRE related loans accounted for approximately 52% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 37% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2018 and December 31, 2017, respectively.
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

Total non-performing loans decreased by $5.3 million, or 6.1%, at March 31, 2018 to $81.1 million from $86.4 million at December 31, 2017.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Total non-accrual loans (1)	$37,297	$43,925
Loans past due 90 days or more on accrual status (2)	37	43
Accruing troubled debt restructured loans	43,766	42,431
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	81,100	86,399
Other impaired loans	16,492	12,155
Total impaired loans	$97,592	$98,554
Other assets acquired through foreclosure, net	$30,194	$28,540
Non-accrual loans to gross loans held for investment	0.24%	0.29%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.00	0.00

(1)	Includes non-accrual TDR loans of $7.4 million and $10.1 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at each of the periods ended March 31, 2018 and December 31, 2017.
Interest income received on non-accrual loans was $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Interest income that would have been recorded under the original terms of non-accrual loans was $0.6 million for each of the three months ended March 31, 2018 and 2017.
The composition of non-accrual loans by loan type and by segment were as follows:

	March 31, 2018			December 31, 2017
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$24,184	64.84%	0.16%	$22,026	50.14%	0.15%
Commercial real estate	2,930	7.86	0.02	7,721	17.59	0.05
Construction and land development	—	—	—	5,979	13.61	0.04
Residential real estate	9,844	26.39	0.06	8,117	18.48	0.05
Consumer	339	0.91	0.00	82	0.19	0.00
Total non-accrual loans	$37,297	100.00%	0.24%	$43,925	100.00%	0.29%

	March 31, 2018		December 31, 2017
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$8,330	0.24%	$4,520	0.14%
Nevada	3,354	0.18	8,189	0.44
Southern California	8,641	0.43	8,140	0.42
Northern California	5,350	0.42	14,489	1.14
Technology and Innovation	11,283	0.97	7,389	0.67
Other NBLS	333	0.01	51	0.00
Corporate & Other	6	0.18	1,147	28.09
Total non-accrual loans	$37,297	0.24%	$43,925	0.29%

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
As of March 31, 2018 and December 31, 2017, the aggregate amount of loans classified as impaired was $97.6 million and $98.6 million, respectively. The total specific allowance for credit losses related to these loans was $5.6 million at March 31, 2018 and December 31, 2017. The Company had $43.8 million and $42.4 million in loans classified as accruing restructured loans at March 31, 2018 and December 31, 2017, respectively.
Impaired loans by segment at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Arizona	$15,014	$10,468
Nevada	38,516	46,730
Southern California	9,965	8,465
Northern California	6,025	14,489
Technology & Innovation	27,029	16,449
Other NBLs	333	51
Corporate & Other	710	1,902
Total impaired loans	$97,592	$98,554
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	March 31, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$43,459	44.53%	0.28%	$5,389	96.89%	3.73%
Commercial real estate	25,761	26.40	0.17	—	—	—
Construction and land development	9,812	10.06	0.06	—	—	—
Residential real estate	18,185	18.63	0.12	173	3.11	0.12
Consumer	375	0.38	0.00	—	—	—
Total impaired loans	$97,592	100.00%	0.63%	$5,562	100.00%	3.84%

	December 31, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$34,156	34.66%	0.23%	$5,606	100.00%	4.00%
Commercial real estate	31,681	32.15	0.21	—	—	—
Construction and land development	15,426	15.65	0.10	—	—	—
Residential real estate	17,170	17.42	0.11	—	—	—
Consumer	121	0.12	0.00	—	—	—
Total impaired loans	$98,554	100.00%	0.65%	$5,606	100.00%	4.00%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$140,050	$124,704
Provision charged to operating expense:
Commercial and industrial	3,143	2,362
Commercial real estate	1,247	1,798
Construction and land development	1,695	(355)
Residential real estate	(102)	425
Consumer	17	20
Total Provision	6,000	4,250
Recoveries of loans previously charged-off:
Commercial and industrial	(459)	(328)
Commercial real estate	(126)	(533)
Construction and land development	(1,388)	(277)
Residential real estate	(250)	(251)
Consumer	(10)	(49)
Total recoveries	(2,233)	(1,438)
Loans charged-off:
Commercial and industrial	3,517	2,594
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	107	115
Consumer	—	34
Total charged-off	3,624	2,743
Net charge-offs	1,391	1,305
Balance at end of period	$144,659	$127,649
Net charge-offs to average loans outstanding	0.04%	0.04%
Allowance for credit losses to gross loans	0.93	0.94
Allowance for credit losses to gross organic loans	1.02	1.08

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
March 31, 2018
Allowance for Credit Losses	$82,878	$32,868	$22,594	$5,519	$800	$144,659
Percent of Total Allowance for Credit Losses	57.3%	22.7%	15.6%	3.8%	0.6%	100.0%
Percent of Loan Type to Total HFI Loans	44.6	39.8	12.6	2.7	0.3	100.0
December 31, 2017
Allowance for Credit Losses	$82,527	$31,648	$19,599	$5,500	$776	$140,050
Percent of Total Allowance for Credit Losses	58.9%	22.6%	14.0%	3.9%	0.6%	100.0%
Percent of Loan Type to Total HFI Loans	45.2	40.8	10.9	2.8	0.3	100.0
Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report for the year ended December 31, 2017. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing, and excluding acquired loans:

	March 31, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	159	$139,189	53.30%	0.90%
Commercial real estate	52	106,904	40.93	0.69
Construction and land development	5	5,382	2.06	0.03
Residential real estate	3	9,146	3.50	0.06
Consumer	5	553	0.21	0.00
Total	224	$261,174	100.00%	1.68%

	December 31, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	166	$127,015	51.63%	0.84%
Commercial real estate	48	90,653	36.85	0.60
Construction and land development	5	18,471	7.51	0.12
Residential real estate	3	8,971	3.65	0.06
Consumer	10	880	0.36	0.01
Total	232	$245,990	100.00%	1.63%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31, 2018:
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(5,294)	9	(5,285)
Valuation adjustments, net	—	(47)	(47)
Gains (losses), net (1)	1,242		1,242
Balance, end of period	$34,244	$(4,050)	$30,194

	Three Months Ended March 31, 2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(3,113)	224	(2,889)
Valuation adjustments, net	—	380	380
Gains (losses), net (1)	(106)	—	(106)
Balance, end of period	$50,919	$(5,719)	$45,200

(1)	There was $1.0 million in net gains related to initial transfers to other assets during the three months ended March 31, 2018 and compared to zero during the three months ended March 31, 2017.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $30.2 million, $28.5 million $45.2 million of such assets at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.
At March 31, 2018 and 2017, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 18 properties at March 31, 2018, compared to 19 at December 31, 2017, and 25 at March 31, 2017.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $10.5 million at March 31, 2018, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2018 and 2017, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of March 31, 2018, the net deferred tax asset was $27.4 million, an increase of $21.6 million from December 31, 2017. This overall increase in the net deferred tax asset was primarily the result of recognizing previously deferred income and decreases in the fair market value of AFS securities.
At March 31, 2018 and December 31, 2017, the Company had no deferred tax valuation allowance.

Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $17.35 billion at March 31, 2018, from $16.97 billion at December 31, 2017, an increase of $382.0 million, or 2.3%. The increase in deposits is attributable to an increase in interest-bearing transaction account deposits of $190.1 million and CDs of $139.9 million from December 31, 2017.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2018, the Company has $389.8 million of CDARS deposits and $634.8 million of ICS deposits, compared to $401.4 million of CDARS deposits and $617.9 million of ICS deposits at December 31, 2017. At March 31, 2018 and December 31, 2017, the Company also has $88.3 million and $67.3 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $1.95 billion and $1.85 billion at March 31, 2018 and December 31, 2017, respectively. The Company incurred $2.7 million and $1.5 million in deposit related costs during the three months ended March 31, 2018 and 2017, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2018		2017
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,654,720	0.33%	$1,434,826	0.22%
Savings and money market accounts	6,226,611	0.57	6,068,997	0.35
Time certificates of deposit	1,579,940	0.98	1,484,868	0.62
Total interest-bearing deposits	9,461,271	0.60	8,988,691	0.37
Non-interest-bearing demand deposits	7,510,614	—	5,719,169	—
Total deposits	$16,971,885	0.33%	$14,707,860	0.23%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2018, total short-term borrowed funds consist of customer repurchase agreements of $21.7 million and FHLB advances of $300.0 million. At December 31, 2017, total short-term borrowed funds consisted of customer repurchase agreements of $26.0 million and FHLB advances of $390.0 million.
As of March 31, 2018 and December 31, 2017, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2018, the carrying value of qualifying debt was $363.9 million, compared to $376.9 million at December 31, 2017.

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
As of March 31, 2018 and December 31, 2017, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
March 31, 2018
WAL	$2,567,539	$2,114,453	$19,425,630	$20,057,003	13.2%	10.9%	10.5%	10.5%
WAB	2,402,863	2,101,071	19,509,579	20,123,862	12.3	10.8	10.4	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2017
WAL	$2,460,988	$2,013,744	$18,569,608	$19,624,517	13.3%	10.8%	10.3%	10.4%
WAB	2,299,919	2,003,745	18,664,200	19,541,990	12.3	10.7	10.3	10.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company's liquidity, represented by cash and amounts due from banks, federal funds sold, and non-pledged marketable securities, is a result of the Company's operating, investing, and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, the Company projects the amount of funds that will be required over a twelve-month period and it also strives to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.
The following table presents the available and outstanding balances on the Company's lines of credit:

	March 31, 2018
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	—	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$145.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2018 are presented in the following table:

March 31, 2018
(in millions)
FHLB:
Borrowing capacity	$2,732.8
Outstanding borrowings	300.0
Letters of credit	229.5
Total available credit	$2,203.3

FRB:
Borrowing capacity	$1,220.5
Outstanding borrowings	—
Total available credit	$1,220.5
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2018, there was $2.69 billion in liquid assets, comprised of $439.4 million in cash, cash equivalents, and money market investments and $2.25 billion in unpledged marketable securities. At December 31, 2017, the Company maintained $2.89 billion in liquid assets, comprised of $416.8 million of cash, cash equivalents, and money market investments, and $2.48 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2018, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $88.3 million and $88.0 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the three months ended March 31, 2018 and 2017 was $367.4 million and $342.1 million, respectively. There was a net decrease in investment securities for the three months ended March 31, 2018 of $29.7 million, compared to a net increase of $89.9 million for the three months ended March 31, 2017.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2018 and 2017, net deposits increased $382.0 million and $806.1 million, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2018, the Company has $389.8 million of CDARS and $634.8 million of ICS deposits.
As of March 31, 2018, the Company has $88.3 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2018, the Parent contributed $1.1 million to WAB and WAB and LVSP paid dividends to the Parent of $10.0 million and $1.1 million, respectively. Subsequent to March 31, 2018, WAB paid dividends to the Parent of $10.0 million.
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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2018, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At March 31, 2018, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company’s net interest income exposure in the down-rate scenario was not within the Company’s guideline of (5.0)%. The breach is the result of an increase in short interest rates over the past two years, resulting from fed funds rate increases, and as floating-rate asset yields improved, the Company’s deposit costs have not increased materially; thus in a current down-rate scenario, the Company will not see the full impact of a rate decrease on its deposit costs while it will see that impact on floating-rate assets. The Board and management have accepted the breach and believe that as deposit costs increase over time, interest expense will be more sensitive in a down-rate scenario, dampening the Company’s overall net interest income sensitivity.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$894,158	$994,245	$1,102,692	$1,210,015	$1,317,556	$1,425,338
Interest Expense	63,415	102,813	147,045	191,093	235,081	279,042
Net Interest Income	$830,743	$891,432	$955,647	$1,018,922	$1,082,475	$1,146,296
% Change	(6.8)%		7.2%	14.3%	21.4%	28.6%
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
At March 31, 2018, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2018:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$21,026,818	$20,690,171	$20,298,087	$19,930,042	$19,588,014	$19,263,748
Liabilities	17,353,938	16,968,425	16,646,918	16,374,427	16,140,702	15,938,979
Net Present Value	$3,672,880	$3,721,746	$3,651,169	$3,555,615	$3,447,312	$3,324,769
% Change	(1.3)%		(1.9)%	(4.5)%	(7.4)%	(10.7)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2018 and December 31, 2017:
Outstanding Derivatives Positions

March 31, 2018			December 31, 2017
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,117,074	$(38,966)	15.8	$1,115,736	$(51,629)	16.0

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
There have not been any material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	(a)	(b)	( c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2018 through 1/31/2018	105,980	$59.42	—	—
2/1/2018 through 2/28/2018	74,887	58.46	—	—
3/1/2018 through 3/31/2018	—	—	—	—
Total	180,867	$59.02	—	—

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

10.1
Employment Letter Agreement, dated March 9, 2015, by and between Daniel P. Myers and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form S-4 filed with the SEC on April 21, 2015).

10.2
Protection Agreement, dated March 9, 2015, by and between Daniel P. Myers and Western Alliance (incorporated by reference to Exhibit 10.4 of Western Alliance's Form S-4 filed with the SEC on April 21, 2015).

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

WESTERN ALLIANCE BANCORPORATION

April 27, 2018	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Executive Officer

April 27, 2018	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

April 27, 2018	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer