Form 10-Q
period 2018-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2018-07-31
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2018, Western Alliance Bancorporation had 105,864,560 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS

The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI, LLC	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	GSE	Government-Sponsored Enterprise
ALCO	Asset and Liability Management Committee	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	ICS	Insured Cash Sweep Service
ASU	Accounting Standards Update	IRC	Internal Revenue Code
Basel Committee	Basel Committee on Banking Supervision	ISDA	International Swaps and Derivatives Association
Basel III	Banking Supervision's December 2010 final capital framework	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	NBL	National Business Lines
CEO	Chief Executive Officer	NOL	Net Operating Loss
CFO	Chief Financial Officer	NPV	Net Present Value
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OREO	Other Real Estate Owned
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	OTTI	Other-than-Temporary Impairment
EPS	Earnings per share	PCI	Purchased Credit Impaired
EVE	Economic Value of Equity	SBA	Small Business Administration
Exchange Act	Securities Exchange Act of 1934, as amended	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	TCJA	Tax Cuts and Jobs Act
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
FVO	Fair Value Option	TEB	Tax Equivalent Basis
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$171,298	$181,191
Interest-bearing deposits in other financial institutions	335,520	235,577
Cash, cash equivalents, and restricted cash	506,818	416,768
Money market investments	5	—
Investment securities - AFS, at fair value; amortized cost of $3,280,814 at June 30, 2018 and $3,515,401 at December 31, 2017	3,199,015	3,499,519
Investment securities - HTM, at amortized cost; fair value of $274,718 at June 30, 2018 and $256,314 at December 31, 2017	280,186	255,050
Equity securities	143,490	—
Investments in restricted stock, at cost	65,955	65,785
Loans - HFI, net of deferred loan fees and costs	16,138,260	15,093,935
Less: allowance for credit losses	(147,083)	(140,050)
Net loans held for investment	15,991,177	14,953,885
Premises and equipment, net	115,378	118,719
Other assets acquired through foreclosure, net	27,541	28,540
Bank owned life insurance	168,753	167,764
Goodwill	289,895	289,895
Other intangible assets, net	10,056	10,853
Deferred tax assets, net	39,097	5,780
Investments in LIHTC	304,112	267,023
Other assets	225,974	249,504
Total assets	$21,367,452	$20,329,085
Liabilities:
Deposits:
Non-interest-bearing demand	$7,947,906	$7,433,962
Interest-bearing	10,139,622	9,538,570
Total deposits	18,087,528	16,972,532
Customer repurchase agreements	18,021	26,017
Other borrowings	75,000	390,000
Qualifying debt	361,060	376,905
Other liabilities	434,159	333,933
Total liabilities	18,975,768	18,099,387
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 107,629,478 shares issued at June 30, 2018 and 107,057,520 at December 31, 2017	10	10
Treasury stock, at cost (1,753,107 shares at June 30, 2018 and 1,570,155 shares at December 31, 2017)	(50,971)	(40,173)
Additional paid in capital	1,438,857	1,424,540
Accumulated other comprehensive (loss) income	(51,315)	(3,145)
Retained earnings	1,055,103	848,466
Total stockholders’ equity	2,391,684	2,229,698
Total liabilities and stockholders’ equity	$21,367,452	$20,329,085
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$222,035	$183,657	$427,994	$356,210
Investment securities	25,975	19,286	51,747	35,858
Dividends	2,197	1,921	3,675	4,149
Other	1,395	2,089	2,883	3,001
Total interest income	251,602	206,953	486,299	399,218
Interest expense:
Deposits	19,849	9,645	34,022	18,057
Other borrowings	1,936	59	3,262	249
Qualifying debt	5,695	4,493	10,664	8,831
Other	14	13	23	29
Total interest expense	27,494	14,210	47,971	27,166
Net interest income	224,108	192,743	438,328	372,052
Provision for credit losses	5,000	3,000	11,000	7,250
Net interest income after provision for credit losses	219,108	189,743	427,328	364,802
Non-interest income:
Service charges and fees	5,672	5,203	11,417	9,941
Income from equity investments	2,517	1,318	3,977	2,010
Card income	2,033	1,516	4,005	3,008
Foreign currency income	1,181	832	2,383	1,874
Income from bank owned life insurance	1,167	973	2,095	1,921
Lending related income and gains (losses) on sale of loans, net	1,047	227	2,025	649
Gain (loss) on sales of investment securities, net	—	(47)	—	588
Unrealized (losses) gains on assets measured at fair value, net	(685)	—	(1,759)	(1)
Other income	512	579	944	1,210
Total non-interest income	13,444	10,601	25,087	21,200
Non-interest expense:
Salaries and employee benefits	61,785	52,273	123,918	103,893
Legal, professional, and directors' fees	7,946	8,483	13,949	17,286
Occupancy	7,401	6,927	14,265	13,821
Data processing	5,586	4,375	10,793	9,639
Deposit costs	4,114	2,133	7,040	3,874
Insurance	3,885	3,589	7,754	6,817
Business development	1,414	1,447	3,142	3,510
Marketing	1,146	1,131	1,742	1,852
Card expense	1,081	861	2,023	1,592
Loan and repossessed asset expenses	1,017	1,098	1,600	2,376
Intangible amortization	399	488	797	1,177
Net (gain) loss on sales / valuations of repossessed and other assets	(179)	231	(1,407)	(312)
Other expense	6,953	5,384	15,081	10,722
Total non-interest expense	102,548	88,420	200,697	176,247
Income before provision for income taxes	130,004	111,924	251,718	209,755
Income tax expense	25,325	31,964	46,139	56,453
Net income	$104,679	$79,960	$205,579	$153,302

Earnings per share:
Basic	$1.00	$0.77	$1.97	$1.47
Diluted	0.99	0.76	1.95	1.46
Weighted average number of common shares outstanding:
Basic	104,691	104,162	104,611	104,075
Diluted	105,420	105,045	105,372	104,941
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$104,679	$79,960	$205,579	$153,302
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $3,387, $(3,534), $16,101, and $(9,204), respectively	(10,389)	5,662	(49,303)	14,831
Unrealized (loss) gain on SERP, net of tax effect of $4, $(23), $6, and $(23), respectively	(12)	37	(23)	36
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(244), $1,287, $(722), and $2,044, respectively	748	(2,089)	2,214	(3,318)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0, $(18), $0, and $224, respectively	—	29	—	(364)
Net other comprehensive (loss) income	(9,653)	3,639	(47,112)	11,185
Comprehensive income	$95,026	$83,599	$158,467	$164,487
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Balance, January 1, 2017 (1)	105,071	10	1,400,140	(26,362)	(4,695)	522,974	1,892,067
Net income	—	—	—	—	—	153,302	153,302
Exercise of stock options	23	—	527	—	—	—	527
Restricted stock, performance stock units, and other grants, net	537	—	12,394	—	—	—	12,394
Restricted stock surrendered (2)	(202)	—	—	(10,289)	—	—	(10,289)
Other comprehensive income, net	—	—	—	—	11,185	—	11,185
Balance, June 30, 2017	105,429	$10	$1,413,061	$(36,651)	$6,490	$676,276	$2,059,186

Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (3)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	205,579	205,579
Exercise of stock options	21	—	534	—	—	—	534
Restricted stock, performance stock unit, and other grants, net	551	—	13,783	—	—	—	13,783
Restricted stock surrendered (2)	(183)	—	—	(10,798)	—	—	(10,798)
Other comprehensive loss, net	—	—	—	—	(47,112)	—	(47,112)
Balance, June 30, 2018	105,876	$10	$1,438,857	$(50,971)	$(51,315)	$1,055,103	$2,391,684

(1)
As adjusted for adoption of ASU 2017-12. The cumulative effect of adoption of this guidance at January 1, 2017 resulted in an increase to retained earnings of $0.5 million and a corresponding increase to loans for the fair market value adjustment on the swaps.

(2)	Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.

(3)
As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income. See "Note 1. Summary of Significant Accounting Policies" for further discussion.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$205,579	$153,302
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	11,000	7,250
Depreciation and amortization	6,815	6,389
Stock-based compensation	13,783	12,394
Deferred income taxes	(17,943)	517
Amortization of net premiums for investment securities	8,073	10,426
Amortization of tax credit investments	17,549	12,692
Accretion of fair market value adjustments on loans acquired from business combinations	(10,806)	(13,584)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	950	1,332
Income from bank owned life insurance	(2,095)	(1,921)
(Gains) / Losses on:
Sales of investment securities	—	(588)
Assets measured at fair value, net	1,759	1
Sale of loans	(1,443)	107
Other assets acquired through foreclosure, net	(1,390)	172
Valuation adjustments of other repossessed assets, net	33	(224)
Sale of premises, equipment, and other assets, net	(50)	(260)
Changes in:
Other assets	26,419	(8,108)
Other liabilities	(10,880)	(4,459)
Net cash provided by operating activities	$247,353	$175,438
Cash flows from investing activities:
Investment securities - trading
Proceeds from sales	$—	$995
Investment securities - AFS
Purchases	(86,316)	(759,768)
Principal pay downs and maturities	210,003	222,706
Proceeds from sales	—	75,332
Investment securities - HTM
Purchases	(26,025)	(40,765)
Principal pay downs and maturities	489	—
Equity securities
Purchases	(41,660)	—
Purchase of investment tax credits	(32,631)	(10,756)
Purchase of SBIC investments	(1,351)	—
(Purchase) sale of money market investments, net	(5)	(147)
Proceeds from bank owned life insurance	1,112	—
(Purchase) liquidation of restricted stock	(171)	(107)
Loan fundings and principal collections, net	(968,748)	(736,342)
Purchase of premises, equipment, and other assets, net	(1,836)	(5,093)
Proceeds from sale of other real estate owned and repossessed assets, net	8,100	18,271
Net cash used in investing activities	$(939,039)	$(1,235,674)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,114,996	$1,481,249
Net increase (decrease) in borrowings	(322,995)	(89,067)
Proceeds from exercise of common stock options	534	527
Cash paid for tax withholding on vested restricted stock	(10,799)	(10,289)
Net cash provided by financing activities	$781,736	$1,382,420
Net increase (decrease) in cash, cash equivalents, and restricted cash	90,050	322,184
Cash, cash equivalents, and restricted cash at beginning of period	416,768	284,491
Cash, cash equivalents, and restricted cash at end of period	$506,818	$606,675
Supplemental disclosure:
Cash paid during the period for:
Interest	$46,358	$26,375
Income taxes	14,792	53,937
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	5,744	1,392
Unfunded commitments originated	58,639	67,718
Change in unrealized (loss) gain on AFS securities, net of tax	(49,303)	14,467
Change in unrealized gain (loss) on junior subordinated debt, net of tax	2,214	(3,318)
Change in unfunded obligations	99,980	(32,742)
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries, LVSP, which holds and manages certain non-performing loans and OREO and a captive insurance company formed and licensed under the laws of the State of Arizona, CSI. CSI was established as part of the Company's overall enterprise risk management strategy.
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
Principles of consolidation
As of June 30, 2018, WAL has the following significant wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2018 and 2017 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Investment securities
Investment securities include debt securities and equity securities. Debt securities may be classified as HTM, AFS, or measured at fair value. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost. The sale of an HTM security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
Securities classified as AFS or trading securities are reported as an asset in the Consolidated Balance Sheet at their estimated fair value. As the fair value of AFS debt securities changes, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS debt securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
For periods prior to January 1, 2018, equity securities were classified as AFS and reported at fair value with unrealized gains and losses included as a separate component of AOCI, net of tax. Upon adoption of ASU 2016-01, the fair value changes in equity securities are recognized as part of non-interest income, see "Recently adopted accounting guidance" below for further discussion.
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
Declines in the fair value of individual AFS securities that are deemed to be other-than-temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings; and 2) interest rate, market, or other factors is recognized in other comprehensive income or loss.
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
Loans, held for investment
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, purchase accounting fair value adjustments, and an allowance for credit losses. In addition, the book values of loans subject to a fair value hedge are adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
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
Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. When loans are repaid, any remaining unamortized balances of premiums, discounts, or net deferred fees are recognized as interest income.
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
For all loan types, when a loan is placed on non-accrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed, and the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company recognizes income on a cash basis only for those non-accrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.
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
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company can first elect to assess, through qualitative factors, whether it is more likely than not that goodwill is impaired. If the qualitative assessment indicates potential impairment, a quantitative impairment test is necessary. If, based on the quantitative test, a reporting unit's carrying amount exceeds its fair value, a goodwill impairment charge for this difference is recorded to current period earnings as non-interest expense.
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three and six months ended June 30, 2018 and 2017.
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
Derivative financial instruments
The Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to the fair value of certain fixed-rate financial instruments (fair value hedges).
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value of the hedged item are recognized in earnings as non-interest income during the period of the change.
The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction after the derivative contract is executed. At inception, the Company performs a quantitative assessment to determine whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively. After the initial quantitative assessment is performed, on a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty's risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. The Company discontinues hedge accounting prospectively when it is determined that a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value in the Consolidated Balance Sheet, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2018 and 2017. The estimated fair value amounts for June 30, 2018 and 2017 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash, cash equivalents, and restricted cash
The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks approximate their fair value.
Money market investments
The carrying amounts reported in the Consolidated Balance Sheets for money market investments approximate their fair value.
Investment securities
The fair values of CRA investments and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
The fair values of debt securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

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
Non-interest income
Non-interest income includes service charges and fees, income from equity investments, card income, foreign currency income, income from bank owned life insurance, lending related income, net gain or loss on sales of investment securities, net unrealized gains or losses on assets measured at fair value, and other income. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided in accordance with ASC 606, Revenue from Contracts with Customers. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables, however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income include fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Net unrealized gains or losses on assets measured at fair value represent fair value changes in equity securities and are accounted for in accordance with ASC 321, Investments - Equity Securities. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 840, Leases. Net gain or loss on sales / valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 15. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the new standard.
Recent accounting pronouncements
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is in the process of finalizing the population of its leases that are within the scope of the new guidance, gathering all key lease data for these leases, and purchasing a new lease software solution that will facilitate application of the new accounting requirements.
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will facilitate all phases of planning and implementation of the new guidance. Under the direction of the Company's CECL Steering Committee and in partnership with its Enterprise Project Management Office, the implementation team has completed its gap assessment and are fully engaged with the implementation of its plan. Key initiatives underway include model development, data adequacy and formation, accounting policy drafting and software solution installations. The team has completed installation of a vended software solution to aggregate model outputs and is currently configuring the application with the expectation that the majority of its model solutions will be in the testing phase by December 31, 2018. Further, the team is also in the process of evaluating its control framework to identify risks resulting from new processes, judgments, and data.
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
In June 2018, the FASB issued guidance within ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU 2018-07 to Topic 718, Compensation-Stock Compensation, are intended to align the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: 1) equity classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; 2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company's share-based payment awards to nonemployees consist only of grants made to the Company's BOD as compensation solely related to the individual's role as a Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its Directors in the same manner as share-based payment awards for its employees. Accordingly, the amendments in this guidance will not have an effect on the accounting for the Company's share-based payment awards to its Directors.
In July 2018, the FASB issued guidance within ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 are intended to clarify or correct unintended guidance in the FASB Codification and affect a wide variety of Topics in the Codification. The topics that are applicable to the Company include: 1) debt modifications and extinguishments; 2) stock compensation; and 3) derivatives and hedging. For debt modifications and extinguishments, the amendment clarifies that, in an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is equal to its fair value at the reacquisition date, and upon extinguishment, the cumulative amount of the gain or loss on the extinguished debt that resulted from changes in instrument-specific credit risk should be presented in net income. The Company has junior subordinated debt that is recorded at fair value at each reporting period due to election of the FVO. Accordingly, if in the future, the Company chooses to repay this debt prior to its contractual maturity, this amendment would be applicable. For stock compensation, the amendment clarifies that excess tax benefits or tax deficiencies should be recognized in the period in which the amount of the tax deduction is determined, which is typically when an award is exercised (in the case of share options) or vests (in the case of non-vested stock awards. The Company already records excess tax benefits or tax deficiencies in the periods in which the tax deduction is determined. Therefore, this amendment will not have an effect on the Company's accounting for excess tax benefits or tax deficiencies. For derivatives and hedging, previous guidance permits derivatives to be offset only when all four conditions (including the intent to set off) are met. This amendment clarifies that the intent to set off is not required to offset fair value amounts recognized for derivative instruments that are executed with the same counterparty under a master netting agreement. This amendment will not have an effect on the offsetting of the Company's derivative assets and liabilities.
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
In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. Effective on January 1, 2015, the Company adopted the amendment noted in item 5) above as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Effective on January 1, 2018, the Company adopted the other amendments in this guidance. The primary impact on the Company's Consolidated Financial Statements results from the amendments discussed in item 1) above as changes in the fair value of the Company's equity investments are now recognized in net income, rather than in AOCI. As of January 1, 2018, the Company recorded a cumulative-effect adjustment of $0.4 million to decrease accumulated other comprehensive income with a corresponding increase to opening retained earnings. During the six months ended June 30, 2018, the Company recognized a loss of $1.8 million related to fair value changes in equity securities, which was recorded in the Consolidated Income Statement.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$280,186	$2,080	$(7,548)	$274,718

Available-for-sale debt securities
CDO	$50	$21,795	$—	$21,845
Commercial MBS issued by GSEs	109,010	49	(6,364)	102,695
Corporate debt securities	105,036	119	(5,175)	99,980
Private label residential MBS	856,917	35	(25,565)	831,387
Residential MBS issued by GSEs	1,618,253	216	(58,696)	1,559,773
Tax-exempt	493,052	5,767	(6,481)	492,338
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	64,000	—	(4,093)	59,907
U.S. treasury securities	2,496	—	(23)	2,473
Total AFS debt securities	$3,280,814	$27,981	$(109,780)	$3,199,015

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$255,050	$4,514	$(3,250)	$256,314

Available-for-sale debt securities
CDO	$50	$21,807	$—	$21,857
Commercial MBS issued by GSEs	113,069	46	(4,038)	109,077
Corporate debt securities	105,044	261	(1,822)	103,483
Private label residential MBS	874,261	756	(6,493)	868,524
Residential MBS issued by GSEs	1,719,188	810	(30,703)	1,689,295
Tax-exempt	501,988	10,893	(1,971)	510,910
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	64,000	—	(2,538)	61,462
U.S. treasury securities	2,496	—	(14)	2,482

Available-for-sale equity securities (1)
CRA investments	51,133	—	(517)	50,616
Preferred stock	52,172	1,160	(136)	53,196
Total AFS securities	$3,515,401	$35,733	$(51,615)	$3,499,519

(1)
The Company's equity securities consist of CRA investments and preferred stock. Effective January 1, 2018, the Company adopted the amendments within ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which requires that fair value changes in equity securities be recognized as part of non-interest income. Prior to January 1, 2018, equity securities were classified as part of AFS securities. On a prospective basis, equity securities will be reported separately.

The fair value of the Company's equity securities at June 30, 2018 totaled $143.5 million, which consisted of CRA investments of $50.8 million and preferred stock of $92.7 million. The portion of unrealized gains and losses related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Net (losses) gains on equity securities	$(685)	$(1,759)
Less: Net gains (losses) on equity securities sold	—	—
Unrealized (losses) gains on equity securities still held at the reporting date	$(685)	$(1,759)
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three and six months ended June 30, 2018 and 2017. The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$7,548	$121,943	$—	$—	$7,548	$121,943

Available-for-sale debt securities
Commercial MBS issued by GSEs	$325	$11,688	$6,039	$89,172	$6,364	$100,860
Corporate debt securities	2,825	57,176	2,350	37,650	5,175	94,826
Private label residential MBS	16,820	601,595	8,745	200,707	25,565	802,302
Residential MBS issued by GSEs	26,183	923,747	32,513	616,712	58,696	1,540,459
Tax-exempt	2,762	155,941	3,719	67,341	6,481	223,282
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	131	4,869	3,962	55,038	4,093	59,907
U.S. treasury securities	23	2,473	—	—	23	2,473
Total AFS securities	$49,069	$1,757,489	$60,711	$1,095,237	$109,780	$2,852,726

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$3,250	$107,921	$—	$—	$3,250	$107,921

Available-for-sale debt securities
Commercial MBS issued by GSEs	$161	$13,565	$3,877	$93,641	$4,038	$107,206
Corporate debt securities	1,398	78,602	424	19,576	1,822	98,178
Private label residential MBS	3,115	480,885	3,378	188,710	6,493	669,595
Residential MBS issued by GSEs	13,875	999,478	16,828	523,270	30,703	1,522,748
Tax-exempt	17	6,159	1,954	69,674	1,971	75,833
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	14	4,986	2,524	56,476	2,538	61,462
U.S. treasury securities	14	2,482	—	—	14	2,482

Available-for-sale equity securities
CRA investments	—	—	517	50,616	517	50,616
Preferred stock	136	7,357	—	—	136	7,357
Total AFS securities	$18,730	$1,593,514	$32,885	$1,030,580	$51,615	$2,624,094
At June 30, 2018 and December 31, 2017, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of securities in an unrealized loss position at June 30, 2018 is 391, compared to 302 at December 31, 2017. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph are deemed to be OTTI.
The amortized cost and fair value of securities as of June 30, 2018, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2018
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$1,200	$1,241
After one year through five years	24,818	24,608
After ten years	254,168	248,869
Total HTM securities	$280,186	$274,718

Available-for-sale
Due in one year or less	$4,015	$4,016
After one year through five years	15,904	16,144
After five years through ten years	252,097	244,948
After ten years	424,618	440,054
Mortgage-backed securities	2,584,180	2,493,853
Total AFS securities	$3,280,814	$3,199,015

The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$280,186	$280,186

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$21,845	$—	$21,845
Commercial MBS issued by GSEs	—	102,695	—	—	—	—	—	102,695
Corporate debt securities	—	—	—	71,780	28,200	—	—	99,980
Private label residential MBS	791,921	—	36,359	464	1,092	1,551	—	831,387
Residential MBS issued by GSEs	—	1,559,773	—	—	—	—	—	1,559,773
Tax-exempt	62,616	24,515	222,071	179,682	—	—	3,454	492,338
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	59,907	—	—	—	—	—	59,907
U.S. treasury securities	—	2,473	—	—	—	—	—	2,473
Total AFS securities (1)	$854,537	$1,749,363	$258,430	$251,926	$57,909	$23,396	$3,454	$3,199,015

Equity securities
CRA investments	$—	$25,026	$—	$—	$—	$—	$25,767	$50,793
Preferred stock	—	—	—	9,875	64,073	3,983	14,766	92,697
Total equity securities (1)	$—	$25,026	$—	$9,875	$64,073	$3,983	$40,533	$143,490

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2017
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$255,050	$255,050

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	—	—	—	—	109,077
Corporate debt securities	—	—	—	74,293	29,190	—	—	103,483
Private label residential MBS	809,242	—	55,161	1,350	931	1,840	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	—	—	—	—	1,689,295
Tax-exempt	64,893	25,280	249,200	167,994	—	—	3,543	510,910
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	61,462	—	—	—	—	—	61,462
U.S. treasury securities	—	2,482	—	—	—	—	—	2,482

Available-for-sale equity securities
CRA investments	—	25,349	—	—	—	—	25,267	50,616
Preferred stock	—	—	—	10,388	23,822	4,104	14,882	53,196
Total AFS securities (1)	$874,135	$1,912,945	$304,361	$254,025	$82,560	$27,801	$43,692	$3,499,519

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

Securities with carrying amounts of approximately $724.4 million and $913.7 million at June 30, 2018 and December 31, 2017, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Gross gains	$—	$78	$—	$713
Gross losses	—	(125)	—	(125)
Net gains on sales of investment securities	$—	$(47)	$—	$588

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$7,278,408	$6,841,381
Commercial real estate - non-owner occupied	4,010,576	3,904,011
Commercial real estate - owner occupied	2,270,531	2,241,613
Construction and land development	1,978,287	1,632,204
Residential real estate	545,256	425,940
Consumer	55,202	48,786
Loans, net of deferred loan fees and costs	16,138,260	15,093,935
Allowance for credit losses	(147,083)	(140,050)
Total loans HFI	$15,991,177	$14,953,885
Net deferred loan fees and costs as of June 30, 2018 and December 31, 2017 total $32.1 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $7.9 million and $8.5 million as of June 30, 2018 and December 31, 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $9.6 million and $14.1 million as of June 30, 2018 and December 31, 2017, respectively. Credit marks were $19.7 million and $27.0 million as of June 30, 2018 and December 31, 2017, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	June 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,275,474	$801	$13	$2,120	$2,934	$7,278,408
Commercial real estate
Owner occupied	2,268,882	156	—	1,493	1,649	2,270,531
Non-owner occupied	3,871,249	—	—	—	—	3,871,249
Multi-family	139,327	—	—	—	—	139,327
Construction and land development
Construction	1,301,199	—	—	—	—	1,301,199
Land	677,088	—	—	—	—	677,088
Residential real estate	535,914	2,492	58	6,792	9,342	545,256
Consumer	54,869	—	—	333	333	55,202
Total loans	$16,124,002	$3,449	$71	$10,738	$14,258	$16,138,260

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$6,835,385	$2,245	$669	$3,082	$5,996	$6,841,381
Commercial real estate
Owner occupied	2,240,457	1,026	—	130	1,156	2,241,613
Non-owner occupied	3,696,729	2,993	—	2,847	5,840	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,090,176	—	—	—	—	1,090,176
Land	536,917	—	—	5,111	5,111	542,028
Residential real estate	411,857	6,874	1,487	5,722	14,083	425,940
Consumer	48,408	83	213	82	378	48,786
Total loans	$15,061,371	$13,221	$2,369	$16,974	$32,564	$15,093,935
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2018				December 31, 2017
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$17,231	$2,120	$19,351	$—	$17,913	$4,113	$22,026	$43
Commercial real estate
Owner occupied	—	1,493	1,493	—	1,089	792	1,881	—
Non-owner occupied	—	—	—	—	—	5,840	5,840	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	868	5,111	5,979	—
Residential real estate	4,074	8,766	12,840	—	2,039	6,078	8,117	—
Consumer	—	333	333	—	—	82	82	—
Total	$21,305	$12,712	$34,017	$—	$21,909	$22,016	$43,925	$43
The reduction in interest income associated with loans on non-accrual status was approximately $0.6 million for each of the three months ended June 30, 2018 and 2017 and $1.2 million for each of the six months ended June 30, 2018 and 2017.
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

The following tables present gross loans by risk rating:

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,093,991	$84,327	$98,615	$1,475	$—	$7,278,408
Commercial real estate
Owner occupied	2,166,460	42,517	60,766	788	—	2,270,531
Non-owner occupied	3,848,975	13,986	8,288	—	—	3,871,249
Multi-family	139,327	—	—	—	—	139,327
Construction and land development
Construction	1,292,058	3,202	5,939	—	—	1,301,199
Land	676,005	267	816	—	—	677,088
Residential real estate	525,912	5,936	13,408	—	—	545,256
Consumer	54,578	43	581	—	—	55,202
Total	$15,797,306	$150,278	$188,413	$2,263	$—	$16,138,260

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$15,796,007	$149,817	$176,311	$1,867	$—	$16,124,002
Past due 30 - 59 days	518	459	2,472	—	—	3,449
Past due 60 - 89 days	69	2	—	—	—	71
Past due 90 days or more	712	—	9,630	396	—	10,738
Total	$15,797,306	$150,278	$188,413	$2,263	$—	$16,138,260

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$6,675,574	$85,781	$76,328	$3,698	$—	$6,841,381
Commercial real estate
Owner occupied	2,149,465	43,122	48,397	629	—	2,241,613
Non-owner occupied	3,676,711	11,166	14,692	—	—	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,072,342	4,477	13,357	—	—	1,090,176
Land	535,412	637	5,979	—	—	542,028
Residential real estate	408,527	8,971	8,442	—	—	425,940
Consumer	47,824	878	84	—	—	48,786
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$14,758,149	$154,295	$145,934	$2,993	$—	$15,061,371
Past due 30 - 59 days	7,966	518	4,737	—	—	13,221
Past due 60 - 89 days	1,182	219	968	—	—	2,369
Past due 90 days or more	—	—	15,640	1,334	—	16,974
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935
The table below reflects the recorded investment in loans classified as impaired:

	June 30, 2018	December 31, 2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$3,523	$19,315
Impaired loans without a specific valuation allowance under ASC 310 (2)	104,084	79,239
Total impaired loans	$107,607	$98,554
Valuation allowance related to impaired loans (3)	$(2,349)	$(5,606)

(1)	Includes TDR loans of $0.4 million and $3.7 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes TDR loans of $49.6 million and $48.8 million at June 30, 2018 and December 31, 2017, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.4 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively.
The following table presents impaired loans by class:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$49,737	$34,156
Commercial real estate
Owner occupied	9,318	10,430
Non-owner occupied	17,470	21,251
Multi-family	—	—
Construction and land development
Construction	—	—
Land	9,600	15,426
Residential real estate	21,114	17,170
Consumer	368	121
Total	$107,607	$98,554
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Average balance on impaired loans	$104,403	$107,816	$98,743	$105,504
Interest income recognized on impaired loans	1,122	1,115	1,995	2,035
Interest recognized on non-accrual loans, cash basis	436	350	874	678
The following table presents the average investment in impaired loans by loan class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Commercial and industrial	$49,373	$33,900	$43,111	$30,001
Commercial real estate
Owner occupied	8,417	21,500	8,730	21,314
Non-owner occupied	17,524	22,149	18,225	23,274
Multi-family	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	9,603	12,956	9,942	13,694
Residential real estate	19,109	17,107	18,454	17,007
Consumer	377	204	281	214
Total	$104,403	$107,816	$98,743	$105,504
The average investment in TDR loans was $55.3 million and $57.5 million for the three months ended June 30, 2018 and 2017, respectively, and $51.8 million and $58.9 million for the six months ended June 30, 2018 and 2017, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Commercial and industrial	$489	$337	$739	$480
Commercial real estate
Owner occupied	131	188	258	364
Non-owner occupied	265	280	526	519
Multi-family	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	149	166	279	388
Residential real estate	88	143	192	282
Consumer	—	1	1	2
Total	$1,122	$1,115	$1,995	$2,035
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	June 30, 2018	December 31, 2017
	(in thousands)
Non-accrual loans (1)	$34,017	$43,925
Loans past due 90 days or more on accrual status (2)	—	43
Accruing troubled debt restructured loans	42,407	42,431
Total nonperforming loans	76,424	86,399
Other assets acquired through foreclosure, net	27,541	28,540
Total nonperforming assets	$103,965	$114,939

(1)	Includes non-accrual TDR loans of $7.6 million and $10.1 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at December 31, 2017.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, at beginning of period	$8,108	$13,812	$9,324	$15,177
Reclassifications from non-accretable to accretable yield (1)	—	2,086	683	2,086
Accretion to interest income	(264)	(777)	(578)	(1,684)
Reversal of fair value adjustments upon disposition of loans	(3,016)	(874)	(4,601)	(1,332)
Balance, at end of period	$4,828	$14,247	$4,828	$14,247

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2018
Beginning Balance	$22,594	$32,868	$5,519	$82,878	$800	$144,659
Charge-offs	1	233	885	2,777	5	3,901
Recoveries	(8)	(246)	(141)	(916)	(14)	(1,325)
Provision	(442)	(902)	2,074	4,227	43	5,000
Ending balance	$22,159	$31,979	$6,849	$85,244	$852	$147,083
2017
Beginning Balance	$21,097	$28,004	$4,412	$73,429	$707	$127,649
Charge-offs	—	1,819	332	651	8	2,810
Recoveries	(508)	(406)	(1,299)	(1,759)	—	(3,972)
Provision	(753)	2,002	(541)	2,197	95	3,000
Ending balance	$20,852	$28,593	$4,838	$76,734	$794	$131,811

	Six Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2018
Beginning Balance	$19,511	$31,495	$5,478	$82,793	$773	$140,050
Charge-offs	1	233	992	6,295	5	7,526
Recoveries	(1,397)	(371)	(390)	(1,376)	(25)	(3,559)
Provision	1,252	346	1,973	7,370	59	11,000
Ending balance	$22,159	$31,979	$6,849	$85,244	$852	$147,083
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	1,819	447	3,245	42	5,553
Recoveries	(785)	(938)	(1,551)	(2,087)	(49)	(5,410)
Provision	(1,108)	3,801	(117)	4,559	115	7,250
Ending balance	$20,852	$28,593	$4,838	$76,734	$794	$131,811

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of June 30, 2018;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$3,352	$171	$—	$—	$3,523
Impaired loans with no allowance recorded	9,319	17,470	46,385	20,942	9,600	368	104,084
Total loans individually evaluated for impairment	9,319	17,470	49,737	21,113	9,600	368	107,607
Loans collectively evaluated for impairment	2,253,581	3,911,232	7,228,671	523,553	1,968,687	54,834	15,940,558
Loans acquired with deteriorated credit quality	7,631	81,874	—	590	—	—	90,095
Total recorded investment	$2,270,531	$4,010,576	$7,278,408	$545,256	$1,978,287	$55,202	$16,138,260
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$4,077	$171	$—	$—	$4,248
Impaired loans with no allowance recorded	15,855	24,247	80,810	29,948	26,228	10,823	187,911
Total loans individually evaluated for impairment	15,855	24,247	84,887	30,119	26,228	10,823	192,159
Loans collectively evaluated for impairment	2,253,581	3,911,232	7,228,671	523,553	1,968,687	54,834	15,940,558
Loans acquired with deteriorated credit quality	9,831	99,083	4,362	709	—	—	113,985
Total unpaid principal balance	$2,279,267	$4,034,562	$7,317,920	$554,381	$1,994,915	$65,657	$16,246,702
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$2,178	$171	$—	$—	$2,349
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	2,178	171	—	—	2,349
Loans collectively evaluated for impairment	14,651	16,843	83,063	6,678	22,159	852	144,246
Loans acquired with deteriorated credit quality	—	485	3	—	—	—	488
Total allowance for credit losses	$14,651	$17,328	$85,244	$6,849	$22,159	$852	$147,083

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2017;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$19,315	$—	$—	$—	$19,315
Impaired loans with no allowance recorded	10,430	21,250	14,842	17,170	15,426	121	79,239
Total loans individually evaluated for impairment	10,430	21,250	34,157	17,170	15,426	121	98,554
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	9,569	105,542	43	601	—	—	115,755
Total recorded investment	$2,241,613	$3,904,011	$6,841,381	$425,940	$1,632,204	$48,786	$15,093,935
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$20,795	$—	$—	$—	$20,795
Impaired loans with no allowance recorded	17,459	28,028	42,261	26,057	32,289	10,695	156,789
Total loans individually evaluated for impairment	17,459	28,028	63,056	26,057	32,289	10,695	177,584
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	12,619	128,440	3,146	720	—	—	144,925
Total unpaid principal balance	$2,251,692	$3,933,687	$6,873,383	$434,946	$1,649,067	$59,360	$15,202,135
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$5,606	$—	$—	$—	$5,606
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	5,606	—	—	—	5,606
Loans collectively evaluated for impairment	13,884	16,135	76,919	5,500	19,599	776	132,813
Loans acquired with deteriorated credit quality	—	1,629	2	—	—	—	1,631
Total allowance for credit losses	$13,884	$17,764	$82,527	$5,500	$19,599	$776	$140,050

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
During the three months ended June 30, 2018, the Company had two new TDR loans with a recorded investment of $16.6 million and no new TDR loans during the three months ended June 30, 2017. During the six months ended June 30, 2018, the Company had seven new TDR loans with a recorded investment of $31.6 million and one new TDR loan with a recorded investment of $4.9 million during the six months ended June 30, 2017. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDRs.
During the three and six months ended June 30, 2018, there were no TDR loans for which there was a payment default. During the three months ended June 30, 2017, there was one CRE, non-owner occupied TDR loan with a recorded investment of $0.3 million for which there was a payment default. During the six months ended June 30, 2017, there were two TDR loans with a recorded investment of $0.4 million for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At June 30, 2018, commitments outstanding on TDR loans totaled $0.9 million. There were no loan commitments outstanding on TDR loans at December 31, 2017.
Loan Purchases and Sales
For the three months ended June 30, 2018 and 2017, secondary market loan purchases totaled $316.8 million and $196.7 million, respectively. For the six months ended June 30, 2018 and 2017, secondary market loan purchases totaled $458.3 million and $450.0 million, respectively. For 2018, these purchased loans consisted of $283.3 million of commercial and industrial loans and $175.1 million of residential real estate loans. For 2017, these purchased loans consisted of $347.6 million of commercial and industrial loans and $102.4 million of residential real estate loans.
During the three months ended June 30, 2018, the Company sold loans which primarily consisted of CRE loans with a carrying value of $3.1 million and recognized a net gain of $0.8 million. During the three months ended June 30, 2017, there were no significant secondary market loan sales. During the six months ended June 30, 2018, the Company sold loans which primarily consisted of commercial and industrial loans with a carrying value of $34.1 million and recognized a gain of $1.4 million on the sales. During the six months ended June 30, 2017, the Company sold CRE loans with a carrying value of $9.2 million and recognized a loss of less than of $0.1 million on the sales.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$34,244	$(4,050)	$30,194
Proceeds from sale of other real estate owned and repossessed assets, net	(3,247)	431	(2,816)
Valuation adjustments, net	—	15	15
Gains (losses), net (1)	148	—	148
Balance, end of period	$31,145	$(3,604)	$27,541

	2017
Balance, beginning of period	$50,919	$(5,719)	$45,200
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(17,208)	1,826	(15,382)
Valuation adjustments, net	—	(156)	(156)
(Losses) gains, net (1)	(66)	—	(66)
Balance, end of period	$35,037	$(4,049)	$30,988

	Six Months Ended June 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(8,541)	441	(8,100)
Valuation adjustments, net	—	(33)	(33)
Gains (losses), net (2)	1,390	—	1,390
Balance, end of period	$31,145	$(3,604)	$27,541

	2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(20,321)	2,050	(18,271)
Valuation adjustments, net	—	224	224
(Losses) gains, net (2)	(172)	—	(172)
Balance, end of period	$35,037	$(4,049)	$30,988

(1)	There were zero and $0.1 million in net gains related to initial transfers to other assets during the three months ended June 30, 2018 and 2017, respectively.

(2)	There were $1.0 million and $0.1 million in net gains related to initial transfers to other assets during the six months ended June 30, 2018 and 2017, respectively.
At June 30, 2018 and 2017, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 14 properties at June 30, 2018, compared to 19 at December 31, 2017, and 21 at June 30, 2017.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Short-Term:
FHLB advances	$75,000	$390,000
Total short-term borrowings	$75,000	$390,000
The Company maintains other lines of credit with correspondent banks totaling $180.0 million. These lines of credit are unsecured, of which $45.0 million has a floating interest rate of one-month LIBOR plus 3.25% and $135.0 million has a rate equivalent to the federal funds effective rate. As of June 30, 2018 and December 31, 2017, there were no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At June 30, 2018, the Company had $75.0 million in short-term FHLB overnight advances with an interest rate of 2.08%. At December 31, 2017, short-term FHLB advances of $390.0 million had an interest rate of 1.41%.
As of June 30, 2018 and December 31, 2017, the Company had additional available credit with the FHLB of approximately $2.66 billion and $1.91 billion, respectively, and with the FRB of approximately $1.28 billion and $1.11 billion, respectively.

6. QUALIFYING DEBT
Subordinated Debt
The Parent has $175.0 million of subordinated debentures, which were recorded net of issuance costs of $5.5 million, and matures July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The debentures have a fixed interest rate of 6.25% per annum.
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $295.5 million and $308.6 million at June 30, 2018 and December 31, 2017, respectively.
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
The carrying value of junior subordinated debt was $65.5 million and $68.3 million at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate of all junior subordinated debt as of June 30, 2018 was 4.67%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.03% at December 31, 2017.

7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period. Stock grants made to non-employee WAL directors in 2018 became fully vested at June 30, 2018. The Company estimates the compensation expense for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2018 was $1.1 million and $23.0 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and six months ended June 30, 2018, the Company recognized $4.7 million and $9.0 million, respectively, in stock-based compensation expense related to all restricted stock award grants, compared to $4.1 million and $8.6 million, respectively, for the three and six months ended June 30, 2017.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and six months ended June 30, 2018, however expense is still being recognized for the grants made in 2016 and 2017 as they also have a three-year vesting period. For the three and six months ended June 30, 2018, the Company recognized $0.6 million and $1.3 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2017.
Performance Stock Units
The Company grants members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2018, the Company recognized $1.6 million and $3.3 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.4 million and $2.7 million, respectively, for the three and six months ended June 30, 2017.
The three-year performance period for the 2015 grant ended on December 31, 2017, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management members were entitled to the maximum award of 202,074 shares, which was paid out in the first quarter of 2018.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2018, the Company purchased treasury shares of 2,085 and 182,952, respectively, at a weighted average price of $59.46 and $59.02 per share, respectively. During the three and six months ended June 30, 2017, the Company purchased treasury shares of 960 and 202,266, respectively, at a weighted average price of $48.20 and $50.86 per share, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding (losses) gains on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, March 31, 2018	$(51,470)	$458	$9,206	$144	$(41,662)
Other comprehensive (loss) income before reclassifications	(10,389)	(12)	748	—	(9,653)
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive (loss) income	(10,389)	(12)	748	—	(9,653)
Balance, June 30, 2018	$(61,859)	$446	$9,954	$144	$(51,315)

Balance, March 31, 2017	$(6,140)	$120	$8,727	$144	$2,851
Other comprehensive income (loss) before reclassifications	5,662	37	(2,089)	—	3,610
Amounts reclassified from AOCI	29	—	—	—	29
Net current-period other comprehensive income (loss)	5,691	37	(2,089)	—	3,639
Balance, June 30, 2017	$(449)	$157	$6,638	$144	$6,490

	Six Months Ended June 30,
	Unrealized holding (losses) gains on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive (loss) income before reclassifications	(49,303)	(23)	2,214	—	(47,112)
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive (loss) income	(49,303)	(23)	2,214	—	(47,112)
Balance, June 30, 2018	$(61,859)	$446	$9,954	$144	$(51,315)

Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income (loss) before reclassifications	14,831	36	(3,318)	—	11,549
Amounts reclassified from AOCI	(364)	—	—	—	(364)
Net current-period other comprehensive income (loss)	14,467	36	(3,318)	—	11,185
Balance, June 30, 2017	$(449)	$157	$6,638	$144	$6,490

(1)	As adjusted for adoption of ASU 2016-01 and ASU 2018-02, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
The following table presents reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2018	2017	2018	2017
	(in thousands)
Gain on sales of investment securities, net	$—	$(47)	$—	$588
Income tax expense	—	18	—	(224)
Net of tax	$—	$(29)	$—	$364

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
As of June 30, 2018, December 31, 2017, and June 30, 2017, the Company does not have any outstanding cash flow hedges or free-standing derivatives.
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
Derivatives Not Designated in Hedge Relationships

Management also enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, and forward window contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate swaps are used to manage loan-term interest rate risk.

As of each of the periods ended June 30, 2018, December 31, 2017, and June 30, 2017, derivatives not designated as hedging instruments were in a net asset position of $0.2 million. For the three months ended June 30, 2018 and 2017, net changes in the fair value related to these derivative contracts totaled $1.2 million and $0.8 million, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively, and are included as part of Foreign currency income in the Consolidated Income Statements.

As of June 30, 2018 and December 31, 2017, the following amounts are reflected in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	June 30, 2018		December 31, 2017
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Amount of the Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Amount of the Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$664,089	$13,296	$699,452	$41,919
Qualifying debt	(295,546)	23,284	(308,608)	9,959

(1)	Included in the carrying value of the hedged assets/(liabilities).

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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of June 30, 2018, December 31, 2017, and June 30, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	June 30, 2018			December 31, 2017			June 30, 2017
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$986,867	$4,435	$41,015	$993,432	$1,703	$53,581	$1,032,586	$3,793	$64,153
Total	986,867	4,435	41,015	993,432	1,703	53,581	1,032,586	3,793	64,153
Netting adjustments (1)	—	3,838	3,838	—	896	896	—	1,447	1,447
Net derivatives in the balance sheet	$986,867	$597	$37,177	$993,432	$807	$52,685	$1,032,586	$2,346	$62,706

Derivatives not designated as hedging instruments:
Foreign currency contracts (2)	$70,190	$1,274	$1,056	$85,335	$1,232	$983	$75,525	$468	$250
Interest rate swaps	1,763	74	74	36,969	776	776	37,622	642	642
Total	$71,953	$1,348	$1,130	$122,304	$2,008	$1,759	$113,147	$1,110	$892

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

(2)	Prior period derivative asset / liability netting adjustments have been made to conform to current presentation.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $39.8 million at June 30, 2018, $53.6 million at December 31, 2017, and $64.2 million at June 30, 2017.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$2,910	$893	$2,347
Collateral posted by this counterparty	—	—	2,560
Derivative liability with this counterparty	16,809	40,340	—
Collateral pledged to this counterparty	24,001	60,476	—
Net exposure after netting adjustments and collateral	$—	$—	$—
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of June 30, 2018, December 31, 2017, and June 30, 2017 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $37.2 million, $52.7 million, and $62.7 million, respectively. As of June 30, 2018, the Company was in an over-collateralized net position of $11.6 million after considering $51.4 million of collateral held in the form of cash and securities. As of December 31, 2017 and June 30, 2017, the Company was in an over-collateralized position of $25.0 million and $17.9 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Weighted average shares - basic	104,691	104,162	104,611	104,075
Dilutive effect of stock awards	729	883	761	866
Weighted average shares - diluted	105,420	105,045	105,372	104,941
Net income	$104,679	$79,960	$205,579	$153,302
Earnings per share - basic	1.00	0.77	1.97	1.47
Earnings per share - diluted	0.99	0.76	1.95	1.46
The Company had no anti-dilutive stock options outstanding at each of the periods ended June 30, 2018 and 2017.

11. INCOME TAXES
The effective tax rate was 19.48% and 28.56% for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company's effective tax rate was 18.33% and 26.91%, respectively. The decrease in the effective tax rate from the three and six months ended June 30, 2017 is due primarily to the decrease in the Federal statutory rate effective in 2018.
As of June 30, 2018, the net deferred tax asset was $39.1 million, an increase of $33.3 million from December 31, 2017. This overall increase in the net deferred tax asset was primarily the result of the expected inclusion of the deferred 2017 real estate investment trust dividend at WAB in 2018 and decreases in the fair market value of AFS securities, which were not fully offset by the utilization of NOL and credit carryovers.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $39.1 million at June 30, 2018 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2018 and December 31, 2017, the Company had no deferred tax valuation allowance.
As of June 30, 2018, the Company’s gross federal NOL carryovers, a portion of which are subject to limitations under Section 382 of the IRC, totaled approximately $112.0 million for which a deferred tax asset of $19.0 million has been recorded reflecting the expected benefit of these federal NOL carryovers. The Company also has varying gross amounts of state NOL carryovers with California and Arizona being the most significant. The ending gross California and Arizona NOL carryovers totaled approximately $13.0 million and $9.0 million, respectively. A deferred tax asset of $1.9 million has been recorded to reflect the expected benefit of all state NOL carryovers.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $304.1 million and $173.3 million, respectively, as of June 30, 2018, compared to $267.0 million and $151.3 million, respectively, as of December 31, 2017. For the three months ended June 30, 2018 and 2017, $9.4 million and $6.9 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the six months ended June 30, 2018 and 2017, $17.5 million and $12.7 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $562,606 at June 30, 2018 and $364,638 at December 31, 2017	$6,532,171	$5,851,158
Credit card commitments and financial guarantees	206,779	153,752
Standby letters of credit, including unsecured letters of credit of $12,014 at June 30, 2018 and $11,664 at December 31, 2017	186,945	161,966
Total	$6,925,895	$6,166,876
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $7.6 million and $6.2 million as of June 30, 2018 and December 31, 2017, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2018 and December 31, 2017, CRE related loans accounted for approximately 51% and 52% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2018 and December 31, 2017.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.8 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, was included in Occupancy expense in these Unaudited Consolidated Financial Statements. For the six months ended June 30, 2018 and 2017, total rent expense was $5.3 million and $5.4 million, respectively.

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
For the three and six months ended June 30, 2018 and 2017, gains and losses from fair value changes on junior subordinated debt and trading securities were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Changes Included in OCI
	(in thousands)
Three Months Ended June 30, 2018
Junior subordinated debt	$992	$—	$(1,019)	$(1,019)	$748
Total	$992	$—	$(1,019)	$(1,019)	$748
Six Months Ended June 30, 2018
Junior subordinated debt	$2,936	$—	$(1,923)	$(1,923)	$2,214
Total	$2,936	$—	$(1,923)	$(1,923)	$2,214
Three Months Ended June 30, 2017
Trading securities	$—	$2	$—	$2	$—
Junior subordinated debt	(3,376)	—	(791)	(791)	(2,089)
Total	$(3,376)	$2	$(791)	$(789)	$(2,089)
Six Months Ended June 30, 2017
Trading securities	$—	$9	$—	$9	$—
Junior subordinated debt	(5,362)	—	(1,540)	(1,540)	(3,318)
Total	$(5,362)	$9	$(1,540)	$(1,531)	$(3,318)

During the year ended December 31, 2017, the Company sold all of its trading securities. No significant gain or loss was recognized upon sale of these securities.
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
Trading securities: All of the Company’s trading securities, which consisted of MBS, were reported at fair value utilizing Level 2 inputs in the same manner as described below for AFS securities.
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
As of June 30, 2018, the Company estimates the discount rate at 6.72%, which represents an implied credit spread of 4.38% plus three-month LIBOR (2.34%). As of December 31, 2017, the Company estimated the discount rate at 5.61%, which was a 3.92% credit spread plus three-month LIBOR (1.69%).

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2018
Assets:
Available-for-sale debt securities
CDO	$—	$21,845	$—	$21,845
Commercial MBS issued by GSEs	—	102,695	—	102,695
Corporate debt securities	—	99,980	—	99,980
Private label residential MBS	—	831,387	—	831,387
Residential MBS issued by GSEs	—	1,559,773	—	1,559,773
Tax-exempt	—	492,338	—	492,338
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	59,907	—	59,907
U.S. treasury securities	—	2,473	—	2,473
Total AFS debt securities	$—	$3,199,015	$—	$3,199,015
Equity securities
CRA investments	$50,793	$—	$—	$50,793
Preferred stock	92,697	—	—	92,697
Total equity securities	$143,490	$—	$—	$143,490
Derivative assets (1)	$—	$5,783	$—	$5,783
Liabilities:
Junior subordinated debt (2)	$—	$—	$53,298	$53,298
Derivative liabilities (1)	—	42,145	—	42,145

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $13,296 and the net carrying value of subordinated debt is increased by $23,284 as of June 30, 2018 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2017
Assets:
Available-for-sale debt securities
CDO	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	109,077
Corporate debt securities	—	103,483	—	103,483
Private label residential MBS	—	868,524	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	1,689,295
Tax-exempt	—	510,910	—	510,910
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	61,462	—	61,462
U.S. treasury securities	—	2,482	—	2,482
Available-for-sale equity securities
CRA investments	50,616	—	—	50,616
Preferred stock	53,196	—	—	53,196
Total AFS securities	$103,812	$3,395,707	$—	$3,499,519
Derivative assets (1)	$—	$3,711	$—	$3,711
Liabilities:
Junior subordinated debt (2)	$—	$—	$56,234	$56,234
Derivative liabilities (1)	—	55,340	—	55,340

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $41,919 and the net carrying value of subordinated debt is decreased by $9,959 as of December 31, 2017 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three and six months ended June 30, 2018 and 2017, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$(54,290)	$(52,396)	$(56,234)	$(50,410)
Change in fair value	992	(3,376)	2,936	(5,362)
Ending balance	$(53,298)	$(55,772)	$(53,298)	$(55,772)

For Level 3 liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$53,298	Discounted cash flow	Implied credit rating of the Company	6.72%

	December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$56,234	Discounted cash flow	Implied credit rating of the Company	5.61%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2018 and December 31, 2017 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2018;
Impaired loans with specific valuation allowance	$1,174	$—	$—	$1,174
Impaired loans without specific valuation allowance (1)	81,470	—	—	81,470
Other assets acquired through foreclosure	27,541	—	—	27,541
As of December 31, 2017:
Impaired loans with specific valuation allowance	$13,709	$—	$—	$13,709
Impaired loans without specific valuation allowance (1)	63,607	—	—	63,607
Other assets acquired through foreclosure	28,540	—	—	28,540

(1)	Net of loan balances with charge-offs of $22.6 million and $15.6 million as of June 30, 2018 and December 31, 2017, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$82,644	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	27,541	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$77,316	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	28,540	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $82.6 million and $77.3 million at June 30, 2018 and December 31, 2017, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $3.5 million and $19.3 million at June 30, 2018 and December 31, 2017, respectively, which was reduced by a specific valuation allowance of $2.3 million and $5.6 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $27.5 million and $28.5 million of such assets at June 30, 2018 and December 31, 2017, respectively.
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
For the three and six months ended June 30, 2018 and 2017, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of June 30, 2018 and 2017.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$280,186	$—	$274,718	$—	$274,718
AFS	3,199,015	—	3,199,015	—	3,199,015
Equity	143,490	143,490	—	—	143,490
Derivative assets	5,783	—	5,783	—	5,783
Loans, net	15,991,177	—	15,537,841	82,644	15,620,485
Accrued interest receivable	89,079	—	89,079	—	89,079
Financial liabilities:
Deposits	$18,087,528	$—	$18,095,628	$—	$18,095,628
Customer repurchase agreements	18,021	—	18,021	—	18,021
FHLB advances	75,000	—	75,000	—	75,000
Qualifying debt	361,060	—	331,426	63,611	395,037
Derivative liabilities	42,145	—	42,145	—	42,145
Accrued interest payable	17,980	—	17,980	—	17,980

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$255,050	$—	$256,314	$—	$256,314
AFS	3,499,519	103,812	3,395,707	—	3,499,519
Derivative assets	3,711	—	3,711	—	3,711
Loans, net	14,953,885	—	14,577,010	77,316	14,654,326
Accrued interest receivable	85,517	—	85,517	—	85,517
Financial liabilities:
Deposits	$16,972,532	$—	$16,980,066	$—	$16,980,066
Customer repurchase agreements	26,017	—	26,017	—	26,017
FHLB advances	390,000	—	390,000	—	390,000
Qualifying debt	376,905	—	336,803	67,210	404,013
Derivative liabilities	55,340	—	55,340	—	55,340
Accrued interest payable	16,366	—	16,366	—	16,366
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
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to preclude an interest rate risk profile that does not conform to both management and BOD risk tolerances without ALCO approval. There is also ALCO reporting at the Parent level for reviewing interest rate risk for the Company, which gets reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2018 and December 31, 2017 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at June 30, 2018 and December 31, 2017.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2018	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,195.5	$1.8	$8.3	$2.2	$2.0
Loans, net of deferred loan fees and costs	16,138.3	3,557.6	1,850.7	2,027.8	1,285.4
Less: allowance for credit losses	(147.1)	(33.4)	(17.8)	(20.4)	(10.9)
Total loans	15,991.2	3,524.2	1,832.9	2,007.4	1,274.5
Other assets acquired through foreclosure, net	27.5	2.3	14.1	—	—
Goodwill and other intangible assets, net	300.0	—	23.2	—	156.1
Other assets	853.3	45.8	58.0	14.5	18.2
Total assets	$21,367.5	$3,574.1	$1,936.5	$2,024.1	$1,450.8
Liabilities:
Deposits	$18,087.5	$5,269.3	$3,762.3	$2,303.2	$1,784.3
Borrowings and qualifying debt	436.1	—	—	—	—
Other liabilities	452.2	9.0	14.8	1.7	11.6
Total liabilities	18,975.8	5,278.3	3,777.1	2,304.9	1,795.9
Allocated equity:	2,391.7	434.7	261.3	228.8	301.7
Total liabilities and stockholders' equity	$21,367.5	$5,713.0	$4,038.4	$2,533.7	$2,097.6
Excess funds provided (used)	—	2,138.9	2,101.9	509.6	646.8

Income Statement:
Three Months Ended June 30, 2018	(in thousands)
Net interest income	$224,108	$57,977	$35,276	$27,664	$23,001
Provision for (recovery of) credit losses	5,000	518	(243)	(276)	13
Net interest income after provision for credit losses	219,108	57,459	35,519	27,940	22,988
Non-interest income	13,444	2,256	2,679	966	2,421
Non-interest expense	(102,548)	(22,419)	(15,931)	(14,491)	(13,429)
Income (loss) before income taxes	130,004	37,296	22,267	14,415	11,980
Income tax expense (benefit)	25,325	9,324	4,676	4,036	3,355
Net income	$104,679	$27,972	$17,591	$10,379	$8,625

Six Months Ended June 30, 2018	(in thousands)
Net interest income	$438,328	$112,532	$71,966	$55,466	$45,256
Provision for (recovery of) credit losses	11,000	1,952	(1,967)	454	1,561
Net interest income after provision for credit losses	427,328	110,580	73,933	55,012	43,695
Non-interest income	25,087	3,672	6,012	1,967	4,969
Non-interest expense	(200,697)	(43,923)	(30,015)	(28,137)	(25,932)
Income (loss) before income taxes	251,718	70,329	49,930	28,842	22,732
Income tax expense (benefit)	46,139	17,645	10,579	8,171	6,452
Net income	$205,579	$52,684	$39,351	$20,671	$16,280

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2018
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,181.2
Loans, net of deferred loan fees and costs	186.5	1,566.1	1,205.4	1,431.9	3,022.1	4.8
Less: allowance for credit losses	(1.8)	(15.2)	(11.2)	(7.1)	(29.2)	(0.1)
Total loans	184.7	1,550.9	1,194.2	1,424.8	2,992.9	4.7
Other assets acquired through foreclosure, net	—	—	—	—	—	11.1
Goodwill and other intangible assets, net	—	—	120.6	0.1	—	—
Other assets	0.9	21.0	5.3	6.5	13.8	669.3
Total assets	$185.6	$1,571.9	$1,320.1	$1,431.4	$3,006.7	$4,866.3
Liabilities:
Deposits	$2,514.9	$—	$1,993.5	$—	$—	$460.0
Borrowings and qualifying debt	—	—	—	—	—	436.1
Other liabilities	2.1	17.7	0.1	(0.4)	103.0	292.6
Total liabilities	2,517.0	17.7	1,993.6	(0.4)	103.0	1,188.7
Allocated equity:	67.1	125.3	257.8	117.8	248.0	349.2
Total liabilities and stockholders' equity	$2,584.1	$143.0	$2,251.4	$117.4	$351.0	$1,537.9
Excess funds provided (used)	2,398.5	(1,428.9)	931.3	(1,314.0)	(2,655.7)	(3,328.4)

Income Statement:
Three Months Ended June 30, 2018	(in thousands)
Net interest income	$16,046	$3,794	$24,562	$13,874	$19,672	$2,242
Provision for (recovery of) credit losses	135	(27)	2,256	548	2,074	2
Net interest income after provision for credit losses	15,911	3,821	22,306	13,326	17,598	2,240
Non-interest income	179	—	3,630	—	409	904
Non-interest expense	(8,033)	(2,080)	(9,899)	(2,200)	(6,250)	(7,816)
Income (loss) before income taxes	8,057	1,741	16,037	11,126	11,757	(4,672)
Income tax expense (benefit)	1,853	401	3,688	2,559	2,704	(7,271)
Net income	$6,204	$1,340	$12,349	$8,567	$9,053	$2,599

Six Months Ended June 30, 2018	(in thousands)
Net interest income	$31,405	$7,539	$47,383	$28,060	$38,484	$237
Provision for (recovery of) credit losses	182	(233)	3,907	1,783	3,359	2
Net interest income after provision for credit losses	31,223	7,772	43,476	26,277	35,125	235
Non-interest income	328	—	6,681	13	633	812
Non-interest expense	(15,836)	(4,254)	(19,733)	(4,405)	(11,912)	(16,550)
Income (loss) before income taxes	15,715	3,518	30,424	21,885	23,846	(15,503)
Income tax expense (benefit)	3,615	809	6,998	5,033	5,484	(18,647)
Net income	$12,100	$2,709	$23,426	$16,852	$18,362	$3,144

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2017	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,237.1	$2.1	$8.2	$2.1	$1.7
Loans, net of deferred loan fees and costs	15,093.9	3,323.7	1,844.8	1,934.7	1,275.5
Less: allowance for credit losses	(140.0)	(31.5)	(18.1)	(19.5)	(13.2)
Total loans	14,953.9	3,292.2	1,826.7	1,915.2	1,262.3
Other assets acquired through foreclosure, net	28.5	2.3	13.3	—	0.2
Goodwill and other intangible assets, net	300.7	—	23.2	—	156.5
Other assets	808.9	46.3	58.8	14.4	15.1
Total assets	$20,329.1	$3,342.9	$1,930.2	$1,931.7	$1,435.8
Liabilities:
Deposits	$16,972.5	$4,841.3	$3,951.4	$2,461.1	$1,681.7
Borrowings and qualifying debt	766.9	—	—	—	—
Other liabilities	360.0	11.6	20.9	3.2	11.9
Total liabilities	18,099.4	4,852.9	3,972.3	2,464.3	1,693.6
Allocated equity:	2,229.7	396.5	263.7	221.8	303.1
Total liabilities and stockholders' equity	$20,329.1	$5,249.4	$4,236.0	$2,686.1	$1,996.7
Excess funds provided (used)	—	1,906.5	2,305.8	754.4	560.9

Income Statement:
Three Months Ended June 30, 2017	(in thousands)
Net interest income (expense)	$192,743	$49,295	$36,422	$29,058	$19,719
Provision for (recovery of) credit losses	3,000	384	(3,123)	(53)	698
Net interest income (expense) after provision for credit losses	189,743	48,911	39,545	29,111	19,021
Non-interest income	10,601	1,189	2,313	888	1,930
Non-interest expense	(88,420)	(17,922)	(15,115)	(13,020)	(12,162)
Income (loss) before income taxes	111,924	32,178	26,743	16,979	8,789
Income tax expense (benefit)	31,964	12,624	9,360	7,140	3,696
Net income	$79,960	$19,554	$17,383	$9,839	$5,093

Six Months Ended June 30, 2017	(in thousands)
Net interest income (expense)	$372,052	$93,202	$71,718	$54,276	$41,754
Provision for (recovery of) credit losses	7,250	398	(3,334)	38	1,094
Net interest income (expense) after provision for credit losses	364,802	92,804	75,052	54,238	40,660
Non-interest income	21,200	2,302	4,446	1,631	4,043
Non-interest expense	(176,247)	(36,544)	(30,985)	(25,723)	(24,871)
Income (loss) before income taxes	209,755	58,562	48,513	30,146	19,832
Income tax expense (benefit)	56,453	22,974	16,980	12,677	8,339
Net income	$153,302	$35,588	$31,533	$17,469	$11,493

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2017
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,223.0
Loans, net of deferred loan fees and costs	162.1	1,580.4	1,097.9	1,327.7	2,543.0	4.1
Less: allowance for credit losses	(1.6)	(15.6)	(11.4)	(4.0)	(25.0)	(0.1)
Total loans	160.5	1,564.8	1,086.5	1,323.7	2,518.0	4.0
Other assets acquired through foreclosure, net	—	—	—	—	—	12.7
Goodwill and other intangible assets, net	—	—	120.9	0.1	—	—
Other assets	0.9	17.9	6.0	5.9	15.5	628.1
Total assets	$161.4	$1,582.7	$1,213.4	$1,329.7	$2,533.5	$4,867.8
Liabilities:
Deposits	$2,230.4	$—	$1,737.6	$—	$—	$69.0
Borrowings and qualifying debt	—	—	—	—	—	766.9
Other liabilities	1.2	42.4	0.8	0.4	5.5	262.1
Total liabilities	2,231.6	42.4	1,738.4	0.4	5.5	1,098.0
Allocated equity:	59.4	126.5	244.1	108.3	206.0	300.3
Total liabilities and stockholders' equity	$2,291.0	$168.9	$1,982.5	$108.7	$211.5	$1,398.3
Excess funds provided (used)	2,129.6	(1,413.8)	769.1	(1,221.0)	(2,322.0)	(3,469.5)

Income Statement:
Three Months Ended June 30, 2017	(in thousands)
Net interest income (expense)	$13,781	$7,488	$21,029	$13,410	$15,304	$(12,763)
Provision for (recovery of) credit losses	165	196	603	1,808	2,322	—
Net interest income (expense) after provision for credit losses	13,616	7,292	20,426	11,602	12,982	(12,763)
Non-interest income	140	162	1,961	—	532	1,486
Non-interest expense	(7,258)	(2,146)	(9,082)	(3,056)	(4,566)	(4,093)
Income (loss) before income taxes	6,498	5,308	13,305	8,546	8,948	(15,370)
Income tax expense (benefit)	2,436	1,994	4,989	3,205	3,356	(16,836)
Net income	$4,062	$3,314	$8,316	$5,341	$5,592	$1,466

Six Months Ended June 30, 2017	(in thousands)
Net interest income (expense)	$26,529	$13,973	$39,195	$26,991	$29,447	$(25,033)
Provision for (recovery of) credit losses	292	705	899	1,808	5,849	(499)
Net interest income (expense) after provision for credit losses	26,237	13,268	38,296	25,183	23,598	(24,534)
Non-interest income	281	232	3,834	—	1,253	3,178
Non-interest expense	(14,405)	(4,469)	(17,861)	(6,044)	(9,287)	(6,058)
Income (loss) before income taxes	12,113	9,031	24,269	19,139	15,564	(27,414)
Income tax expense (benefit)	4,542	3,396	9,100	7,177	5,837	(34,569)
Net income	$7,571	$5,635	$15,169	$11,962	$9,727	$7,155

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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
Three Months Ended June 30, 2018	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,672	$992	$2,107	$681	$981
Debit and credit card interchange (1)	1,648	281	342	161	858
Success fees (2)	914	—	—	—	19
Other income	175	49	50	17	42
Total revenue from contracts with customers	$8,409	$1,322	$2,499	$859	$1,900
Revenues outside the scope of ASC 606 (3)	5,035	934	180	107	521
Total non-interest income	$13,444	$2,256	$2,679	$966	$2,421

		Regional Segments
Six Months Ended June 30, 2018	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$11,417	$1,909	$4,177	$1,418	$2,039
Debit and credit card interchange (1)	3,155	538	613	300	1,695
Success fees (2)	1,695	—	—	—	21
Other income	411	110	119	44	115
Total revenue from contracts with customers	$16,678	$2,557	$4,909	$1,762	$3,870
Revenues outside the scope of ASC 606 (3)	8,409	1,115	1,103	205	1,099
Total non-interest income	$25,087	$3,672	$6,012	$1,967	$4,969

	National Business Lines
Three Months Ended June 30, 2018	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$171	$—	$739	$—	$—	$1
Debit and credit card interchange (1)	6	—	—	—	—	—
Success fees (2)	—	—	895	—	—	—
Other income	2	—	—	—	—	15
Total revenue from contracts with customers	$179	$—	$1,634	$—	$—	$16
Revenues outside the scope of ASC 606 (3)	—	—	1,996	—	409	888
Total non-interest income	$179	$—	$3,630	$—	$409	$904

	National Business Lines
Six Months Ended June 30, 2018	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$317	$—	$1,554	$—	$—	$3
Debit and credit card interchange (1)	9	—	—	—	—	—
Success fees (2)	—	—	1,674	—	—	—
Other income	2	—	—	—	1	20
Total revenue from contracts with customers	$328	$—	$3,228	$—	$1	$23
Revenues outside the scope of ASC 606 (3)	—	—	3,453	13	632	789
Total non-interest income	$328	$—	$6,681	$13	$633	$812

		Regional Segments
Three Months Ended June 30, 2017	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,203	$711	$1,930	$624	$1,031
Debit and credit card interchange (1)	1,249	215	243	132	659
Success fees (2)	136	—	—	—	—
Other income	126	27	(3)	38	31
Total revenue from contracts with customers	$6,714	$953	$2,170	$794	$1,721
Revenues outside the scope of ASC 606 (3)	3,887	236	143	94	209
Total non-interest income	$10,601	$1,189	$2,313	$888	$1,930

		Regional Segments
Six Months Ended June 30, 2017	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$9,941	$1,330	$3,592	$1,121	$2,058
Debit and credit card interchange (1)	2,464	429	477	261	1,297
Success fees (2)	461	—	—	—	145
Other income	245	37	—	11	73
Total revenue from contracts with customers	$13,111	$1,796	$4,069	$1,393	$3,573
Revenues outside the scope of ASC 606 (3)	8,089	506	377	238	470
Total non-interest income	$21,200	$2,302	$4,446	$1,631	$4,043

	National Business Lines
Three Months Ended June 30, 2017	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$139	$—	$762	$—	$—	$6
Debit and credit card interchange (1)	—	—	—	—	—	—
Success fees (2)	—	—	136	—	—	—
Other income	—	—	3	—	28	2
Total revenue from contracts with customers	$139	$—	$901	$—	$28	$8
Revenues outside the scope of ASC 606 (3)	1	162	1,060	—	504	1,478
Total non-interest income	$140	$162	$1,961	$—	$532	$1,486

	National Business Lines
Six Months Ended June 30, 2017	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$280	$—	$1,557	$—	$—	$3
Debit and credit card interchange (1)	—	—	—	—	—	—
Success fees (2)	—	—	316	—	—	—
Other income	1	—	3	—	113	7
Total revenue from contracts with customers	$281	$—	$1,876	$—	$113	$10
Revenues outside the scope of ASC 606 (3)	—	232	1,958	—	1,140	3,168
Total non-interest income	$281	$232	$3,834	$—	$1,253	$3,178

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of June 30, 2018. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable total $1.4 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively, and are presented in Other assets in the Consolidated Balance Sheets.
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
On April 1, 2017, the Company hired an executive officer who was previously the Managing Partner of an external consulting firm that the Company actively uses for risk management services. Prior to joining the Company, the executive officer sold his interest in this external consulting firm and was paid with a combination of cash and a $1.0 million note that will be paid in equal installments ending in 2019. Expenses to this external consulting firm as well as sponsorships, donations and other services to related parties totaled less than $1.0 million and less than $2.0 million for the six months ended June 30, 2018 and 2017, respectively.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services.

Financial Result Highlights for the Second Quarter of 2018

•	Net income of $104.7 million, compared to $80.0 million for the second quarter 2017

•	Diluted earnings per share of $0.99, compared to $0.76 per share for the second quarter 2017

•	Total loans of $16.14 billion, up $577.8 million from March 31, 2018, and $1.04 billion from December 31, 2017

•	Total deposits of $18.09 billion, up $733.0 million from March 31, 2018, and $1.11 billion from December 31, 2017

•	Net interest margin of 4.70%, compared to 4.61% in the second quarter 2017

•
Net operating revenue of $238.2 million constituting year-over-year growth of 17.1%, or $34.8 million, and an increase in operating non-interest expenses of 16.5%, or $14.5 million, for the second quarter 2017[1]

•	Operating PPNR of $135.5 million, up 17.6% from $115.2 million in the second quarter 2017[1]

•	Efficiency ratio of 42.1% in the second quarter 2018, compared to 41.4% in the second quarter 2017

•	Operating efficiency ratio of 42.1% in the second quarter 2018, compared to 41.2% in the second quarter 2017[1]

•	Nonperforming assets decreased to 0.29% of total assets, from 0.32% at June 30, 2017

•	Annualized net loan charge-offs (recoveries) to average loans outstanding of 0.07%, compared to (0.03)% for the second quarter 2017

•	Tangible common equity ratio of 9.9%, compared to 9.5% at June 30, 2017[1]

•	Stockholders' equity of $2.39 billion, an increase of $97.9 million from March 31, 2018, and $162.0 million from December 31, 2017

•	Book value per common share of $22.59, an increase of 15.7% from $19.53 at June 30, 2017

•	Tangible book value per share, net of tax, of $19.78, an increase of 18.4% from $16.71 at June 30, 2017[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2018.
1 See Non-GAAP Financial Measures section beginning on page 67.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$104,679	$79,960	$205,579	$153,302
Earnings per share - basic	1.00	0.77	1.97	1.47
Earnings per share - diluted	0.99	0.76	1.95	1.46
Return on average assets	2.02%	1.71%	2.00%	1.70%
Return on average tangible common equity (1)	20.41	18.42	20.43	18.14
Net interest margin	4.70	4.61	4.65	4.62

(1)	See Non-GAAP Financial Measures section beginning on page 66.

	June 30, 2018	December 31, 2017
	(in thousands)
Total assets	$21,367,452	$20,329,085
Total loans, net of deferred loan fees and costs	16,138,260	15,093,935
Total deposits	18,087,528	16,972,532
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

	June 30, 2018	December 31, 2017
	(in thousands)
Non-accrual loans	$34,017	$43,925
Non-performing assets	103,965	114,939
Non-accrual loans to gross loans	0.21%	0.29%
Net charge-offs to average loans outstanding (1)	0.07	0.01

(1)	Annualized for the three months ended June 30, 2018. Actual year-to-date for the year ended December 31, 2017.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $21.37 billion at June 30, 2018 from $20.33 billion at December 31, 2017. The increase in total assets of $1.04 billion, or 5.1%, relates primarily to loan growth of $1.04 billion. Total loans increased by $1.04 billion, or 6.9%, to $16.14 billion as of June 30, 2018, compared to $15.09 billion as of December 31, 2017. The increase in loans from December 31, 2017 was driven by increases in commercial and industrial loans of $437.0 million and construction and land development loans of $346.1 million. Total deposits increased $1.11 billion, or 6.6%, to $18.09 billion as of June 30, 2018 from $16.97 billion as of December 31, 2017.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$251,602	$206,953	$44,649	$486,299	$399,218	$87,081
Interest expense	27,494	14,210	13,284	47,971	27,166	20,805
Net interest income	224,108	192,743	31,365	438,328	372,052	66,276
Provision for credit losses	5,000	3,000	2,000	11,000	7,250	3,750
Net interest income after provision for credit losses	219,108	189,743	29,365	427,328	364,802	62,526
Non-interest income	13,444	10,601	2,843	25,087	21,200	3,887
Non-interest expense	102,548	88,420	14,128	200,697	176,247	24,450
Income before provision for income taxes	130,004	111,924	18,080	251,718	209,755	41,963
Income tax expense	25,325	31,964	(6,639)	46,139	56,453	(10,314)
Net income	$104,679	$79,960	$24,719	$205,579	$153,302	$52,277
Earnings per share - basic	$1.00	$0.77	$0.23	$1.97	$1.47	$0.50
Earnings per share - diluted	$0.99	$0.76	$0.23	$1.95	$1.46	$0.49
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

The following table shows the components of operating PPNR for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total non-interest income	$13,444	$10,601	$25,087	$21,200
Less:
Gain (loss) on sales of investment securities, net (1)	—	(47)	—	588
Unrealized (losses) gains on assets measured at fair value, net (1)	(685)	—	(1,759)	(1)
Total operating non-interest income	14,129	10,648	26,846	20,613
Plus: net interest income	224,108	192,743	438,328	372,052
Net operating revenue	$238,237	$203,391	$465,174	$392,665
Total non-interest expense	$102,548	$88,420	$200,697	$176,247
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(179)	231	(1,407)	(312)
Total operating non-interest expense	$102,727	$88,189	$202,104	$176,559
Operating pre-provision net revenue (2)	$135,510	$115,202	$263,070	$216,106
Plus:
Non-operating revenue adjustments	(685)	(47)	(1,759)	587
Less:
Provision for credit losses	5,000	3,000	11,000	7,250
Non-operating expense adjustments	(179)	231	(1,407)	(312)
Income before provision for income taxes	130,004	111,924	251,718	209,755
Income tax expense	25,325	31,964	46,139	56,453
Net income	$104,679	$79,960	$205,579	$153,302

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three and six months ended June 30, 2018 and 2017.

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

	June 30, 2018	December 31, 2017
	(dollars and shares in thousands)
Total stockholders' equity	$2,391,684	$2,229,698
Less: goodwill and intangible assets	299,951	300,748
Total tangible stockholders' equity	2,091,733	1,928,950
Plus: deferred tax - attributed to intangible assets	2,555	2,698
Total tangible common equity, net of tax	$2,094,288	$1,931,648

Total assets	$21,367,452	$20,329,085
Less: goodwill and intangible assets, net	299,951	300,748
Tangible assets	21,067,501	20,028,337
Plus: deferred tax - attributed to intangible assets	2,555	2,698
Total tangible assets, net of tax	$21,070,056	$20,031,035

Tangible equity ratio	9.9%	9.6%
Tangible common equity ratio	9.9	9.6
Common shares outstanding	105,876	105,487
Book value per share	$22.59	$21.14
Tangible book value per share, net of tax	19.78	18.31
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Total operating non-interest expense	$102,727	$88,189	$202,104	$176,559

Divided by:
Total net interest income	$224,108	$192,743	$438,328	$372,052
Plus:
Tax equivalent interest adjustment	5,939	10,453	11,666	20,129
Operating non-interest income	14,129	10,648	26,846	20,613
Net operating revenue - TEB	$244,176	$213,844	$476,840	$412,794

Operating efficiency ratio - TEB	42.1%	41.2%	42.4%	42.8%
Operating efficiency ratio - TEB adjusted (1)		42.3%		43.9%

(1)
The prior period operating efficiency ratios were adjusted to include the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the tax equivalent adjustment in order to be comparable to the current period.

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

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,391,684	$2,229,698
Less:
Non-qualifying goodwill and intangibles	297,281	296,421
Disallowed deferred tax asset	845	638
AOCI related adjustments	(61,268)	(9,496)
Unrealized gain on changes in fair value liabilities	13,958	7,785
Common Equity Tier 1	$2,140,868	$1,934,350
Divided by: Risk-weighted assets	$19,976,747	$18,569,608
Common Equity Tier 1 ratio	10.7%	10.4%

Common Equity Tier 1	$2,140,868	$1,934,350
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	159
Unrealized gain on changes in fair value liabilities	—	1,947
Tier 1 capital	$2,222,368	$2,013,744
Divided by: Tangible average assets	$20,540,076	$19,624,517
Tier 1 leverage ratio	10.8%	10.3%

Total Capital:
Tier 1 capital	$2,222,368	$2,013,744
Plus:
Subordinated debt	299,449	301,020
Qualifying allowance for credit losses	147,083	140,050
Other	7,567	6,174
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$454,099	$447,244

Total capital	$2,676,467	$2,460,988

Total capital ratio	13.4%	13.3%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$240,063	$222,004
Divided by:
Tier 1 capital	2,222,368	2,013,744
Plus: Allowance for credit losses	147,083	140,050
Total Tier 1 capital plus allowance for credit losses	$2,369,451	$2,153,794

Classified assets to Tier 1 capital plus allowance	10.1%	10.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$6,902,495	$94,243	5.64%	$6,057,140	$75,873	5.40%
CRE - non-owner-occupied	3,964,225	59,373	6.01	3,621,241	52,543	5.83
CRE - owner-occupied	2,242,558	28,698	5.23	2,019,499	25,931	5.43
Construction and land development	1,952,020	33,567	6.89	1,605,614	24,965	6.24
Residential real estate	433,425	5,414	5.00	322,205	3,950	4.90
Consumer	52,358	740	5.65	44,681	395	3.54
Total loans (1), (2), (3)	15,547,081	222,035	5.81	13,670,380	183,657	5.60
Securities:
Securities - taxable	2,802,920	19,274	2.75	2,446,546	14,847	2.43
Securities - tax-exempt	848,702	8,171	4.81	627,960	5,782	5.48
Total securities (1)	3,651,622	27,445	3.23	3,074,506	20,629	3.05
Other	382,568	2,122	2.22	903,269	2,667	1.18
Total interest earning assets	19,581,271	251,602	5.26	17,648,155	206,953	4.93
Non-interest earning assets
Cash and due from banks	144,991			140,302
Allowance for credit losses	(145,590)			(129,979)
Bank owned life insurance	168,336			165,793
Other assets	1,010,666			919,641
Total assets	$20,759,674			$18,743,912
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,824,748	$2,360	0.52%	$1,492,700	$986	0.26%
Savings and money market accounts	6,126,342	12,324	0.80	6,155,832	5,831	0.38
Time certificates of deposit	1,714,805	5,165	1.20	1,575,969	2,828	0.72
Total interest-bearing deposits	9,665,895	19,849	0.82	9,224,501	9,645	0.42
Short-term borrowings	413,211	1,950	1.89	34,556	72	0.83
Qualifying debt	362,794	5,695	6.28	359,282	4,493	5.00
Total interest-bearing liabilities	10,441,900	27,494	1.05	9,618,339	14,210	0.59
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,611,959			6,735,358
Other liabilities	354,015			351,713
Stockholders’ equity	2,351,800			2,038,502
Total liabilities and stockholders' equity	$20,759,674			$18,743,912
Net interest income and margin (4)		$224,108	4.70%		$192,743	4.61%
TCJA adjusted net interest margin (5)						4.49%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $5.9 million and $10.4 million for the three months ended June 30, 2018 and 2017, respectively.

(2)
Included in the yield computation are net loan fees of $11.0 million and accretion on acquired loans of $5.1 million for the three months ended June 30, 2018, compared to $10.0 million and $7.1 million for the three months ended June 30, 2017, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)
Prior period net interest margin is adjusted to include the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the taxable-equivalent adjustment, which reduced this adjustment to $5.2 million, in order to be comparable to the current period.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$6,742,603	$179,789	5.51%	$5,907,867	$144,346	5.28%
CRE - non-owner occupied	3,942,621	115,659	5.88	3,585,982	106,277	5.95
CRE - owner-occupied	2,242,175	57,249	5.22	2,008,797	50,658	5.28
Construction and land development	1,871,137	63,186	6.76	1,558,460	47,067	6.05
Residential real estate	429,369	10,694	4.98	297,175	6,974	4.69
Consumer	50,159	1,417	5.65	41,604	888	4.27
Total loans (1), (2), (3)	15,278,064	427,994	5.70	13,399,885	356,210	5.53
Securities:
Securities - taxable	2,838,932	38,423	2.71	2,276,811	27,285	2.40
Securities - tax-exempt	842,841	15,643	4.64	616,195	11,458	5.52
Total securities (1)	3,681,773	54,066	3.15	2,893,006	38,743	3.06
Other	403,998	4,239	2.10	693,813	4,265	1.23
Total interest earning assets	19,363,835	486,299	5.14	16,986,704	399,218	4.94
Non-interest earning assets
Cash and due from banks	143,680			141,501
Allowance for credit losses	(143,323)			(127,865)
Bank owned life insurance	168,204			165,316
Other assets	1,000,811			910,145
Total assets	$20,533,207			$18,075,801
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,740,204	$3,741	0.43%	$1,463,923	$1,791	0.24%
Savings and money market accounts	6,176,199	21,238	0.69	6,112,654	11,143	0.36
Time certificates of deposit	1,647,745	9,043	1.10	1,530,670	5,123	0.67
Total interest-bearing deposits	9,564,148	34,022	0.71	9,107,247	18,057	0.40
Short-term borrowings	382,583	3,285	1.72	72,513	278	0.77
Qualifying debt	365,805	10,664	5.83	356,699	8,831	4.95
Total interest-bearing liabilities	10,312,536	47,971	0.93	9,536,459	27,166	0.57
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,561,567			6,230,071
Other liabilities	346,315			316,350
Stockholders’ equity	2,312,789			1,992,921
Total liabilities and stockholders' equity	$20,533,207			$18,075,801
Net interest income and margin (4)		$438,328	4.65%		$372,052	4.62%
TCJA adjusted net interest margin (5)						4.50%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $11.7 million and $20.1 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Included in the yield computation are net loan fees of $20.9 million and accretion on acquired loans of $10.8 million for the six months ended June 30, 2018, compared to $16.6 million and $13.5 million for the six months ended June 30, 2017, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)
Prior period net interest margin is adjusted to include the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the taxable-equivalent adjustment, which reduced this adjustment to $9.9 million, in order to be comparable to the current period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 versus 2017			2018 versus 2017
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$11,542	$6,828	$18,370	$22,258	$13,185	$35,443
CRE - non-owner occupied	5,137	1,693	6,830	10,462	(1,080)	9,382
CRE - owner-occupied	2,854	(87)	2,767	5,959	632	6,591
Construction and land development	5,957	2,645	8,602	10,559	5,560	16,119
Residential real estate	1,389	75	1,464	3,292	428	3,720
Consumer	109	236	345	242	287	529
Total loans	26,988	11,390	38,378	52,772	19,012	71,784
Securities:
Securities - taxable	2,451	1,976	4,427	7,608	3,530	11,138
Securities - tax-exempt	2,125	264	2,389	4,207	(22)	4,185
Total securities	4,576	2,240	6,816	11,815	3,508	15,323
Other	(2,888)	2,343	(545)	(3,041)	3,015	(26)
Total interest income	28,676	15,973	44,649	61,546	25,535	87,081

Interest expense:
Interest bearing transaction accounts	$429	$945	$1,374	$594	$1,356	$1,950
Savings and money market	(59)	6,552	6,493	219	9,876	10,095
Time certificates of deposit	418	1,919	2,337	643	3,277	3,920
Short-term borrowings	1,787	91	1,878	2,662	345	3,007
Qualifying debt	55	1,147	1,202	265	1,568	1,833
Total interest expense	2,630	10,654	13,284	4,383	16,422	20,805

Net increase	$26,046	$5,319	$31,365	$57,163	$9,113	$66,276

(1)	Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2018, interest income was $251.6 million, an increase of $44.6 million, or 21.6%, compared to $207.0 million for the three months ended June 30, 2017. This increase was primarily the result of a $1.88 billion increase in the average loan balance which, together with the effect of the rising rate environment, drove a $38.4 million increase in loan interest income for the three months ended June 30, 2018. Interest income from investment securities increased by $6.8 million for the comparable period primarily due to an increase in the average investment balance of $577.1 million from June 30, 2017 as well as an increase in interest rates and mix. Average yield on interest earning assets increased to 5.26% for the three months ended June 30, 2018, compared to 4.93% for the same period in 2017, which was primarily the result of increased yields on loans and investment securities, attributable to the rising interest rate environment, partially offset by a decrease in the tax equivalent adjustment on tax-exempt loans and investment securities, which resulted from the TCJA.
For the six months ended June 30, 2018, interest income was $486.3 million, an increase of $87.1 million, or 21.8%, compared to $399.2 million for the six months ended June 30, 2017. This increase was primarily the result of a $1.88 billion increase in the average loan balance compared to the same period in the prior year which, together with the effect of the rising rate environment, drove a $71.8 million increase in loan interest income for the six months ended June 30, 2018. Interest income from investment securities increased by $15.3 million for the comparable period primarily due to an increase in the average investment balance of $788.8 million from June 30, 2017 as well as an increase in interest rates and mix. Average yield on interest earning assets increased to 5.14% for the six months ended June 30, 2018, compared to 4.94% for the same period in 2017, which was primarily the result of increased yields on loans and investment securities, attributable to the rising interest rate environment, partially offset by a decrease in the tax equivalent adjustment on tax-exempt loans and investment securities.

For the three months ended June 30, 2018, interest expense was $27.5 million, an increase of $13.3 million, or 93.5%,compared to $14.2 million for the three months ended June 30, 2017. Interest expense on deposits increased $10.2 million for the same period as average interest-bearing deposits increased $441.4 million and customer concessions on rates for certain deposit relationships were made, resulting in a 40 basis point increase in average cost of interest-bearing deposits. Interest expense on short-term borrowings increased by $1.9 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase is attributable to an increase average short-term borrowings of $378.7 million due to utilization of FHLB overnight advances.
For the six months ended June 30, 2018, interest expense was $48.0 million, an increase of $20.8 million, or 76.6%, compared to $27.2 million for the six months ended June 30, 2017. Interest expense on deposits increased $16.0 million for the same period as average interest-bearing deposits increased $456.9 million and customer concessions on rates for certain deposit relationships were made, resulting in a 31 basis point increase in average cost of interest-bearing deposits. Interest expense on short-term borrowings increased by $3.0 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase is attributable to an increase average short-term borrowings of $310.1 million due to utilization of FHLB overnight advances.
For the three months ended June 30, 2018, net interest income was $224.1 million, an increase of $31.4 million, or 16.3%, compared to $192.7 million for the three months ended June 30, 2017. The increase in net interest income reflects a $1.93 billion increase in average interest-earning assets, offset by an increase of $823.6 million in average interest-bearing liabilities. The increase in net interest margin of 9 basis points to 4.70% is the result of increased yields on loans and investment securities, partially offset by higher deposit and funding costs and a decrease in the tax equivalent adjustment on tax-exempt loans and securities for the three months ended June 30, 2018, compared to the same period in 2017. Adjusting net interest margin to include the effects of the TCJA results in TCJA adjusted net interest margin of 4.49% for the three months ended June 30, 2017.
For the six months ended June 30, 2018, net interest income was $438.3 million, an increase of $66.3 million, or 17.8%, compared to $372.1 million for the six months ended June 30, 2017. The increase in net interest income reflects a $2.38 billion increase in average interest-earning assets, offset by a $776.1 million increase in average interest-bearing liabilities. The increase in net interest margin of 3 basis points to 4.65% is the result of increased yields on loans and investment securities, partially offset by higher deposit and funding costs and a decrease in the tax equivalent adjustment on tax-exempt loans and securities for the six months ended June 30, 2018, compared to the same period in 2017. Adjusting net interest margin to include the effects of the TCJA results in TCJA adjusted net interest margin of 4.50% for the six months ended June 30, 2017.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended June 30, 2018, the provision for credit losses was $5.0 million compared to $3.0 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, the provision for credit losses was $11.0 million, compared to $7.3 million for the six months ended June 30, 2017. The provision increase was primarily due to organic growth in total loans of $2.15 billion from June 30, 2017. The Company defines its organic loans as those loans that have not been acquired in a transaction accounted for as a business combination. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of June 30, 2018 and December 31, 2017, the allowance for credit losses on PCI loans was $0.5 million and $1.6 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,672	$5,203	$469	$11,417	$9,941	$1,476
Income from equity investments	2,517	1,318	1,199	3,977	2,010	1,967
Card income	2,033	1,516	517	4,005	3,008	997
Foreign currency income	1,181	832	349	2,383	1,874	509
Income from bank owned life insurance	1,167	973	194	2,095	1,921	174
Lending related income and gains (losses) on sale of loans, net	1,047	227	820	2,025	649	1,376
Gain (loss) on sales of investment securities, net	—	(47)	47	—	588	(588)
Unrealized (losses) gains on assets measured at fair value, net	(685)	—	(685)	(1,759)	(1)	(1,758)
Other income	512	579	(67)	944	1,210	(266)
Total non-interest income	$13,444	$10,601	$2,843	$25,087	$21,200	$3,887
Total non-interest income for the three months ended June 30, 2018 compared to the same period in 2017, increased by $2.8 million, or 26.8%. The increase in non-interest income is due primarily to increases in income from equity investments, lending related income, and card income. Income from equity investments increased $1.2 million due to an increase in warrant income. Lending related income increased $0.8 million as a result of non-recurring gains on loan sales. Card income increased $0.5 million largely as a result of an increase in credit card interchange income. These increases were partially offset by unrealized losses on assets measured at fair value of $0.7 million, which relate to unrealized losses on the Company's equity securities. Due to adoption of ASU 2016-01, effective January 1, 2018, changes in the fair value of equity securities are recognized in net income rather than accumulated other comprehensive income.
Total non-interest income for the six months ended June 30, 2018 compared same period in 2017, increased by $3.9 million, or 18.3%. The increase in non-interest income is due primarily to increases in income from equity investments, service charges and fees, and lending related income. The increases in income from equity investments and lending related income for the six months ended June 30, 2018 are due to the same factors discussed in the above paragraph for the three months ended June 30, 2018. The increase in service charges and fees is due to the continued growth in the Company's deposit base, which increased $2.06 billion from June 30, 2017. These increases were partially offset by unrealized losses on assets measured at fair value of $1.8 million, which relate to unrealized losses on the Company's equity securities.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$61,785	$52,273	$9,512	$123,918	$103,893	$20,025
Legal, professional, and directors' fees	7,946	8,483	(537)	13,949	17,286	(3,337)
Occupancy	7,401	6,927	474	14,265	13,821	444
Data processing	5,586	4,375	1,211	10,793	9,639	1,154
Deposit costs	4,114	2,133	1,981	7,040	3,874	3,166
Insurance	3,885	3,589	296	7,754	6,817	937
Business development	1,414	1,447	(33)	3,142	3,510	(368)
Marketing	1,146	1,131	15	1,742	1,852	(110)
Card expense	1,081	861	220	2,023	1,592	431
Loan and repossessed asset expenses	1,017	1,098	(81)	1,600	2,376	(776)
Intangible amortization	399	488	(89)	797	1,177	(380)
Net (gain) loss on sales / valuations of repossessed and other assets	(179)	231	(410)	(1,407)	(312)	(1,095)
Other expense	6,953	5,384	1,569	15,081	10,722	4,359
Total non-interest expense	$102,548	$88,420	$14,128	$200,697	$176,247	$24,450
Total non-interest expense for the three months ended June 30, 2018, compared to the same period in 2017, increased $14.1 million, or 16.0%. This increase primarily relates to salaries and employee benefits, deposit costs, other expense, and data processing. Salaries and employee benefits have increased as the Company supports its continued growth. Full-time equivalent employees increased 8.9% from 1,628 at June 30, 2017, compared to 1,773 at June 30, 2018. Deposits costs consist of fees to Promontory and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the three months ended June 30, 2018, compared to the same period in 2017, primarily relates to an increase in deposit earnings credits paid to account holders. The increase to other expense is primarily related to a $0.9 million increase in the reserve for unfunded commitments and letters of credit and an increase in state franchise taxes of $0.3 million. These increases were partially offset by a decrease in legal, professional, and directors' fees of $0.5 million for the three months ended June 30, 2018 due to a decrease in consulting costs, compared to the same period in 2017.
Total non-interest expense for the six months ended June 30, 2018, compared to the same period in 2017, increased $24.5 million, or 13.9%. This increase primarily relates to salaries and employee benefits, other expense, and deposit costs. The increases in these non-interest expense items for six months ended June 30, 2018 are due to the same factors discussed in the above paragraph for the three months ended June 30, 2018. These increases were partially offset by a decrease in legal, professional, and directors' fees of $3.3 million for the six months ended June 30, 2018 due to a decrease in consulting costs, compared to the same period in 2017.
Income Taxes
The effective tax rate was 19.48% and 28.56% for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company's effective tax rate was 18.33% and 26.91%, respectively. The decrease in the effective tax rate from the three and six months ended June 30, 2017 is due primarily to the decrease in the Federal statutory rate effective in 2018.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2018	(in millions)
Loans, net of deferred loan fees and costs	$16,138.3	$3,557.6	$1,850.7	$2,027.8	$1,285.4
Deposits	18,087.5	5,269.3	3,762.3	2,303.2	1,784.3

At December 31, 2017
Loans, net of deferred loan fees and costs	$15,093.9	$3,323.7	$1,844.8	$1,934.7	$1,275.5
Deposits	16,972.5	4,841.3	3,951.4	2,461.1	1,681.7

	(in thousands)
Three Months Ended June 30, 2018
Pre-tax income	$130,004	$37,296	$22,267	$14,415	$11,980

Six Months Ended June 30, 2018
Pre-tax income	$251,718	$70,329	$49,930	$28,842	$22,732

Three Months Ended June 30, 2017
Pre-tax income	$111,924	$32,178	$26,743	$16,979	$8,789

Six Months Ended June 30, 2017
Pre-tax income	$209,755	$58,562	$48,513	$30,146	$19,832

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2018	(in millions)
Loans, net of deferred loan fees and costs	$186.5	$1,566.1	$1,205.4	$1,431.9	$3,022.1	$4.8
Deposits	2,514.9	—	1,993.5	—	—	460.0

At December 31, 2017
Loans, net of deferred loan fees and costs	$162.1	$1,580.4	$1,097.9	$1,327.7	$2,543.0	$4.1
Deposits	2,230.4	—	1,737.6	—	—	69.0

	(in thousands)
Three Months Ended June 30, 2018
Pre-tax income	$8,057	$1,741	$16,037	$11,126	$11,757	$(4,672)

Six Months Ended June 30, 2018
Pre-tax income	$15,715	$3,518	$30,424	$21,885	$23,846	$(15,503)

Three Months Ended June 30, 2017
Pre-tax income	$6,498	$5,308	$13,305	$8,546	$8,948	$(15,370)

Six Months Ended June 30, 2017
Pre-tax income	$12,113	$9,031	$24,269	$19,139	$15,564	$(27,414)
BALANCE SHEET ANALYSIS
Total assets increased $1.04 billion, or 5.1%, to $21.37 billion at June 30, 2018, compared to $20.33 billion at December 31, 2017. The increase in total assets relates primarily to organic loan growth. Loans increased $1.04 billion, or 6.9%, to $16.14 billion at June 30, 2018, compared to $15.09 billion at December 31, 2017. The increase in loans from December 31, 2017 was driven by commercial and industrial loans of $437.0 million and construction and land development loans of $346.1 million.
Total liabilities increased $876.4 million, or 4.8%, to $18.98 billion at June 30, 2018, compared to $18.10 billion at December 31, 2017. The increase in liabilities is due primarily to an increase in total deposits of $1.11 billion, or 6.6%, to $18.09 billion, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $162.0 million, or 7.3%, to $2.39 billion at June 30, 2018, compared to $2.23 billion at December 31, 2017. The increase in stockholders' equity relates primarily to net income for the six months ended June 30, 2018, partially offset by a decrease in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses on AFS debt securities are recorded as part of AOCI in stockholders’ equity. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Trading securities are reported at fair value, with unrealized gains and losses included in current period earnings.
For periods prior to January 1, 2018, equity securities were classified as AFS and reported at fair value with unrealized gains and losses included as a separate component of AOCI, net of tax. Upon adoption of ASU 2016-01, equity securities are no longer reported as part of AFS securities and changes in fair value are recognized as part of non-interest income.

The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2018	December 31, 2017
	(in thousands)
Debt securities
CDO	$21,845	$21,857
Commercial MBS issued by GSEs	102,695	109,077
Corporate debt securities	99,980	103,483
Private label residential MBS	831,387	868,524
Residential MBS issued by GSEs	1,559,773	1,689,295
Tax-exempt	772,524	765,960
Trust preferred securities	28,617	28,617
U.S. government sponsored agency securities	59,907	61,462
U.S. treasury securities	2,473	2,482
Total debt securities	3,479,201	3,650,757
Equity securities
CRA investments	50,793	50,616
Preferred stock	92,697	53,196
Total equity securities	143,490	103,812
Total investment securities	$3,622,691	$3,754,569
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$7,278,408	$6,841,381
Commercial real estate - non-owner occupied	4,010,576	3,904,011
Commercial real estate - owner occupied	2,270,531	2,241,613
Construction and land development	1,978,287	1,632,204
Residential real estate	545,256	425,940
Consumer	55,202	48,786
Loans, net of deferred loan fees and costs	16,138,260	15,093,935
Allowance for credit losses	(147,083)	(140,050)
Total loans HFI	$15,991,177	$14,953,885
Net deferred loan fees and costs as of June 30, 2018 and December 31, 2017 total $32.1 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $7.9 million and $8.5 million as of June 30, 2018 and December 31, 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $9.6 million and $14.1 million as of June 30, 2018 and December 31, 2017, respectively. Credit marks were $19.7 million and $27.0 million as of June 30, 2018 and December 31, 2017, respectively.

Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2018 and December 31, 2017, CRE related loans accounted for approximately 51% and 52% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2018 and December 31, 2017.
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
Total non-performing loans decreased by $10.0 million, or 11.5%, at June 30, 2018 to $76.4 million from $86.4 million at December 31, 2017.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Total non-accrual loans (1)	$34,017	$43,925
Loans past due 90 days or more on accrual status (2)	—	43
Accruing troubled debt restructured loans	42,407	42,431
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	76,424	86,399
Other impaired loans	31,183	12,155
Total impaired loans	$107,607	$98,554
Other assets acquired through foreclosure, net	$27,541	$28,540
Non-accrual loans to gross loans held for investment	0.21%	0.29%
Loans past due 90 days or more on accrual status to gross loans held for investment	—	0.00

(1)	Includes non-accrual TDR loans of $7.6 million and $10.1 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at December 31, 2017.
Interest income received on non-accrual loans was $0.4 million for each of the three months ended June 30, 2018 and 2017 and $0.9 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. Interest income that would have been recorded under the original terms of non-accrual loans was $0.6 million for each of the three months ended June 30, 2018 and 2017 and $1.2 million for each of the six months ended June 30, 2018 and 2017.
The composition of non-accrual loans by loan type and by segment were as follows:

	June 30, 2018			December 31, 2017
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$19,351	56.89%	0.12%	$22,026	50.14%	0.15%
Commercial real estate	1,493	4.39	0.01	7,721	17.58	0.05
Construction and land development	—	—	—	5,979	13.61	0.04
Residential real estate	12,840	37.75	0.08	8,117	18.48	0.05
Consumer	333	0.98	0.00	82	0.19	0.00
Total non-accrual loans	$34,017	100.00%	0.21%	$43,925	100.00%	0.29%

	June 30, 2018		December 31, 2017
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$5,808	0.16%	$4,520	0.14%
Nevada	7,092	0.38	8,189	0.44
Southern California	8,530	0.42	8,140	0.42
Northern California	4,752	0.37	14,489	1.14
Technology and Innovation	7,502	0.62	7,389	0.67
Other NBLS	333	0.01	51	0.00
Corporate & Other	—	—	1,147	28.09
Total non-accrual loans	$34,017	0.21%	$43,925	0.29%
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
As of June 30, 2018 and December 31, 2017, the aggregate amount of loans classified as impaired was $107.6 million and $98.6 million, respectively. The total specific allowance for credit losses related to these loans was $2.3 million and $5.6 million at June 30, 2018 and December 31, 2017, respectively. The Company had $42.4 million in loans classified as accruing restructured loans at June 30, 2018 and December 31, 2017.
Impaired loans by segment at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Arizona	$30,808	$10,468
Nevada	41,713	46,730
Southern California	9,852	8,465
Northern California	5,427	14,489
Technology & Innovation	19,474	16,449
Other NBLs	333	51
Corporate & Other	—	1,902
Total impaired loans	$107,607	$98,554

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	June 30, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$49,737	46.22%	0.31%	$2,178	92.72%	1.48%
Commercial real estate	26,788	24.89	0.17	—	—	—
Construction and land development	9,600	8.93	0.06	—	—	—
Residential real estate	21,114	19.62	0.13	171	7.28	0.12
Consumer	368	0.34	0.00	—	—	—
Total impaired loans	$107,607	100.00%	0.67%	$2,349	100.00%	1.60%

	December 31, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$34,156	34.66%	0.23%	$5,606	100.00%	4.00%
Commercial real estate	31,681	32.15	0.21	—	—	—
Construction and land development	15,426	15.65	0.10	—	—	—
Residential real estate	17,170	17.42	0.11	—	—	—
Consumer	121	0.12	0.00	—	—	—
Total impaired loans	$98,554	100.00%	0.65%	$5,606	100.00%	4.00%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$144,659	$127,649	$140,050	$124,704
Provision charged to operating expense:
Commercial and industrial	4,227	2,197	7,370	4,559
Commercial real estate	(902)	2,002	346	3,801
Construction and land development	(442)	(753)	1,252	(1,108)
Residential real estate	2,074	(541)	1,973	(117)
Consumer	43	95	59	115
Total Provision	5,000	3,000	11,000	7,250
Recoveries of loans previously charged-off:
Commercial and industrial	(916)	(1,759)	(1,376)	(2,087)
Commercial real estate	(246)	(406)	(371)	(938)
Construction and land development	(8)	(508)	(1,397)	(785)
Residential real estate	(141)	(1,299)	(390)	(1,551)
Consumer	(14)	—	(25)	(49)
Total recoveries	(1,325)	(3,972)	(3,559)	(5,410)
Loans charged-off:
Commercial and industrial	2,777	651	6,295	3,245
Commercial real estate	233	1,819	233	1,819
Construction and land development	1	—	1	—
Residential real estate	885	332	992	447
Consumer	5	8	5	42
Total charged-off	3,901	2,810	7,526	5,553
Net charge-offs	2,576	(1,162)	3,967	143
Balance at end of period	$147,083	$131,811	$147,083	$131,811
Net charge-offs (recoveries) to average loans outstanding	0.07%	(0.03)%	0.05%	0.00%
Allowance for credit losses to gross loans	0.91	0.94
Allowance for credit losses to gross organic loans	0.99	1.08

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
June 30, 2018
Allowance for credit losses	$85,244	$31,979	$22,159	$6,849	$852	$147,083
Percent of total allowance for credit losses	58.0%	21.6%	15.1%	4.7%	0.6%	100.0%
Percent of loan type to total HFI loans	45.1	38.9	12.3	3.4	0.3	100.0
December 31, 2017
Allowance for credit losses	$82,527	$31,648	$19,599	$5,500	$776	$140,050
Percent of total allowance for credit losses	58.9%	22.6%	14.0%	3.9%	0.6%	100.0%
Percent of loan type to total HFI loans	45.2	40.8	10.9	2.8	0.3	100.0
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

	June 30, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	152	$134,603	53.04%	0.83%
Commercial real estate	47	105,056	41.40	0.65
Construction and land development	7	9,409	3.71	0.06
Residential real estate	4	4,415	1.74	0.03
Consumer	2	291	0.11	0.00
Total	212	$253,774	100.00%	1.57%

	December 31, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	166	$127,015	51.63%	0.84%
Commercial real estate	48	90,653	36.85	0.60
Construction and land development	5	18,471	7.51	0.12
Residential real estate	3	8,971	3.65	0.06
Consumer	10	880	0.36	0.01
Total	232	$245,990	100.00%	1.63%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$34,244	$(4,050)	$30,194
Proceeds from sale of other real estate owned and repossessed assets, net	(3,247)	431	(2,816)
Valuation adjustments, net	—	15	15
Gains (losses), net (1)	148	—	148
Balance, end of period	$31,145	$(3,604)	$27,541

	2017
Balance, beginning of period	$50,919	$(5,719)	$45,200
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(17,208)	1,826	(15,382)
Valuation adjustments, net	—	(156)	(156)
(Losses) gains, net (1)	(66)	—	(66)
Balance, end of period	$35,037	$(4,049)	$30,988

	Six Months Ended June 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(8,541)	441	(8,100)
Valuation adjustments, net	—	(33)	(33)
Gains (losses), net (2)	1,390	—	1,390
Balance, end of period	$31,145	$(3,604)	$27,541

	2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(20,321)	2,050	(18,271)
Valuation adjustments, net	—	224	224
(Losses) gains, net (2)	(172)	—	(172)
Balance, end of period	$35,037	$(4,049)	$30,988

(1)	There were zero and $0.1 million in net gains related to initial transfers to other assets during the three months ended June 30, 2018 and 2017, respectively.

(2)	There were $1.0 million and $0.1 million in net gains related to initial transfers to other assets during the six months ended June 30, 2018 and 2017, respectively.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $27.5 million, $28.5 million $31.0 million of such assets at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.
At June 30, 2018 and 2017, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 14 properties at June 30, 2018, compared to 19 at December 31, 2017, and 21 at June 30, 2017.

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $10.1 million at June 30, 2018, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2018 and 2017, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of June 30, 2018, the net deferred tax asset was $39.1 million, an increase of $33.3 million from December 31, 2017. This overall increase in the net deferred tax asset was primarily the result of the expected inclusion of the deferred 2017 real estate investment trust dividend at WAB in 2018 and decreases in the fair market value of AFS securities, which were not fully offset by the utilization of NOL and credit carryovers.
At June 30, 2018 and December 31, 2017, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $18.09 billion at June 30, 2018, from $16.97 billion at December 31, 2017, an increase of $1.11 billion, or 6.6%. The increase in deposits is attributable to an increase across all deposit types, with the largest increases in non-interest bearing deposits of $513.9 million and CDs of $184.9 million from December 31, 2017.
At June 30, 2018 and December 31, 2017, the Company also has $439.2 million and $67.3 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $2.19 billion and $1.85 billion at June 30, 2018 and December 31, 2017, respectively. The Company incurred $3.9 million and $1.9 million in deposit related costs during the three months ended June 30, 2018 and 2017, and $6.6 million and $3.4 million in deposit related costs during the six months ended June 30, 2018 and 2017, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2018		2017
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,824,748	0.52%	$1,492,700	0.26%
Savings and money market accounts	6,126,342	0.80	6,155,832	0.38
Time certificates of deposit	1,714,805	1.20	1,575,969	0.72
Total interest-bearing deposits	9,665,895	0.82	9,224,501	0.42
Non-interest-bearing demand deposits	7,611,959	—	6,735,358	—
Total deposits	$17,277,854	0.46%	$15,959,859	0.24%

	Six Months Ended June 30,
	2018		2017
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,740,204	0.43%	$1,463,923	0.24%
Savings and money market accounts	6,176,199	0.69	6,112,654	0.36
Time certificates of deposit	1,647,745	1.10	1,530,670	0.67
Total interest-bearing deposits	9,564,148	0.71	9,107,247	0.40
Non-interest-bearing demand deposits	7,561,567	—	6,230,071	—
Total deposits	$17,125,715	0.40%	$15,337,318	0.24%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2018, total short-term borrowed funds consist of customer repurchase agreements of $18.0 million and FHLB advances of $75.0 million. At December 31, 2017, total short-term borrowed funds consisted of customer repurchase agreements of $26.0 million and FHLB advances of $390.0 million.
As of June 30, 2018 and December 31, 2017, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2018, the carrying value of qualifying debt was $361.1 million, compared to $376.9 million at December 31, 2017.

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
The capital framework under Basel III became effective for the Company on January 1, 2015. Under the Basel III final rules, minimum requirements have increased for both the quantity and quality of capital held by the Company. The capital conservation buffer was established, and began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility requirements for regulatory capital instruments have been implemented under the final rules and the final rules also revise the definitions and calculations of Tier 1 capital, total capital, and risk-weighted assets.
As of June 30, 2018 and December 31, 2017, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
June 30, 2018
WAL	$2,676,467	$2,222,368	$19,976,747	$20,540,076	13.4%	11.1%	10.8%	10.7%
WAB	2,506,898	2,202,298	20,050,664	20,593,908	12.5	11.0	10.7	11.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2017
WAL	$2,460,988	$2,013,744	$18,569,608	$19,624,517	13.3%	10.8%	10.3%	10.4%
WAB	2,299,919	2,003,745	18,664,200	19,541,990	12.3	10.7	10.3	10.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	June 30, 2018
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$135.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	—	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$180.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2018 are presented in the following table:

June 30, 2018
(in millions)
FHLB:
Borrowing capacity	$2,752.0
Outstanding borrowings	75.0
Letters of credit	21.0
Total available credit	$2,656.0

FRB:
Borrowing capacity	$1,275.0
Outstanding borrowings	—
Total available credit	$1,275.0
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2018, there was $2.98 billion in liquid assets, comprised of $506.8 million in cash, cash equivalents, and money market investments and $2.47 billion in unpledged marketable securities. At December 31, 2017, the Company maintained $2.89 billion in liquid assets, comprised of $416.8 million of cash, cash equivalents, and money market investments, and $2.48 billion of unpledged marketable securities.
The Parent maintains liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by WAB and not by the Parent, Parent liquidity is not dependent on the Bank's deposit balances. In the Company's analysis of Parent liquidity, it is assumed that the Parent is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make non-discretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the Parent and affiliated companies. Under this scenario, the amount of time the Parent and its non-bank subsidiary can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the Parent liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over twelve months.
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2018, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $247.4 million and $175.4 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the six months ended June 30, 2018 and 2017 was $968.7 million and $736.3 million, respectively. There was a net decrease in investment securities for the six months ended June 30, 2018 of $56.5 million, compared to a net increase of $501.5 million for the six months ended June 30, 2017.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2018 and 2017, net deposits increased $1.11 billion and $1.48 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2018, the Company has $355.9 million of CDARS and $615.0 million of ICS deposits.
As of June 30, 2018, the Company has $439.2 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended June 30, 2018, WAB and LVSP paid dividends to the Parent of $10.0 million and $1.0 million, respectively. During the six months ended June 30, 2018, the Parent contributed $1.1 million to WAB and WAB and LVSP paid dividends to the Parent of $20.0 million and $2.1 million, respectively. Subsequent to June 30, 2018, WAB paid dividends to the Parent of $30.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Financial Statements for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.
Supervision and Regulation
Recent Regulatory Development
On May 24, 2018, the President signed into law the EGRRCPA which, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides limited regulatory relief to certain financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. Together with the interagency statement regarding the impact of the EGRRCPA released by the FRB, the FDIC and the OCC on July 6, 2018, the EGRRCPA relieves the Company from the requirement to conduct annual company-run stress testing for the Company and the Bank. In addition to amending the Dodd Frank Act, the EGRRCPA also includes certain additional banking-related provisions, consumer protection provisions and securities law-related provisions. The Company expects to continue to evaluate the potential impact of the Act as it is further implemented by the regulators.

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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2018, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At June 30, 2018, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company’s net interest income exposure in the down-rate scenario was not within the Company’s guideline of (5.0)%. The breach is the result of the increase in short-term interest rates over the past two years, resulting from fed funds rate increases. These rate increases have improved yields on floating-rate assets, while the Company’s deposit costs have not increased materially; thus in a current down-rate scenario, the Company will not see the full impact of a rate decrease on its deposit costs while it will see that impact on floating-rate assets. The Board and ALCO have accepted the breach and believe that as deposit costs increase over time, interest expense will be more sensitive in a down-rate scenario, dampening the Company’s overall net interest income sensitivity.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$1,933,434	$2,154,695	$2,399,083	$2,648,416	$2,898,622	$3,152,473
Interest Expense	158,983	246,931	343,558	440,167	536,768	633,348
Net Interest Income	$1,774,451	$1,907,764	$2,055,525	$2,208,249	$2,361,854	$2,519,125
% Change	(7.0)%		7.7%	15.8%	23.8%	32.0%
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
At June 30, 2018, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2018:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$21,637,113	$21,149,587	$20,674,034	$20,259,045	$19,931,599	$19,579,164
Liabilities	17,680,293	17,310,518	16,999,513	16,727,753	16,486,149	16,269,838
Net Present Value	$3,956,820	$3,839,069	$3,674,521	$3,531,292	$3,445,450	$3,309,326
% Change	3.1%		(4.3)%	(8.0)%	(10.3)%	(13.8)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2018 and December 31, 2017:
Outstanding Derivatives Positions

June 30, 2018			December 31, 2017
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,058,820	$(36,362)	15.9	$1,115,736	$(51,629)	16.0

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2018, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	(a)	(b)	( c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2018 through 4/30/2018	2,085	$59.46	—	—
5/1/2018 through 5/31/2018	—	—	—	—
6/1/2018 through 6/30/2018	—	—	—	—
Total	2,085	$59.46	—	—

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

WESTERN ALLIANCE BANCORPORATION

July 31, 2018	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Executive Officer

July 31, 2018	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

July 31, 2018	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer