Form 10-Q
period 2018-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2018-10-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, Western Alliance Bancorporation had 105,858,808 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS

The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	GNMA	Government National Mortgage Association
ALCO	Asset and Liability Management Committee	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HFI	Held for Investment
ASC	Accounting Standards Codification	HTM	Held-to-Maturity
ASU	Accounting Standards Update	ICS	Insured Cash Sweep Service
Basel Committee	Basel Committee on Banking Supervision	IRC	Internal Revenue Code
Basel III	Banking Supervision's December 2010 final capital framework	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CDO	Collateralized Debt Obligation	MBS	Mortgage-Backed Securities
CEO	Chief Executive Officer	NBL	National Business Lines
CFO	Chief Financial Officer	NOL	Net Operating Loss
CRA	Community Reinvestment Act	NPV	Net Present Value
CRE	Commercial Real Estate	OCC	Office of the Comptroller of the Currency
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OCI	Other Comprehensive Income
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	OREO	Other Real Estate Owned
EPS	Earnings per share	OTTI	Other-than-Temporary Impairment
EVE	Economic Value of Equity	PCI	Purchased Credit Impaired
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SERP	Supplemental Executive Retirement Plan
FHLMC	Federal Home Loan Mortgage Corporation	TCJA	Tax Cuts and Jobs Act
FNMA	Federal National Mortgage Association	TDR	Troubled Debt Restructuring
FRB	Federal Reserve Bank	TEB	Tax Equivalent Basis
FVO	Fair Value Option	XBRL	eXtensible Business Reporting Language
GAAP	U.S. Generally Accepted Accounting Principles

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$148,545	$181,191
Interest-bearing deposits in other financial institutions	482,019	235,577
Federal funds sold	70,000	—
Cash, cash equivalents, and restricted cash	700,564	416,768
Money market investments	5	—
Investment securities - AFS, at fair value; amortized cost of $3,211,440 at September 30, 2018 and $3,515,401 at December 31, 2017	3,107,076	3,499,519
Investment securities - HTM, at amortized cost; fair value of $279,033 at September 30, 2018 and $256,314 at December 31, 2017	288,290	255,050
Investment securities - equity	172,294	—
Investments in restricted stock, at cost	65,993	65,785
Loans - HFI, net of deferred loan fees and costs	16,732,765	15,093,935
Less: allowance for credit losses	(150,011)	(140,050)
Net loans held for investment	16,582,754	14,953,885
Premises and equipment, net	119,211	118,719
Other assets acquired through foreclosure, net	20,028	28,540
Bank owned life insurance	169,162	167,764
Goodwill	289,895	289,895
Other intangible assets, net	9,658	10,853
Deferred tax assets, net	43,483	5,780
Investments in LIHTC	295,116	267,023
Other assets	312,618	249,504
Total assets	$22,176,147	$20,329,085
Liabilities:
Deposits:
Non-interest-bearing demand	$8,014,715	$7,433,962
Interest-bearing	10,893,865	9,538,570
Total deposits	18,908,580	16,972,532
Customer repurchase agreements	20,969	26,017
Other borrowings	—	390,000
Qualifying debt	359,082	376,905
Other liabilities	399,123	333,933
Total liabilities	19,687,754	18,099,387
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 107,633,006 shares issued at September 30, 2018 and 107,057,520 at December 31, 2017	10	10
Treasury stock, at cost (1,771,509 shares at September 30, 2018 and 1,570,155 shares at December 31, 2017)	(52,035)	(40,173)
Additional paid in capital	1,444,555	1,424,540
Accumulated other comprehensive (loss) income	(70,363)	(3,145)
Retained earnings	1,166,226	848,466
Total stockholders’ equity	2,488,393	2,229,698
Total liabilities and stockholders’ equity	$22,176,147	$20,329,085
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$234,709	$191,096	$662,703	$547,306
Investment securities	26,100	22,152	77,847	58,010
Dividends	1,831	2,005	5,506	6,154
Other	2,576	2,583	5,459	5,584
Total interest income	265,216	217,836	751,515	617,054
Interest expense:
Deposits	25,266	11,449	59,288	29,506
Other borrowings	90	84	3,352	333
Qualifying debt	5,794	4,708	16,458	13,539
Other	28	12	51	41
Total interest expense	31,178	16,253	79,149	43,419
Net interest income	234,038	201,583	672,366	573,635
Provision for credit losses	6,000	5,000	17,000	12,250
Net interest income after provision for credit losses	228,038	196,583	655,366	561,385
Non-interest income:
Service charges and fees	5,267	5,248	16,684	15,189
Card income	2,138	1,509	6,143	4,517
Income from equity investments	1,440	967	5,417	2,977
Lending related income and gains (losses) on sale of loans, net	1,422	97	3,447	746
Foreign currency income	1,092	756	3,475	2,630
Income from bank owned life insurance	868	975	2,963	2,896
(Loss) gain on sales of investment securities, net	(7,232)	319	(7,232)	907
Unrealized (losses) gains on assets measured at fair value, net	(1,212)	—	(2,971)	(1)
Other income	635	585	1,579	1,795
Total non-interest income	4,418	10,456	29,505	31,656
Non-interest expense:
Salaries and employee benefits	64,762	52,747	188,680	156,640
Legal, professional, and directors' fees	7,907	6,038	21,856	23,324
Occupancy	7,406	7,507	21,671	21,328
Data processing	5,895	4,524	16,688	14,163
Deposit costs	4,848	2,904	11,888	6,778
Insurance	3,712	3,538	11,466	10,355
Business development	1,381	1,439	4,523	4,949
Card expense	1,282	966	3,305	2,558
Loan and repossessed asset expenses	1,230	1,263	2,830	3,639
Marketing	687	776	2,429	2,628
Intangible amortization	398	489	1,195	1,666
Net (gain) loss on sales / valuations of repossessed and other assets	(67)	266	(1,474)	(46)
Other expense	14,400	6,839	29,481	17,561
Total non-interest expense	113,841	89,296	314,538	265,543
Income before provision for income taxes	118,615	117,743	370,333	327,498
Income tax expense	7,492	34,899	53,631	91,352
Net income	$111,123	$82,844	$316,702	$236,146

Earnings per share:
Basic	$1.06	$0.79	$3.03	$2.27
Diluted	1.05	0.79	3.00	2.25
Weighted average number of common shares outstanding:
Basic	104,768	104,221	104,664	104,124
Diluted	105,448	104,942	105,398	104,941
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$111,123	$82,844	$316,702	$236,146
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $7,337, $(689), $23,438, and $(9,894), respectively	(22,462)	1,116	(71,765)	15,947
Unrealized (loss) gain on SERP, net of tax effect of $4, $(71), $10, and $(93), respectively	(12)	114	(35)	150
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $661, $(394), $(61), and $1,649, respectively	(2,028)	641	186	(2,677)
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(1,778), $122, $(1,778), and $346, respectively	5,454	(197)	5,454	(561)
Net other comprehensive (loss) income	(19,048)	1,674	(66,160)	12,859
Comprehensive income	$92,075	$84,518	$250,542	$249,005
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Balance, January 1, 2017 (1)	105,071	10	1,400,140	(26,362)	(4,695)	522,974	1,892,067
Net income	—	—	—	—	—	236,146	236,146
Exercise of stock options	36	—	786	—	—	—	786
Restricted stock, performance stock units, and other grants, net	653	—	17,909	—	—	—	17,909
Restricted stock surrendered (2)	(267)	—	—	(13,642)	—	—	(13,642)
Other comprehensive income, net	—	—	—	—	12,859	—	12,859
Balance, September 30, 2017	105,493	$10	$1,418,835	$(40,004)	$8,164	$759,120	$2,146,125

Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (3)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	316,702	316,702
Exercise of stock options	21	—	534	—	—	—	534
Restricted stock, performance stock unit, and other grants, net	554	—	19,481	—	—	—	19,481
Restricted stock surrendered (2)	(201)	—	—	(11,862)	—	—	(11,862)
Other comprehensive loss, net	—	—	—	—	(66,160)	—	(66,160)
Balance, September 30, 2018	105,861	$10	$1,444,555	$(52,035)	$(70,363)	$1,166,226	$2,488,393

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

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$316,702	$236,146
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	17,000	12,250
Depreciation and amortization	10,460	9,956
Stock-based compensation	19,481	17,909
Deferred income taxes	(16,107)	3,371
Amortization of net premiums for investment securities	10,795	14,926
Amortization of tax credit investments	26,546	19,524
Accretion of fair market value adjustments on loans acquired from business combinations	(14,099)	(20,994)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	1,427	1,898
Income from bank owned life insurance	(2,963)	(2,896)
(Gains) / Losses on:
Sales of investment securities	7,232	(907)
Assets measured at fair value, net	2,971	1
Sale of loans	(2,434)	117
Other assets acquired through foreclosure, net	(1,464)	(233)
Valuation adjustments of other repossessed assets, net	32	120
Sale of premises, equipment, and other assets, net	(42)	67
Changes in:
Other assets	17,419	(12,958)
Other liabilities	3,324	(7,214)
Net cash provided by operating activities	$396,280	$271,083
Cash flows from investing activities:
Investment securities - trading
Proceeds from sales	$—	$994
Investment securities - AFS
Purchases	(251,413)	(1,361,908)
Principal pay downs and maturities	329,958	370,231
Proceeds from sales	44,308	87,853
Investment securities - HTM
Purchases	(34,275)	(62,489)
Principal pay downs and maturities	754	—
Equity securities
Purchases	(71,727)	—
Reinvestment of dividends	(426)	—
Purchase of investment tax credits	(66,456)	(19,916)
Purchase of SBIC investments	(3,063)	—
(Purchase) sale of money market investments, net	(5)	(175)
Proceeds from bank owned life insurance	1,655	607
(Purchase) liquidation of restricted stock, net	(208)	(430)
Loan fundings and principal collections, net	(1,591,733)	(1,179,494)
Purchase of premises, equipment, and other assets, net	(8,319)	(7,644)
Proceeds from sale of other real estate owned and repossessed assets, net	8,793	20,748
Net cash used in investing activities	$(1,642,157)	$(2,151,623)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,936,048	$2,354,920
Net increase (decrease) in borrowings	(395,047)	(95,661)
Proceeds from exercise of common stock options	534	786
Cash paid for tax withholding on vested restricted stock	(11,862)	(13,642)
Net cash provided by financing activities	$1,529,673	$2,246,403
Net increase (decrease) in cash, cash equivalents, and restricted cash	283,796	365,863
Cash, cash equivalents, and restricted cash at beginning of period	416,768	284,491
Cash, cash equivalents, and restricted cash at end of period	$700,564	$650,354
Supplemental disclosure:
Cash paid during the period for:
Interest	$81,247	$47,815
Income taxes	14,658	79,522
Non-cash operating, investing, and financing activity:
Transfers to other assets acquired through foreclosure, net	5,744	1,812
Unfunded commitments originated	65,639	103,012
Change in unrealized (loss) gain on AFS securities, net of tax	(66,311)	15,386
Change in unrealized gain (loss) on junior subordinated debt, net of tax	186	(2,677)
Change in unfunded obligations	82,270	140,217
Non-cash charitable contribution	6,895	—
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries, LVSP, which holds and manages certain OREO properties and a captive insurance company formed and licensed under the laws of the State of Arizona, CSI. CSI was established as part of the Company's overall enterprise risk management strategy.
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
Principles of consolidation
As of September 30, 2018, WAL has the following significant wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; WA PWI, which holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; and BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
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

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 and 2017 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three and nine months ended September 30, 2018 and 2017.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2018 and 2017. The estimated fair value amounts for September 30, 2018 and 2017 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Non-interest income
Non-interest income includes service charges and fees, income from equity investments, card income, foreign currency income, income from bank owned life insurance, lending related income, net gain or loss on sales of investment securities, net unrealized gains or losses on assets measured at fair value, and other income. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided in accordance with ASC 606, Revenue from Contracts with Customers. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Net unrealized gains or losses on assets measured at fair value represent fair value changes in equity securities and are accounted for in accordance with ASC 321, Investments - Equity Securities. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 840, Leases. Net gain or loss on sales / valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 15. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the new standard.

Recent accounting pronouncements
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position, which will result in a gross up of assets and liabilities on the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In July 2018, the FASB issued guidance within ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) Targeted Improvements. The amendments within ASU 2018-10 clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. The amendments within ASU 2018-11 give entities another option for transition and provide lessors with a practical expedient. The transition option allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, under this transition approach, the modified retrospective transition method still applies; however, a cumulative-effect adjustment to the opening balance sheet of retained earnings is recognized in the period of adoption, rather than the earliest period presented. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined components in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management evaluated several lease software solutions and selected a software solution that it believes will be able to effectively facilitate the application of the new accounting requirements. The population of its leases that are within the scope of the new guidance has been finalized and largely relate to real estate leases. All key lease data has been gathered and input into the new application and management is in the process of validating this data.
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will facilitate all phases of planning and implementation of the new guidance. Under the direction of the Company's CECL Steering Committee and in partnership with its Enterprise Project Management Office, the implementation team is fully engaged with the implementation of its plan. The Company has identified its portfolio segments and made modeling choices that include both internally-developed models as well as vended solutions, with parallel testing of certain models expected to begin in early 2019. The team is also focused on updating its accounting policies and assessing its control framework to identify risks resulting from new processes, judgments and data.
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
In July 2018, the FASB issued guidance within ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 are intended to clarify or correct unintended guidance in the FASB Codification and affect a wide variety of Topics in the Codification. The topics that are applicable to the Company include: 1) debt modifications and extinguishments; 2) stock compensation; and 3) derivatives and hedging. For debt modifications and extinguishments, the amendment clarifies that, in an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is equal to its fair value at the reacquisition date, and upon extinguishment, the cumulative amount of the gain or loss on the extinguished debt that resulted from changes in instrument-specific credit risk should be presented in net income. The Company has junior subordinated debt that is recorded at fair value at each reporting period due to election of the FVO. Accordingly, if in the future, the Company chooses to repay this debt prior to its contractual maturity, this amendment would be applicable. For stock compensation, the amendment clarifies that excess tax benefits or tax deficiencies should be recognized in the period in which the amount of the tax deduction is determined, which is typically when an award is exercised (in the case of share options) or vests (in the case of non-vested stock awards). The Company already records excess tax benefits or tax deficiencies in the periods in which the tax deduction is determined. Therefore, this amendment will not have an effect on the Company's accounting for excess tax benefits or tax deficiencies. For derivatives and hedging, previous guidance permits derivatives to be offset only when all four conditions (including the intent to set off) are met. This amendment clarifies that the intent to set off is not required to offset fair value amounts recognized for derivative instruments that are executed with the same counterparty under a master netting agreement. This amendment will not have an effect on the offsetting of the Company's derivative assets and liabilities.
In August 2018, the FASB issued guidance within ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within ASU 2018-13 remove, modify, and supplement the disclosure requirements for fair value measurements. Disclosure requirements that were removed include: the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosure requirements include: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. With the exception of the above additional disclosure requirements, which will be applied prospectively, all other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued guidance within ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in this Update also require that the capitalized implementation costs of a hosting arrangement that is a service contract be expensed over the term of the hosting arrangement. Presentation requirements include: expense related to the capitalized implementation costs should be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, payments for capitalized implementation costs in the statement of cash flows should be classified in the same manner as payments made for fees associated with the hosting element, and capitalized implementation costs in the statement of financial position should be presented in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.
Recently adopted accounting guidance
In May 2014, the FASB issued guidance within ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 to ASC 606, Revenue from Contracts with Customers, creates a common revenue standard and clarifies the principles for recognizing revenue that can be applied consistently across various transactions, industries, and capital markets. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s). The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. Substantially all of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. The contracts that are within the scope of this guidance include service charges and fees on deposit accounts, certain types of card income, and success fees earned from equity investments. The Company completed its review of contracts and other agreements that are within the scope of this guidance and did not identify any material changes to the timing or amount of revenue recognition. Accordingly, the Company did not recognize an adjustment to retained earnings upon adoption of this guidance. The Company’s accounting policies did not change materially since the principles of revenue recognition in the ASU are largely consistent with current practices applied by the Company. The Company has expanded its qualitative disclosures of performance obligations and disaggregation of significant categories of revenue. See "Note 15. Revenue from Contracts with Customers" for further discussion.
In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. Effective on January 1, 2015, the Company adopted the amendment noted in item 5) above as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Effective on January 1, 2018, the Company adopted the other amendments in this guidance. The primary impact on the Company's Consolidated Financial Statements results from the amendments discussed in item 1) above as changes in the fair value of the Company's equity investments are now recognized in net income, rather than in AOCI. As of January 1, 2018, the Company recorded a cumulative-effect adjustment of $0.4 million to decrease accumulated other comprehensive income with a corresponding increase to opening retained earnings. During the nine months ended September 30, 2018, the Company recognized a loss of $3.0 million related to fair value changes in equity securities, which was recorded in the Consolidated Income Statement.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$288,290	$773	$(10,030)	$279,033

Available-for-sale debt securities
CDO	$50	$19,098	$—	$19,148
Commercial MBS issued by GSEs	107,915	42	(7,014)	100,943
Corporate debt securities	105,033	119	(5,768)	99,384
Private label residential MBS	887,581	42	(31,681)	855,942
Residential MBS issued by GSEs	1,515,408	167	(65,516)	1,450,059
Tax-exempt	511,957	4,015	(11,065)	504,907
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	49,000	—	(3,399)	45,601
U.S. treasury securities	2,496	—	(21)	2,475
Total AFS debt securities	$3,211,440	$23,483	$(127,847)	$3,107,076

Equity securities (1)
CRA investments	$52,058	$—	$(1,314)	$50,744
Preferred stock	122,699	880	(2,029)	121,550
Total equity securities	$174,757	$880	$(3,343)	$172,294

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$255,050	$4,514	$(3,250)	$256,314

Available-for-sale debt securities
CDO	$50	$21,807	$—	$21,857
Commercial MBS issued by GSEs	113,069	46	(4,038)	109,077
Corporate debt securities	105,044	261	(1,822)	103,483
Private label residential MBS	874,261	756	(6,493)	868,524
Residential MBS issued by GSEs	1,719,188	810	(30,703)	1,689,295
Tax-exempt	501,988	10,893	(1,971)	510,910
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	64,000	—	(2,538)	61,462
U.S. treasury securities	2,496	—	(14)	2,482

Available-for-sale equity securities (1)
CRA investments	51,133	—	(517)	50,616
Preferred stock	52,172	1,160	(136)	53,196
Total AFS securities	$3,515,401	$35,733	$(51,615)	$3,499,519

(1)
The Company's equity securities consist of CRA investments and preferred stock. Effective January 1, 2018, the Company adopted the amendments within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that fair value changes in equity securities be recognized as part of non-interest income. Prior to January 1, 2018, equity securities were classified as part of AFS securities. On a prospective basis, equity securities will be reported separately.

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
For debt securities, for the purpose of an OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates, credit spreads, and industry and issuer-specific factors), whether downgrades by bond rating agencies have occurred, the issuer’s financial condition, near-term prospects, and current ability to make future payments in a timely manner, as well as the issuer’s ability to service debt, and any change in agencies’ ratings at the evaluation date from the acquisition date and any likely imminent action.
At September 30, 2018 and December 31, 2017, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of AFS securities in an unrealized loss position at September 30, 2018 is 409, compared to 302 at December 31, 2017. The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three and nine months ended September 30, 2018 and 2017. The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$10,030	$215,827	$—	$—	$10,030	$215,827

Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$7,014	$99,134	$7,014	$99,134
Corporate debt securities	766	19,234	5,002	74,998	5,768	94,232
Private label residential MBS	13,004	463,026	18,677	374,504	31,681	837,530
Residential MBS issued by GSEs	16,624	563,642	48,892	878,925	65,516	1,442,567
Tax-exempt	6,337	227,531	4,728	66,047	11,065	293,578
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	151	4,849	3,248	40,752	3,399	45,601
U.S. treasury securities	16	978	5	1,497	21	2,475
Total AFS securities	$36,898	$1,279,260	$90,949	$1,564,474	$127,847	$2,843,734

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$3,250	$107,921	$—	$—	$3,250	$107,921

Available-for-sale debt securities
Commercial MBS issued by GSEs	$161	$13,565	$3,877	$93,641	$4,038	$107,206
Corporate debt securities	1,398	78,602	424	19,576	1,822	98,178
Private label residential MBS	3,115	480,885	3,378	188,710	6,493	669,595
Residential MBS issued by GSEs	13,875	999,478	16,828	523,270	30,703	1,522,748
Tax-exempt	17	6,159	1,954	69,674	1,971	75,833
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	14	4,986	2,524	56,476	2,538	61,462
U.S. treasury securities	14	2,482	—	—	14	2,482

Available-for-sale equity securities
CRA investments	—	—	517	50,616	517	50,616
Preferred stock	136	7,357	—	—	136	7,357
Total AFS securities	$18,730	$1,593,514	$32,885	$1,030,580	$51,615	$2,624,094
The portion of unrealized gains and losses related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Net (losses) gains on equity securities	$(1,212)	$(2,971)
Less: Net gains (losses) recognized on equity securities sold	—	—
Unrealized (losses) gains on equity securities still held at the reporting date	$(1,212)	$(2,971)
The amortized cost and fair value of securities as of September 30, 2018, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2018
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$1,200	$1,236
After one year through five years	10,100	10,122
After five years through ten years	14,602	14,351
After ten years	262,388	253,324
Total HTM securities	$288,290	$279,033

Available-for-sale
Due in one year or less	$4,001	$3,996
After one year through five years	17,355	17,571
After five years through ten years	223,060	215,580
After ten years	456,120	462,985
Mortgage-backed securities	2,510,904	2,406,944
Total AFS securities	$3,211,440	$3,107,076

The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$288,290	$288,290

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$19,148	$—	$19,148
Commercial MBS issued by GSEs	—	100,943	—	—	—	—	—	100,943
Corporate debt securities	—	—	—	71,685	27,699	—	—	99,384
Private label residential MBS	818,046	—	34,957	395	1,019	1,525	—	855,942
Residential MBS issued by GSEs	—	1,450,059	—	—	—	—	—	1,450,059
Tax-exempt	61,443	20,636	244,696	170,409	—	—	7,723	504,907
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	45,601	—	—	—	—	—	45,601
U.S. treasury securities	—	2,475	—	—	—	—	—	2,475
Total AFS securities (1)	$879,489	$1,619,714	$279,653	$242,489	$57,335	$20,673	$7,723	$3,107,076

Equity securities
CRA investments	$—	$26,291	$—	$—	$—	$—	$24,453	$50,744
Preferred stock	—	—	—	—	72,991	39,032	9,527	121,550
Total equity securities (1)	$—	$26,291	$—	$—	$72,991	$39,032	$33,980	$172,294

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2017
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$255,050	$255,050

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	—	—	—	—	109,077
Corporate debt securities	—	—	—	74,293	29,190	—	—	103,483
Private label residential MBS	809,242	—	55,161	1,350	931	1,840	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	—	—	—	—	1,689,295
Tax-exempt	64,893	25,280	249,200	167,994	—	—	3,543	510,910
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	61,462	—	—	—	—	—	61,462
U.S. treasury securities	—	2,482	—	—	—	—	—	2,482

Available-for-sale equity securities
CRA investments	—	25,349	—	—	—	—	25,267	50,616
Preferred stock	—	—	—	10,388	23,822	4,104	14,882	53,196
Total AFS securities (1)	$874,135	$1,912,945	$304,361	$254,025	$82,560	$27,801	$43,692	$3,499,519

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

Securities with carrying amounts of approximately $814.1 million and $913.7 million at September 30, 2018 and December 31, 2017, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Gross gains	$—	$468	$—	$1,181
Gross losses	(7,232)	(149)	(7,232)	(274)
Net (losses) gains on sales of investment securities	$(7,232)	$319	$(7,232)	$907
During the three months ended September 30, 2018, the Company sold certain available-for-sale securities with a carrying value of $111.9 million and recognized a net loss on sale of these securities of $7.2 million. The sale resulted from management’s review of its investment portfolio, which led to its decision to sell lower yielding securities and reinvest in securities with higher yields and shorter durations. With the exception of these transactions, management does not intend to sell any of its debt securities in an unrealized loss position in the foreseeable future and it is more-likely-than-not that the Company will not be required to sell these securities prior to recovery.

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$7,487,725	$6,841,381
Commercial real estate - non-owner occupied	3,952,966	3,904,011
Commercial real estate - owner occupied	2,288,156	2,241,613
Construction and land development	2,107,631	1,632,204
Residential real estate	827,073	425,940
Consumer	69,214	48,786
Loans, net of deferred loan fees and costs	16,732,765	15,093,935
Allowance for credit losses	(150,011)	(140,050)
Total loans HFI	$16,582,754	$14,953,885
Net deferred loan fees and costs as of September 30, 2018 and December 31, 2017 total $31.0 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $3.3 million and $8.5 million as of September 30, 2018 and December 31, 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $8.7 million and $14.1 million as of September 30, 2018 and December 31, 2017, respectively. Credit marks were $17.2 million and $27.0 million as of September 30, 2018 and December 31, 2017, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	September 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,477,017	$8,870	$254	$1,584	$10,708	$7,487,725
Commercial real estate
Owner occupied	2,287,826	—	330	—	330	2,288,156
Non-owner occupied	3,787,571	—	531	—	531	3,788,102
Multi-family	164,864	—	—	—	—	164,864
Construction and land development
Construction	1,412,161	—	—	—	—	1,412,161
Land	695,470	—	—	—	—	695,470
Residential real estate	811,516	5,865	1,338	8,354	15,557	827,073
Consumer	68,881	—	—	333	333	69,214
Total loans	$16,705,306	$14,735	$2,453	$10,271	$27,459	$16,732,765

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$6,835,385	$2,245	$669	$3,082	$5,996	$6,841,381
Commercial real estate
Owner occupied	2,240,457	1,026	—	130	1,156	2,241,613
Non-owner occupied	3,696,729	2,993	—	2,847	5,840	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,090,176	—	—	—	—	1,090,176
Land	536,917	—	—	5,111	5,111	542,028
Residential real estate	411,857	6,874	1,487	5,722	14,083	425,940
Consumer	48,408	83	213	82	378	48,786
Total loans	$15,061,371	$13,221	$2,369	$16,974	$32,564	$15,093,935
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2018				December 31, 2017
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$14,894	$9,083	$23,977	$—	$17,913	$4,113	$22,026	$43
Commercial real estate
Owner occupied	—	—	—	—	1,089	792	1,881	—
Non-owner occupied	—	—	—	—	—	5,840	5,840	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	868	5,111	5,979	—
Residential real estate	4,204	8,354	12,558	—	2,039	6,078	8,117	—
Consumer	—	333	333	—	—	82	82	—
Total	$19,098	$17,770	$36,868	$—	$21,909	$22,016	$43,925	$43
The reduction in interest income associated with loans on non-accrual status was approximately $0.6 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively. For each of the nine months ended September 30, 2018 and 2017, the reduction in interest income associated with loans on non-accrual status was approximately $1.8 million.
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

The following tables present gross loans by risk rating:

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,273,634	$83,886	$129,183	$1,022	$—	$7,487,725
Commercial real estate
Owner occupied	2,214,765	18,713	54,678	—	—	2,288,156
Non-owner occupied	3,765,340	14,666	8,096	—	—	3,788,102
Multi-family	164,864	—	—	—	—	164,864
Construction and land development
Construction	1,404,619	1,233	6,309	—	—	1,412,161
Land	694,596	266	608	—	—	695,470
Residential real estate	808,065	5,884	13,124	—	—	827,073
Consumer	68,599	41	574	—	—	69,214
Total	$16,394,482	$124,689	$212,572	$1,022	$—	$16,732,765

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$16,386,286	$124,056	$194,118	$846	$—	$16,705,306
Past due 30 - 59 days	5,991	393	8,351	—	—	14,735
Past due 60 - 89 days	1,870	240	343	—	—	2,453
Past due 90 days or more	335	—	9,760	176	—	10,271
Total	$16,394,482	$124,689	$212,572	$1,022	$—	$16,732,765

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$6,675,574	$85,781	$76,328	$3,698	$—	$6,841,381
Commercial real estate
Owner occupied	2,149,465	43,122	48,397	629	—	2,241,613
Non-owner occupied	3,676,711	11,166	14,692	—	—	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,072,342	4,477	13,357	—	—	1,090,176
Land	535,412	637	5,979	—	—	542,028
Residential real estate	408,527	8,971	8,442	—	—	425,940
Consumer	47,824	878	84	—	—	48,786
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$14,758,149	$154,295	$145,934	$2,993	$—	$15,061,371
Past due 30 - 59 days	7,966	518	4,737	—	—	13,221
Past due 60 - 89 days	1,182	219	968	—	—	2,369
Past due 90 days or more	—	—	15,640	1,334	—	16,974
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935
The table below reflects the recorded investment in loans classified as impaired:

	September 30, 2018	December 31, 2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$3,601	$19,315
Impaired loans without a specific valuation allowance under ASC 310 (2)	121,968	79,239
Total impaired loans	$125,569	$98,554
Valuation allowance related to impaired loans (3)	$(1,171)	$(5,606)

(1)	Includes TDR loans of $2.6 million and $3.7 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes TDR loans of $49.5 million and $48.8 million at September 30, 2018 and December 31, 2017, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.7 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively.
The following table presents impaired loans by class:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$76,185	$34,156
Commercial real estate
Owner occupied	6,660	10,430
Non-owner occupied	12,544	21,251
Multi-family	—	—
Construction and land development
Construction	—	—
Land	9,128	15,426
Residential real estate	20,686	17,170
Consumer	366	121
Total	$125,569	$98,554
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Average balance on impaired loans	$104,652	$108,033	$100,712	$106,456
Interest income recognized on impaired loans	1,114	1,040	3,109	3,075
Interest recognized on non-accrual loans, cash basis	569	694	1,443	1,372
The following table presents the average investment in impaired loans by loan class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Commercial and industrial	$55,026	$40,074	$47,083	$33,358
Commercial real estate
Owner occupied	6,698	17,779	8,053	20,136
Non-owner occupied	12,597	20,789	16,349	22,446
Multi-family	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	9,218	12,503	9,701	13,297
Residential real estate	20,746	16,692	19,217	17,011
Consumer	367	196	309	208
Total	$104,652	$108,033	$100,712	$106,456
The average investment in TDR loans was $52.2 million and $52.0 million for the three months ended September 30, 2018 and 2017, respectively, and $51.9 million and $56.6 million for the nine months ended September 30, 2018 and 2017, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Commercial and industrial	$537	$307	$1,276	$788
Commercial real estate
Owner occupied	118	166	376	530
Non-owner occupied	218	279	744	798
Multi-family	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	146	163	425	551
Residential real estate	95	124	287	406
Consumer	—	1	1	2
Total	$1,114	$1,040	$3,109	$3,075
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	September 30, 2018	December 31, 2017
	(in thousands)
Non-accrual loans (1)	$36,868	$43,925
Loans past due 90 days or more on accrual status (2)	—	43
Accruing troubled debt restructured loans	42,567	42,431
Total nonperforming loans	79,435	86,399
Other assets acquired through foreclosure, net	20,028	28,540
Total nonperforming assets	$99,463	$114,939

(1)	Includes non-accrual TDR loans of $9.6 million and $10.1 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at December 31, 2017.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, at beginning of period	$4,828	$14,247	$9,324	$15,177
Reclassifications from non-accretable to accretable yield (1)	—	—	683	2,086
Accretion to interest income	(224)	(690)	(801)	(2,374)
Reversal of fair value adjustments upon disposition of loans	(563)	(2,199)	(5,165)	(3,531)
Balance, at end of period	$4,041	$11,358	$4,041	$11,358

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2018
Beginning Balance	$22,159	$31,979	$6,849	$85,244	$852	$147,083
Charge-offs	—	—	46	4,610	109	4,765
Recoveries	(24)	(856)	(440)	(362)	(11)	(1,693)
Provision	473	(1,250)	832	5,652	293	6,000
Ending balance	$22,656	$31,585	$8,075	$86,648	$1,047	$150,011
2017
Beginning Balance	$20,852	$28,593	$4,838	$76,734	$794	$131,811
Charge-offs	—	175	—	2,921	61	3,157
Recoveries	(226)	(1,781)	(108)	(619)	(33)	(2,767)
Provision	(619)	(1,474)	(141)	7,192	42	5,000
Ending balance	$20,459	$28,725	$4,805	$81,624	$808	$136,421

	Nine Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2018
Beginning Balance	$19,511	$31,495	$5,478	$82,793	$773	$140,050
Charge-offs	1	233	1,038	10,904	114	12,290
Recoveries	(1,420)	(1,228)	(831)	(1,737)	(35)	(5,251)
Provision	1,726	(905)	2,804	13,022	353	17,000
Ending balance	$22,656	$31,585	$8,075	$86,648	$1,047	$150,011
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	1,994	447	6,166	103	8,710
Recoveries	(1,011)	(2,719)	(1,659)	(2,705)	(83)	(8,177)
Provision	(1,727)	2,327	(258)	11,752	156	12,250
Ending balance	$20,459	$28,725	$4,805	$81,624	$808	$136,421

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of September 30, 2018;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$3,238	$363	$—	$—	$3,601
Impaired loans with no allowance recorded	6,660	12,544	72,947	20,323	9,128	366	121,968
Total loans individually evaluated for impairment	6,660	12,544	76,185	20,686	9,128	366	125,569
Loans collectively evaluated for impairment	2,276,847	3,859,914	7,411,540	805,800	2,098,503	68,848	16,521,452
Loans acquired with deteriorated credit quality	4,649	80,508	—	587	—	—	85,744
Total recorded investment	$2,288,156	$3,952,966	$7,487,725	$827,073	$2,107,631	$69,214	$16,732,765
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$5,520	$363	$—	$—	$5,883
Impaired loans with no allowance recorded	13,164	18,292	108,469	29,312	25,756	10,726	205,719
Total loans individually evaluated for impairment	13,164	18,292	113,989	29,675	25,756	10,726	211,602
Loans collectively evaluated for impairment	2,276,847	3,859,914	7,411,540	805,800	2,098,503	68,848	16,521,452
Loans acquired with deteriorated credit quality	6,351	96,840	4,357	706	—	—	108,254
Total unpaid principal balance	$2,296,362	$3,975,046	$7,529,886	$836,181	$2,124,259	$79,574	$16,841,308
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$1,111	$60	$—	$—	$1,171
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	1,111	60	—	—	1,171
Loans collectively evaluated for impairment	13,946	17,497	85,528	8,015	22,656	1,047	148,689
Loans acquired with deteriorated credit quality	—	142	9	—	—	—	151
Total allowance for credit losses	$13,946	$17,639	$86,648	$8,075	$22,656	$1,047	$150,011

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2017;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$19,315	$—	$—	$—	$19,315
Impaired loans with no allowance recorded	10,430	21,250	14,842	17,170	15,426	121	79,239
Total loans individually evaluated for impairment	10,430	21,250	34,157	17,170	15,426	121	98,554
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	9,569	105,542	43	601	—	—	115,755
Total recorded investment	$2,241,613	$3,904,011	$6,841,381	$425,940	$1,632,204	$48,786	$15,093,935
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$20,795	$—	$—	$—	$20,795
Impaired loans with no allowance recorded	17,459	28,028	42,261	26,057	32,289	10,695	156,789
Total loans individually evaluated for impairment	17,459	28,028	63,056	26,057	32,289	10,695	177,584
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	12,619	128,440	3,146	720	—	—	144,925
Total unpaid principal balance	$2,251,692	$3,933,687	$6,873,383	$434,946	$1,649,067	$59,360	$15,202,135
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$5,606	$—	$—	$—	$5,606
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	5,606	—	—	—	5,606
Loans collectively evaluated for impairment	13,884	16,135	76,919	5,500	19,599	776	132,813
Loans acquired with deteriorated credit quality	—	1,629	2	—	—	—	1,631
Total allowance for credit losses	$13,884	$17,764	$82,527	$5,500	$19,599	$776	$140,050

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
During the three months ended September 30, 2018, the Company had four new TDR loans with a recorded investment of $2.8 million and two new TDR loans during the three months ended September 30, 2017 with a recorded investment of $1.9 million. During the nine months ended September 30, 2018, the Company had eleven new TDR loans with a recorded investment of $34.4 million and three new TDR loans with a recorded investment of $6.8 million during the nine months ended September 30, 2017. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDRs.
During the three and nine months ended September 30, 2018, there were no TDR loans for which there was a payment default. During the three months ended September 30, 2017, there was one CRE, non-owner occupied TDR loan with a recorded investment of $0.1 million for which there was a payment default. During the nine months ended September 30, 2017, there were three TDR loans with a recorded investment of $0.5 million for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At September 30, 2018, commitments outstanding on TDR loans totaled $0.3 million. There were no loan commitments outstanding on TDR loans at December 31, 2017.
Loan Purchases and Sales
For the three months ended September 30, 2018 and 2017, secondary market loan purchases totaled $482.8 million and $216.8 million, respectively. For the nine months ended September 30, 2018 and 2017, secondary market loan purchases totaled $1.01 billion and $666.8 million, respectively. For 2018, these purchased loans consisted of $511.5 million of commercial and industrial loans, $471.7 million of residential real estate loans, and $27.1 million of construction loans. For 2017, these purchased loans consisted of $520.4 million of commercial and industrial loans and $146.4 million of residential real estate loans.
During the three months ended September 30, 2018, the Company sold loans which primarily consisted of commercial and industrial loans with a carrying value of $12.4 million and recognized a net gain of $1.0 million. During the three months ended September 30, 2017, the Company sold commercial and industrial loans with a carrying value of $41.3 million and did not recognize a significant net gain or loss on the sales. During the nine months ended September 30, 2018, the Company sold loans which primarily consisted of commercial and industrial loans with a carrying value of $46.5 million and recognized a gain of $2.4 million on the sales. During the nine months ended September 30, 2017, the Company sold loans, which consisted primarily of commercial and industrial loans with a carrying value of $50.5 million and recognized a loss of $0.1 million on the sales.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$31,145	$(3,604)	$27,541
Proceeds from sale of other real estate owned and repossessed assets, net	(1,093)	401	(692)
Charitable contribution (1)	(6,895)	—	(6,895)
Valuation adjustments, net	—	—	—
Gains (losses), net (2)	74	—	74
Balance, end of period	$23,231	$(3,203)	$20,028

	2017
Balance, beginning of period	$35,037	$(4,049)	$30,988
Transfers to other assets acquired through foreclosure, net	430	—	430
Proceeds from sale of other real estate owned and repossessed assets, net	(2,491)	330	(2,161)
Valuation adjustments, net	—	(343)	(343)
Gains (losses), net (2)	78	—	78
Balance, end of period	$33,054	$(4,062)	$28,992

	Nine Months Ended September 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(9,634)	841	(8,793)
Charitable contribution (1)	(6,895)	—	(6,895)
Valuation adjustments, net	—	(32)	(32)
Gains (losses), net (3)	1,464	—	1,464
Balance, end of period	$23,231	$(3,203)	$20,028

	2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,129)	2,381	(20,748)
Valuation adjustments, net	—	(120)	(120)
Gains (losses), net (3)	233	—	233
Balance, end of period	$33,054	$(4,062)	$28,992

(1)	Represents a contribution of OREO property to the Company's charitable foundation. See Note 16. Related Party Transactions for further discussion.

(2)	There were no net gains related to initial transfers to other assets during the three months ended September 30, 2018 and 2017, respectively.

(3)	There were $1.0 million and $0.1 million in net gains related to initial transfers to other assets during the nine months ended September 30, 2018 and 2017, respectively.
At September 30, 2018 and 2017, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 12 properties at September 30, 2018, compared to 19 at December 31, 2017, and 20 at September 30, 2017.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Short-Term:
FHLB advances	$—	$390,000
Total short-term borrowings	$—	$390,000
The Company maintains other lines of credit with correspondent banks totaling $306.0 million. These lines of credit are unsecured, of which $45.0 million have a floating interest rate of one-month LIBOR plus 3.25% and $261.0 million have a rate equivalent to the federal funds effective rate. As of September 30, 2018 and December 31, 2017, there were no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At September 30, 2018, the Company had no short-term FHLB overnight advances. At December 31, 2017, short-term FHLB advances of $390.0 million had an interest rate of 1.41%.
Other short-term borrowing sources available to the Company include Federal funds purchased from correspondent banks and customer repurchase agreements. Federal funds purchased have a rate equivalent to the federal funds effective rate plus 0.10% to 0.20% and customer repurchase agreements have an average rate of 0.15%. There were no outstanding balances on Federal funds purchased as of September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, customer repurchase agreements totaled $21.0 million and $26.0 million, respectively.
As of September 30, 2018 and December 31, 2017, the Company had additional available credit with the FHLB of approximately $2.84 billion and $1.91 billion, respectively, and with the FRB of approximately $1.40 billion and $1.11 billion, respectively.

6. QUALIFYING DEBT
Subordinated Debt
The Parent has $175.0 million of subordinated debentures, which were recorded net of issuance costs of $5.5 million, and mature July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The debentures have a fixed interest rate of 6.25% per annum.
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $290.8 million and $308.6 million at September 30, 2018 and December 31, 2017, respectively.
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
The carrying value of junior subordinated debt was $68.3 million at each of the periods ended September 30, 2018 and December 31, 2017, respectively. The weighted average interest rate of all junior subordinated debt as of September 30, 2018 was 4.74%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.03% at December 31, 2017.

7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period. Stock grants made to non-employee WAL directors in 2018 became fully vested at June 30, 2018. The Company estimates the compensation expense for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2018 was $0.7 million and $23.7 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2018, the Company recognized $3.4 million and $12.4 million, respectively, in stock-based compensation expense related to all restricted stock award grants, compared to $2.7 million and $11.3 million for the three and nine months ended September 30, 2017, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and nine months ended September 30, 2018, however expense is still being recognized for the grants made in 2016 and 2017 as they also have a three-year vesting period. For the three and nine months ended September 30, 2018, the Company recognized $0.6 million and $1.9 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.8 million and $1.6 million for the three and nine months ended September 30, 2017, respectively.
Performance Stock Units
The Company grants members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2018, the Company recognized $1.5 million and $4.8 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.9 million and $4.5 million for the three and nine months ended September 30, 2017, respectively.
The three-year performance period for the 2015 grant ended on December 31, 2017, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management members were entitled to the maximum award of 202,074 shares, which was paid out in the first quarter of 2018.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2018, the Company purchased treasury shares of 18,402 and 201,354, respectively, at a weighted average price of $57.81 and $58.91 per share, respectively. During the three and nine months ended September 30, 2017, the Company purchased treasury shares of 64,705 and 266,883, respectively, at a weighted average price of $51.82 and $51.10 per share, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding (losses) gains on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, June 30, 2018	$(61,859)	$446	$9,954	$144	$(51,315)
Other comprehensive (loss) income before reclassifications	(22,462)	(12)	(2,028)	—	(24,502)
Amounts reclassified from AOCI	5,454	—	—	—	5,454
Net current-period other comprehensive (loss) income	(17,008)	(12)	(2,028)	—	(19,048)
Balance, September 30, 2018	$(78,867)	$434	$7,926	$144	$(70,363)

Balance, June 30, 2017	$(449)	$157	$6,638	$144	$6,490
Other comprehensive income (loss) before reclassifications	1,116	114	641	—	1,871
Amounts reclassified from AOCI	(197)	—	—	—	(197)
Net current-period other comprehensive income (loss)	919	114	641	—	1,674
Balance, September 30, 2017	$470	$271	$7,279	$144	$8,164

	Nine Months Ended September 30,
	Unrealized holding (losses) gains on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive (loss) income before reclassifications	(71,765)	(35)	186	—	(71,614)
Amounts reclassified from AOCI	5,454	—	—	—	5,454
Net current-period other comprehensive (loss) income	(66,311)	(35)	186	—	(66,160)
Balance, September 30, 2018	$(78,867)	$434	$7,926	$144	$(70,363)

Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income (loss) before reclassifications	15,947	150	(2,677)	—	13,420
Amounts reclassified from AOCI	(561)	—	—	—	(561)
Net current-period other comprehensive income (loss)	15,386	150	(2,677)	—	12,859
Balance, September 30, 2017	$470	$271	$7,279	$144	$8,164

(1)	As adjusted for adoption of ASU 2016-01 and ASU 2018-02, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
The following table presents reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2018	2017	2018	2017
	(in thousands)
(Loss) gain on sales of investment securities, net	$(7,232)	$319	$(7,232)	$907
Income tax expense (benefit)	1,778	(122)	1,778	(346)
Net of tax	$(5,454)	$197	$(5,454)	$561

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
As of September 30, 2018, December 31, 2017, and September 30, 2017, the Company does not have any outstanding cash flow hedges.
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
Derivatives Not Designated in Hedge Relationships

Management also enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, and forward window contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate swaps are used to manage long-term interest rate risk.

As of each of the periods ended September 30, 2018, December 31, 2017, and September 30, 2017, derivatives not designated as hedging instruments were in a net asset position of $0.2 million. For the three months ended September 30, 2018 and 2017, net changes in the fair value related to these derivative contracts totaled $1.1 million and $0.8 million, respectively, and $3.5 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively, and are included as part of Foreign currency income in the Consolidated Income Statements.

As of September 30, 2018 and December 31, 2017, the following amounts are reflected in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	September 30, 2018		December 31, 2017
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Amount of the Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Amount of the Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$635,184	$1,997	$699,452	$41,919
Qualifying debt	(290,801)	28,160	(308,608)	9,959

(1)	Included in the carrying value of the hedged assets/(liabilities).

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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of September 30, 2018, December 31, 2017, and September 30, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	September 30, 2018			December 31, 2017			September 30, 2017
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$971,408	$7,883	$38,040	$993,432	$1,703	$53,581	$1,016,694	$1,656	$59,346
Total	971,408	7,883	38,040	993,432	1,703	53,581	1,016,694	1,656	59,346
Netting adjustments (1)	—	6,119	6,119	—	896	896	—	1,588	1,588
Net derivatives in the balance sheet	$971,408	$1,764	$31,921	$993,432	$807	$52,685	$1,016,694	$68	$57,758

Derivatives not designated as hedging instruments:
Foreign currency contracts (2)	$47,349	$1,003	$841	$85,335	$1,232	$983	$68,122	$494	$291
Interest rate swaps	2,348	92	92	36,969	776	776	35,578	641	641
Total	$49,697	$1,095	$933	$122,304	$2,008	$1,759	$103,700	$1,135	$932

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

(2)	Prior period derivative asset / liability netting adjustments have been made to conform to current presentation.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $34.7 million at September 30, 2018, $53.6 million at December 31, 2017, and $59.3 million at September 30, 2017.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$5,802	$893	$945
Collateral posted by this counterparty	—	—	—
Derivative liability with this counterparty	9,567	40,340	44,053
Collateral pledged to this counterparty	22,179	60,476	65,051
Net exposure after netting adjustments and collateral	$—	$—	$—
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of September 30, 2018, December 31, 2017, and September 30, 2017 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $31.9 million, $52.7 million, and $57.8 million, respectively. As of September 30, 2018, the Company was in an over-collateralized net position of $17.7 million after considering $52.4 million of collateral held in the form of cash and securities. As of December 31, 2017 and September 30, 2017, the Company was in an over-collateralized position of $25.0 million and $25.1 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Weighted average shares - basic	104,768	104,221	104,664	104,124
Dilutive effect of stock awards	680	721	734	817
Weighted average shares - diluted	105,448	104,942	105,398	104,941
Net income	$111,123	$82,844	$316,702	$236,146
Earnings per share - basic	1.06	0.79	3.03	2.27
Earnings per share - diluted	1.05	0.79	3.00	2.25
The Company had no anti-dilutive stock options outstanding at each of the periods ended September 30, 2018 and 2017.

11. INCOME TAXES
The effective tax rate was 6.32% and 29.64% for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company's effective tax rate was 14.48% and 27.89%, respectively. The decrease in the effective tax rate from the three and nine months ended September 30, 2017 is due primarily to the decrease in the Federal statutory rate effective in 2018 and management's decision during the quarter to carryback its 2017 federal NOLs. These federal NOLs resulted from the acceleration of deductions into and deferral of revenue from 2017. As the federal income tax rate was higher in the years to which the carryback is applicable, a larger tax benefit results from the decision to carryback the 2017 federal NOLs, rather than carryforward these losses to future taxable years.
As of September 30, 2018, the net deferred tax asset was $43.5 million, an increase of $37.7 million from December 31, 2017. This overall increase in the net deferred tax asset was primarily the result of the deferral of WAB's dividend from the real estate investment trust from 2017 to 2018 and decreases in the fair market value of AFS securities, which were not fully offset by the utilization of NOL and credit carryovers.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $43.5 million at September 30, 2018 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2018 and December 31, 2017, the Company had no deferred tax valuation allowance.
As of September 30, 2018, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $49.8 million for which an ending deferred tax asset of $6.3 million has been recorded reflecting the expected benefit of these federal NOL carryovers remaining. The Company also has varying gross amounts of state NOL carryovers, primarily with California and Arizona. The ending gross California and Arizona NOL carryovers totaled approximately $7.3 million and $5.0 million, respectively. A deferred tax asset of $1.1 million has been recorded to reflect the expected benefit of all state NOL carryovers remaining.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC total $295.1 million and $267.0 million as of September 30, 2018 and December 31, 2017, respectively. Unfunded LIHTC obligations are included as part of other liabilities in the Consolidated Balance Sheets and total $139.4 million and $151.3 million as of September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, $9.0 million and $6.8 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the nine months ended September 30, 2018 and 2017, $26.5 million and $19.5 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $594,074 at September 30, 2018 and $364,638 at December 31, 2017	$6,798,062	$5,851,158
Credit card commitments and financial guarantees	218,993	153,752
Standby letters of credit, including unsecured letters of credit of $16,940 at September 30, 2018 and $11,664 at December 31, 2017	216,636	161,966
Total	$7,233,691	$6,166,876
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $7.6 million and $6.2 million as of September 30, 2018 and December 31, 2017, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2018 and December 31, 2017, CRE related loans accounted for approximately 50% and 52% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 37% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2018 and December 31, 2017, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.8 million for each of the three months ended September 30, 2018 and 2017 was included in Occupancy expense in these Unaudited Consolidated Financial Statements. For the nine months ended September 30, 2018 and 2017, total rent expense was $8.1 million and $8.2 million, respectively.

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
For the three and nine months ended September 30, 2018 and 2017, gains and losses from fair value changes on junior subordinated debt and trading securities were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Changes Included in OCI
	(in thousands)
Three Months Ended September 30, 2018
Junior subordinated debt	$(2,689)	$—	$1,056	$1,056	$(2,028)
Nine Months Ended September 30, 2018
Junior subordinated debt	$247	$—	$2,979	$2,979	$186
Three Months Ended September 30, 2017
Junior subordinated debt	$1,035	$—	$(835)	$(835)	$641
Nine Months Ended September 30, 2017
Trading securities	$—	$9	$—	$9	$—
Junior subordinated debt	(4,327)	—	(2,376)	(2,376)	(2,677)
Total	$(4,327)	$9	$(2,376)	$(2,367)	$(2,677)
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
AFS securities: Securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.
Equity securities: Preferred stock and CRA investments are reported at fair value utilizing Level 1 inputs.
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
As of September 30, 2018, the Company estimates the discount rate at 6.20%, which represents an implied credit spread of 3.80% plus three-month LIBOR (2.40%). As of December 31, 2017, the Company estimated the discount rate at 5.61%, which was a 3.92% credit spread plus three-month LIBOR (1.69%).

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2018
Assets:
Available-for-sale debt securities
CDO	$—	$19,148	$—	$19,148
Commercial MBS issued by GSEs	—	100,943	—	100,943
Corporate debt securities	—	99,384	—	99,384
Private label residential MBS	—	855,942	—	855,942
Residential MBS issued by GSEs	—	1,450,059	—	1,450,059
Tax-exempt	—	504,907	—	504,907
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	45,601	—	45,601
U.S. treasury securities	—	2,475	—	2,475
Total AFS debt securities	$—	$3,107,076	$—	$3,107,076
Equity securities
CRA investments	50,744	—	—	50,744
Preferred stock	121,550	—	—	121,550
Total equity securities	$172,294	$—	$—	$172,294
Derivative assets (1)	$—	$8,978	$—	$8,978
Liabilities:
Junior subordinated debt (2)	$—	$—	$55,987	$55,987
Derivative liabilities (1)	—	38,973	—	38,973

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $1,997 and the net carrying value of subordinated debt is increased by $28,160 as of September 30, 2018 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

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
For the three and nine months ended September 30, 2018 and 2017, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$(53,298)	$(55,772)	$(56,234)	$(50,410)
Change in fair value	(2,689)	1,035	247	(4,327)
Ending balance	$(55,987)	$(54,737)	$(55,987)	$(54,737)

For Level 3 liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$55,987	Discounted cash flow	Implied credit rating of the Company	6.20%

	December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$56,234	Discounted cash flow	Implied credit rating of the Company	5.61%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2018 and December 31, 2017 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2018;
Impaired loans with specific valuation allowance	$2,430	$—	$—	$2,430
Impaired loans without specific valuation allowance (1)	81,445	—	—	81,445
Other assets acquired through foreclosure	20,028	—	—	20,028
As of December 31, 2017:
Impaired loans with specific valuation allowance	$13,709	$—	$—	$13,709
Impaired loans without specific valuation allowance (1)	63,607	—	—	63,607
Other assets acquired through foreclosure	28,540	—	—	28,540

(1)	Net of loan balances with charge-offs of $40.5 million and $15.6 million as of September 30, 2018 and December 31, 2017, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$83,875	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	20,028	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$77,316	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	28,540	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $83.9 million and $77.3 million at September 30, 2018 and December 31, 2017, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $3.6 million and $19.3 million at September 30, 2018 and December 31, 2017, respectively, which was reduced by a specific valuation allowance of $1.2 million and $5.6 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $20.0 million and $28.5 million of such assets at September 30, 2018 and December 31, 2017, respectively.
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
For the three and nine months ended September 30, 2018 and 2017, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of September 30, 2018 and 2017.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Federal funds sold	$70,000	$—	$70,000	$—	$70,000
Investment securities:
HTM	288,290	—	279,033	—	279,033
AFS	3,107,076	—	3,107,076	—	3,107,076
Equity	172,294	172,294	—	—	172,294
Derivative assets	8,978	—	8,978	—	8,978
Loans, net	16,582,754	—	15,964,980	83,875	16,048,855
Accrued interest receivable	88,847	—	88,847	—	88,847
Financial liabilities:
Deposits	$18,908,580	$—	$18,918,956	$—	$18,918,956
Customer repurchase agreements	20,969	—	20,969	—	20,969
Qualifying debt	359,082	—	328,448	67,013	395,461
Derivative liabilities	38,973	—	38,973	—	38,973
Accrued interest payable	14,268	—	14,268	—	14,268

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$255,050	$—	$256,314	$—	$256,314
AFS	3,499,519	103,812	3,395,707	—	3,499,519
Derivative assets	3,711	—	3,711	—	3,711
Loans, net	14,953,885	—	14,577,010	77,316	14,654,326
Accrued interest receivable	85,517	—	85,517	—	85,517
Financial liabilities:
Deposits	$16,972,532	$—	$16,980,066	$—	$16,980,066
Customer repurchase agreements	26,017	—	26,017	—	26,017
FHLB advances	390,000	—	390,000	—	390,000
Qualifying debt	376,905	—	336,803	67,210	404,013
Derivative liabilities	55,340	—	55,340	—	55,340
Accrued interest payable	16,366	—	16,366	—	16,366
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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2018 and December 31, 2017 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at September 30, 2018 and December 31, 2017.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2018	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,334.2	$2.0	$8.5	$2.1	$1.8
Loans, net of deferred loan fees and costs	16,732.8	3,593.5	1,936.7	2,116.3	1,332.3
Less: allowance for credit losses	(150.0)	(33.1)	(18.6)	(20.2)	(11.3)
Total loans	16,582.8	3,560.4	1,918.1	2,096.1	1,321.0
Other assets acquired through foreclosure, net	20.0	1.7	14.1	—	—
Goodwill and other intangible assets, net	299.5	—	23.2	—	155.8
Other assets	939.6	46.3	58.0	15.1	18.8
Total assets	$22,176.1	$3,610.4	$2,021.9	$2,113.3	$1,497.4
Liabilities:
Deposits	$18,908.6	$5,331.7	$3,847.3	$2,550.7	$1,951.5
Borrowings and qualifying debt	359.1	—	—	—	—
Other liabilities	420.0	13.5	16.3	1.9	12.3
Total liabilities	19,687.7	5,345.2	3,863.6	2,552.6	1,963.8
Allocated equity:	2,488.4	439.8	270.7	242.4	308.7
Total liabilities and stockholders' equity	$22,176.1	$5,785.0	$4,134.3	$2,795.0	$2,272.5
Excess funds provided (used)	—	2,174.6	2,112.4	681.7	775.1

Income Statement:
Three Months Ended September 30, 2018	(in thousands)
Net interest income	$234,038	$56,701	$37,933	$29,572	$23,825
Provision for (recovery of) credit losses	6,000	(297)	(38)	1,467	482
Net interest income after provision for credit losses	228,038	56,998	37,971	28,105	23,343
Non-interest income	4,418	2,230	2,573	931	2,312
Non-interest expense	(113,841)	(23,231)	(16,471)	(14,332)	(13,207)
Income (loss) before income taxes	118,615	35,997	24,073	14,704	12,448
Income tax expense (benefit)	7,492	8,999	5,055	4,117	3,486
Net income	$111,123	$26,998	$19,018	$10,587	$8,962

Nine Months Ended September 30, 2018	(in thousands)
Net interest income	$672,366	$169,233	$109,898	$85,038	$69,081
Provision for (recovery of) credit losses	17,000	1,655	(2,005)	1,921	2,043
Net interest income after provision for credit losses	655,366	167,578	111,903	83,117	67,038
Non-interest income	29,505	5,902	8,585	2,898	7,281
Non-interest expense	(314,538)	(67,154)	(46,486)	(42,470)	(39,139)
Income (loss) before income taxes	370,333	106,326	74,002	43,545	35,180
Income tax expense (benefit)	53,631	26,644	15,634	12,288	9,938
Net income	$316,702	$79,682	$58,368	$31,257	$25,242

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2018
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,319.8
Loans, net of deferred loan fees and costs	202.1	1,520.2	1,106.5	1,435.4	3,483.2	6.6
Less: allowance for credit losses	(1.9)	(14.4)	(9.9)	(7.3)	(33.2)	(0.1)
Total loans	200.2	1,505.8	1,096.6	1,428.1	3,450.0	6.5
Other assets acquired through foreclosure, net	—	—	—	—	—	4.2
Goodwill and other intangible assets, net	—	—	120.4	0.1	—	—
Other assets	1.0	19.2	5.4	6.8	23.8	745.2
Total assets	$201.2	$1,525.0	$1,222.4	$1,435.0	$3,473.8	$5,075.7
Liabilities:
Deposits	$2,523.9	$—	$2,319.5	$—	$—	$384.0
Borrowings and qualifying debt	—	—	—	—	—	359.1
Other liabilities	1.7	10.1	0.1	(0.1)	85.4	278.8
Total liabilities	2,525.6	10.1	2,319.6	(0.1)	85.4	1,021.9
Allocated equity:	68.5	121.4	256.5	119.1	286.0	375.3
Total liabilities and stockholders' equity	$2,594.1	$131.5	$2,576.1	$119.0	$371.4	$1,397.2
Excess funds provided (used)	2,392.9	(1,393.5)	1,353.7	(1,316.0)	(3,102.4)	(3,678.5)

Income Statement:
Three Months Ended September 30, 2018	(in thousands)
Net interest income	$17,930	$3,683	$27,233	$13,557	$20,329	$3,275
Provision for (recovery of) credit losses	103	(553)	1,448	223	3,214	(49)
Net interest income after provision for credit losses	17,827	4,236	25,785	13,334	17,115	3,324
Non-interest income	215	159	2,836	—	549	(7,387)
Non-interest expense	(8,254)	(2,134)	(9,933)	(3,014)	(7,280)	(15,985)
Income (loss) before income taxes	9,788	2,261	18,688	10,320	10,384	(20,048)
Income tax expense (benefit)	2,251	521	4,298	2,374	2,388	(25,997)
Net income	$7,537	$1,740	$14,390	$7,946	$7,996	$5,949

Nine Months Ended September 30, 2018	(in thousands)
Net interest income	$49,335	$11,224	$74,615	$41,617	$58,813	$3,512
Provision for (recovery of) credit losses	285	(786)	5,355	2,006	6,573	(47)
Net interest income after provision for credit losses	49,050	12,010	69,260	39,611	52,240	3,559
Non-interest income	543	159	9,518	12	1,182	(6,575)
Non-interest expense	(24,090)	(6,386)	(29,666)	(7,419)	(19,193)	(32,535)
Income (loss) before income taxes	25,503	5,783	49,112	32,204	34,229	(35,551)
Income tax expense (benefit)	5,866	1,329	11,296	7,407	7,873	(44,644)
Net income	$19,637	$4,454	$37,816	$24,797	$26,356	$9,093

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2017	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,237.1	$2.1	$8.2	$2.1	$1.7
Loans, net of deferred loan fees and costs	15,093.9	3,323.7	1,844.8	1,934.7	1,275.5
Less: allowance for credit losses	(140.0)	(31.5)	(18.1)	(19.5)	(13.2)
Total loans	14,953.9	3,292.2	1,826.7	1,915.2	1,262.3
Other assets acquired through foreclosure, net	28.5	2.3	13.3	—	0.2
Goodwill and other intangible assets, net	300.7	—	23.2	—	156.5
Other assets	808.9	46.3	58.8	14.4	15.1
Total assets	$20,329.1	$3,342.9	$1,930.2	$1,931.7	$1,435.8
Liabilities:
Deposits	$16,972.5	$4,841.3	$3,951.4	$2,461.1	$1,681.7
Borrowings and qualifying debt	766.9	—	—	—	—
Other liabilities	360.0	11.6	20.9	3.2	11.9
Total liabilities	18,099.4	4,852.9	3,972.3	2,464.3	1,693.6
Allocated equity:	2,229.7	396.5	263.7	221.8	303.1
Total liabilities and stockholders' equity	$20,329.1	$5,249.4	$4,236.0	$2,686.1	$1,996.7
Excess funds provided (used)	—	1,906.5	2,305.8	754.4	560.9

Income Statement:
Three Months Ended September 30, 2017	(in thousands)
Net interest income (expense)	$201,583	$52,637	$36,310	$26,811	$21,932
Provision for (recovery of) credit losses	5,000	(289)	(2,044)	(58)	3,144
Net interest income (expense) after provision for credit losses	196,583	52,926	38,354	26,869	18,788
Non-interest income	10,456	1,265	2,354	971	1,796
Non-interest expense	(89,296)	(18,844)	(14,748)	(12,340)	(11,317)
Income (loss) before income taxes	117,743	35,347	25,960	15,500	9,267
Income tax expense (benefit)	34,899	13,857	9,086	6,517	3,897
Net income	$82,844	$21,490	$16,874	$8,983	$5,370

Nine Months Ended September 30, 2017	(in thousands)
Net interest income (expense)	$573,635	$145,839	$108,028	$81,087	$63,686
Provision for (recovery of) credit losses	12,250	109	(5,378)	(20)	4,238
Net interest income (expense) after provision for credit losses	561,385	145,730	113,406	81,107	59,448
Non-interest income	31,656	3,567	6,800	2,602	5,839
Non-interest expense	(265,543)	(55,388)	(45,733)	(38,063)	(36,188)
Income (loss) before income taxes	327,498	93,909	74,473	45,646	29,099
Income tax expense (benefit)	91,352	36,831	26,066	19,194	12,236
Net income	$236,146	$57,078	$48,407	$26,452	$16,863

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2017
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,223.0
Loans, net of deferred loan fees and costs	162.1	1,580.4	1,097.9	1,327.7	2,543.0	4.1
Less: allowance for credit losses	(1.6)	(15.6)	(11.4)	(4.0)	(25.0)	(0.1)
Total loans	160.5	1,564.8	1,086.5	1,323.7	2,518.0	4.0
Other assets acquired through foreclosure, net	—	—	—	—	—	12.7
Goodwill and other intangible assets, net	—	—	120.9	0.1	—	—
Other assets	0.9	17.9	6.0	5.9	15.5	628.1
Total assets	$161.4	$1,582.7	$1,213.4	$1,329.7	$2,533.5	$4,867.8
Liabilities:
Deposits	$2,230.4	$—	$1,737.6	$—	$—	$69.0
Borrowings and qualifying debt	—	—	—	—	—	766.9
Other liabilities	1.2	42.4	0.8	0.4	5.5	262.1
Total liabilities	2,231.6	42.4	1,738.4	0.4	5.5	1,098.0
Allocated equity:	59.4	126.5	244.1	108.3	206.0	300.3
Total liabilities and stockholders' equity	$2,291.0	$168.9	$1,982.5	$108.7	$211.5	$1,398.3
Excess funds provided (used)	2,129.6	(1,413.8)	769.1	(1,221.0)	(2,322.0)	(3,469.5)

Income Statement:
Three Months Ended September 30, 2017	(in thousands)
Net interest income (expense)	$13,746	$7,269	$20,415	$15,346	$16,933	$(9,816)
Provision for (recovery of) credit losses	40	91	(83)	1,116	4,416	(1,333)
Net interest income (expense) after provision for credit losses	13,706	7,178	20,498	14,230	12,517	(8,483)
Non-interest income	136	183	1,855	—	379	1,517
Non-interest expense	(7,011)	(2,053)	(8,824)	(1,905)	(5,286)	(6,968)
Income (loss) before income taxes	6,831	5,308	13,529	12,325	7,610	(13,934)
Income tax expense (benefit)	2,562	1,028	5,075	4,622	2,853	(14,598)
Net income	$4,269	$4,280	$8,454	$7,703	$4,757	$664

Nine Months Ended September 30, 2017	(in thousands)
Net interest income (expense)	$40,275	$21,242	$59,610	$42,337	$46,380	$(34,849)
Provision for (recovery of) credit losses	332	796	816	2,924	10,265	(1,832)
Net interest income (expense) after provision for credit losses	39,943	20,446	58,794	39,413	36,115	(33,017)
Non-interest income	417	415	5,689	—	1,632	4,695
Non-interest expense	(21,416)	(6,522)	(26,685)	(7,949)	(14,573)	(13,026)
Income (loss) before income taxes	18,944	14,339	37,798	31,464	23,174	(41,348)
Income tax expense (benefit)	7,104	4,424	14,175	11,799	8,690	(49,167)
Net income	$11,840	$9,915	$23,623	$19,665	$14,484	$7,819

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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
Three Months Ended September 30, 2018	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,267	$917	$1,967	$634	$905
Debit and credit card interchange (1)	1,834	284	381	171	992
Success fees (2)	675	—	—	—	—
Other income	84	29	34	7	18
Total revenue from contracts with customers	$7,860	$1,230	$2,382	$812	$1,915
Revenues outside the scope of ASC 606 (3)	(3,442)	1,000	191	119	397
Total non-interest income	$4,418	$2,230	$2,573	$931	$2,312

		Regional Segments
Nine Months Ended September 30, 2018	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$16,684	$2,826	$6,143	$2,053	$2,945
Debit and credit card interchange (1)	4,990	822	995	471	2,687
Success fees (2)	2,370	—	—	—	21
Other income	497	139	153	51	134
Total revenue from contracts with customers	$24,541	$3,787	$7,291	$2,575	$5,787
Revenues outside the scope of ASC 606 (3)	4,964	2,115	1,294	323	1,494
Total non-interest income	$29,505	$5,902	$8,585	$2,898	$7,281

	National Business Lines
Three Months Ended September 30, 2018	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$208	$—	$643	$—	$—	$(7)
Debit and credit card interchange (1)	6	—	—	—	—	—
Success fees (2)	—	—	675	—	—	—
Other income	1	—	—	—	—	(5)
Total revenue from contracts with customers	$215	$—	$1,318	$—	$—	$(12)
Revenues outside the scope of ASC 606 (3)	—	159	1,518	—	549	(7,375)
Total non-interest income	$215	$159	$2,836	$—	$549	$(7,387)

	National Business Lines
Nine Months Ended September 30, 2018	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$525	$—	$2,197	$—	$—	$(5)
Debit and credit card interchange (1)	15	—	—	—	—	—
Success fees (2)	—	—	2,349	—	—	—
Other income	3	—	—	—	1	16
Total revenue from contracts with customers	$543	$—	$4,546	$—	$1	$11
Revenues outside the scope of ASC 606 (3)	—	159	4,972	12	1,181	(6,586)
Total non-interest income	$543	$159	$9,518	$12	$1,182	$(6,575)

		Regional Segments
Three Months Ended September 30, 2017	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,248	$765	$1,952	$628	$1,011
Debit and credit card interchange (1)	1,250	232	246	138	634
Success fees (2)	701	—	—	—	102
Other income	127	61	(4)	32	34
Total revenue from contracts with customers	$7,326	$1,058	$2,194	$798	$1,781
Revenues outside the scope of ASC 606 (3)	3,130	207	160	173	15
Total non-interest income	$10,456	$1,265	$2,354	$971	$1,796

		Regional Segments
Nine Months Ended September 30, 2017	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$15,189	$2,095	$5,544	$1,749	$3,069
Debit and credit card interchange (1)	3,714	661	723	400	1,930
Success fees (2)	1,162	—	—	—	247
Other income	373	99	(4)	43	107
Total revenue from contracts with customers	$20,438	$2,855	$6,263	$2,192	$5,353
Revenues outside the scope of ASC 606 (3)	11,218	712	537	410	486
Total non-interest income	$31,656	$3,567	$6,800	$2,602	$5,839

	National Business Lines
Three Months Ended September 30, 2017	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$136	$—	$762	$—	$—	$(6)
Debit and credit card interchange (1)	—	—	—	—	—	—
Success fees (2)	—	—	599	—	—	—
Other income	—	—	—	—	—	4
Total revenue from contracts with customers	$136	$—	$1,361	$—	$—	$(2)
Revenues outside the scope of ASC 606 (3)	—	183	494	—	379	1,519
Total non-interest income	$136	$183	$1,855	$—	$379	$1,517

	National Business Lines
Nine Months Ended September 30, 2017	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$416	$—	$2,319	$—	$—	$(3)
Debit and credit card interchange (1)	—	—	—	—	—	—
Success fees (2)	—	—	915	—	—	—
Other income	1	—	3	—	113	11
Total revenue from contracts with customers	$417	$—	$3,237	$—	$113	$8
Revenues outside the scope of ASC 606 (3)	—	415	2,452	—	1,519	4,687
Total non-interest income	$417	$415	$5,689	$—	$1,632	$4,695

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of September 30, 2018. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.3 million at each of the periods ended September 30, 2018 and December 31, 2017 and are presented in Other assets in the Consolidated Balance Sheets.
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
On April 1, 2017, the Company hired an executive officer who was previously the Managing Partner of an external consulting firm that the Company actively uses for risk management services. Prior to joining the Company, the executive officer sold his interest in this external consulting firm and was paid with a combination of cash and a $1.0 million note, which as of September 30, 2018, was paid in full. Donations and other services to related parties, including sponsorships and expenses to this external consulting firm, totaled $8.7 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, total related party expenses of $8.7 million includes a donation to the Company's charitable foundation of $7.6 million, which consists of a non-cash donation of OREO property of $6.9 million and a cash donation of $0.7 million.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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

Financial Results Highlights for the Third Quarter of 2018

•	Net income of $111.1 million, compared to $82.8 million for the third quarter 2017

•	Diluted earnings per share of $1.05, compared to $0.79 per share for the third quarter 2017

•	Total loans of $16.73 billion, up $0.59 billion from June 30, 2018, and $1.64 billion from December 31, 2017

•	Total deposits of $18.91 billion, up $0.82 billion from June 30, 2018, and $1.94 billion from December 31, 2017

•	Net interest margin of 4.72%, compared to 4.65% in the third quarter 2017

•
Net operating revenue of $246.9 million constituting year-over-year growth of 16.6%, or $35.2 million, and an increase in operating non-interest expenses of 18.0%, or $16.0 million, for the third quarter 2017[1]

•	Operating PPNR of $141.9 million, up 15.6% from $122.7 million in the third quarter 2017[1]

•	Efficiency ratio of 46.6% in the third quarter 2018, compared to 40.1% in the third quarter 2017

•	Operating efficiency ratio of 41.5% in the third quarter 2018, compared to 40.0% in the third quarter 2017[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.26% of total assets, from 0.42% at September 30, 2017

•	Annualized net loan charge-offs to average loans outstanding of 0.08%, compared to 0.01% for the third quarter 2017

•	Tangible common equity ratio of 10.0%, compared to 9.4% at September 30, 2017[1]

•	Stockholders' equity of $2.49 billion, an increase of $96.7 million from June 30, 2018, and $258.7 million from December 31, 2017

•	Book value per common share of $23.51, an increase of 15.6% from $20.34 at September 30, 2017

•	Tangible book value per share, net of tax, of $20.70, an increase of 18.1% from $17.53 at September 30, 2017[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2018.
1 See Non-GAAP Financial Measures section beginning on page 68.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$111,123	$82,844	$316,702	$236,146
Earnings per share - basic	1.06	0.79	3.03	2.27
Earnings per share - diluted	1.05	0.79	3.00	2.25
Return on average assets	2.07%	1.71%	2.02%	1.70%
Return on average tangible common equity (1)	20.57	18.18	20.47	18.15
Net interest margin	4.72	4.65	4.67	4.63

(1)	See Non-GAAP Financial Measures section beginning on page 68.

	September 30, 2018	December 31, 2017
	(in thousands)
Total assets	$22,176,147	$20,329,085
Total loans, net of deferred loan fees and costs	16,732,765	15,093,935
Total deposits	18,908,580	16,972,532
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

	September 30, 2018	December 31, 2017
	(in thousands)
Non-accrual loans	$36,868	$43,925
Non-performing assets	99,463	114,939
Non-accrual loans to gross loans	0.22%	0.29%
Net charge-offs to average loans outstanding (1)	0.08	0.01

(1)	Annualized for the three months ended September 30, 2018. Actual year-to-date for the year ended December 31, 2017.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $22.18 billion at September 30, 2018 from $20.33 billion at December 31, 2017. The increase in total assets of $1.85 billion, or 9.1%, relates primarily to loan growth of $1.64 billion. Total loans increased by $1.64 billion, or 10.9%, to $16.73 billion as of September 30, 2018, compared to $15.09 billion as of December 31, 2017. The increase in loans from December 31, 2017 was driven by increases in commercial and industrial loans of $646.3 million, construction and land development loans of $475.4 million, and residential real estate loans of $401.1 million. Total deposits increased $1.94 billion, or 11.4%, to $18.91 billion as of September 30, 2018 from $16.97 billion as of December 31, 2017.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$265,216	$217,836	$47,380	$751,515	$617,054	$134,461
Interest expense	31,178	16,253	14,925	79,149	43,419	35,730
Net interest income	234,038	201,583	32,455	672,366	573,635	98,731
Provision for credit losses	6,000	5,000	1,000	17,000	12,250	4,750
Net interest income after provision for credit losses	228,038	196,583	31,455	655,366	561,385	93,981
Non-interest income	4,418	10,456	(6,038)	29,505	31,656	(2,151)
Non-interest expense	113,841	89,296	24,545	314,538	265,543	48,995
Income before provision for income taxes	118,615	117,743	872	370,333	327,498	42,835
Income tax expense	7,492	34,899	(27,407)	53,631	91,352	(37,721)
Net income	$111,123	$82,844	$28,279	$316,702	$236,146	$80,556
Earnings per share - basic	$1.06	$0.79	$0.27	$3.03	$2.27	$0.76
Earnings per share - diluted	$1.05	$0.79	$0.26	$3.00	$2.25	$0.75
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

The following table shows the components of operating PPNR for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total non-interest income	$4,418	$10,456	$29,505	$31,656
Less:
(Loss) gain on sales of investment securities, net (1)	(7,232)	319	(7,232)	907
Unrealized (losses) gains on assets measured at fair value, net (1)	(1,212)	—	(2,971)	(1)
Total operating non-interest income	12,862	10,137	39,708	30,750
Plus: net interest income	234,038	201,583	672,366	573,635
Net operating revenue	$246,900	$211,720	$712,074	$604,385
Total non-interest expense	$113,841	$89,296	$314,538	$265,543
Less:
Contribution to charitable foundation (2)	7,645	—	7,645	—
401(k) plan change and other miscellaneous items (2)	1,218	—	1,218	—
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(67)	266	(1,474)	(46)
Total operating non-interest expense	$105,045	$89,030	$307,149	$265,589
Operating pre-provision net revenue	$141,855	$122,690	$404,925	$338,796
Plus:
Non-operating revenue adjustments	(8,444)	319	(10,203)	906
Less:
Provision for credit losses	6,000	5,000	17,000	12,250
Non-operating expense adjustments	8,796	266	7,389	(46)
Income before provision for income taxes	118,615	117,743	370,333	327,498
Income tax expense	7,492	34,899	53,631	91,352
Net income	$111,123	$82,844	$316,702	$236,146

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-operational items.

(2)
The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-recurring items. See Note 16. Related Party Transactions for further information regarding the charitable contribution.

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

	September 30, 2018	December 31, 2017
	(dollars and shares in thousands)
Total stockholders' equity	$2,488,393	$2,229,698
Less: goodwill and intangible assets	299,553	300,748
Total tangible stockholders' equity	2,188,840	1,928,950
Plus: deferred tax - attributed to intangible assets	2,462	2,698
Total tangible common equity, net of tax	$2,191,302	$1,931,648

Total assets	$22,176,147	$20,329,085
Less: goodwill and intangible assets, net	299,553	300,748
Tangible assets	21,876,594	20,028,337
Plus: deferred tax - attributed to intangible assets	2,462	2,698
Total tangible assets, net of tax	$21,879,056	$20,031,035

Tangible equity ratio	10.0%	9.6%
Tangible common equity ratio	10.0	9.6
Common shares outstanding	105,861	105,487
Book value per share	$23.51	$21.14
Tangible book value per share, net of tax	20.70	18.31
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Total operating non-interest expense	$105,045	$89,030	$307,149	$265,589

Divided by:
Total net interest income	$234,038	$201,583	$672,366	$573,635
Plus:
Tax equivalent interest adjustment	6,003	10,837	17,668	30,966
Operating non-interest income	12,862	10,137	39,708	30,750
Net operating revenue - TEB	$252,903	$222,557	$729,742	$635,351

Operating efficiency ratio - TEB	41.5%	40.0%	42.1%	41.8%
Operating efficiency ratio - TEB adjusted (1)		41.0%		42.9%

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

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,488,393	$2,229,698
Less:
Non-qualifying goodwill and intangibles	296,980	296,421
Disallowed deferred tax asset	984	638
AOCI related adjustments	(78,289)	(9,496)
Unrealized gain on changes in fair value liabilities	11,872	7,785
Common Equity Tier 1	$2,256,846	$1,934,350
Divided by: Risk-weighted assets	$20,690,767	$18,569,608
Common Equity Tier 1 ratio	10.9%	10.4%

Common Equity Tier 1	$2,256,846	$1,934,350
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	159
Unrealized gain on changes in fair value liabilities	—	1,947
Tier 1 capital	$2,338,346	$2,013,744
Divided by: Tangible average assets	$21,286,259	$19,624,517
Tier 1 leverage ratio	11.0%	10.3%

Total Capital:
Tier 1 capital	$2,338,346	$2,013,744
Plus:
Subordinated debt	299,151	301,020
Qualifying allowance for credit losses	150,011	140,050
Other	7,617	6,174
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$456,779	$447,244

Total capital	$2,795,125	$2,460,988

Total capital ratio	13.5%	13.3%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$252,770	$222,004
Divided by:
Tier 1 capital	2,338,346	2,013,744
Plus: Allowance for credit losses	150,011	140,050
Total Tier 1 capital plus allowance for credit losses	$2,488,357	$2,153,794

Classified assets to Tier 1 capital plus allowance	10.2%	10.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$7,171,099	$100,312	5.77%	$6,330,760	$80,638	5.48%
CRE - non-owner-occupied	4,003,943	59,383	5.95	3,609,484	54,442	6.06
CRE - owner-occupied	2,259,137	30,407	5.50	2,032,664	25,238	5.24
Construction and land development	2,023,116	35,959	7.12	1,633,378	25,898	6.36
Residential real estate	656,492	7,800	4.75	351,517	4,151	4.72
Consumer	57,360	848	5.91	52,168	729	5.59
Total loans (1), (2), (3)	16,171,147	234,709	5.90	14,009,971	191,096	5.68
Securities:
Securities - taxable	2,738,621	19,277	2.82	2,778,404	17,399	2.50
Securities - tax-exempt	875,207	7,962	4.55	657,064	6,185	5.61
Total securities (1)	3,613,828	27,239	3.24	3,435,468	23,584	3.10
Other	549,499	3,268	2.38	845,852	3,156	1.49
Total interest earning assets	20,334,474	265,216	5.34	18,291,291	217,836	5.00
Non-interest earning assets
Cash and due from banks	143,996			132,285
Allowance for credit losses	(148,162)			(133,555)
Bank owned life insurance	168,821			166,430
Other assets	1,002,468			930,752
Total assets	$21,501,597			$19,387,203
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,938,180	$3,256	0.67%	$1,476,506	$1,066	0.29%
Savings and money market accounts	6,580,274	14,891	0.91	6,282,405	7,135	0.45
Time certificates of deposit	1,863,747	7,119	1.53	1,585,690	3,248	0.82
Total interest-bearing deposits	10,382,201	25,266	0.97	9,344,601	11,449	0.49
Short-term borrowings	28,471	118	1.66	31,671	96	1.21
Qualifying debt	359,133	5,794	6.45	375,276	4,708	5.02
Total interest-bearing liabilities	10,769,805	31,178	1.16	9,751,548	16,253	0.67
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,910,305			7,174,532
Other liabilities	360,790			336,939
Stockholders’ equity	2,460,697			2,124,184
Total liabilities and stockholders' equity	$21,501,597			$19,387,203
Net interest income and margin (4)		$234,038	4.72%		$201,583	4.65%
TCJA adjusted net interest margin (5)						4.53%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $6.0 million and $10.8 million for the three months ended September 30, 2018 and 2017, respectively.

(2)
Included in the yield computation are net loan fees of $12.5 million and accretion on acquired loans of $3.3 million for the three months ended September 30, 2018, compared to $9.4 million and $7.5 million for the three months ended September 30, 2017, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)
Prior period net interest margin is adjusted to include the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the taxable-equivalent adjustment, which reduced this adjustment to $5.4 million, in order to be comparable to the current period.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$6,887,005	$280,101	5.60%	$6,050,380	$224,985	5.35%
CRE - non-owner occupied	3,963,287	175,041	5.90	3,593,903	160,719	5.99
CRE - owner-occupied	2,247,891	87,656	5.31	2,016,840	75,895	5.27
Construction and land development	1,922,353	99,146	6.89	1,583,707	72,965	6.16
Residential real estate	505,908	18,494	4.87	315,488	11,125	4.70
Consumer	52,585	2,265	5.74	45,164	1,617	4.77
Total loans (1), (2), (3)	15,579,029	662,703	5.77	13,605,482	547,306	5.58
Securities:
Securities - taxable	2,805,128	57,700	2.74	2,445,846	44,684	2.44
Securities - tax-exempt	853,748	23,605	4.61	629,968	17,643	5.55
Total securities (1)	3,658,876	81,305	3.18	3,075,814	62,327	3.07
Other	453,031	7,507	2.21	745,049	7,421	1.33
Total interest earning assets	19,690,936	751,515	5.21	17,426,345	617,054	4.96
Non-interest earning assets
Cash and due from banks	143,787			138,395
Allowance for credit losses	(144,953)			(129,782)
Bank owned life insurance	168,412			165,692
Other assets	1,001,369			917,089
Total assets	$20,859,551			$18,517,739
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,806,921	$6,996	0.52%	$1,468,163	$2,858	0.26%
Savings and money market accounts	6,312,371	36,130	0.76	6,169,860	18,277	0.39
Time certificates of deposit	1,720,537	16,162	1.25	1,549,212	8,371	0.72
Total interest-bearing deposits	9,839,829	59,288	0.80	9,187,235	29,506	0.43
Short-term borrowings	263,249	3,403	1.72	58,749	374	0.85
Qualifying debt	363,556	16,458	6.04	370,795	13,539	4.87
Total interest-bearing liabilities	10,466,634	79,149	1.01	9,616,779	43,419	0.60
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,679,090			6,548,351
Other liabilities	351,193			315,453
Stockholders’ equity	2,362,634			2,037,156
Total liabilities and stockholders' equity	$20,859,551			$18,517,739
Net interest income and margin (4)		$672,366	4.67%		$573,635	4.63%
TCJA adjusted net interest margin (5)						4.51%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $17.7 million and $31.0 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Included in the yield computation are net loan fees of $33.4 million and accretion on acquired loans of $14.1 million for the nine months ended September 30, 2018, compared to $26.0 million and $21.0 million for the nine months ended September 30, 2017, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)
Prior period net interest margin is adjusted to include the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the taxable-equivalent adjustment, which reduced this adjustment to $15.3 million, in order to be comparable to the current period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 versus 2017			2018 versus 2017
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$11,755	$7,919	$19,674	$34,026	$21,090	$55,116
CRE - non-owner occupied	5,850	(909)	4,941	16,314	(1,992)	14,322
CRE - owner-occupied	3,048	2,121	5,169	9,010	2,751	11,761
Construction and land development	6,927	3,134	10,061	17,466	8,715	26,181
Residential real estate	3,624	25	3,649	6,961	408	7,369
Consumer	77	42	119	320	328	648
Total loans	31,281	12,332	43,613	84,097	31,300	115,397
Securities:
Securities - taxable	(280)	2,158	1,878	7,390	5,626	13,016
Securities - tax-exempt	1,985	(208)	1,777	6,187	(225)	5,962
Total securities	1,705	1,950	3,655	13,577	5,401	18,978
Other	(1,762)	1,874	112	(4,839)	4,925	86
Total interest income	31,224	16,156	47,380	92,835	41,626	134,461

Interest expense:
Interest bearing transaction accounts	$776	$1,414	$2,190	$1,312	$2,826	$4,138
Savings and money market	674	7,082	7,756	816	17,037	17,853
Time certificates of deposit	1,062	2,809	3,871	1,609	6,182	7,791
Short-term borrowings	(13)	35	22	2,644	385	3,029
Qualifying debt	(260)	1,346	1,086	(328)	3,247	2,919
Total interest expense	2,239	12,686	14,925	6,053	29,677	35,730

Net increase	$28,985	$3,470	$32,455	$86,782	$11,949	$98,731

(1)	Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2018, interest income was $265.2 million, an increase of $47.4 million, or 21.8%, compared to $217.8 million for the three months ended September 30, 2017. This increase was primarily the result of a $2.16 billion increase in the average loan balance which, together with the effect of the rising rate environment, drove a $43.6 million increase in loan interest income for the three months ended September 30, 2018. Interest income from investment securities increased by $3.7 million for the comparable period primarily due to an increase in the average investment balance of $178.4 million from September 30, 2017 as well as an increase in interest rates and mix. Average yield on interest earning assets increased to 5.34% for the three months ended September 30, 2018, compared to 5.00% for the same period in 2017, which was primarily the result of increased yields on loans and investment securities, attributable to the rising interest rate environment, partially offset by a decrease in the tax equivalent adjustment on tax-exempt loans and investment securities, which resulted from the TCJA.
For the nine months ended September 30, 2018, interest income was $751.5 million, an increase of $134.5 million, or 21.8%, compared to $617.1 million for the nine months ended September 30, 2017. This increase was primarily the result of a $1.97 billion increase in the average loan balance compared to the same period in the prior year which, together with the effect of the rising rate environment, drove a $115.4 million increase in loan interest income for the nine months ended September 30, 2018. Interest income from investment securities increased by $19.0 million for the comparable period primarily due to an increase in the average investment balance of $583.1 million from September 30, 2017 as well as an increase in interest rates and mix. Average yield on interest earning assets increased to 5.21% for the nine months ended September 30, 2018, compared to 4.96% for the same period in 2017, which was primarily the result of increased yields on loans and investment securities, attributable to the rising interest rate environment, partially offset by a decrease in the tax equivalent adjustment on tax-exempt loans and investment securities.

For the three months ended September 30, 2018, interest expense was $31.2 million, an increase of $14.9 million, or 91.8%, compared to $16.3 million for the three months ended September 30, 2017. Interest expense on deposits increased $13.8 million for the same period as average interest-bearing deposits increased $1.04 billion, resulting in a 48 basis point increase in average cost of interest-bearing deposits. Interest expense on short-term borrowings remained consistent for the three months ended September 30, 2018 and 2017, which is due to decrease of average short-term borrowings of $3.2 million that was offset by 45 basis point increase in average cost of short-term borrowings.
For the nine months ended September 30, 2018, interest expense was $79.1 million, an increase of $35.7 million, or 82.3%, compared to $43.4 million for the nine months ended September 30, 2017. Interest expense on deposits increased $29.8 million for the same period as average interest-bearing deposits increased $652.6 million, resulting in a 37 basis point increase in average cost of interest-bearing deposits. Interest expense on short-term borrowings increased by $3.0 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase is attributable to an increase in average short-term borrowings of $204.5 million due to utilization of FHLB overnight advances.
For the three months ended September 30, 2018, net interest income was $234.0 million, an increase of $32.5 million, or 16.1%, compared to $201.6 million for the three months ended September 30, 2017. The increase in net interest income reflects a $2.04 billion increase in average interest-earning assets, offset by an increase of $1.02 billion in average interest-bearing liabilities. The increase in net interest margin of 7 basis points to 4.72% is the result of increased yields on loans and investment securities, partially offset by higher deposit and funding costs, and a decrease in the tax equivalent adjustment on tax-exempt loans and securities for the three months ended September 30, 2018, compared to the same period in 2017. Adjusting net interest margin to include the effects of the TCJA results in TCJA adjusted net interest margin of 4.53% for the three months ended September 30, 2017.
For the nine months ended September 30, 2018, net interest income was $672.4 million, an increase of $98.7 million, or 17.2%, compared to $573.6 million for the nine months ended September 30, 2017. The increase in net interest income reflects a $2.26 billion increase in average interest-earning assets, offset by an $849.9 million increase in average interest-bearing liabilities. The increase in net interest margin of 4 basis points to 4.67% is the result of increased yields on loans and investment securities, partially offset by higher deposit and funding costs and a decrease in the tax equivalent adjustment on tax-exempt loans and securities for the nine months ended September 30, 2018, compared to the same period in 2017. Adjusting net interest margin to include the effects of the TCJA results in TCJA adjusted net interest margin of 4.51% for the nine months ended September 30, 2017.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended September 30, 2018, the provision for credit losses was $6.0 million compared to $5.0 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the provision for credit losses was $17.0 million, compared to $12.3 million for the nine months ended September 30, 2017. The provision increase was primarily due to organic growth in total loans of $2.21 billion from September 30, 2017. The Company defines its organic loans as those loans that have not been acquired in a transaction accounted for as a business combination. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of September 30, 2018 and December 31, 2017, the allowance for credit losses on PCI loans was $0.2 million and $1.6 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,267	$5,248	$19	$16,684	$15,189	$1,495
Card income	2,138	1,509	629	6,143	4,517	1,626
Income from equity investments	1,440	967	473	5,417	2,977	2,440
Lending related income and gains (losses) on sale of loans, net	1,422	97	1,325	3,447	746	2,701
Foreign currency income	1,092	756	336	3,475	2,630	845
Income from bank owned life insurance	868	975	(107)	2,963	2,896	67
(Loss) gain on sales of investment securities, net	(7,232)	319	(7,551)	(7,232)	907	(8,139)
Unrealized (losses) gains on assets measured at fair value, net	(1,212)	—	(1,212)	(2,971)	(1)	(2,970)
Other income	635	585	50	1,579	1,795	(216)
Total non-interest income	$4,418	$10,456	$(6,038)	$29,505	$31,656	$(2,151)
Total non-interest income for the three months ended September 30, 2018 compared to the same period in 2017, decreased by $6.0 million, or 57.7%. The decrease in non-interest income is due primarily to a net loss on sales of investment securities and unrealized losses on assets measured at fair value. The net loss on sales of investment securities of $7.2 million relate to sales of low yielding investment securities, which were replaced with investment securities with shorter durations and higher yields. Unrealized losses on assets measured at fair value of $1.2 million relate to fair value changes in the Company's equity securities. Due to adoption of ASU 2016-01, effective January 1, 2018, changes in the fair value of equity securities are recognized in net income rather than accumulated other comprehensive income. These decreases were partially offset by increases in lending related income of $1.3 million primarily related to a gain on a loan sale and card income of $0.6 million largely resulting from an increase in credit card interchange income.
Total non-interest income for the nine months ended September 30, 2018 compared same period in 2017, decreased by $2.2 million, or 6.8%. The decrease in non-interest income is due primarily to a net loss on sales of investment securities and unrealized losses on assets measured at fair value. The net loss on sales of investment securities of $7.2 million and unrealized losses on assets measured at fair value of $3.0 million are due to the same factors discussed in the above paragraph for the three months ended September 30, 2018. These decreases were partially offset by increases in lending related income and gains on sale of loans of $2.7 million and income from equity investments of $2.4 million resulting from increased warrant income.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$64,762	$52,747	$12,015	$188,680	$156,640	$32,040
Legal, professional, and directors' fees	7,907	6,038	1,869	21,856	23,324	(1,468)
Occupancy	7,406	7,507	(101)	21,671	21,328	343
Data processing	5,895	4,524	1,371	16,688	14,163	2,525
Deposit costs	4,848	2,904	1,944	11,888	6,778	5,110
Insurance	3,712	3,538	174	11,466	10,355	1,111
Business development	1,381	1,439	(58)	4,523	4,949	(426)
Card expense	1,282	966	316	3,305	2,558	747
Loan and repossessed asset expenses	1,230	1,263	(33)	2,830	3,639	(809)
Marketing	687	776	(89)	2,429	2,628	(199)
Intangible amortization	398	489	(91)	1,195	1,666	(471)
Net (gain) loss on sales / valuations of repossessed and other assets	(67)	266	(333)	(1,474)	(46)	(1,428)
Other expense	14,400	6,839	7,561	29,481	17,561	11,920
Total non-interest expense	$113,841	$89,296	$24,545	$314,538	$265,543	$48,995
Total non-interest expense for the three months ended September 30, 2018, compared to the same period in 2017, increased $24.5 million, or 27.5%. This increase primarily relates to salaries and employee benefits, other non-interest expense, deposit costs, legal, professional, and directors' fees, and data processing. Salaries and employee benefits have increased as the Company supports its continued growth. Full-time equivalent employees increased 7.3% from 1,673 at September 30, 2017, compared to 1,795 at September 30, 2018. The increase in other non-interest expense primarily relates to a $7.6 million donation to the Company's charitable foundation, which is further discussed in Note 16. Related Party Transactions. Deposits costs consist of fees to Promontory and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the three months ended September 30, 2018, compared to the same period in 2017, primarily relates to an increase in deposit earnings credits paid to account holders. The increase in legal, professional, and directors' fees largely relates to an increase in consulting fees. The increase in data processing fees relates to increased software costs.
Total non-interest expense for the nine months ended September 30, 2018, compared to the same period in 2017, increased $49.0 million, or 18.5%. This increase primarily relates to salaries and employee benefits, other expense, deposit costs and data processing. The increases in these non-interest expense items for nine months ended September 30, 2018 are due to the same factors discussed in the above paragraph for the three months ended September 30, 2018.
Income Taxes
The effective tax rate was 6.32% and 29.64% for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company's effective tax rate was 14.48% and 27.89%, respectively. The decrease in the effective tax rate from the three and nine months ended September 30, 2017 is due primarily to the decrease in the Federal statutory rate effective in 2018 and management's decision during the quarter to carryback its 2017 federal NOLs. These federal NOLs resulted from the acceleration of deductions into and deferral of revenue from 2017. As the federal income tax rate was higher in the years to which the carryback is applicable, a larger tax benefit results from the decision to carryback the 2017 federal NOLs, rather than carryforward these losses to future taxable years.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2018	(in millions)
Loans, net of deferred loan fees and costs	$16,732.8	$3,593.5	$1,936.7	$2,116.3	$1,332.3
Deposits	18,908.6	5,331.7	3,847.3	2,550.7	1,951.5

At December 31, 2017
Loans, net of deferred loan fees and costs	$15,093.9	$3,323.7	$1,844.8	$1,934.7	$1,275.5
Deposits	16,972.5	4,841.3	3,951.4	2,461.1	1,681.7

	(in thousands)
Three Months Ended September 30, 2018
Pre-tax income	$118,615	$35,997	$24,073	$14,704	$12,448

Nine Months Ended September 30, 2018
Pre-tax income	$370,333	$106,326	$74,002	$43,545	$35,180

Three Months Ended September 30, 2017
Pre-tax income	$117,743	$35,347	$25,960	$15,500	$9,267

Nine Months Ended September 30, 2017
Pre-tax income	$327,498	$93,909	$74,473	$45,646	$29,099

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2018	(in millions)
Loans, net of deferred loan fees and costs	$202.1	$1,520.2	$1,106.5	$1,435.4	$3,483.2	$6.6
Deposits	2,523.9	—	2,319.5	—	—	384.0

At December 31, 2017
Loans, net of deferred loan fees and costs	$162.1	$1,580.4	$1,097.9	$1,327.7	$2,543.0	$4.1
Deposits	2,230.4	—	1,737.6	—	—	69.0

	(in thousands)
Three Months Ended September 30, 2018
Pre-tax income	$9,788	$2,261	$18,688	$10,320	$10,384	$(20,048)

Nine Months Ended September 30, 2018
Pre-tax income	$25,503	$5,783	$49,112	$32,204	$34,229	$(35,551)

Three Months Ended September 30, 2017
Pre-tax income	$6,831	$5,308	$13,529	$12,325	$7,610	$(13,934)

Nine Months Ended September 30, 2017
Pre-tax income	$18,944	$14,339	$37,798	$31,464	$23,174	$(41,348)
BALANCE SHEET ANALYSIS
Total assets increased $1.85 billion, or 9.1%, to $22.18 billion at September 30, 2018, compared to $20.33 billion at December 31, 2017. The increase in total assets relates primarily to organic loan growth. Loans increased $1.64 billion, or 10.9%, to $16.73 billion at September 30, 2018, compared to $15.09 billion at December 31, 2017. The increase in loans from December 31, 2017 was driven by commercial and industrial loans of $646.3 million, construction and land development loans of $475.4 million, and residential real estate loans of $401.1 million.
Total liabilities increased $1.59 billion, or 8.8%, to $19.69 billion at September 30, 2018, compared to $18.10 billion at December 31, 2017. The increase in liabilities is due primarily to an increase in total deposits of $1.94 billion, or 11.4%, to $18.91 billion, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $258.7 million, or 11.6%, to $2.49 billion at September 30, 2018, compared to $2.23 billion at December 31, 2017. The increase in stockholders' equity relates primarily to net income for the nine months ended September 30, 2018, partially offset by a decrease in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
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

The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2018	December 31, 2017
	(in thousands)
Debt securities
CDO	$19,148	$21,857
Commercial MBS issued by GSEs	100,943	109,077
Corporate debt securities	99,384	103,483
Private label residential MBS	855,942	868,524
Residential MBS issued by GSEs	1,450,059	1,689,295
Tax-exempt	793,197	765,960
Trust preferred securities	28,617	28,617
U.S. government sponsored agency securities	45,601	61,462
U.S. treasury securities	2,475	2,482
Total debt securities	3,395,366	3,650,757
Equity securities
CRA investments	50,744	53,196
Preferred stock	121,550	50,616
Total equity securities	172,294	103,812
Total investment securities	$3,567,660	$3,754,569
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial and industrial	$7,487,725	$6,841,381
Commercial real estate - non-owner occupied	3,952,966	3,904,011
Commercial real estate - owner occupied	2,288,156	2,241,613
Construction and land development	2,107,631	1,632,204
Residential real estate	827,073	425,940
Consumer	69,214	48,786
Loans, net of deferred loan fees and costs	16,732,765	15,093,935
Allowance for credit losses	(150,011)	(140,050)
Total loans HFI	$16,582,754	$14,953,885
Net deferred loan fees and costs as of September 30, 2018 and December 31, 2017 total $31.0 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $3.3 million and $8.5 million as of September 30, 2018 and December 31, 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $8.7 million and $14.1 million as of September 30, 2018 and December 31, 2017, respectively. Credit marks were $17.2 million and $27.0 million as of September 30, 2018 and December 31, 2017, respectively.

Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2018 and December 31, 2017, CRE related loans accounted for approximately 50% and 52% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 37% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2018 and December 31, 2017, respectively.
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
Total non-performing loans decreased by $7.0 million, or 8.1%, at September 30, 2018 to $79.4 million from $86.4 million at December 31, 2017.

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Total non-accrual loans (1)	$36,868	$43,925
Loans past due 90 days or more on accrual status (2)	—	43
Accruing troubled debt restructured loans	42,567	42,431
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	79,435	86,399
Other impaired loans	46,134	12,155
Total impaired loans	$125,569	$98,554
Other assets acquired through foreclosure, net	$20,028	$28,540
Non-accrual loans to gross loans held for investment	0.22%	0.29%
Loans past due 90 days or more on accrual status to gross loans held for investment	—	0.00

(1)	Includes non-accrual TDR loans of $9.6 million and $10.1 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at December 31, 2017.
Interest income received on non-accrual loans was $0.6 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million for each of the nine months ended September 30, 2018 and 2017. Interest income that would have been recorded under the original terms of non-accrual loans was $0.6 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.8 million for each of the nine months ended September 30, 2018 and 2017.

The composition of non-accrual loans by loan type and by segment were as follows:

	September 30, 2018			December 31, 2017
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$23,977	65.03%	0.14%	$22,026	50.14%	0.15%
Commercial real estate	—	—	—	7,721	17.58	0.05
Construction and land development	—	—	—	5,979	13.61	0.04
Residential real estate	12,558	34.06	0.08	8,117	18.48	0.05
Consumer	333	0.90	—	82	0.19	0.00
Total non-accrual loans	$36,868	100.00%	0.22%	$43,925	100.00%	0.29%

	September 30, 2018		December 31, 2017
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$11,987	0.33%	$4,520	0.14%
Nevada	6,489	0.34	8,189	0.44
Southern California	8,344	0.39	8,140	0.42
Northern California	4,417	0.33	14,489	1.14
Technology and Innovation	5,149	0.47	7,389	0.67
Other NBLS	482	0.01	51	0.00
Corporate & Other	—	—	1,147	28.09
Total non-accrual loans	$36,868	0.22%	$43,925	0.29%
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
As of September 30, 2018 and December 31, 2017, the aggregate amount of loans classified as impaired was $125.6 million and $98.6 million, respectively. The total specific allowance for credit losses related to these loans was $1.2 million and $5.6 million at September 30, 2018 and December 31, 2017, respectively. The Company had $42.6 million in loans classified as accruing restructured loans at September 30, 2018 and December 31, 2017.
Impaired loans by segment at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Arizona	$37,156	$10,468
Nevada	34,682	46,730
Southern California	8,664	8,465
Northern California	5,088	14,489
Technology & Innovation	39,498	16,449
Other NBLs	481	51
Corporate & Other	—	1,902
Total impaired loans	$125,569	$98,554

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	September 30, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$76,185	60.68%	0.46%	$1,111	94.88%	0.74%
Commercial real estate	19,204	15.29	0.11	—	—	—
Construction and land development	9,128	7.27	0.05	—	—	—
Residential real estate	20,686	16.47	0.12	60	5.12	0.04
Consumer	366	0.29	—	—	—	—
Total impaired loans	$125,569	100.00%	0.75%	$1,171	100.00%	0.78%

	December 31, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$34,156	34.66%	0.23%	$5,606	100.00%	4.00%
Commercial real estate	31,681	32.15	0.21	—	—	—
Construction and land development	15,426	15.65	0.10	—	—	—
Residential real estate	17,170	17.42	0.11	—	—	—
Consumer	121	0.12	0.00	—	—	—
Total impaired loans	$98,554	100.00%	0.65%	$5,606	100.00%	4.00%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$147,083	$131,811	$140,050	$124,704
Provision charged to operating expense:
Commercial and industrial	5,652	7,192	13,022	11,752
Commercial real estate	(1,250)	(1,474)	(905)	2,327
Construction and land development	473	(619)	1,726	(1,727)
Residential real estate	832	(141)	2,804	(258)
Consumer	293	42	353	156
Total Provision	6,000	5,000	17,000	12,250
Recoveries of loans previously charged-off:
Commercial and industrial	(362)	(619)	(1,737)	(2,705)
Commercial real estate	(856)	(1,781)	(1,228)	(2,719)
Construction and land development	(24)	(226)	(1,420)	(1,011)
Residential real estate	(440)	(108)	(831)	(1,659)
Consumer	(11)	(33)	(35)	(83)
Total recoveries	(1,693)	(2,767)	(5,251)	(8,177)
Loans charged-off:
Commercial and industrial	4,610	2,921	10,904	6,166
Commercial real estate	—	175	233	1,994
Construction and land development	—	—	1	—
Residential real estate	46	—	1,038	447
Consumer	109	61	114	103
Total charged-off	4,765	3,157	12,290	8,710
Net charge-offs	3,072	390	7,039	533
Balance at end of period	$150,011	$136,421	$150,011	$136,421
Net charge-offs to average loans outstanding	0.08%	0.01%	0.06%	0.01%
Allowance for credit losses to gross loans	0.90	0.94
Allowance for credit losses to gross organic loans	0.97	1.06

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
September 30, 2018
Allowance for credit losses	$86,648	$31,585	$22,656	$8,075	$1,047	$150,011
Percent of total allowance for credit losses	57.8%	21.1%	15.0%	5.4%	0.7%	100.0%
Percent of loan type to total HFI loans	44.8	37.3	12.6	4.9	0.4	100.0
December 31, 2017
Allowance for credit losses	$82,527	$31,648	$19,599	$5,500	$776	$140,050
Percent of total allowance for credit losses	58.9%	22.6%	14.0%	3.9%	0.6%	100.0%
Percent of loan type to total HFI loans	45.2	40.8	10.9	2.8	0.3	100.0
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

	September 30, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	135	$133,555	60.86%	0.80%
Commercial real estate	44	73,415	33.46	0.44
Construction and land development	5	7,808	3.56	0.05
Residential real estate	4	4,363	1.99	0.03
Consumer	2	281	0.13	0.00
Total	190	$219,422	100.00%	1.32%

	December 31, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	166	$127,015	51.63%	0.84%
Commercial real estate	48	90,653	36.85	0.60
Construction and land development	5	18,471	7.51	0.12
Residential real estate	3	8,971	3.65	0.06
Consumer	10	880	0.36	0.01
Total	232	$245,990	100.00%	1.63%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$31,145	$(3,604)	$27,541
Proceeds from sale of other real estate owned and repossessed assets, net	(1,093)	401	(692)
Charitable contribution (1)	(6,895)	—	(6,895)
Valuation adjustments, net	—	—	—
Gains (losses), net (2)	74	—	74
Balance, end of period	$23,231	$(3,203)	$20,028

	2017
Balance, beginning of period	$35,037	$(4,049)	$30,988
Transfers to other assets acquired through foreclosure, net	430	—	430
Proceeds from sale of other real estate owned and repossessed assets, net	(2,491)	330	(2,161)
Valuation adjustments, net	—	(343)	(343)
Gains (losses), net (2)	78	—	78
Balance, end of period	$33,054	$(4,062)	$28,992

	Nine Months Ended September 30,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(9,634)	841	(8,793)
Charitable contribution (1)	(6,895)	—	(6,895)
Valuation adjustments, net	—	(32)	(32)
Gains (losses), net (3)	1,464	—	1,464
Balance, end of period	$23,231	$(3,203)	$20,028

	2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,129)	2,381	(20,748)
Valuation adjustments, net	—	(120)	(120)
Gains (losses), net (3)	233	—	233
Balance, end of period	$33,054	$(4,062)	$28,992

(1)	Represents a contribution of OREO property to the Company's charitable foundation. See Note 16. Related Party Transactions for additional information.

(2)	There were no gains related to initial transfers to other assets during the three months ended September 30, 2018 and 2017, respectively.

(3)	There were $1.0 million and $0.1 million in net gains related to initial transfers to other assets during the nine months ended September 30, 2018 and 2017, respectively.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $20.0 million, $28.5 million $29.0 million of such assets at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

At September 30, 2018 and 2017, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 12 properties at September 30, 2018, compared to 19 at December 31, 2017, and 20 at September 30, 2017.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $9.7 million at September 30, 2018, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2018 and 2017, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of September 30, 2018, the net deferred tax asset was $43.5 million, an increase of $37.7 million from December 31, 2017. This overall increase in the net deferred tax asset was primarily the result of the deferral of WAB's dividend from the real estate investment trust from 2017 to 2018 and decreases in the fair market value of AFS securities, which were not fully offset by the utilization of NOL and credit carryovers.
At September 30, 2018 and December 31, 2017, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $18.91 billion at September 30, 2018, from $16.97 billion at December 31, 2017, an increase of $1.94 billion, or 11.4%. The increase in deposits is attributable to an increase across all deposit types, with the largest increases in savings and money market deposits of $728.1 million and non-interest bearing deposits of $580.8 million from December 31, 2017.
At September 30, 2018 and December 31, 2017, the Company also has $395.0 million and $67.3 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $2.10 billion and $1.85 billion at September 30, 2018 and December 31, 2017, respectively. The Company incurred $4.6 million and $2.6 million in deposit related costs during the three months ended September 30, 2018 and 2017, and $11.2 million and $6.0 million in deposit related costs during the nine months ended September 30, 2018 and 2017, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2018		2017
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,938,180	0.67%	$1,476,506	0.29%
Savings and money market accounts	6,580,274	0.91	6,282,405	0.45
Time certificates of deposit	1,863,747	1.53	1,585,690	0.82
Total interest-bearing deposits	10,382,201	0.97	9,344,601	0.49
Non-interest-bearing demand deposits	7,910,305	—	7,174,532	—
Total deposits	$18,292,506	0.55%	$16,519,133	0.28%

	Nine Months Ended September 30,
	2018		2017
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,806,921	0.52%	$1,468,163	0.26%
Savings and money market accounts	6,312,371	0.76	6,169,860	0.39
Time certificates of deposit	1,720,537	1.25	1,549,212	0.72
Total interest-bearing deposits	9,839,829	0.80	9,187,235	0.43
Non-interest-bearing demand deposits	7,679,090	—	6,548,351	—
Total deposits	$17,518,919	0.45%	$15,735,586	0.25%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2018, total short-term borrowed funds consist of customer repurchase agreements of $21.0 million. At December 31, 2017, total short-term borrowed funds consisted of customer repurchase agreements of $26.0 million and FHLB advances of $390.0 million.
As of September 30, 2018 and December 31, 2017, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2018, the carrying value of qualifying debt was $359.1 million, compared to $376.9 million at December 31, 2017.

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
As of September 30, 2018 and December 31, 2017, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
September 30, 2018
WAL	$2,795,125	$2,338,346	$20,690,767	$21,286,259	13.5%	11.3%	11.0%	10.9%
WAB	2,600,646	2,293,018	20,728,621	21,316,035	12.5	11.1	10.8	11.1
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2017
WAL	$2,460,988	$2,013,744	$18,569,608	$19,624,517	13.3%	10.8%	10.3%	10.4%
WAB	2,299,919	2,003,745	18,664,200	19,541,990	12.3	10.7	10.3	10.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	September 30, 2018
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$261.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	—	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$306.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2018 are presented in the following table:

September 30, 2018
(in millions)
FHLB:
Borrowing capacity	$2,957.8
Outstanding borrowings	—
Letters of credit	120.5
Total available credit	$2,837.3

FRB:
Borrowing capacity	$1,400.6
Outstanding borrowings	—
Total available credit	$1,400.6
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2018, there was $3.10 billion in liquid assets, comprised of $700.6 million in cash, cash equivalents, and federal funds sold and $2.40 billion in unpledged marketable securities. At December 31, 2017, the Company maintained $2.89 billion in liquid assets, comprised of $416.8 million of cash, cash equivalents, and money market investments, and $2.48 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2018, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $396.3 million and $271.1 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the nine months ended September 30, 2018 and 2017 was $1.59 billion and $1.18 billion, respectively. There was a net decrease in investment securities for the nine months ended September 30, 2018 of $17.6 million, compared to a net increase of $965.3 million for the nine months ended September 30, 2017.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2018 and 2017, net deposits increased $1.94 billion and $2.35 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2018, the Company has $335.5 million of CDARS and $689.0 million of ICS deposits.
As of September 30, 2018, the Company has $395.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended September 30, 2018, WAB paid dividends to the Parent of $30.0 million. During the nine months ended September 30, 2018, the Parent contributed to $1.1 million to WAB and WAB and LVSP paid dividends to the

Parent of $50.0 million and $2.1 million, respectively. Subsequent to September 30, 2018, WAB paid dividends to the Parent of $30.0 million.
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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2018, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At September 30, 2018, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company’s net interest income exposure in the down-rate scenario was not within the Company’s guideline of (5.0)%. The breach is the result of the increase in short-term interest rates over the past two years, resulting from fed funds rate increases. These rate increases have improved yields on floating-rate assets, while the Company’s deposit costs have not increased materially; thus in a current down-rate scenario, the Company will not see the full impact of a rate decrease on its deposit costs while it will see that impact on floating-rate assets. The Board and ALCO have accepted the breach and believe that as deposit costs increase over time, interest expense will be more sensitive in a down-rate scenario, dampening the Company’s overall net interest income sensitivity.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$1,047,762	$1,151,814	$1,266,796	$1,384,087	$1,502,000	$1,620,583
Interest Expense	99,317	141,292	186,936	232,574	278,205	323,830
Net Interest Income	$948,445	$1,010,522	$1,079,860	$1,151,513	$1,223,795	$1,296,753
% Change	(6.1)%		6.9%	14.0%	21.1%	28.3%
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
At September 30, 2018, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2018:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$22,493,485	$22,024,201	$21,533,514	$21,093,827	$20,687,468	$20,310,242
Liabilities	18,040,521	17,605,935	17,259,400	16,961,757	16,701,599	16,470,932
Net Present Value	$4,452,964	$4,418,266	$4,274,114	$4,132,070	$3,985,869	$3,839,310
% Change	0.8%		(3.3)%	(6.5)%	(9.8)%	(13.1)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of September 30, 2018 and December 31, 2017:
Outstanding Derivatives Positions

September 30, 2018			December 31, 2017
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,021,105	$29,995	16.0	$1,115,736	$(51,629)	16.0

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	(a)	(b)	( c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2018 through 7/31/2018	16,725	$57.74	—	—
8/1/2018 through 8/31/2018	173	57.12	—	—
9/1/2018 through 9/30/2018	1,504	58.67	—	—
Total	18,402	$57.81	—	—

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

WESTERN ALLIANCE BANCORPORATION

October 30, 2018	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Executive Officer

October 30, 2018	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

October 30, 2018	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer