Form 10-K
period 2018-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2019-03-01
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $5.55 billion based on the June 30, 2018 closing price of said stock on the New York Stock Exchange ($56.61 per share).
As of February 22, 2019, Western Alliance Bancorporation had 105,296,854 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	FRA	Federal Reserve Act
ALCO	Asset and Liability Management Committee	FRB	Federal Reserve Bank
ALLL	Allowance for Loan and Lease Losses	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GLBA	Gramm-Leach-Bliley Act
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
ATM	At-the-Market	HFI	Held for Investment
Basel Committee	Basel Committee on Banking Supervision	HTM	Held-to-Maturity
Basel III	Banking Supervision's December 2010 final capital framework	ICS	Insured Cash Sweep Service
BHCA	Bank Holding Company Act of 1956	IRC	Internal Revenue Code
BOD	Board of Directors	ISDA	International Swaps and Derivatives Association
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offered Rate
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	LIHTC	Low-Income Housing Tax Credit
Capital Rules	The FRB, the OCC, and the FDIC 2013 approved final rules	MBS	Mortgage-Backed Securities
CCO	Chief Credit Officer	MOU	Memorandum of Understanding
CDARS	Certificate Deposit Account Registry Service	NBL	National Business Lines
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CECL	Current Expected Credit Loss	NPV	Net Present Value
CEO	Chief Executive Officer	NYSE	New York Stock Exchange
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CFPB	Consumer Financial Protection Bureau	OFAC	Office of Foreign Asset Control
CLO	Collateralized Loan Obligation	OREO	Other Real Estate Owned
CMO	Collateralized Mortgage Obligation	OTTI	Other-than-Temporary Impairment
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PCI	Purchased Credit Impaired
CRA	Community Reinvestment Act	PPNR	Pre-Provision Net Revenue
CRE	Commercial Real Estate	SBA	Small Business Administration
DIF	FDIC's Deposit Insurance Fund	SBIC	Small Business Investment Company
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBLF	Small Business Lending Fund
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental Executive Retirement Plan
EVE	Economic Value of Equity	SLC	Senior Loan Committee
Exchange Act	Securities Exchange Act of 1934, as amended	SOFR	Secured Overnight Funding Rate
FASB	Financial Accounting Standards Board	SSAE	Statement on Standards for Attestation Engagements
FCRA	Fair Credit Reporting Act of 1971	TDR	Troubled Debt Restructuring
FDIA	Federal Deposit Insurance Act	TEB	Tax Equivalent Basis
FDIC	Federal Deposit Insurance Corporation	TSR	Total Shareholder Return
FHLB	Federal Home Loan Bank	USDA	United States Department of Agriculture
FICO	The Financing Corporation	XBRL	eXtensible Business Reporting Language

Item 1.	Business.
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
Bank Subsidiary
At December 31, 2018, WAL has the following bank subsidiary:

Bank Name	Headquarters	Number of Locations	Location Cities	Total Assets	Net Loans	Deposits
				(in millions)
Western Alliance Bank	Phoenix, Arizona	47	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$23,138.4	$17,557.9	$19,496.3
			Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
			California: Beverly Hills, Carlsbad, Costa Mesa, La Mesa, Los Angeles, Menlo Park, Oakland, Palo Alto, Pleasanton, San Diego, San Francisco, and San Jose
			Other: Atlanta, Georgia; Boston, Massachusetts; and Reston, Virginia
WAB also has the following significant wholly-owned subsidiaries:

•	Western Alliance Business Trust holds certain investment securities, municipal and non-profit loans, and leases.

•	WA PWI, LLC holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.

•	BW Real Estate, Inc. operates as a real estate investment trust and holds certain real estate loans and related securities.

•	Helios Prime, Inc. holds certain equity interests in solar tax credit transactions.
Market Segments
The Company’s reportable segments are aggregated based primarily on geographic location, services offered, and markets served. The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately within the Company's core market areas. The Corporate & Other segment consists of the Company's investment portfolio, corporate borrowings and other related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
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
Commercial and Industrial: Commercial and industrial loans include working capital lines of credit, inventory and accounts receivable lines, mortgage warehouse lines, equipment loans and leases, and other commercial loans. Loans to technology companies, tax-exempt municipalities, and not-for-profit organizations are also categorized as commercial and industrial loans.
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner-occupants a significant portion of the Company's loan portfolio. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. As of December 31, 2018 and 2017, 36% of the Company's CRE loans were owner occupied. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
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
Residential: The Company purchases residential mortgage loans originated by unaffiliated third parties, including related servicing rights and responsibilities.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include: home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes.

At December 31, 2018, the Company's loan portfolio totaled $17.71 billion, or approximately 77% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio as of the periods presented:

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial and industrial	$7,762,642	43.8%	$6,841,381	45.3%
Commercial real estate - non-owner occupied	4,213,428	23.8	3,904,011	25.9
Commercial real estate - owner occupied	2,325,380	13.1	2,241,613	14.9
Construction and land development	2,134,753	12.1	1,632,204	10.8
Residential real estate	1,204,355	6.8	425,940	2.8
Consumer	70,071	0.4	48,786	0.3
Loans, net of deferred loan fees and costs	$17,710,629	100.0%	$15,093,935	100.0%
Allowance for credit losses	(152,717)		(140,050)
Total loans HFI	$17,557,912		$14,953,885
For additional information concerning loans, see "Note 3. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans discussions" in Item 8 of this Form 10-K.
The Company adheres to a specific set of credit standards within its banking subsidiary that are intended to ensure the proper management of credit risk. Furthermore, the Bank's senior management team plays an active role in monitoring compliance with such standards.
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The BOD approves all material changes to loan policy, as well as lending limit authorities. The Bank's lending policies generally incorporate consistent underwriting standards across all geographic regions in which the Bank operates, customized as necessary to conform to state law and local market conditions. The Bank's credit culture emphasizes timely identification of troubled credits to allow management to take prompt corrective action, when necessary.
Loan Approval Procedures and Authority
The Company's loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:

•
Individual Credit Authorities. The credit approval levels for individual divisional and senior credit officers are set by policy and certain credit administration officers' approval authorities are established on a delegated basis.

•
Management Loan Committees. Credits in excess of individual divisional or senior credit officer approval authority are submitted to the appropriate divisional or NBL loan committee. The divisional committees consist of members of the Bank's senior management team of each division and the NBL loan committees consist of the Bank's divisional or senior credit officers. These loan committees have approval authority up to $10.0 million.

•
Credit Administration. Credits in excess of $10.0 million but less than $15.0 million require the additional approval of the Bank's CCO. Credits in excess of $15.0 million are submitted to the WAB SLC. The SLC reviews all other loan approvals to any one new borrower of $5.0 million or greater. The SLC is chaired by the WAB CCO and includes the Company’s CEO.

Loans to One Borrower. In addition to the limits set forth above, subject to certain exceptions, state banking laws generally limit the amount of funds that a bank may lend to a single borrower. Under Arizona law, the obligations of one borrower to a bank generally may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Arizona law does not specifically require aggregation of loans to affiliated entities in determining compliance with the lending limit. As a matter of longstanding practice, the Arizona Department of Financial Institutions uses the same aggregation analysis as applied to national banks by the OCC.

Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits, which are based on commitment amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2018:

	Percent of Total Capital
	Policy Limit	Actual
CRE	435%	226%
Commercial and industrial	400	268
Construction and land development	85	74
Residential real estate	100	42
Consumer	5	2
Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered satisfactory "pass" ratings. The other four "non-pass" grades range from a “Special mention” category to a “Loss” category and are consistent with the grading systems used by federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each assigned loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of the Company's loan portfolio is reviewed on a regular basis by its internal Loan Review Department.
Collection Procedure
If a borrower fails to make a scheduled payment on a loan, Bank personnel attempt to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. The Bank maintains regional Special Assets Departments, which generally service and collect loans rated Substandard or worse. Each division is responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past-dues, overdrafts, and loan agreement covenant defaults. Loans deemed uncollectible are proposed for charge-off.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines that ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent impaired loans every twelve months. The total net realized and unrealized gains and losses of repossessed and other assets was not significant during each of the years ended December 31, 2018, 2017, and 2016. However, losses may be experienced in future periods.
Criticized Assets
Federal bank regulators require banks to classify its assets on a regular basis. In addition, in connection with their examinations of the Bank, examiners have authority to identify problem assets and, if appropriate, re-classify them. A loan grade of "Special Mention" from the Company's internal loan grading system is utilized to identify potential problem assets and loan grades of "Substandard," "Doubtful," and "Loss" are utilized to identify actual problem assets.

The following describes the potential and actual problem assets using the Company's internal loan grading system definitions:

•
"Special Mention" (Grade 6): Generally these are assets that possess potential weaknesses that warrant management's close attention. These loans may involve borrowers with adverse financial trends, higher debt to equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be non-compliance with financial covenants.

•
“Substandard” (Grade 7): These assets are characterized by well-defined credit weaknesses and carry the distinct possibility that the Company will sustain some loss if such weakness or deficiency is not corrected. All loans 90 days or more past due and all loans on non-accrual status are considered at least "Substandard," unless extraordinary circumstances would suggest otherwise.

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
Investment Activities
The Company has an investment policy, which was approved by the BOD. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with the Company's interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All investment transactions for the Bank and for the holding company were reviewed by the ALCO and BOD.
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

Investment securities are further subject to the following quantitative limits of the Bank:

Securities Category	Basis Limit	Percentage or Dollar Limit
Preferred stock	Common equity tier 1	10.0%
Tax-exempt municipal securities	Total assets	5.0%
Tax-exempt low income housing development bonds	Total capital	30.0%
Investment grade corporate bond mutual funds	Tier 1 capital	5.0%
Corporate debt holdings	Total assets	2.5%
Commercial mortgage-backed securities	Aggregate purchases	$50.0 million
The Company no longer purchases (although it may continue to hold previously acquired) CDOs. The Company's policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
As of December 31, 2018, the Company's investment securities portfolio includes debt and equity securities. Debt securities are classified as AFS or HTM pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. Equity securities are reported at fair value in accordance with Topic 321, Equity Securities. For further discussion of significant accounting policies related to the Company's investment securities portfolio refer to "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K.
As of December 31, 2018, the Company's investment securities portfolio totals $3.69 billion, representing approximately 16.0% of the Company's total assets, with the majority of the portfolio invested in AAA/AA+ rated securities. The average duration of the Company's investment securities is 5.03 years as of December 31, 2018.
The following table summarizes the carrying value of investment securities as of December 31, 2018 and 2017:

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
CDO	$15,327	0.4%	$21,857	0.6%
Commercial MBS issued by GSEs	100,106	2.7	109,077	2.9
Corporate debt securities	99,380	2.7	103,483	2.8
CRA investments	51,142	1.4	50,616	1.3
Preferred stock	63,919	1.7	53,196	1.4
Private label residential MBS	924,594	25.0	868,524	23.1
Residential MBS issued by GSEs	1,530,124	41.4	1,689,295	45.0
Tax-exempt	841,573	22.8	765,960	20.4
Trust preferred securities	28,617	0.8	28,617	0.8
U.S. government sponsored agency securities	38,188	1.0	61,462	1.6
U.S. treasury securities	1,984	0.1	2,482	0.1
Total investment securities	$3,694,954	100.0%	$3,754,569	100.0%
As of December 31, 2018 and 2017, the Company had investments in BOLI of $170.1 million and $167.8 million, respectively. BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2018, the deposit portfolio was comprised of 39% non-interest-bearing deposits and 61% interest-bearing deposits.

The competition for deposits in the Company's markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including its:

•	knowledgeable and empowered bankers committed to providing personalized and responsive service that translates into long-lasting relationships;

•	broad selection of cash management services offered; and

•	incentives to employees for business development and retention.
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, internal pricing decisions, perceived stability of financial institutions and competition. In order to attract and retain deposits, the Company relies on providing quality service and introducing new products and services that meet the needs of its customers.
The Bank's deposit rates are determined through an internal oversight process under the direction of its ALCO. The Bank considers a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	rates charged on FHLB advances and other funding sources.
The following table shows the Company's deposit composition:

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(in thousands)
Non-interest-bearing demand deposits	$7,456,141	38.9%	$7,433,962	43.9%
Interest-bearing transaction accounts	2,555,609	13.3	1,586,209	9.3
Savings and money market accounts	7,330,709	38.2	6,330,977	37.3
Time certificates of deposit ($250,000 or more)	1,009,900	5.3	713,654	4.2
Other time deposits	825,088	4.3	907,730	5.3
Total deposits	$19,177,447	100.0%	$16,972,532	100.0%
Although the Company does not pay interest to depositors of non-interest-bearing accounts, earnings credits are awarded to some account holders, which offset charges incurred by account holders for other services. Earnings credits earned in excess of charges incurred by account holders are recorded in deposit costs as part of non-interest expense and fluctuate as a result of deposit balances eligible for earnings credits, along with the earnings credit rates on these deposit balances.
In addition to the Company's deposit base, it has access to other sources of funding, including FHLB and FRB advances, Federal funds purchased, repurchase agreements, and unsecured lines of credit with other financial institutions. Previously, the Company has also accessed the capital markets through trust preferred, subordinated debt, and Senior Note offerings. For additional information concerning the Company's deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits” in Item 7 of this Form 10-K.
Other Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including: internet banking, wire transfers, electronic bill payment and presentment, lock box services, courier, and cash management services.
Customer, Product, and Geographic Concentrations
Approximately 49% and 52% of the Company's loan portfolio at December 31, 2018 and 2017, respectively, was represented by CRE and construction and land development loans. The Company’s business is concentrated primarily in the Las Vegas, Los Angeles, Phoenix, Reno, San Francisco, San Jose, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies.

The Company's lending activities, including those within its NBLs, are driven in large part by the customers served in the market areas where the Company has offices in the states of Arizona, Nevada, and California. The following table presents a breakout of the in-footprint and out-of-footprint distribution of loans:

	December 31, 2018			December 31, 2017
	In-Footprint	Out-of-Footprint	Total	In-Footprint	Out-of-Footprint	Total
Arizona	18.1%	2.5%	20.6%	19.8%	2.2%	22.0%
Nevada	11.1	0.2	11.3	12.1	0.1	12.2
Southern California	12.2	—	12.2	12.7	0.1	12.8
Northern California	6.8	0.5	7.3	7.8	0.6	8.4
HOA Services	0.3	0.9	1.2	0.2	0.9	1.1
Hotel Franchise Finance	1.5	6.9	8.4	0.8	8.0	8.8
Public & Nonprofit Finance	7.8	1.0	8.8	9.5	1.0	10.5
Technology & Innovation	2.4	4.4	6.8	2.7	4.6	7.3
Other NBLs	10.3	13.1	23.4	6.2	10.7	16.9
Total	70.5%	29.5%	100.0%	71.8%	28.2%	100.0%
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
This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other banks, credit unions, brokerage companies, mortgage companies, insurance companies, finance companies, financial technology firms, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the interest rates on those products and the terms on which they are offered to customers.
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
Employees
As of December 31, 2018, the Company has 1,787 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Supervision and Regulation
The Company and its subsidiaries are extensively regulated and supervised under both federal and state laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed in Item 7 of this Form 10-K.
Additional Available Information
The Company maintains an internet website at http://www.westernalliancebancorporation.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the SEC. The SEC maintains an internet site at http://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not incorporated in this Form 10-K.
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
The Company’s financial performance is highly dependent upon the business environment in the markets where the Company operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, government shutdowns, natural disasters, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

•	a decrease in deposit balances or the demand for loans and other products and services the Company offers;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs, and provisions for credit losses;

•	a decrease in the value of loans and other assets secured by real estate;

•	a decrease in net interest income from the Company’s lending and deposit gathering activities;

•	an impairment of certain intangible assets such as goodwill; and

•	an increase in competition resulting from increasing consolidation within the financial services industry.
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
The Company’s loan portfolio consists primarily of CRE and commercial and industrial loans, which contain concentrations in specialty business lines, such as mortgage warehouse, corporate finance, municipal and nonprofit loans, as well as loans in other business sectors such as technology and innovation. These loan concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to a single borrower or group of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship may adversely affect the Company. In addition, based on the nature of lending to these specialty markets, repayment of loans may be dependent upon borrowers receiving additional equity financing or, in some cases, a successful sale to a third party, public offering, or other form of liquidity event. Although each specialty business has dedicated teams in place with specialized skills, tools, and resources available to monitor and evaluate risk specific to the industry, unforeseen adverse events, changes in regulatory policy, or a general decline in the borrower's industry may have a material adverse effect on the Company’s financial condition and results of operations.
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
At December 31, 2018, the Company's allowance for credit losses is $152.7 million. Deterioration in the real estate market or general economic conditions could affect the ability of the Company’s loan customers to service their debt, which could result in additional loan provisions and increases in the Company’s allowance for credit losses. In addition, the Company may be required to record additional loan provisions or increase the Company’s allowance for credit losses based on new information regarding existing loans, input from regulators in connection with their review of the Company’s allowance, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, and other factors, both within and outside of the Company’s management’s control. Moreover, because future events are uncertain and because the Company may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
In June 2016, the FASB issued ASU, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss model for recognizing credit losses with an expected loss model referred to as the CECL model, and which goes into effect for the Company on January 1, 2020. Under the incurred loss model, the Company delays recognition of losses until it is probable that a loss has been incurred. The CECL model represents a dramatic departure from the incurred loss model.  The CECL model will require the Company to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. Additionally, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on current conditions, information about past events, including historical experience, and reasonable and supportable forecasts that impact the collectability of the reported amount. As such, the CECL model will materially impact how the Company determines its ALLL and may require the Company to significantly increase its ALLL.  Furthermore, the Company’s ALLL may experience more fluctuations under the CECL model, some of which may be significant. Were the Company required to significantly increase its ALLL, it may negatively impact the Company’s business, earnings, financial condition, and results of operations. The Company is currently preparing for the new CECL model and evaluating its impact on the Company’s accounting. While the Company cannot yet determine how significantly transitioning to the CECL model will impact its ALLL, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016, the Company expects the new CECL model will require the Company to recognize a one-time cumulative adjustment to the Company’s ALLL in order to fully transition from the incurred loss model to the CECL model.
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
U.S. tax legislation enacted in late 2017 made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. The implementation and evaluation of these changes may require significant judgment and substantial planning on behalf of the Company. These judgments and plans may require the Company to take new and different tax positions that if challenged could adversely affect the Company’s effective tax rate, tax payments or financial condition.
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
As of December 31, 2018, the Company has borrowings from the FHLB of San Francisco of $491.0 million and none from the FRB. In the past, the Company has utilized borrowings from the FHLB of San Francisco and the FRB to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of its collateral pledged to these entities. These lenders could reduce the Company’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.
The Company's business may be adversely affected by fraud.
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
The Company’s operations rely on the secure processing, storage, and transmission of confidential and other information. Although the Company takes numerous protective measures to maintain the confidentiality, integrity, and availability of the Company’s and its customers’ information across all geographies and product lines, and endeavors to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, the Company’s computer systems, software, and networks and those of the Company’s customers and third party vendors may be vulnerable to unauthorized payments and account access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses to the Company and/or its customers. These threats may originate externally from third parties, including foreign governments, organized criminal groups, and other hackers, and outsourced or infrastructure-support providers and application developers, or the threats may originate from within the Company’s organization.
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
The Company's controls and processes, and its reporting systems and procedures, may not be able to keep pace with its growth, which could cause it to experience compliance and operational problems or lose customers, or incur additional expenditures beyond current projections, any one of which could adversely affect the Company’s financial results.
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
From time to time, the Company may implement new lines of business, offer new products and services within existing lines of business, or offer existing products or services to new industries or market segments. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or industries are heavily regulated. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable. External factors, such as compliance with laws and regulations, competitive alternatives, and shifting market preferences or government policies, may also impact the successful implementation of a new line of business, product or service or the offering of existing products and services to an emerging industry. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations, and financial condition.
The Company’s future success depends on its ability to compete effectively in a highly competitive and rapidly evolving market.
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
There is competition for financial services in the markets in which the Company conduct its businesses, including from many local commercial banks, as well as numerous national and regionally based commercial banks. In particular, the Company has experienced intense price and terms competition in some of the lending lines of business and deposits in recent years. Many of these competing institutions have much greater financial and marketing resources than the Company has. Due to their size, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than the Company. In addition, some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services.
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
The financial services industry also is facing increasing competitive pressure from the introduction of disruptive new technologies, often by non-traditional competitors and so-called “FinTech” companies. Among other things, technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits.

The Company’s success is dependent upon its ability to recruit and retain qualified employees, including members of its divisional and business line leadership and management teams.
The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, the Company’s relative success to date has been partly the result of its management’s ability to identify and retain highly qualified employees in administrative support roles, as well as those with expertise in certain specialty areas or that have long-standing relationships in their communities or markets. These professionals bring with them valuable knowledge, specialized skills and expertise, and customer relationships and have been an integral part of the Company’s ability to attract deposits and to expand its market share.
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
The Company believes that its senior management team, including, but not limited to, Robert Sarver, its Chairman and former CEO, have contributed greatly to its performance. Mr. Sarver recently transitioned to a new role as Executive Chairman, and Kenneth Vecchione became the CEO on April 1, 2018. In addition, the Company from time to time experiences retirements and other changes to its senior management team, including the recent appointment of James Haught as President of the Company effective April 1, 2018. The Company's future performance depends on a smooth transition of its senior management, including finding and training highly qualified replacements who are properly equipped to lead the Company. The Company has adopted retention strategies, including equity awards, from which its senior management team benefits in order to achieve its goals, and entered into employment agreements with each of Messrs. Vecchione and Haught. However, the Company cannot assure its succession planning and retention strategies will be effective. The loss of senior management, particularly during this transition period, could have an adverse effect on the Company’s business.
The Company's risk management practices may prove to be inadequate or not fully effective.
The Company's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established policies and procedures intended to identify, monitor, and manage the types of risk to which it is subject, including, but not limited to, credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and reputational risk. A BOD level risk committee approves and reviews the Company's risk management policies and oversees operation of the Company's risk management framework. Although the Company has devoted significant resources to developing its risk management policies and procedures and expects to continue to do so in the future, these policies and procedures, as well as the Company's risk management techniques, may not be fully effective. In addition, as regulations and the markets in which the Company operates continue to evolve, the Company's risk management framework may not always keep sufficient pace with those changes. If the Company's risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses or other material adverse impact. Management of the Company's risks in some cases depends upon the use of analytical and/or forecasting models. If the models the Company uses to mitigate these risks are inadequate, or are subject to ineffective governance, the Company may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified, or mitigated.

The Company's internal controls and procedures may fail or be circumvented and the accuracy of the Company's judgments and estimates about financial and accounting matters may impact operating results and financial condition.
The Company's management regularly reviews and updates its internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company's controls and procedures, or failure to comply with regulations related to controls and procedures, could result in materially inaccurate reported financial statements and/or have a material adverse effect on the Company's business, results of operations, and financial condition. Similarly, the Company's management makes certain estimates and judgments in preparing the Company's financial statements.  The quality and accuracy of those estimates and judgments will impact the Company's operating results and financial condition.
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
Many of the real and personal properties securing the Company's loans are located in California. Much of California recently experienced wildfires causing significant damage throughout the state. While these wildfires did not significantly damage the Company's own properties, it is possible that its borrowers may experience losses as a result, which may materially impair their ability to meet the terms of their obligations. California is also prone to other natural disasters, including, but not limited to, drought, earthquakes, flooding, and mudslides. Additional significant natural or manmade disasters in the state of California or in the Company's other markets could lead to damage or injury to the Company's own properties and/or employees, and could increase the risk that many of its borrowers may experience losses or sustained job interruption, which may materially impair their ability to maintain deposits or meet the terms of their loan obligations. Therefore, additional natural disasters, a manmade disaster or a catastrophic event, or a combination of these or other factors, in any of the Company's markets could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
Risks Related to the Banking Industry
The Company operates in a highly regulated environment and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation, and accounting principles, or changes in them, or the Company’s failure to comply with them, may adversely affect the Company.
The Company is subject to extensive regulation, supervision, and legislation that govern almost all aspects of its operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, require monitoring and reporting of suspicious activity and of customers who are perceived to present a heightened risk of money laundering or other illegal activity, limit the dividends or distributions that WAB can pay to the Company or that the Company can pay to its stockholders, restrict the ability of affiliates to guarantee the Company’s debt, impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Company’s capital than GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. To the extent the Company continues to grow larger and become more complex, regulatory oversight and risk and the cost of compliance will likely increase, which may adversely affect the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation” included in this Form 10-K for a more detailed summary of the regulations and supervision to which the Company are subject.
Changes to the legal and regulatory framework governing the Company’s operations, including the passage and continued implementation of the Dodd-Frank Act and EGRRCPA, have drastically revised the laws and regulations under which the Company operates. In general, bank regulators have increased their focus on risk management and regulatory compliance, and the Company expects this focus to continue. Additional compliance requirements may be costly to implement, may require additional compliance personnel, and may limit the Company’s ability to offer competitive products to its customers.
The Company is also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect the Company, WAB, and the Company’s other subsidiaries. Any changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles, could affect the Company in substantial and unpredictable ways, including ways that may adversely affect the Company’s business, financial condition, or results of operations. Failure to appropriately comply with any such laws, regulations or principles or an alleged failure to comply, even if the Company acted in good faith or the alleged failure reflects a difference in interpretation, could result in sanctions by regulatory agencies, civil money penalties or damage to the Company’s reputation, all of which could adversely affect the Company’s business, financial condition, or results of operations.
State and federal banking agencies periodically conduct examinations of the Company’s business, including for compliance with laws and regulations, and the Company’s failure to comply with any supervisory actions to which the Company is or becomes subject as a result of such examinations may adversely affect the Company.
State and federal banking agencies periodically conduct examinations of the Company’s business, including for compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, federal banking agencies may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, and to assess civil monetary penalties against the Company and/or officers or directors, and to remove officers and directors. If the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, it may terminate WAB’s deposit insurance. Under Arizona law, the state banking supervisory authority has many of the same enforcement powers with respect to its state-chartered banks. Finally, the CFPB has the authority to examine the Company and has authority to take enforcement actions, including the issuance of cease-and-desist orders or civil monetary penalties against the Company if it finds that the Company offers consumer financial products and services in violation of federal consumer financial protection laws or in an unfair, deceptive, or abusive manner.
If the Company were unable to comply with regulatory directives in the future, or if the Company were unable to comply with the terms of any future supervisory requirements to which the Company may become subject, then it could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If the Company’s regulators were to take such supervisory actions, then the Company could, among other things, become subject to restrictions on its ability to enter into acquisitions and develop any new business, as well as restrictions on its existing business. The Company also could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event the Company was ultimately unable to comply with the terms of a regulatory enforcement action, it could fail and be placed into receivership by the FDIC or the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on the Company’s business, operating flexibility, and financial condition.
Uncertainty about the future of LIBOR, and its accepted alternatives, may adversely affect our business.
LIBOR is the reference rate for many transactions in which the Company lends and borrows money, issues, purchases and sells securities and enters into derivative contracts to manage its or its customers’ risk related to these transactions. LIBOR has been the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.
In June 2017, the Alternative Reference Rate Committee, a committee of private-market derivative participants and their regulators convened by the Federal Reserve to identity alternative reference interest rates, announced an SOFR, a broad Treasuries overnight repurchase agreement financing rate, as its preferred alternative to U.S. dollar LIBOR. In December 2017, the Federal Reserve announced final plans for the production of SOFR. The SOFR is published each business day by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research. Plans for alternative reference rates for other currencies have also been announced.

Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and interest rates indexed to LIBOR, as well as other interest rates. At this time, it is not possible to predict how markets will respond to these alternative reference rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which the Company has exposure. If LIBOR ceases to exist, or if the methods of calculating LIBOR change from current methods for any reason, interest rates on financial instruments whose value is tied to LIBOR may be adversely affected. The manner and impact of this transition and related developments, as well as the effect of these developments on the Company's funding costs, investment and trading securities portfolios, and business, is uncertain and may be materially adverse to the Company's profitability.
Changes in interest rates and increased rate competition could adversely affect the Company’s profitability, business, and prospects.
Most of the Company’s assets and liabilities are monetary in nature, which subjects the Company to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality, and prospects. The Company’s operating income and net income depend to a great extent on its net interest margin. Net interest margin is the difference between the interest yields the Company receives on loans, securities, and other earning assets and the interest rates the Company pays on interest-bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest the Company pays on its interest-bearing deposits, borrowings, and other liabilities increases more than the rate of interest the Company receives on loans, securities, and other earning assets increases, the Company’s net interest income, and therefore its earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on the Company’s loans and other investments fall more quickly than those on its deposits and other liabilities. The Company has recently experienced increased competition on the basis of interest rates for both loans and deposits.
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
Approximately 56% of the Company’s loan portfolio at December 31, 2018 was secured by real estate. In the course of the Company’s business, the Company may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect the Company’s business and prospects.

Risks Related to the Company's Common Stock
The price of the Company’s common stock may fluctuate significantly in the future.
The price of the Company’s common stock on the New York Stock Exchange constantly changes. The Company expects that the market price of its common stock will continue to fluctuate and there can be no assurances about the market price for its common stock.
The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond the Company’s control. These factors include:

•	actual or anticipated changes in the political climate or public policy, including international trade policy;

•	sales of the Company’s equity securities;

•	the Company’s financial condition, performance, creditworthiness, and prospects;

•	quarterly variations in the Company’s operating results or the quality of its assets;

•	operating results that vary from the expectations of management, securities analysts, and investors;

•	changes in expectations as to the Company’s future financial performance;

•	announcements of strategic developments, acquisitions, and other material events by the Company or its competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to the Company;

•	the credit, mortgage, and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•
changes in national and global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and

•	the Company’s past and future dividend and share repurchase practices.
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
The Company may from time to time issue debt securities, borrow money through other means, or issue preferred stock. From time to time the Company borrows money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2018, the Company had outstanding $175,000,000 of 6.25% subordinated debentures with a maturity date of July 1, 2056, and WAB had outstanding $150,000,000 aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2025. All of these securities or borrowings have priority over the common stock in a liquidation, which could affect the market price of the Company’s stock.

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
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 38 domestic branch locations, which includes 6 executive and administrative offices, 20 of these locations are owned and 18 are leased.  The Company also has 11 loan production offices. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada.  See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 4. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.

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
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2018 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At December 31, 2018, there were approximately 1,542 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
WAL has never paid a cash dividend on its common stock and currently has no plans to pay dividends in the future.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated. These share repurchases consist of those made pursuant to the Company's publicly announced repurchase plan, as well as those made to satisfy minimum tax withholding obligations associated with the vesting of employee stock awards.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
10/1/2018 through 10/31/2018	21,555	$48.32	—	$—
11/1/2018 through 11/30/2018	—	—	—	—
12/1/2018 through 12/31/2018	901,050	39.58	900,883	214,339,618
Total	922,605	$39.78	900,883	$214,339,618

(1)	Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of stock awards during the period.

(2)
On December 12, 2018, the Company announced that it had adopted a common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250 million of its shares of common stock. The repurchase program will expire on December 31, 2019.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2013 and reinvestment of dividends.

Item 6.	Selected Financial Data.
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Results of Operations:
Interest income	$1,033,483	$845,513	$700,506	$525,144	$416,379
Interest expense	117,604	60,849	43,293	32,568	31,486
Net interest income	915,879	784,664	657,213	492,576	384,893
Provision for credit losses	23,000	17,250	8,000	3,200	4,726
Net interest income after provision for credit losses	892,879	767,414	649,213	489,376	380,167
Non-interest income	43,116	45,344	42,915	29,768	24,651
Non-interest expense	425,667	360,941	330,949	260,606	207,319
Income from continuing operations before provision for income taxes	510,328	451,817	361,179	258,538	197,499
Income tax expense	74,540	126,325	101,381	64,294	48,390
Income from continuing operations	435,788	325,492	259,798	194,244	149,109
Loss from discontinued operations, net of tax	—	—	—	—	(1,158)
Net income	$435,788	$325,492	$259,798	$194,244	$147,951

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Per Share Data:
Earnings per share available to common stockholders - basic	$4.16	$3.12	$2.52	$2.05	$1.69
Earnings per share available to common stockholders - diluted	4.14	3.10	2.50	2.03	1.67
Earnings per share from continuing operations - basic	4.16	3.12	2.52	2.05	1.70
Earnings per share from continuing operations - diluted	4.14	3.10	2.50	2.03	1.69
Book value per common share	24.90	21.14	18.00	15.44	10.49
Tangible book value per share[1]	22.07	18.31	15.17	12.54	10.21
Shares outstanding at period end	104,949	105,487	105,071	103,087	88,691
Weighted average shares outstanding - basic	104,669	104,179	103,042	94,570	86,693
Weighted average shares outstanding - diluted	105,370	104,997	103,843	95,219	87,506
Selected Balance Sheet Data:
Cash and cash equivalents	$498,572	$416,768	$284,491	$224,640	$164,396
Investment securities and money market investments	3,694,961	3,754,569	2,702,512	1,984,126	1,522,546
Loans, net of deferred loan fees and costs	17,710,629	15,093,935	13,208,436	11,136,663	8,398,265
Allowance for credit losses	152,717	140,050	124,704	119,068	110,216
Total assets	23,109,486	20,329,085	17,200,842	14,275,089	10,600,498
Total deposits	19,177,447	16,972,532	14,549,863	12,030,624	8,931,043
Other borrowings	491,000	390,000	80,000	150,000	390,263
Qualifying debt	360,458	376,905	367,937	210,328	40,437
Total stockholders' equity	2,613,734	2,229,698	1,891,529	1,591,502	1,000,928
Selected Other Balance Sheet Data:
Average assets	$21,246,315	$18,869,553	$16,134,263	$12,420,803	$9,891,109
Average earning assets	20,064,545	17,770,939	15,117,364	11,621,977	9,270,465
Average stockholders' equity	2,411,709	2,079,287	1,770,914	1,323,952	964,131
Selected Financial and Liquidity Ratios:
Return on average assets	2.05%	1.72%	1.61%	1.56%	1.50%
Return on average tangible common equity[1]	20.64	18.31	17.71	17.83	18.52
Net interest margin	4.68	4.65	4.58	4.51	4.42
Loan to deposit ratio	92.35	88.93	90.78	92.57	94.03
Capital Ratios:
Tier 1 leverage ratio	10.9%	10.3%	9.9%	9.8%	9.7%
Tier 1 capital ratio	11.1	10.8	10.5	10.2	10.5
Total capital ratio	13.2	13.3	13.2	12.2	11.7
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.06%	0.01%	0.02%	(0.06)%	(0.07)%
Non-accrual loans to gross organic loans	0.16	0.29	0.31	0.44	0.81
Non-accrual loans and repossessed assets to total assets	0.20	0.36	0.51	0.65	1.18
Loans past due 90 days or more and still accruing to gross loans	0.00	0.00	0.01	0.03	0.06
Allowance for credit losses to gross loans	0.86	0.93	0.95	1.07	1.31
Allowance for credit losses to non-accrual loans	550.41	318.84	309.65	246.10	162.90
1 See Non-GAAP Financial Measures section beginning on page 32.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Financial Result Highlights of 2018

•	Net income of $435.8 million for 2018, compared to $325.5 million for 2017

•	Diluted earnings per share of $4.14 for 2018, compared to $3.10 per share for 2017

•	Net operating revenue of $970.3 million, constituting year-over-year growth of 17.2%, or $142.6 million, compared to an increase in operating non-interest expenses of 15.4%, or $55.8 million[1]

•	Operating PPNR increased $86.8 million to $553.5 million, compared to $466.6 million in 2017[1]

•	Income tax expense decreased $51.8 million to $74.5 million, compared to $126.3 million in 2017

•	Total loans of $17.71 billion, up $2.62 billion from December 31, 2017

•	Total deposits of $19.18 billion, up $2.20 billion from December 31, 2017

•	Stockholders' equity of $2.61 billion, an increase of $384.0 million from December 31, 2017

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.20% of total assets, from 0.36% at December 31, 2017

•	Net loan charge-offs to average loans outstanding of 0.06% for 2018, compared to 0.01% for 2017

•	Net interest margin of 4.68% in 2018, compared to 4.65% in 2017

•	Return on average assets of 2.05% for 2018, compared to 1.72% for 2017

•	Tangible common equity ratio of 10.2%, compared to 9.6% at December 31, 2017[1]

•	Tangible book value per share, net of tax, of $22.07, an increase of 20.5% from $18.31 at December 31, 2017[1]

•	Operating efficiency ratio of 41.9% in 2018, compared to 41.5% in 2017[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2018.

1 See Non-GAAP Financial Measures section beginning on page 32.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share amounts)
Net income	$435,788	$325,492	$259,798
Earnings per share - basic	4.16	3.12	2.52
Earnings per share - diluted	4.14	3.10	2.50
Return on average assets	2.05%	1.72%	1.61%
Return on average tangible common equity[1]	20.64	18.31	17.71
Net interest margin	4.68	4.65	4.58
Operating efficiency ratio[1]	41.93	41.51	43.42

	December 31,
	2018	2017
	(in thousands)
Total assets	$23,109,486	$20,329,085
Total loans, net of deferred loan fees and costs	17,710,629	15,093,935
Securities and money market investments	3,694,961	3,754,569
Total deposits	19,177,447	16,972,532
Borrowings	491,000	390,000
Qualifying debt	360,458	376,905
Stockholders' equity	2,613,734	2,229,698
Tangible common equity, net of tax[1]	2,316,464	1,931,648
1 See Non-GAAP Financial Measures section beginning on page 32.
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

	At or for the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Non-accrual loans	$27,746	$43,925	$40,272
Repossessed assets	17,924	28,540	47,815
Non-performing assets	82,722	114,939	142,791
Loans past due 90 days and still accruing	594	43	1,067
Non-accrual loans to gross loans	0.16%	0.29%	0.31%
Nonaccrual and repossessed assets to total assets	0.20	0.36	0.51
Loans past due 90 days and still accruing to gross loans	0.00	0.00	0.01
Allowance for credit losses to gross loans	0.86	0.93	0.94
Allowance for credit losses to non-accrual loans	550.41	318.84	309.65
Net charge-offs to average loans outstanding	0.06	0.01	0.02

Asset and Liability Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $23.11 billion at December 31, 2018 from $20.33 billion at December 31, 2017. The increase in total assets of $2.78 billion, or 13.7% relates primarily to organic loan growth of $2.62 billion or 17.3%, to $17.71 billion as of December 31, 2018, compared to $15.09 billion as of December 31, 2017. The increase in loans from December 31, 2017 was driven by commercial and industrial loans of $921.3 million, residential real estate loans of $778.4 million, and construction and land development loans of $502.5 million. Total deposits increased $2.20 billion, or 13.0%, to $19.18 billion as of December 31, 2018 from $16.97 billion as of December 31, 2017. The increase in deposits from December 31, 2017 was driven by an increase in savings and money market deposits of $1.00 billion and interest-bearing demand deposits of $969.4 million from December 31, 2017.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2018	2017	(Decrease)	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,033,483	$845,513	$187,970	$845,513	$700,506	$145,007
Interest expense	117,604	60,849	56,755	60,849	43,293	17,556
Net interest income	915,879	784,664	131,215	784,664	657,213	127,451
Provision for credit losses	23,000	17,250	5,750	17,250	8,000	9,250
Net interest income after provision for credit losses	892,879	767,414	125,465	767,414	649,213	118,201
Non-interest income	43,116	45,344	(2,228)	45,344	42,915	2,429
Non-interest expense	425,667	360,941	64,726	360,941	330,949	29,992
Income before provision for income taxes	510,328	451,817	58,511	451,817	361,179	90,638
Income tax expense	74,540	126,325	(51,785)	126,325	101,381	24,944
Net income	$435,788	$325,492	$110,296	$325,492	$259,798	$65,694
Earnings per share - basic	$4.16	$3.12	$1.04	$3.12	$2.52	$0.60
Earnings per share - diluted	$4.14	$3.10	$1.04	$3.10	$2.50	$0.60
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
Operating Pre-Provision Net Revenue
Operating PPNR is defined by the Federal Reserve in SR 14-3, which requires companies subject to the rule to project PPNR over the planning horizon for each of the economic scenarios defined annually by the regulators. Banking regulations define PPNR as net interest income plus non-interest income less non-interest expense. Management has further adjusted this metric to exclude any non-recurring or non-operational elements of non-interest income or non-interest expense, which are outlined in the table below. Management believes that this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.

The following table shows the components of operating PPNR for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total non-interest income	$43,116	$45,344	$42,915
Less:
(Loss) gain on sales of investment securities, net (1)	(7,656)	2,343	1,059
Unrealized (losses) gains on assets measured at fair value, net (1)	(3,611)	(1)	8
Total operating non-interest income	54,383	43,002	41,848
Plus: net interest income	915,879	784,664	657,213
Net operating revenue	$970,262	$827,666	$699,061

Total non-interest expense	$425,667	$360,941	$330,949
Less:
Contribution to charitable foundation (2)	7,645	—	—
401(k) plan change and other miscellaneous items (2)	1,218	—	—
Net loss (gain) on sales / valuations of repossessed and other assets (1)	9	(80)	(125)
Acquisition / restructure expense (1)	—	—	12,412
Total operating non-interest expense	$416,795	$361,021	$318,662

Operating pre-provision net revenue	$553,467	$466,645	$380,399
Plus:
Revenue adjustments	(11,267)	2,342	1,067
Less:
Provision for credit losses	23,000	17,250	8,000
Expense adjustments	8,872	(80)	12,287
Income before provision for income taxes	510,328	451,817	361,179
Income tax expense	74,540	126,325	101,381
Net income	$435,788	$325,492	$259,798

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)
The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-recurring items. See "Note 19. Related Party Transactions" for further information regarding the charitable contribution.

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

	December 31
	2018	2017
	(dollars and shares in thousands)
Total stockholders' equity	$2,613,734	$2,229,698
Less: goodwill and intangible assets	299,155	300,748
Total tangible stockholders' equity	2,314,579	1,928,950
Plus: deferred tax - attributed to intangible assets	1,885	2,698
Total tangible common equity, net of tax	$2,316,464	$1,931,648

Total assets	$23,109,486	$20,329,085
Less: goodwill and intangible assets, net	299,155	300,748
Tangible assets	22,810,331	20,028,337
Plus: deferred tax - attributed to intangible assets	1,885	2,698
Total tangible assets, net of tax	$22,812,216	$20,031,035

Tangible common equity ratio	10.2%	9.6%
Common shares outstanding	104,949	105,487
Book value per share	$24.90	$21.14
Tangible book value per share, net of tax	22.07	18.31
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Total operating non-interest expense	$416,795	$361,021	$318,662

Divided by:
Total net interest income	$915,879	$784,664	$657,213
Plus:
Tax equivalent interest adjustment	23,809	41,989	34,902
Operating non-interest income	54,383	43,002	41,848
Net operating revenue - TEB	$994,071	$869,655	$733,963

Operating efficiency ratio - TEB	41.9%	41.5%	43.4%

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

	December 31,
	2018	2017
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,613,734	$2,229,698
Less:
Non-qualifying goodwill and intangibles	296,769	296,421
Disallowed deferred tax asset	768	638
AOCI related adjustments	(47,055)	(9,496)
Unrealized gain on changes in fair value liabilities	13,432	7,785
Common Equity Tier 1	$2,349,820	$1,934,350
Divided by: Risk-weighted assets	$21,983,976	$18,569,608
Common Equity Tier 1 ratio	10.7%	10.4%

Common Equity Tier 1	$2,349,820	$1,934,350
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	159
Unrealized gain on changes in fair value liabilities	—	1,947
Tier 1 capital	$2,431,320	$2,013,744
Divided by: Tangible average assets	$22,204,799	$19,624,517
Tier 1 leverage ratio	10.9%	10.3%

Total Capital:
Tier 1 capital	$2,431,320	$2,013,744
Plus:
Subordinated debt	305,131	301,020
Qualifying allowance for credit losses	152,717	140,050
Other	8,188	6,174
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$466,036	$447,244

Total capital	$2,897,356	$2,460,988

Total capital ratio	13.2%	13.3%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$242,101	$222,004
Divided by:
Tier 1 capital	2,431,320	2,013,744
Plus: Allowance for credit losses	152,717	140,050
Total Tier 1 capital plus allowance for credit losses	$2,584,037	$2,153,794

Classified assets to Tier 1 capital plus allowance	9.4%	10.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2018			2017
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$7,039,090	$387,422	5.68%	$6,188,473	$311,375	5.42%
CRE - non-owner occupied	3,952,702	234,753	5.95	3,629,644	216,423	5.99
CRE - owner occupied	2,263,112	118,351	5.34	2,033,767	101,976	5.27
Construction and land development	1,975,587	137,227	6.96	1,603,328	99,427	6.22
Residential real estate	616,159	29,681	4.82	339,285	16,066	4.74
Consumer	54,078	3,143	5.81	46,033	2,243	4.87
Total loans (1), (2), (3)	15,900,728	910,577	5.82	13,840,530	747,510	5.62
Securities:
Securities - taxable	2,803,350	78,630	2.80	2,579,585	64,043	2.48
Securities - tax-exempt	879,888	33,042	4.69	670,321	24,596	5.45
Total securities (1)	3,683,238	111,672	3.26	3,249,906	88,639	3.10
Other	480,579	11,234	2.34	680,503	9,364	1.38
Total interest earning assets	20,064,545	1,033,483	5.27	17,770,939	845,513	4.99
Non-interest earning assets
Cash and due from banks	145,246			137,537
Allowance for credit losses	(146,288)			(131,954)
Bank owned life insurance	168,685			166,054
Other assets	1,014,127			926,977
Total assets	$21,246,315			$18,869,553
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,891,160	$11,584	0.61%	$1,467,231	$3,974	0.27%
Savings and money market accounts	6,501,241	54,962	0.85	6,208,057	26,086	0.42
Time certificates of deposit	1,748,675	23,918	1.37	1,560,896	11,905	0.76
Total interest-bearing deposits	10,141,076	90,464	0.89	9,236,184	41,965	0.45
Short-term borrowings	260,662	4,853	1.86	63,623	611	0.96
Qualifying debt	362,410	22,287	6.15	371,311	18,273	4.92
Total interest-bearing liabilities	10,764,148	117,604	1.09	9,671,118	60,849	0.63
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,712,791			6,788,783
Other liabilities	357,667			330,365
Stockholders’ equity	2,411,709			2,079,287
Total liabilities and stockholders' equity	$21,246,315			$18,869,553
Net interest income and margin (4)		$915,879	4.68%		$784,664	4.65%
TCJA adjusted net interest margin (5)						4.53%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $23.8 million and $42.0 million for 2018 and 2017, respectively.

(2)	Included in the yield computation are net loan fees of $44.8 million and accretion on acquired loans of $18.6 million for 2018, compared to $37.0 million and $28.2 million for 2017, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)
Prior period net interest margin is adjusted to include the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the taxable-equivalent adjustment, which reduced the taxable-equivalent adjustment to $20.7 million.

	Year Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$6,188,473	$311,375	5.42%	$5,426,053	$252,209	5.14%
CRE - non-owner occupied	3,629,644	216,423	5.99	3,212,359	182,731	5.69
CRE - owner occupied	2,033,767	101,976	5.27	2,016,585	103,418	5.13
Construction and land development	1,603,328	99,427	6.22	1,307,895	83,206	6.36
Residential real estate	339,285	16,066	4.74	289,181	13,374	4.62
Consumer	46,033	2,243	4.87	35,821	1,658	4.63
Total loans (1), (2), (3)	13,840,530	747,510	5.62	12,287,894	636,596	5.40
Securities:
Securities - taxable	2,579,585	64,043	2.48	1,789,806	39,772	2.22
Securities - tax-exempt	670,321	24,596	5.45	507,103	18,768	5.34
Total securities (1)	3,249,906	88,639	3.10	2,296,909	58,540	2.91
Other	680,503	9,364	1.38	532,561	5,370	1.01
Total interest earning assets	17,770,939	845,513	4.99	15,117,364	700,506	4.86
Non-interest earning assets
Cash and due from banks	137,537			141,789
Allowance for credit losses	(131,954)			(122,048)
Bank owned life insurance	166,054			163,596
Other assets	926,977			833,562
Total assets	$18,869,553			$16,134,263
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,467,231	$3,974	0.27%	$1,217,344	$2,231	0.18%
Savings and money market accounts	6,208,057	26,086	0.42	5,827,549	19,368	0.33
Time certificates of deposit	1,560,896	11,905	0.76	1,615,502	8,123	0.50
Total interest-bearing deposits	9,236,184	41,965	0.45	8,660,395	29,722	0.34
Short-term borrowings	63,623	611	0.96	80,727	573	0.71
Qualifying debt	371,311	18,273	4.92	290,779	12,998	4.47
Total interest-bearing liabilities	9,671,118	60,849	0.63	9,031,901	43,293	0.48
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	6,788,783			5,062,319
Other liabilities	330,365			269,129
Stockholders’ equity	2,079,287			1,770,914
Total liabilities and stockholders' equity	$18,869,553			$16,134,263
Net interest income and margin (4)		$784,664	4.65%		$657,213	4.58%
TCJA adjusted net interest margin (5)			4.53%			4.47%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $42.0 million and $34.9 million for 2017 and 2016, respectively.

(2)	Included in the yield computation are net loan fees of $37.0 million and accretion on acquired loans of $28.2 million for 2017, compared to $28.5 million and $29.2 million for 2016, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)
Prior period net interest margin is adjusted to include the effects from the TCJA of the lower statutory corporate federal tax rate on the calculation of the taxable-equivalent adjustment, which reduced the taxable-equivalent adjustments to $20.7 million and $18.1 million for 2017 and 2016, respectively.

	Year Ended December 31,			Year Ended December 31,
	2018 versus 2017			2017 versus 2016
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$46,817	$29,230	$76,047	$38,362	$20,804	$59,166
CRE - non-owner occupied	19,187	(857)	18,330	24,881	8,811	33,692
CRE - owner occupied	11,994	4,381	16,375	862	(2,304)	(1,442)
Construction and land development	25,858	11,942	37,800	18,320	(2,099)	16,221
Residential real estate	13,337	278	13,615	2,373	319	2,692
Consumer	468	432	900	498	87	585
Total loans	117,661	45,406	163,067	85,296	25,618	110,914
Securities:
Securities - taxable	6,276	8,311	14,587	19,608	4,663	24,271
Securities - tax-exempt	7,870	576	8,446	5,989	(161)	5,828
Total securities	14,146	8,887	23,033	25,597	4,502	30,099
Other	(4,673)	6,543	1,870	2,036	1,958	3,994
Total interest income	127,134	60,836	187,970	112,929	32,078	145,007

Interest expense:
Interest-bearing transaction accounts	$2,597	$5,013	$7,610	$677	$1,066	$1,743
Savings and money market	2,479	26,397	28,876	1,600	5,118	6,718
Time certificates of deposit	2,568	9,445	12,013	(416)	4,198	3,782
Short-term borrowings	3,668	574	4,242	(165)	203	38
Qualifying debt	(547)	4,561	4,014	3,963	1,312	5,275
Total interest expense	10,765	45,990	56,755	5,659	11,897	17,556

Net increase	$116,369	$14,846	$131,215	$107,270	$20,181	$127,451

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2018, interest income was $1.03 billion, an increase of $188.0 million, or 22.2%, compared to $845.5 million for the year ended December 31, 2017. This increase was primarily the result of a $2.06 billion increase in the average loan balance which, together with the effect of the rising rate environment, drove a $163.1 million increase in loan interest income for the year ended December 31, 2018. Interest income from investment securities increased by $23.0 million for the comparable period primarily due to an increase in the average investment balance of $433.3 million from December 31, 2017 as well as an increase in interest rates. Average yield on interest earning assets increased to 5.27% for the year ended December 31, 2018, compared to 4.99% in 2017, which was the result of the growing loan portfolio and increased yields on loans and investment securities resulting from rising interest rates.
For the year ended December 31, 2018, interest expense was $117.6 million, compared to $60.8 million for the year ended December 31, 2017. Interest expense on deposits increased $48.5 million for the same period as average interest-bearing deposits increased $904.9 million which, together with the effect of the rising rate environment, drove a 44 basis point increase in average cost of interest-bearing deposits. Interest expense on short-term borrowings increased by $4.2 million as a result of a $197.0 million increase in average short-term borrowings for the year ended December 31, 2018 compared to the same period in 2017. Interest expense on qualifying debt increased by $4.0 million as a result of a 1.12% increase in the weighted average interest rate on junior subordinated debt during the year ended December 31, 2018 compared to the same period in 2017 due to increases in three-month LIBOR.
For the year ended December 31, 2018, net interest income was $915.9 million, compared to $784.7 million for the year ended December 31, 2017. The increase in net interest income reflects a $2.29 billion increase in average interest earning assets, offset by a $1.09 billion increase in average interest-bearing liabilities. The increase in net interest margin of 3 basis points compared to 2017 is the result of increased yields on loans and investment securities attributable to the rising interest rate environment, partially offset by higher deposit and funding costs and a decrease in the tax-equivalent adjustment on tax-exempt loans and investment securities.
Interest income for the year ended December 31, 2017 was $845.5 million, an increase of 20.7%, compared to $700.5 million for the year ended December 31, 2016. This increase was primarily the result of a $1.55 billion increase in the average loan balance, which together with the effect of the rising rate environment and inclusion of a full year of HFF results, drove a $110.9 million increase in loan interest income for the year ended December 31, 2017. Interest income from investment securities increased by $30.1 million for the comparable period primarily due to an increase in the average investment balance of $953.0 million from December 31, 2016 as well as increase in interest rates. Average yield on interest earning assets increased to 4.99% for the year ended December 31, 2017, compared to 4.86% for the same period in 2016, which was primarily the result of increased yields on loans and investment securities resulting from rising interest rates during 2017.
Interest expense for the year ended December 31, 2017 was $60.8 million, compared to $43.3 million for the year ended December 31, 2016, an increase of $17.6 million, or 40.6%. Interest expense on deposits increased $12.2 million for the same period as average interest-bearing deposits increased $575.8 million which, together with the effect of the rising rate environment, drove an 11 basis point increase in average cost of interest-bearing deposits. Interest expense on qualifying debt increased by $5.3 million as a result of an $80.5 million increase in average qualifying debt for the year ended December 31, 2017 compared to the same period in 2016. The increase in interest expense on qualifying debt is the result of inclusion of a full year of interest expense on the Parent's $175.0 million of subordinated debentures in 2017 results, compared to only six months in 2016.
Net interest income was $784.7 million for the year ended December 31, 2017, compared to $657.2 million for the year ended December 31, 2016, an increase of $127.5 million, or 19.4%. The increase in net interest income reflects a $2.65 billion increase in average interest earning assets, offset by a $639.2 million increase in average interest-bearing liabilities. The increase in net interest margin of 7 basis points compared to 2016, is also the result of an increase in average yield on loans and securities due to the rising interest rate environment, partially offset by higher deposit and funding costs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the year ended December 31, 2018, the provision for credit losses was $23.0 million, compared to $17.3 million for the year ended December 31, 2017. The increase in the provision was primarily due to higher organic loan growth as loan growth totaled $2.62 billion in 2018, compared to $1.89 billion in 2017. Also contributing to the increase in the provision for credit losses were increased net charge-offs in 2018 compared to 2017.
For the year ended December 31, 2017, the provision for credit losses was $17.3 million, compared to $8.0 million for the year ended December 31, 2016. The provision increase was primarily due to an increase in total organic loans, as well as increased net charge-offs for 2017 compared to 2016.
The Company may also establish an additional allowance for credit losses on PCI and non-PCI loans through provision for credit losses. For PCI loans, an additional allowance for credit losses is established when impairment is determined as a result of lower than expected cash flows. As of December 31, 2018 and 2017, the allowance for credit losses on PCI loans was $0.1 million and $1.6 million, respectively. For non-PCI loans, an additional allowance for credit losses is established when the remaining credit marks on these loans are lower than Company's calculated allowance for similar types of organic loans. As of December 31, 2018 and 2017, the allowance for credit losses on non-PCI loans was $3.4 million and $2.6 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2018	2017	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in thousands)
Service charges and fees	$22,295	$20,346	$1,949	$20,346	$18,824	$1,522
Income from equity investments	8,595	4,496	4,099	4,496	2,664	1,832
Card income	8,009	6,313	1,696	6,313	5,226	1,087
Foreign currency income	4,760	3,536	1,224	3,536	3,419	117
Lending related income and gains (losses) on sale of loans, net	4,340	2,212	2,128	2,212	5,295	(3,083)
Income from bank owned life insurance	3,946	3,861	85	3,861	3,762	99
(Loss) gain on sales of investment securities, net	(7,656)	2,343	(9,999)	2,343	1,059	1,284
Unrealized (losses) gains on assets measured at fair value, net	(3,611)	—	(3,611)	—	—	—
Other income	2,438	2,237	201	2,237	2,666	(429)
Total non-interest income	$43,116	$45,344	$(2,228)	$45,344	$42,915	$2,429
Total non-interest income for the year ended December 31, 2018 compared to 2017, decreased by $2.2 million, or 4.9%. The decrease is due to a net loss on sales of investment securities and unrealized losses on assets measured at fair value. The net loss on sales of investment securities of $7.7 million relates to losses on sales of low yielding AFS debt investment securities, which were replaced with investment securities with shorter durations and higher yields, as well as losses on sales of equity securities. These losses were partially offset by gains on sales of other AFS debt securities. Unrealized losses on assets measured at fair value of $3.6 million relate to fair value changes in the Company's equity securities. Due to adoption of ASU 2016-01, effective January 1, 2018, changes in the fair value of equity securities are recognized in net income rather than accumulated other comprehensive income. These decreases were partially offset by an increase in income from equity investments, lending related income, and service charges and fees. The increase in income from equity investments of $4.1 million is attributable to an increase in both warrant and SBIC income. The increase in lending income of $2.1 million is mainly due to net gains on sale of loans. The increase in service charges and fees of $1.9 million is due to continued growth in the Company's deposit base, which increased $2.20 billion during the year ended December 31, 2018.
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

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2018	2017	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$253,238	$214,344	$38,894	$214,344	$188,810	$25,534
Occupancy	29,404	27,860	1,544	27,860	27,303	557
Legal, professional, and directors' fees	28,722	29,814	(1,092)	29,814	24,610	5,204
Data processing	22,716	19,225	3,491	19,225	19,657	(432)
Deposit costs	18,900	9,731	9,169	9,731	4,983	4,748
Insurance	14,005	14,042	(37)	14,042	12,898	1,144
Business development	5,960	6,128	(168)	6,128	5,902	226
Loan and repossessed asset expenses	4,578	4,617	(39)	4,617	2,999	1,618
Card expense	4,301	3,413	888	3,413	1,939	1,474
Marketing	3,770	3,804	(34)	3,804	3,596	208
Intangible amortization	1,594	2,074	(480)	2,074	2,788	(714)
Net loss (gain) on sales / valuations of repossessed and other assets	9	(80)	89	(80)	(125)	45
Acquisition / restructure expense	—	—	—	—	12,412	(12,412)
Other expense	38,470	25,969	12,501	25,969	23,177	2,792
Total non-interest expense	$425,667	$360,941	$64,726	$360,941	$330,949	$29,992
Total non-interest expense for the year ended December 31, 2018 compared to 2017, increased $64.7 million, or 17.9%. This increase primarily relates to salaries and employee benefits, deposit costs, and other expense. Salaries and employee benefits have increased as the Company supports its continued growth. Full-time equivalent employees increased 3.6% to 1,787 during the year ended December 31, 2018. Deposit costs consist of earnings credits on select non-interest-bearing deposits and fees to Promontory Interfinancial Network and others for reciprocal deposits. The increase in deposit costs for 2018 compared to 2017 relates to both an increase in deposits eligible for earnings credits, along with higher average earnings credits paid, driven by a rising rate environment. The increase in other non-interest expense primarily relates to a $7.6 million donation to the Company's charitable foundation, which is further discussed in "Note 19. Related Party Transactions."
Total non-interest expense for the year ended December 31, 2017 compared to 2016, increased $30.0 million, or 9.1%. This increase primarily relates to salaries and employee benefits, legal, professional, and directors' fees, and deposit costs. Salaries and employee benefits and legal, professional, and directors' fees have increased as the Company continues to build out its infrastructure to support its continued growth. Full-time equivalent employees increased 13.9% from 1,514 at December 31, 2016 compared to 1,725 at December 31, 2017. The increase in deposit costs for 2017 compared to 2016 primarily relates to an increase in deposit earnings credits paid to account holders. These increases to non-interest expense were offset by a decrease of $12.4 million in acquisition / restructure expense related to the HFF acquisition and restructure costs for the system conversion that occurred in the fourth quarter of 2016.
Income Taxes
For the years ended December 31, 2018, 2017, and 2016 the Company's effective tax rate was 14.61%, 27.96%, and 28.07%, respectively. The decrease in the effective tax rate from 2017 to 2018 is due primarily to the decrease in the federal statutory rate effective in 2018, a reduction in excise taxes, and management's decision during the third quarter 2018 to carryback its 2017 federal NOLs. The reduction in excise taxes from 2017 to 2018 resulted from not deferring WAB's 2018 dividend from BW Real Estate as was the case in 2017. The Company's 2017 federal NOLs resulted from the acceleration of deductions into and deferral of revenue from 2017. As the federal income tax rate was higher in the years to which the carryback is applicable, a larger tax benefit results from the decision to carryback the 2017 federal NOLs, rather than carryforward these losses to future taxable years. There was not a significant change in the effective tax rate from 2016 compared to 2017.

Business Segment Results
The Company's reportable segments are aggregated primarily based on geographic location, services offered, and markets served. The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments, which include HOA services, Public & Nonprofit Finance, Technology & Innovation, HFF, and Other NBLs, provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The Corporate & Other segment consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to the Company's other reportable segments, and inter-segment eliminations.
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
December 31, 2018	(in millions)
Loans, net of deferred loan fees and costs	$17,710.6	$3,647.9	$2,003.5	$2,161.1	$1,300.2
Deposits	19,177.4	5,090.2	3,996.4	2,347.5	1,839.1

December 31, 2017
Loans, net of deferred loan fees and costs	$15,093.9	$3,323.7	$1,844.8	$1,934.7	$1,275.5
Deposits	16,972.5	4,841.3	3,951.4	2,461.1	1,681.7

Year Ended December 31, 2018	(in thousands)
Income (loss) before income taxes	$510,328	$139,047	$99,322	$59,334	$48,132

Year Ended December 31, 2017
Income (loss) before income taxes	$451,817	$126,108	$97,794	$60,665	$42,398

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBL	Corporate & Other
December 31, 2018	(in millions)
Loans, net of deferred loan fees and costs	$210.0	$1,547.5	$1,200.9	$1,479.9	$4,154.9	$4.7
Deposits	2,607.2	—	2,559.0	—	—	738.0

December 31, 2017
Loans, net of deferred loan fees and costs	$162.1	$1,580.4	$1,097.9	$1,327.7	$2,543.0	$4.1
Deposits	2,230.4	—	1,737.6	—	—	69.0

Year Ended December 31, 2018	(in thousands)
Income (loss) before income taxes	$35,097	$8,288	$72,334	42,467	$44,281	—	$(37,974)

Year Ended December 31, 2017
Income (loss) before income taxes	$26,030	$19,370	$51,348	42,354	$37,401		$(51,651)

BALANCE SHEET ANALYSIS
Total assets increased $2.78 billion, or 13.7%, to $23.11 billion at December 31, 2018 compared to $20.33 billion at December 31, 2017. The increase in total assets relates primarily to organic loan growth. Loans increased $2.62 billion, or 17.3%, to $17.71 billion at December 31, 2018, compared to $15.09 billion at December 31, 2017. The increase in loans from December 31, 2017 was driven by commercial and industrial loans of $921.3 million, residential real estate loans of $778.4 million, and construction and land development loans of $502.5 million.
Total liabilities increased $2.40 billion, or 13.2%, to $20.50 billion at December 31, 2018 compared to $18.10 billion at December 31, 2017. The increase in liabilities is due primarily to an increase in total deposits. Total deposits increased $2.20 billion, or 13.0%, to $19.18 billion at December 31, 2018, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $384.0 million, or 17.2%, to $2.61 billion at December 31, 2018 compared to $2.23 billion at December 31, 2017. The increase in stockholders' equity relates primarily to net income for the year ended December 31, 2018, partially offset by share repurchases and net unrealized losses on AFS securities.
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
For periods prior to January 1, 2018, equity securities were classified as AFS and reported at fair value with unrealized gains and losses included as a separate component of AOCI, net of tax. Upon adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, equity securities are no longer reported as part of AFS securities and changes in fair value are recognized as part of non-interest income.
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Debt securities
CDO	$15,327	$21,857	$13,490	$10,060	$11,445
Commercial MBS issued by GSEs	100,106	109,077	117,792	19,114	2,147
Corporate debt securities	99,380	103,483	64,144	13,251	52,489
Private label commercial MBS	—	—	—	4,691	5,149
Private label residential MBS	924,594	868,524	433,685	257,128	70,243
Residential MBS issued by GSEs	1,530,124	1,689,295	1,356,258	1,171,702	893,047
Tax-exempt	841,573	765,960	500,312	334,830	299,037
Trust preferred securities	28,617	28,617	26,532	24,314	25,546
U.S. government sponsored agency securities	38,188	61,462	56,022	—	18,346
U.S. treasury securities	1,984	2,482	2,502	2,993	—
Total debt securities	$3,579,893	$3,650,757	$2,570,737	$1,838,083	$1,377,449

Equity securities
CRA investments	$51,142	$50,616	$37,113	$34,685	$24,332
Mutual funds	—	—	—	—	37,702
Preferred stock	63,919	53,196	94,662	111,236	82,612
Total equity securities	$115,061	$103,812	$131,775	$145,921	$144,646

Weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on tax-exempt obligations. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2018 are summarized in the table below:

	December 31, 2018
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-maturity
Tax-exempt	$11,300	4.48%	$—	—%	$14,493	3.80%	$277,112	4.78%	$302,905	4.73%

Available-for-sale
CDO	$—	—%	$—	—%	$—	—%	$50	—%	$50	—%
Commercial MBS issued by GSEs (1)	—	—	—	—	—	—	106,385	2.23	106,385	2.23
Corporate debt securities	—	—	5,029	4.31	100,000	3.90	—	—	105,029	3.92
Private label residential MBS (1)	—	—	—	—	—	—	948,161	3.33	948,161	3.33
Residential MBS issued by GSEs (1)	—	—	—	—	—	—	1,564,181	2.72	1,564,181	2.72
Tax-exempt	2,306	3.14	6,038	3.40	76,197	3.50	457,545	3.02	542,086	3.10
Trust preferred securities	—	—	—	—	—	—	32,000	3.51	32,000	3.51
U.S. government sponsored agency securities	—	—	—	—	40,000	2.51	—	—	40,000	2.51
U.S. treasury securities	1,000	1.31	996	1.68	—	—	—	—	1,996	1.49
Total AFS securities	$3,306	2.59%	$12,063	3.64%	$216,197	3.50%	$3,108,322	2.94%	$3,339,888	2.98%

Equity
CRA investments	$31,943	2.24%	$17,262	4.01%	$3,005	3.00%	$—	—%	$52,210	2.87%
Preferred stock	—	—	—	—	—	—	65,954	6.75	65,954	6.75
Total equity securities	$31,943	2.24%	$17,262	4.01%	$3,005	3.00%	$65,954	3.15%	$118,164	3.02%

(1)	MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS that are not GSE issued consist of $887.5 million rated AAA, $34.3 million rated AA, $0.3 million rated A, $0.9 million rated BBB, and $1.4 million non-investment grade.
Gross unrealized losses at December 31, 2018 relate primarily to market interest rate increases since the securities' original purchase date. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the years ended December 31, 2018, 2017, and 2016.
The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2018, 2017, and 2016. However, the Company cannot guarantee that OTTI will not occur in future periods. At December 31, 2018, the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Loans, held for investment
Commercial and industrial	$7,765,100	$6,841,247	$5,859,446	$5,264,856	$3,531,899
Commercial real estate - non-owner occupied	4,223,427	3,911,313	3,549,876	2,289,480	2,058,620
Commercial real estate - owner occupied	2,329,205	2,245,060	2,015,671	2,085,738	1,734,617
Construction and land development	2,155,625	1,647,726	1,489,488	1,143,228	754,154
Residential real estate	1,203,613	425,291	258,734	322,265	298,872
Consumer	69,995	48,583	38,572	26,474	32,633
Deferred loan fees and costs	(36,336)	(25,285)	(22,260)	(19,187)	(12,530)
Loans, net of deferred loan fees and costs	17,710,629	15,093,935	13,189,527	11,112,854	8,398,265
Allowance for credit losses	(152,717)	(140,050)	(124,704)	(119,068)	(110,216)
Total loans HFI	$17,557,912	$14,953,885	$13,064,823	$10,993,786	$8,288,049
Net deferred loan fees and costs as of December 31, 2018 and 2017 total $36.3 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $2.0 million and $8.5 million as of December 31, 2018 and 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $7.1 million and $14.1 million as of December 31, 2018 and 2017, respectively. Credit marks were $14.6 million and $27.0 million as of December 31, 2018 and 2017, respectively.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2018 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial and industrial
Floating rate	$1,425,954	$3,233,634	$899,241	$5,558,829
Fixed rate	74,027	635,561	1,494,225	2,203,813
Commercial real estate — non-owner occupied
Floating rate	340,231	1,771,352	547,881	2,659,464
Fixed rate	184,166	923,746	446,052	1,553,964
Commercial real estate — owner occupied
Floating rate	42,537	182,211	946,675	1,171,423
Fixed rate	52,129	280,020	821,808	1,153,957
Construction and land development
Floating rate	840,181	1,059,753	132,191	2,032,125
Fixed rate	24,714	48,664	29,250	102,628
Residential real estate
Floating rate	15,387	51,010	382,975	449,372
Fixed rate	3,138	10,440	741,405	754,983
Consumer
Floating rate	42,248	10,639	3,492	56,379
Fixed rate	2,796	1,690	9,206	13,692
Total	$3,047,508	$8,208,720	$6,454,401	$17,710,629
As of December 31, 2018, approximately $8.27 billion, or 69.3%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.8%. At December 31, 2017, approximately $6.88 billion, or 68.4% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.7%. At December 31, 2018, total loans consisted of 67.3% with floating rates and 32.7% with fixed rates, compared to 66.6% with floating rates and 33.4% with fixed rates at December 31, 2017.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. At December 31, 2018 and 2017, CRE related loans accounted for approximately 49% and 52% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner occupied at each of the periods ended December 31, 2018 and 2017.
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

Total non-performing loans decreased by $21.6 million, or 25.0%, at December 31, 2018 to $64.8 million from $86.4 million at December 31, 2017.

	December, 31
	2018	2017	2016	2015	2014
	(dollars in thousands)
Total non-accrual loans (1)	$27,746	$43,925	$40,272	$48,381	$67,659
Loans past due 90 days or more on accrual status (2)	594	43	1,067	3,028	5,132
Accruing troubled debt restructured loans	36,458	42,431	53,637	70,707	84,720
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	64,798	86,399	94,976	122,116	157,511
Other impaired loans	47,454	12,155	4,233	6,758	9,239
Total impaired loans	$112,252	$98,554	$99,209	$128,874	$166,750
Other assets acquired through foreclosure, net	$17,924	$28,540	$47,815	$43,942	$57,150
Non-accrual loans to gross loans held for investment	0.16%	0.29%	0.31%	0.44%	0.81%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.00	0.00	0.01	0.03	0.06
Interest income received on non-accrual loans	$1,745	$1,614	$1,254	$1,634	$2,536
Interest income that would have been recorded under the original terms of non-accrual loans	2,268	2,444	2,045	2,549	3,758

(1)	Includes non-accrual TDR loans of $8.0 million and $10.1 million at December 31, 2018 and 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at December 31, 2017.
The composition of non-accrual loans by loan type and by segment were as follows:

	December 31, 2018			December 31, 2017
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$15,090	54.39%	0.09%	$22,026	50.14%	0.15%
Commercial real estate	—	—	—	7,721	17.58	0.05
Construction and land development	476	1.71	0.00	5,979	13.61	0.04
Residential real estate	11,939	43.03	0.07	8,117	18.48	0.05
Consumer	241	0.87	0.00	82	0.19	0.00
Total non-accrual loans	$27,746	100.00%	0.16%	$43,925	100.00%	0.29%

	December 31, 2018		December 31, 2017
	Nonaccrual Loans	Percent of Segment's Total Loans	Nonaccrual Loans	Percent of Segment's Total Loans
	(dollars in thousands)
Arizona	$8,312	0.23%	$4,520	0.14%
Nevada	6,374	0.32	8,189	0.44
Southern California	8,564	0.40	8,140	0.42
Northern California	4,255	0.33	14,489	1.14
Technology and Innovation	—	—	7,389	0.67
Other NBLS	241	0.00	51	0.00
Corporate & Other (1)	—	—	1,147	28.09
Total non-accrual loans	$27,746	0.16%	$43,925	0.29%
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
As of December 31, 2018 and 2017, the aggregate amount of loans classified as impaired was $112.3 million and $98.6 million, respectively, a net increase of 13.9%. The total specific allowance for credit losses related to these loans was $0.7 million and $5.6 million at December 31, 2018 and 2017, respectively. The Company had $36.5 million and $42.4 million in loans classified as accruing restructured loans at December 31, 2018 and 2017, respectively.
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	December 31, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$63,896	56.92%	0.36%	$621	91.19%	0.41%
Commercial real estate	18,937	16.87	0.11	—	—	—
Construction and land development	9,403	8.38	0.05	—	—	—
Residential real estate	19,744	17.59	0.11	60	8.81	0.04
Consumer	272	0.24	0.00	—	—	—
Total impaired loans	$112,252	100.00%	0.63%	$681	100.00%	0.45%

	December 31, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$34,156	34.66%	0.23%	$5,606	100.00%	4.00%
Commercial real estate	31,681	32.15	0.21	—	—	—
Construction and land development	15,426	15.65	0.10	—	—	—
Residential real estate	17,170	17.42	0.11	—	—	—
Consumer	121	0.12	0.00	—	—	0.00
Total impaired loans	$98,554	100.00%	0.65%	$5,606	100.00%	4.00%
Impaired loans by segment at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(in thousands)
Arizona	$34,899	$10,468
Nevada	33,860	46,730
Southern California	8,576	8,465
Northern California	4,928	14,489
Technology & Innovation	29,748	16,449
Other NBLs	241	51
Corporate & Other	—	1,902
Total impaired loans	$112,252	$98,554
The amount of interest income recognized on impaired loans for the years ended December 31, 2018, 2017, and 2016 was approximately $4.5 million, $4.0 million, and $4.2 million, respectively.

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$140,050	$124,704	$119,068	$110,216	$100,050
Provision charged to operating expense:
Commercial and industrial	13,198	14,268	10,638	18,411	14,551
Commercial real estate	2,177	5,347	(2,449)	(9,762)	(6,176)
Construction and land development	1,482	(2,805)	1,732	(1,454)	1,966
Residential real estate	5,867	318	(2,137)	(3,539)	(4,352)
Consumer	276	122	216	(456)	(1,263)
Total Provision	23,000	17,250	8,000	3,200	4,726
Recoveries of loans previously charged-off:
Commercial and industrial	(2,427)	(3,112)	(3,991)	(3,754)	(4,728)
Commercial real estate	(1,237)	(2,897)	(5,690)	(4,139)	(3,859)
Construction and land development	(1,433)	(1,229)	(485)	(1,872)	(2,160)
Residential real estate	(947)	(1,778)	(875)	(2,181)	(1,896)
Consumer	(43)	(84)	(144)	(203)	(459)
Total recoveries	(6,087)	(9,100)	(11,185)	(12,149)	(13,102)
Loans charged-off:
Commercial and industrial	15,034	8,186	12,477	5,550	4,370
Commercial real estate	233	2,269	728	—	964
Construction and land development	1	—	18	—	87
Residential real estate	1,038	447	165	820	1,728
Consumer	114	102	161	127	513
Total charged-off	16,420	11,004	13,549	6,497	7,662
Net charge-offs	10,333	1,904	2,364	(5,652)	(5,440)
Balance at end of period	$152,717	$140,050	$124,704	$119,068	$110,216
Net charge-offs (recoveries) to average loans outstanding	0.06%	0.01%	0.02%	(0.06)%	(0.07)%
Allowance for credit losses to gross loans	0.86	0.93	0.95	1.07	1.31
Allowance for credit losses to gross organic loans	0.92	1.03	1.11	1.23	1.36

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
December 31, 2018
Allowance for credit losses	$83,118	$34,829	$22,513	$11,276	$981	$152,717
Percent of total allowance for credit losses	54.4%	22.8%	14.8%	7.4%	0.6%	100.0%
Percent of loan type to total loans	43.8	36.9	12.1	6.8	0.4	100.0
December 31, 2017
Allowance for credit losses	$82,527	$31,648	$19,599	$5,500	$776	$140,050
Percent of total allowance for credit losses	58.9%	22.6%	14.0%	3.9%	0.6%	100.0%
Percent of loan type to total loans	45.2	40.8	10.9	2.8	0.3	100.0
December 31, 2016
Allowance for credit losses	$73,333	$25,673	$21,175	$3,851	$672	$124,704
Percent of total allowance for credit losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of loan type to total loans	44.3	42.1	11.3	2.0	0.3	100.0
December 31, 2015
Allowance for credit losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of total allowance for credit losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of loan type to total loans	47.4	39.3	10.2	2.9	0.2	100.0
December 31, 2014
Allowance for Credit Losses	$54,566	$28,783	$18,558	$7,456	$853	$110,216
Percent of Total Allowance for Credit Losses	49.5%	26.1%	16.8%	6.8%	0.8%	100.0%
Percent of loan type to total loans	42.0	45.0	9.0	3.6	0.4	100.0
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

	December 31, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	107	$125,585	62.37%	0.71%
Commercial real estate	42	71,116	35.32	0.40
Construction and land development	3	4,040	2.01	0.02
Residential real estate	1	527	0.26	0.00
Consumer	2	75	0.04	0.00
Total	155	$201,343	100.00%	1.13%

	December 31, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	166	$127,015	51.63%	0.84%
Commercial real estate	48	90,653	36.85	0.60
Construction and land development	5	18,471	7.51	0.12
Residential real estate	3	8,971	3.65	0.06
Consumer	10	880	0.36	0.01
Total	232	$245,990	100.00%	1.63%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(12,636)	3,224	(9,412)
Charitable contribution (1)	(6,895)	—	(6,895)
Valuation adjustments, net	—	(1,267)	(1,267)
Gains (losses), net (2)	1,214	—	1,214
Balance, end of period	$19,979	$(2,055)	$17,924

	2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,626)	2,431	(21,195)
Valuation adjustments, net	—	(120)	(120)
Gains (losses), net (2)	228	—	228
Balance, end of period	$32,552	$(4,012)	$28,540

	2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	13,110	—	13,110
Proceeds from sale of other real estate owned and repossessed assets, net	(11,584)	2,451	(9,133)
Valuation adjustments, net	—	268	268
(Losses) gains, net (2)	(372)	—	(372)
Balance, end of period	$54,138	$(6,323)	$47,815

(1)	Represents a contribution of OREO property to the Company's charitable foundation. See "Note 19. Related Party Transactions" for further discussion.

(2)	Includes net gains related to initial transfers to other assets of $1.0 million, $0.1 million, and $0.4 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $17.9 million, $28.5 million, and $47.8 million of such assets at December 31, 2018, 2017, and 2016 respectively.
At December 31, 2018, the Company held 11 OREO properties, compared to 19 at December 31, 2017.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $9.3 million as of December 31, 2018, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2018, 2017, and 2016, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.

The following is a summary of acquired intangible assets:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization
Core deposit intangibles	$14,647	$5,737	$8,910	$14,647	$4,144	$10,503

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in thousands)
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350
Deferred Tax Assets
Net deferred tax assets increased $26.2 million to $32.0 million from December 31, 2017. This overall increase in net deferred tax assets was primarily the result of the deferral of WAB's dividend from BW Real Estate from 2017 to 2018, which resulted in a $68.8 million deferred tax liability as of December 31, 2017 that was fully utilized during the year ended December 31, 2018. Decreases in the fair market value of AFS securities, which were not fully offset by the utilization of NOL and credit carryovers, also contributed to the increase in net deferred tax assets.
As of December 31, 2018, the Company's deferred tax valuation allowance of $2.4 million related to net capital loss carryovers. As of December 31, 2017, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $19.18 billion at December 31, 2018 from $16.97 billion at December 31, 2017, an increase of $2.20 billion, or 13.0%. The increase in deposits is attributable to an increase across all deposit types, with the largest increases in savings and money market deposits of $1.00 billion and interest-bearing demand deposits of $969.4 million from December 31, 2017.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2018, the Company has $322.9 million of CDARS deposits and $706.9 million of ICS deposits, compared to $401.4 million of CDARS deposits and $617.9 million of ICS deposits at December 31, 2017. At December 31, 2018 and 2017, the Company also has $718.2 million and $67.3 million, respectively, of wholesale brokered deposits.
In addition, non-interest-bearing deposits for which the Company provides account holders with earnings credits totaled $2.29 billion and $1.85 billion at December 31, 2018 and 2017, respectively. The Company incurred $18.0 million and $8.7 million in deposit related costs on these deposits during the year ended December 31, 2018 and 2017, respectively. These costs are reported in deposit costs as part of non-interest expense. The increase in these costs relates to both an increase in deposits eligible for earnings credits, along with higher average earnings credits paid, driven by a rising rate environment.

The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,891,160	0.61%	$1,467,231	0.27%	$1,217,344	0.18%
Savings and money market accounts	6,501,241	0.85	6,208,057	0.42	5,827,549	0.33
Time certificates of deposit	1,748,675	1.37	1,560,896	0.76	1,615,502	0.50
Total interest-bearing deposits	10,141,076	0.89	9,236,184	0.45	8,660,395	0.34
Non-interest-bearing demand deposits	7,712,791	—	6,788,783	—	5,062,319	—
Total deposits	$17,853,867	0.51%	$16,024,967	0.26%	$13,722,714	0.22%
Although the Company does not pay interest to depositors of non-interest-bearing accounts, earnings credits are awarded to some account holders, which offset charges incurred by account holders for other services. Earnings credits earned in excess of charges incurred by account holders are recorded in deposit costs as part of non-interest expense.
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2018	2017
	(in thousands)
3 months or less	$682,549	$536,116
3 to 6 months	446,847	440,732
6 to 12 months	409,736	329,026
Over 12 months	99,211	142,161
Total	$1,638,343	$1,448,035
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB, Federal funds purchased, and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, including Federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased are unsecured borrowings with other banks. Securities sold under agreements to repurchase are collateralized by securities and are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2018, total short-term borrowed funds consist of FHLB overnight advances of $235.0 million, Federal fund purchased of $256.0 million, and customer repurchase agreements of $22.4 million. At December 31, 2017, total short-term borrowed funds consisted of FHLB overnight advances of $390.0 million and customer repurchase agreements of $26.0 million.
At December 31, 2018 and 2017, the Company does not have any borrowings classified as long-term.

Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2018, the carrying value of all subordinated debt issuances, which includes the fair value of related hedges, was $299.4 million, compared to $308.6 million at December 31, 2017.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2018	2017
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(17,812)	(10,263)
Junior subordinated debt, at fair value		$48,685	$56,234
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(5,155)	(5,465)
Junior subordinated debt, at amortized cost		$12,372	$12,062

Total junior subordinated debt		$61,057	$68,296

(1)	The purchase accounting adjustment is being amortized over the remaining life of the trusts, pursuant to accounting guidance.
The weighted average interest rate of all junior subordinated debt as of December 31, 2018 was 5.15%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.03% at December 31, 2017.

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
Under the Basel III final rules, a capital conservation buffer, comprised of Common Equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625%. The capital conservation buffer reached its final level of 2.5% on January 1, 2019 and is now fully phased-in.
As of December 31, 2018 and 2017, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2018
WAL	$2,897,356	$2,431,320	$21,983,976	$22,204,799	13.2%	11.1%	10.9%	10.7%
WAB	2,628,650	2,317,745	22,040,765	22,209,700	11.9	10.5	10.4	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2017
WAL	$2,460,988	$2,013,744	$18,569,608	$19,624,517	13.3%	10.8%	10.3%	10.4%
WAB	2,299,919	2,003,745	18,664,200	19,541,990	12.3	10.7	10.3	10.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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

The following table sets forth the Company's significant contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,834,988	$1,707,065	$122,908	$5,015	$—
Qualifying debt	409,024	—	—	—	409,024
Other borrowings	491,000	491,000	—	—	—
Operating lease obligations	56,891	11,370	17,740	12,364	15,417
Purchase obligations	78,692	32,343	20,572	16,877	8,900
Total	$2,870,595	$2,241,778	$161,220	$34,256	$433,341
Purchase obligations primarily relate to contracts for software licensing, maintenance, and outsourced service providers.
Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$7,556,741	$2,650,999	$2,959,595	$851,520	$1,094,627
Credit card commitments and financial guarantees	237,312	237,312	—	—	—
Standby letters of credit	390,161	276,633	98,774	14,754	—
Total	$8,184,214	$3,164,944	$3,058,369	$866,274	$1,094,627
The following table sets forth certain information regarding short-term borrowings as of December 31, 2018 and the respective prior year end balances for customer repurchase agreements, lines of credit, FHLB advances, and Federal funds purchased:

	December 31,
	2018	2017	2016
	(dollars in thousands)
Customer Repurchase Accounts:
Maximum month-end balance	$30,559	$41,153	$50,332
Balance at end of year	22,411	26,017	41,728
Average balance	24,421	33,842	41,623
Lines of Credit:
Maximum month-end balance	—	—	5,000
Balance at end of year	—	—	—
Average balance	—	—	562
Federal funds purchased
Maximum month-end balance	256,000	—	—
Balance at end of year	256,000	—	—
Average balance	20,542	—	—
FHLB Advances:
Maximum month-end balance	625,000	440,000	490,000
Balance at end of year	235,000	390,000	80,000
Average balance	215,699	29,781	58,750
Total Short-Term Borrowed Funds	$513,411	$416,017	$121,728
Weighted average interest rate at end of year	2.46%	1.33%	0.42%
Weighted average interest rate during year	1.73	0.53	0.44

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
The following table presents the available and outstanding balances of the Company's lines of credit:

	December 31, 2018
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks
Committed amounts	$261.0	$126.0
Uncommitted amounts	409.0	130.0
Other lines with correspondent banks:
Secured other lines	—	—
Unsecured other lines	45.0	—
Total other lines with correspondent banks	$715.0	$256.0

In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2018 are presented in the following table:

December 31, 2018
(in millions)
FHLB:
Borrowing capacity	$2,964.3
Outstanding borrowings	235.0
Letters of credit	206.0
Total available credit	$2,523.3

FRB:
Borrowing capacity	$1,308.6
Outstanding borrowings	—
Total available credit	$1,308.6
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2018, there is $3.03 billion in liquid assets, comprised of $498.6 million in cash, cash equivalents, and money market investments and $2.53 billion in unpledged marketable securities. At December 31, 2017, the Company maintained $2.89 billion in liquid assets, comprised of $416.8 million of cash, cash equivalents, and money market investments, and $2.48 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2018, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2018, 2017, and 2016, net cash provided by operating activities was $541.0 million, $383.8 million, and $280.6 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the years ended December 31, 2018, 2017, and 2016, was $2.59 billion, $1.87 billion, and $810.5 million, respectively. There was a net increase in investment securities for the year ended December 31, 2018 of $60.5 million, compared to a net increase of $1.05 billion for the year ended December 31, 2017, and net increase of $771.9 million for the year ended December 31, 2016.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2018, 2017, and 2016, net deposits increased $2.20 billion, $2.42 billion, and $2.52 billion, respectively.

Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2018, the Company has $322.9 million of CDARS and $706.9 million of ICS deposits.
As of December 31, 2018, the Company has $718.2 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2018, the Parent contributed $1.1 million to WAB; WAB and LVSP paid dividends to the Parent of $150.0 million and $2.1 million, respectively. Subsequent to December 31, 2018, WAB paid dividends to the Parent of $40.0 million.
On December 12, 2018, the Company announced that it had adopted a common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250 million of its shares of common stock. The repurchase program will expire on December 31, 2019 and all shares repurchased under the plan are retired upon settlement. In addition, the Company periodically acquires shares of its common stock outside of the repurchase program related to stock compensation plan activity.
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
Overview
WAL is a separate and distinct legal entity from WAB and its other subsidiaries. As a registered bank holding company, WAL is subject to inspection, examination, and supervision by the FRB, and is regulated under the BHCA. WAL is also under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. The Company’s common stock is listed on the NYSE under the trading symbol “WAL” and the Company is subject to the rules of the NYSE for listed companies. The Company is a financial institution holding company within the meaning of Arizona law. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through WAB, its wholly-owned banking subsidiary. WAB is an Arizona chartered bank and a member of the Federal Reserve System. WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. WAB is subject to the supervision of, and to regular examination by, the Arizona Department of Financial Institutions, the FRB as its primary federal regulator, as well as by the FDIC as its deposit insurer. WAB's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Company also serves business customers through a national platform of specialized financial services providers.
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
EGRRCPA
On May 24, 2018, the President signed into law the EGRRCPA which, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides limited regulatory relief to certain financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. The EGRRCPA relieves bank holding companies with less than $100 billion in assets, such as the Company, from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, resolution planning and enhanced liquidity and risk management requirements). In addition to amending the Dodd Frank Act, the EGRRCPA also includes certain additional banking-related provisions, consumer protection provisions and securities law-related provisions. Many of the EGRRCPA’s changes must be implemented through rules adopted by federal agencies, and certain changes remain subject to their substantial regulatory discretion. As a result, the full impact of the EGRRCPA will remain unclear for the immediate future. The Company expects to continue to evaluate the potential impact of the EGRRCPA as it is further implemented by the regulators.
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
As a result of passage of the EGRRCPA, together with the interagency statement regarding the impact of the EGRRCPA released by the FRB, the FDIC and the OCC on July 6, 2018, the Company is relieved from the requirement to conduct company-run stress testing for itself and WAB until reaching $100 billion in assets. Notwithstanding that federal banking agencies will not take action to require company-run stress testing, the capital planning and risk management practices of the Company and the Bank will continue to be reviewed through the regular supervisory processes of the FRB.
In February 2014, the FRB issued a rule further implementing the enhanced prudential standards required by the Dodd-Frank Act. Although most of the standards apply only to bank holding companies with more than $50 billion in assets, as directed by the Dodd-Frank Act, the rule contains certain standards that apply to bank holding companies with more than $10 billion in assets, including a requirement to establish a risk committee of the Company's BOD to manage enterprise-wide risk. The Company meets these requirements. The EGRRCPA increased the asset threshold for requiring a bank holding company to establish a separate risk committee of independent directors from $10 billion to $50 billion. Notwithstanding this change, the Company anticipates retaining its separate risk committee of independent directors.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and WAB, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act, which includes CLO and CDO securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with (1) organizing and offering the covered fund; (2) certain risk-mitigating hedging activities; and (3) de minimis investments in covered funds. Compliance with the Volcker Rule was required by July 21, 2017 and the Company is fully compliant.

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
Federal Reserve System
As a member of the Federal Reserve System, WAB is required by law to maintain reserves against its transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $145.9 million and $105.5 million, as of December 31, 2018 and 2017, respectively.
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
The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. The Capital Rules became fully phased-in on January 1, 2019. Thus, the capital standards applicable to the Company beginning in 2019 now include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The deductions and adjustments were incrementally phased in between January 1, 2015 and January 1, 2019.
In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale portfolio) under GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Capital Rules, the effects of certain of these items are not excluded; however, non-advanced approaches banking organizations may make a one-time permanent election to continue to exclude these items. The Company has made this one-time election to exclude these items from its regulatory capital ratios.
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
Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.
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

Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC is undertaking a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” At this time, it is difficult to predict the impact, if any, to the Bank of the FDIC’s review of brokered deposit regulations.
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
Federal Deposit Insurance
Substantially all of the deposits of WAB are insured up to applicable limits by the FDIC’s DIF. The basic limit on FDIC deposit insurance is $250,000 per depositor. WAB is subject to deposit insurance assessments to maintain the DIF.
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
The Dodd-Frank Act requires that the FDIC raise the minimum reserve ratio of the DIF from 1.15% to 1.35%, and that the FDIC offset the effect of this increase on insured depository institutions with total consolidated assets of less than $10 billion. In March 2016, the FDIC finalized a rule to impose a surcharge of 4.5 cents per $100 of their assessment base on deposit insurance assessment rates paid by insured depository institutions with total consolidated assets of more than $10 billion. As of June 30, 2016, the minimum reserve ratio reached 1.17% and as such, WAB was subject to the surcharge beginning July 1, 2016. At September 30, 2018, the reserve ratio reached 1.36%, exceeding the statutorily required minimum. As a result, WAB was no longer subject to the surcharge as of September 30, 2018. The FDIC also has authority to further increase deposit insurance assessments. FDIC deposit insurance expense also includes FICO assessments related to outstanding FICO bonds. These assessments will continue until the FICO bonds mature, with such maturities beginning in 2017 and continuing through 2019.
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

For example, in August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended GLBA. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.
The GLBA also requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information.
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
The federal banking agencies, including the FRB, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess, and mitigate these risks, both internally and at critical third party services providers. In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets.
Although these laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with all of the laws, regulations, and reporting obligations may require significant resources of WAL and WAB, these laws and regulations do not materially affect WAB’s products, services or other business activities.
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
Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable house and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2018, WAB’s total investment in FHLB stock was $17.3 million.
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2018, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At December 31, 2018, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company’s net interest income exposure in the 100 basis point down-rate scenario was not within the Company’s guideline of (5.0)%. The breach is the result of the Company’s asset sensitive balance sheet as the Company’s assets re-price faster than its liabilities. In addition, interest-rate sensitive liabilities have a less significant impact to changes in interest rates due to the liability pricing assumptions utilized in the model and, as non-interest-bearing deposits represent 39% of total deposits, the Company has a higher proportion of interest-earning assets in comparison to its interest-bearing liabilities. Accordingly, in a down-rate scenario, asset pricing will react faster than liability pricing, resulting in an expected loss of interest income. The Board and ALCO have accepted the breach and believe that as deposit costs increase over time, the proportion of fixed-rate assets relative to floating-rate assets will also increase, reducing our asset sensitivity and dampening the impact of a down-rate scenario.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Short Rates Up 100
	(in thousands)
Interest Income	$1,077,413	$1,185,872	$1,306,369	$1,426,302	$1,546,495	$1,667,029	$1,294,126
Interest Expense	147,959	198,680	253,016	307,350	361,680	416,006	252,033
Net Interest Income	929,454	987,192	1,053,353	1,118,952	1,184,815	1,251,023	1,042,093
% Change	(5.8)%		6.7%	13.3%	20.0%	26.7%	5.6%
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
At December 31, 2018, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2018:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Short Rates Up 100
	(in thousands)
Assets	$23,532,413	$23,018,258	$22,486,076	$21,994,506	$21,546,768	$21,121,409	$23,016,043
Liabilities	18,908,801	18,498,856	18,173,139	17,893,596	17,648,641	17,430,703	18,942,813
Net Present Value	4,623,612	4,519,402	4,312,937	4,100,910	3,898,127	3,690,706	4,073,230
% Change	2.3%		(4.6)%	(9.3)%	(13.7)%	(18.3)%	(9.9)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of December 31, 2018 and 2017:
Outstanding Derivatives Positions

December 31,
2018			2017
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,017,773	$(42,477)	15.8	$1,115,736	$(51,629)	16.0

Item 8.	Financial Statements and Supplementary Data
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Western Alliance Bancorporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated March 1, 2019, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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

Phoenix, Arizona
March 1, 2019

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$180,053	$181,191
Interest-bearing deposits in other financial institutions	318,519	235,577
Cash, cash equivalents, and restricted cash	498,572	416,768
Money market investments	7	—
Investment securities - AFS, at fair value; amortized cost of $3,339,888 at December 31, 2018 and $3,515,401 at December 31, 2017	3,276,988	3,499,519
Investment securities - HTM, at amortized cost; fair value of $298,648 at December 31, 2018 and $256,314 at December 31, 2017	302,905	255,050
Investment securities - equity	115,061	—
Investments in restricted stock, at cost	66,132	65,785
Loans, net of deferred loan fees and costs	17,710,629	15,093,935
Less: allowance for credit losses	(152,717)	(140,050)
Net loans held for investment	17,557,912	14,953,885
Premises and equipment, net	119,474	118,719
Other assets acquired through foreclosure, net	17,924	28,540
Bank owned life insurance	170,145	167,764
Goodwill	289,895	289,895
Other intangible assets, net	9,260	10,853
Deferred tax assets, net	31,990	5,780
Investments in LIHTC	342,381	267,023
Other assets	310,840	249,504
Total assets	$23,109,486	$20,329,085
Liabilities:
Deposits:
Non-interest-bearing demand	$7,456,141	$7,433,962
Interest-bearing	11,721,306	9,538,570
Total deposits	19,177,447	16,972,532
Customer repurchase agreements	22,411	26,017
Other borrowings	491,000	390,000
Qualifying debt	360,458	376,905
Other liabilities	444,436	333,933
Total liabilities	20,495,752	18,099,387
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 106,741,870 shares issued at December 31, 2018 and 107,057,520 at December 31, 2017	10	10
Treasury stock, at cost (1,793,231 shares at December 31, 2018 and 1,570,155 shares at December 31, 2017)	(53,083)	(40,173)
Additional paid in capital	1,417,724	1,424,540
Accumulated other comprehensive (loss)	(33,622)	(3,145)
Retained earnings	1,282,705	848,466
Total stockholders’ equity	2,613,734	2,229,698
Total liabilities and stockholders’ equity	$23,109,486	$20,329,085
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$910,577	$747,510	$636,596
Investment securities	106,752	83,354	52,570
Dividends	7,915	7,740	9,002
Other	8,239	6,909	2,338
Total interest income	1,033,483	845,513	700,506
Interest expense:
Deposits	90,464	41,965	29,722
Other borrowings	4,329	561	508
Qualifying debt	22,287	18,273	12,998
Other	524	50	65
Total interest expense	117,604	60,849	43,293
Net interest income	915,879	784,664	657,213
Provision for credit losses	23,000	17,250	8,000
Net interest income after provision for credit losses	892,879	767,414	649,213
Non-interest income:
Service charges and fees	22,295	20,346	18,824
Income from equity investments	8,595	4,496	2,664
Card income	8,009	6,313	5,226
Foreign currency income	4,760	3,536	3,419
Lending related income and gains (losses) on sale of loans, net	4,340	2,212	5,295
Income from bank owned life insurance	3,946	3,861	3,762
(Loss) gain on sales of investment securities, net	(7,656)	2,343	1,059
Unrealized (losses) gains on assets measured at fair value, net	(3,611)	(1)	8
Other income	2,438	2,238	2,658
Total non-interest income	43,116	45,344	42,915
Non-interest expense:
Salaries and employee benefits	253,238	214,344	188,810
Occupancy	29,404	27,860	27,303
Legal, professional, and directors' fees	28,722	29,814	24,610
Data processing	22,716	19,225	19,657
Deposit costs	18,900	9,731	4,983
Insurance	14,005	14,042	12,898
Business development	5,960	6,128	5,902
Loan and repossessed asset expenses	4,578	4,617	2,999
Card expense	4,301	3,413	1,939
Marketing	3,770	3,804	3,596
Intangible amortization	1,594	2,074	2,788
Net loss (gain) on sales / valuations of repossessed and other assets	9	(80)	(125)
Acquisition / restructure expense	—	—	12,412
Other expense	38,470	25,969	23,177
Total non-interest expense	425,667	360,941	330,949
Income before provision for income taxes	510,328	451,817	361,179
Income tax expense	74,540	126,325	101,381
Net income	$435,788	$325,492	$259,798

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Earnings per share:
Basic	$4.16	$3.12	$2.52
Diluted	4.14	3.10	2.50
Weighted average number of common shares outstanding:
Basic	104,669	104,179	103,042
Diluted	105,370	104,997	103,843
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$435,788	$325,492	$259,798
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $13,354, $(3,973), and $15,099, respectively	(40,808)	6,334	(24,254)
Unrealized (loss) gain on SERP, net of tax effect of $24, $(79), and $(18), respectively	(77)	264	31
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(1,857), $2,220, and $1,405, respectively	5,693	(3,604)	(2,077)
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(1,883), $899, and $404, respectively	5,773	(1,444)	(655)
Net other comprehensive (loss) income	(29,419)	1,550	(26,955)
Comprehensive income	$406,369	$327,042	$232,843
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2015	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	259,798	259,798
Exercise of stock options	77	—	1,070	—	—	—	1,070
Restricted stock, performance stock units, and other grants, net	662	—	19,812	—	—	—	19,812
Restricted stock surrendered (1)	(305)	—	—	(9,483)	—	—	(9,483)
ATM common stock issuance, net	1,550	—	55,785	—	—	—	55,785
Other comprehensive loss, net	—	—	—	—	(26,955)	—	(26,955)
Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Balance, January 1, 2017 (2)	105,071	10	1,400,140	(26,362)	(4,695)	522,974	1,892,067
Net income	—	—	—	—	—	325,492	325,492
Exercise of stock options	38	—	846	—	—	—	846
Restricted stock, performance stock units, and other grants, net	648	—	23,554	—	—	—	23,554
Restricted stock surrendered (1)	(270)	—	—	(13,811)	—	—	(13,811)
Other comprehensive income, net	—	—	—	—	1,550	—	1,550
Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (3)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	435,788	435,788
Exercise of stock options	22	—	554	—	—	—	554
Restricted stock, performance stock unit, and other grants, net	564	—	25,711	—	—	—	25,711
Restricted stock surrendered (1)	(223)	—	—	(12,910)	—	—	(12,910)
Stock repurchase	(901)	—	(33,081)	—	—	(2,607)	(35,688)
Other comprehensive loss, net	—	—	—	—	(29,419)	—	(29,419)
Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734

(1)	Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.

(2)
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

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$435,788	$325,492	$259,798
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	23,000	17,250	8,000
Depreciation and amortization	14,319	13,393	12,494
Stock-based compensation	25,711	23,554	20,338
Deferred income taxes	(16,709)	88,471	7,644
Amortization of net premiums for investment securities	14,247	16,938	13,790
Amortization of tax credit investments	35,898	25,355	17,336
Accretion of fair market value adjustments on loans acquired from business combinations	(18,565)	(28,235)	(29,209)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	1,904	2,385	3,098
Income from bank owned life insurance	(3,946)	(3,861)	(3,762)
Losses / (Gains) on:
Sales of investment securities	7,656	(2,343)	(1,059)
Assets measured at fair value, net	3,611	1	(8)
Sale of loans	(2,638)	(945)	(2,492)
Other assets acquired through foreclosure, net	(1,214)	(228)	372
Valuation adjustments of other repossessed assets, net	1,267	120	(268)
Sale of premises, equipment, and other assets, net	(44)	28	21
Changes in:
Other assets	1,378	(111,902)	(23,114)
Other liabilities	19,309	18,338	(2,334)
Net cash provided by operating activities	540,972	383,811	280,645
Cash flows from investing activities:
Investment securities - trading
Principal pay downs and maturities	—	—	395
Proceeds from sales	—	994	—
Investment securities - AFS
Purchases	(520,734)	(1,429,434)	(1,205,057)
Principal pay downs and maturities	425,151	430,934	499,541
Proceeds from sales	154,434	110,104	25,504
Investment securities - HTM
Purchases	(56,575)	(169,400)	(92,384)
Principal pay downs and maturities	8,987	6,174	94
Equity securities carried at fair value
Purchases	(71,728)	—	—
Reinvestment of dividends	(577)	—	—
Proceeds from sales	48,639	—	—
Purchase of investment tax credits	(109,598)	(38,098)	(28,847)
Purchase of SBIC investments	(4,129)	(5,819)	—
(Purchase) sale of money market investments, net	(7)	—	121
Proceeds from bank owned life insurance	1,655	607	1,710
(Purchase) liquidation of restricted stock, net	(347)	(535)	(7,139)
Loan fundings and principal collections, net	(2,586,703)	(1,873,387)	(810,543)
Purchase of premises, equipment, and other assets, net	(11,313)	(8,862)	(10,574)
Proceeds from sale of other real estate owned and repossessed assets, net	9,412	21,195	9,133
Cash and cash equivalents (used) acquired in acquisitions, net	—	—	(1,272,187)
Net cash used in investing activities	(2,713,433)	(2,955,527)	(2,890,233)

	December 31,
	2018	2017	2016
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,204,915	$2,422,669	$2,519,239
Proceeds from issuance of subordinated debt	—	—	169,256
Net increase (decrease) in borrowings	97,394	294,289	(66,428)
Proceeds from exercise of common stock options	554	846	1,070
Cash paid for tax withholding on vested restricted stock	(12,910)	(13,811)	(9,483)
Common stock repurchases	(35,688)	—	—
Proceeds from issuance of stock in offerings, net	—	—	55,785
Net cash provided by financing activities	2,254,265	2,703,993	2,669,439
Net increase (decrease) in cash, cash equivalents, and restricted cash	81,804	132,277	59,851
Cash, cash equivalents, and restricted cash at beginning of period	416,768	284,491	224,640
Cash, cash equivalents, and restricted cash at end of period	$498,572	$416,768	$284,491
Supplemental disclosure:
Cash paid during the period for:
Interest	$113,507	$59,838	$41,565
Income taxes	18,760	99,430	61,281
Non-cash operating, investing, and financing activity:
Transfers to other assets acquired through foreclosure, net	5,744	1,812	13,110
Unfunded commitments originated	167,502	123,012	56,479
Non-cash charitable contribution	6,895	—	—
Non-cash assets acquired in acquisition	—	—	1,284,557
Non-cash liabilities acquired in acquisition	—	—	12,559
Change in unrealized (loss) gain on AFS securities, net of tax	(40,808)	6,334	(24,254)
Change in unrealized gain (loss) on junior subordinated debt, net of tax	5,693	(3,604)	(2,077)
Net increase (decrease) in unfunded obligations	46,495	(10,495)	(21,225)
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
Principles of consolidation
As of December 31, 2018, WAL has the following significant wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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

Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $145.9 million and $105.5 million as of December 31, 2018 and 2017, respectively.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2018, 2017, or 2016.
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
Low income housing credits
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions. The Company accounts for these investments using the proportional amortization method. See LIHTC section in "Note 14. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion.
The Company evaluates its interests in these entities to determine if it has a variable interest and whether it is required to consolidate these entities. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity. A VIE is broadly defined as an entity where either 1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or 2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company is required to consolidate any VIEs when it is determined to be the primary beneficiary of the VIE's operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company’s assessment of whether it is the primary beneficiary of a VIE includes consideration of various factors such as, the Company's ability to direct the activities that most significantly impact the entity's economic performance, its form of ownership interest, its representation on the entity's governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. The Company is required to evaluate whether to consolidate a VIE both at inception and on an ongoing basis as changes in circumstances require reconsideration.
The Company’s investments in qualified affordable housing projects meet the definition of a VIE as the entities do not have sufficient equity investment at risk to finance their activities without additional subordinated financial support and are structured with nonsubstantive voting rights. The general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Accordingly, as a limited partner, the Company is not the primary beneficiary and is not required consolidate these entities.

Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $358.7 million and $360.0 million as of December 31, 2018 and 2017, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Customer repurchase agreements
The Company enters into repurchase agreements with customers, whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction.
Stock compensation plans
The Company has the Incentive Plan, as amended, which is described more fully in "Note 10. Stockholders' Equity" of these Notes to Consolidated Financial Statements. Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Forfeitures are estimated at the time of the award grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
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
Common Stock Repurchases
On December 11, 2018, the Company adopted its common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250 million of its shares of common stock. All shares repurchased under the plan are retired upon settlement. The Company has elected to allocate the excess of the repurchase price over the par value of its common stock between additional paid-in capital and retained earnings. The allocation of the excess repurchase price to additional paid-in capital is limited to the amount of additional paid-in capital that was recorded at the time that the shares were initially issued, which is calculated on a last-in, first-out basis.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2018 and 2017. The estimated fair value amounts for December 31, 2018 and 2017 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Investment securities
The fair values of CRA investments, and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
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
Non-interest income
Non-interest income includes service charges and fees, income from equity investments, card income, foreign currency income, income from bank owned life insurance, lending related income, net gain or loss on sales of investment securities, net unrealized gains or losses on assets measured at fair value, and other income. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided in accordance with ASC 606, Revenue from Contracts with Customers. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. Beginning on October 1, 2018, interchange fees are being recorded net of customer rewards earned, which is more in line with current industry practice. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Net unrealized gains or losses on assets measured at fair value represent fair value changes in equity securities and are accounted for in accordance with ASC 321, Investments - Equity Securities. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 840, Leases. Net gain or loss on sales / valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 22. Revenue from Contracts with Customers" of these Notes to Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the new standard.
Recent accounting pronouncements
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position, which will result in a gross up of assets and liabilities on the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In July 2018, the FASB issued guidance within ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) Targeted Improvements. The amendments within ASU 2018-10 clarify how to apply certain aspects and transition adjustments of the new leases standard. The amendments within ASU 2018-11 give entities another option for transition and provide lessors with a practical expedient. The transition option allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, under this transition approach, the modified retrospective transition method still applies; however, a cumulative-effect adjustment to retained earnings is recognized in the period of adoption, rather than the earliest period presented. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has substantially completed its implementation of the new lease standard. All key lease data has been gathered and input into the Company's lease software application and validation procedures over the resulting output has been performed. The Company has elected to apply the practical expedients permitting entities to forgo reassessment of 1) expired or existing contracts that may contain leases; 2) lease classification of expired or existing leases; and 3) initial direct costs for any existing leases. Upon adoption of this standard on January 1, 2019, the Company recorded a right-of-use asset and corresponding lease liability of approximately $45 million. The new standard will not have a material impact on the Company's results of operations or cash flow.
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will coordinate and facilitate all phases of planning and implementation of the new guidance. The Company has currently identified eight portfolio segments and plans to implement six to eight models for CECL, with the expectation that its portfolio segmentation and models will continue to evolve as the Company's loan mix and composition change. The models consist of both internally-developed models and vended solutions. Model validations for four of its models are substantially complete and parallel testing of the Company's major portfolio segments is underway. The implementation team is also updating the Company's accounting policies and assessing its control framework to identify risks resulting from new processes, judgments, and data.
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
In July 2018, the FASB issued guidance within ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 are intended to clarify or correct unintended guidance in the FASB Codification and affect a wide variety of Topics in the Codification. The topics that are applicable to the Company include: 1) debt modifications and extinguishments; 2) stock compensation; and 3) derivatives and hedging. For debt modifications and extinguishments, the amendment clarifies that, in an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is equal to its fair value at the reacquisition date, and upon extinguishment, the cumulative amount of the gain or loss on the extinguished debt that resulted from changes in instrument-specific credit risk should be presented in net income. The Company has junior subordinated debt that is recorded at fair value at each reporting period due to election of the FVO. Accordingly, if in the future, the Company chooses to repay this debt prior to its contractual maturity, this amendment would be applicable. For stock compensation, the amendment clarifies that excess tax benefits or tax deficiencies should be recognized in the period in which the amount of the tax deduction is determined, which is typically when an award is exercised (in the case of share options) or vests (in the case of non-vested stock awards). The Company already records excess tax benefits or tax deficiencies in the periods in which the tax deduction is determined. Therefore, this amendment will not have an effect on the Company's accounting for excess tax benefits or tax deficiencies. For derivatives and hedging, previous guidance permits derivatives to be offset only when all four conditions (including the intent to set off) are met. This amendment clarifies that the intent to set off is not required to offset fair value amounts recognized for derivative instruments that are executed with the same counterparty under a master netting agreement. This amendment will not have an effect on the offsetting of the Company's derivative assets and liabilities. The amendments in this ASU that do not require transition guidance are effective immediately and those amendments that have transition guidance are effective for annual periods beginning after December 15, 2018.
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
Recently adopted accounting guidance
In May 2014, the FASB issued guidance within ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 to ASC 606, Revenue from Contracts with Customers, creates a common revenue standard and clarifies the principles for recognizing revenue that can be applied consistently across various transactions, industries, and capital markets. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s). The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. Substantially all of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. The contracts that are within the scope of this guidance include service charges and fees on deposit accounts, certain types of card income, and success fees earned from equity investments. The Company completed its review of contracts and other agreements that are within the scope of this guidance and did not identify any material changes to the timing or amount of revenue recognition. Accordingly, the Company did not recognize an adjustment to retained earnings upon adoption of this guidance. The Company’s accounting policies did not change materially since the principles of revenue recognition in the ASU are largely consistent with current practices applied by the Company. The Company has expanded its qualitative disclosures of performance obligations and disaggregation of significant categories of revenue. See "Note 22. Revenue from Contracts with Customers" for further discussion.
In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. Effective on January 1, 2015, the Company adopted the amendment noted in item 5) above as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Effective on January 1, 2018, the Company adopted the other amendments in this guidance. The primary impact on the Company's Consolidated Financial Statements results from the amendments discussed in item 1) above as changes in the fair value of the Company's equity investments are now recognized in net income, rather than in AOCI. As of January 1, 2018, the Company recorded a cumulative-effect adjustment of $0.4 million to decrease accumulated other comprehensive income with a corresponding increase to opening retained earnings. During the year ended December 31, 2018, the Company recognized a loss of $3.6 million related to fair value changes in equity securities still held at the reporting date, which was recorded in the Consolidated Income Statement.
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
In May 2017, the FASB issued guidance within ASU 2017-09, Scope of Modification Accounting. The amendments in ASU 2017-09 to Topic 718, Compensation - Stock Compensation, provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$302,905	$3,163	$(7,420)	$298,648

Available-for-sale debt securities
CDO	$50	$15,277	$—	$15,327
Commercial MBS issued by GSEs	106,385	82	(6,361)	100,106
Corporate debt securities	105,029	—	(5,649)	99,380
Private label residential MBS	948,161	945	(24,512)	924,594
Residential MBS issued by GSEs	1,564,181	1,415	(35,472)	1,530,124
Tax-exempt	542,086	4,335	(7,753)	538,668
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	40,000	—	(1,812)	38,188
U.S. treasury securities	1,996	—	(12)	1,984
Total AFS debt securities	$3,339,888	$22,054	$(84,954)	$3,276,988

Equity securities (1)
CRA investments	$52,210	$—	$(1,068)	$51,142
Preferred stock	65,954	148	(2,183)	63,919
Total equity securities	$118,164	$148	$(3,251)	$115,061

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$255,050	$4,514	$(3,250)	$256,314

Available-for-sale debt securities
CDO	$50	$21,807	$—	$21,857
Commercial MBS issued by GSEs	113,069	46	(4,038)	109,077
Corporate debt securities	105,044	261	(1,822)	103,483
Private label residential MBS	874,261	756	(6,493)	868,524
Residential MBS issued by GSEs	1,719,188	810	(30,703)	1,689,295
Tax-exempt	501,988	10,893	(1,971)	510,910
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	64,000	—	(2,538)	61,462
U.S. treasury securities	2,496	—	(14)	2,482
Available-for-sale equity securities (1)
CRA investments	51,133	—	(517)	50,616
Preferred stock	52,172	1,160	(136)	53,196
Total AFS securities	$3,515,401	$35,733	$(51,615)	$3,499,519

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

The Company conducts an OTTI analysis on a quarterly basis. The initial indication of OTTI is a decline in the market value below the amount recorded for an investment, and taking into account the severity and duration of the decline. Another potential indication of OTTI is a downgrade below investment grade. In determining whether an impairment is OTTI, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
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
At December 31, 2018 and 2017, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of AFS securities in an unrealized loss position at December 31, 2018 is 373, compared to 302 at December 31, 2017. The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the years ended December 31, 2018, 2017, and 2016. The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2018 and 2017. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$3,868	$91,095	$3,552	$69,991	$7,420	$161,086
Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$6,361	$98,275	$6,361	$98,275
Corporate debt securities	16	5,013	5,633	94,367	5,649	99,380
Private label residential MBS	5,173	217,982	19,339	537,316	24,512	755,298
Residential MBS issued by GSEs	1,363	141,493	34,109	1,215,490	35,472	1,356,983
Tax-exempt	3,562	209,767	4,191	72,382	7,753	282,149
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	—	—	1,812	38,188	1,812	38,188
U.S. treasury securities	—	—	12	1,984	12	1,984
Total AFS securities	$10,114	$574,255	$74,840	$2,086,619	$84,954	$2,660,874

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$3,250	$107,921	$—	$—	$3,250	$107,921

Available-for-sale debt securities
Commercial MBS issued by GSEs	$161	$13,565	$3,877	$93,641	$4,038	$107,206
Corporate debt securities	1,398	78,602	424	19,576	1,822	98,178
Private label residential MBS	3,115	480,885	3,378	188,710	6,493	669,595
Residential MBS issued by GSEs	13,875	999,478	16,828	523,270	30,703	1,522,748
Tax-exempt	17	6,159	1,954	69,674	1,971	75,833
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	14	4,986	2,524	56,476	2,538	61,462
U.S. treasury securities	14	2,482	—	—	14	2,482

Available-for-sale equity securities
CRA investments	$—	$—	$517	$50,616	$517	$50,616
Preferred stock	136	7,357	—	—	136	7,357
Total AFS securities	$18,730	$1,593,514	$32,885	$1,030,580	$51,615	$2,624,094
The amortized cost and fair value of securities as of December 31, 2018, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2018
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$11,300	$11,317
After one year through five years	—	—
After five years through ten years	14,493	14,845
After ten years	277,112	272,486
Total HTM securities	$302,905	$298,648

Available-for-sale
Due in one year or less	$3,306	$3,327
After one year through five years	12,063	12,112
After five years through ten years	216,197	210,070
After ten years	489,595	496,655
Mortgage-backed securities	2,618,727	2,554,824
Total AFS securities	$3,339,888	$3,276,988

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2018 and 2017:

	December 31, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$302,905	$302,905

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,327	$—	$15,327
Commercial MBS issued by GSEs	—	100,106	—	—	—	—	—	100,106
Corporate debt securities	—	—	—	66,515	32,865	—	—	99,380
Private label residential MBS	887,520	—	34,342	343	947	1,442	—	924,594
Residential MBS issued by GSEs	—	1,530,124	—	—	—	—	—	1,530,124
Tax-exempt	66,160	12,146	306,409	152,330	—	—	1,623	538,668
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	38,188	—	—	—	—	—	38,188
U.S. treasury securities	—	1,984	—	—	—	—	—	1,984
Total AFS securities (1)	$953,680	$1,682,548	$340,751	$219,188	$62,429	$16,769	$1,623	$3,276,988

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$25,767	$51,142
Preferred stock	—	—	—	—	45,771	3,693	14,455	63,919
Total equity securities (1)	$—	$25,375	$—	$—	$45,771	$3,693	$40,222	$115,061

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2017
	AAA		Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—		$—	$—	$—	$—	$—	$255,050	$255,050

Available-for-sale debt securities
CDO	$—		$—	$—	$—	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—		109,077	—	—	—	—	—	109,077
Corporate debt securities	—		—	—	74,293	29,190	—	—	103,483
Private label residential MBS	809,242		—	55,161	1,350	931	1,840	—	868,524
Residential MBS issued by GSEs	—		1,689,295	—	—	—	—	—	1,689,295
Tax-exempt	64,893		25,280	249,200	167,994	—	—	3,543	510,910
Trust preferred securities	—		—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—		61,462	—	—	—	—	—	61,462
U.S. treasury securities	—		2,482	—	—	—	—	—	2,482

Available-for-sale equity securities
CRA investments	—		25,349	—	—	—	—	25,267	50,616
Preferred stock	—		—	—	10,388	23,822	4,104	14,882	53,196
Total AFS securities (1)	$874,135	—	$1,912,945	$304,361	$254,025	$82,560	$27,801	$43,692	$3,499,519

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

Securities with carrying amounts of approximately $788.4 million and $913.7 million at December 31, 2018 and 2017, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Available-for-sale securities
Gross gains	$8,074	$3,204	$2,115
Gross losses	(7,738)	(861)	(1,056)
Net gains (losses)	$336	$2,343	$1,059

Equity securities (1)
Gross gains	$—	$—	$—
Gross losses	(7,992)	—	—
Net (losses) gains	$(7,992)	$—	$—

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

During the year ended December 31, 2018, the Company sold certain available-for-sale securities with a carrying value of $119.8 million and recognized a loss on sale of these securities of $7.7 million. The sales resulted from management’s review of its investment portfolio, which led to its decision to sell lower yielding securities and reinvest in securities with higher yields and shorter durations. With the exception of these transactions, management does not intend to sell any of its debt securities in an unrealized loss position in the foreseeable future and it is more-likely-than-not that the Company will not be required to sell these securities prior to recovery.

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	December 31,
	2018	2017
	(in thousands)
Commercial and industrial	$7,762,642	$6,841,381
Commercial real estate - non-owner occupied	4,213,428	3,904,011
Commercial real estate - owner occupied	2,325,380	2,241,613
Construction and land development	2,134,753	1,632,204
Residential real estate	1,204,355	425,940
Consumer	70,071	48,786
Loans, net of deferred loan fees and costs	17,710,629	15,093,935
Allowance for credit losses	(152,717)	(140,050)
Total loans HFI	$17,557,912	$14,953,885
Net deferred loan fees and costs as of December 31, 2018 and 2017 total $36.3 million and $25.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $2.0 million and $8.5 million as of December 31, 2018 and 2017, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $7.1 million and $14.1 million as of December 31, 2018 and 2017, respectively. Credit marks were $14.6 million and $27.0 million as of December 31, 2018 and 2017, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,753,111	$3,187	$416	$5,928	$9,531	$7,762,642
Commercial real estate
Owner occupied	2,320,321	4,441	—	618	5,059	2,325,380
Non-owner occupied	4,051,837	—	—	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,382,664	—	—	—	—	1,382,664
Land	751,613	—	476	—	476	752,089
Residential real estate	1,182,933	9,316	4,010	8,096	21,422	1,204,355
Consumer	69,830	—	—	241	241	70,071
Total loans	$17,673,900	$16,944	$4,902	$14,883	$36,729	$17,710,629

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$6,835,385	$2,245	$669	$3,082	$5,996	$6,841,381
Commercial real estate
Owner occupied	2,240,457	1,026	—	130	1,156	2,241,613
Non-owner occupied	3,696,729	2,993	—	2,847	5,840	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,090,176	—	—	—	—	1,090,176
Land	536,917	—	—	5,111	5,111	542,028
Residential real estate	411,857	6,874	1,487	5,722	14,083	425,940
Consumer	48,408	83	213	82	378	48,786
Total loans	$15,061,371	$13,221	$2,369	$16,974	$32,564	$15,093,935
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2018				December 31, 2017
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$7,639	$7,451	$15,090	$—	$17,913	$4,113	$22,026	$43
Commercial real estate
Owner occupied	—	—	—	594	1,089	792	1,881	—
Non-owner occupied	—	—	—	—	—	5,840	5,840	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	476	476	—	—	—	—	—
Land	—	—	—	—	868	5,111	5,979	—
Residential real estate	552	11,387	11,939	—	2,039	6,078	8,117	—
Consumer	—	241	241	—	—	82	82	—
Total	$8,191	$19,555	$27,746	$594	$21,909	$22,016	$43,925	$43
The reduction in interest income associated with loans on non-accrual status was approximately $2.3 million, $2.4 million, and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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

The following tables present gross loans by risk rating:

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,574,506	$61,202	$126,356	$578	$—	$7,762,642
Commercial real estate
Owner occupied	2,255,513	12,860	57,007	—	—	2,325,380
Non-owner occupied	4,030,350	12,982	8,505	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,378,624	1,210	2,830	—	—	1,382,664
Land	751,012	—	1,077	—	—	752,089
Residential real estate	1,191,571	527	12,257	—	—	1,204,355
Consumer	69,755	75	241	—	—	70,071
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$17,400,616	$87,264	$186,020	$—	$—	$17,673,900
Past due 30 - 59 days	11,255	1,580	4,109	—	—	16,944
Past due 60 - 89 days	719	12	3,767	404	—	4,902
Past due 90 days or more	332	—	14,377	174	—	14,883
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$6,675,574	$85,781	$76,328	$3,698	$—	$6,841,381
Commercial real estate
Owner occupied	2,149,465	43,122	48,397	629	—	2,241,613
Non-owner occupied	3,676,711	11,166	14,692	—	—	3,702,569
Multi-family	201,442	—	—	—	—	201,442
Construction and land development
Construction	1,072,342	4,477	13,357	—	—	1,090,176
Land	535,412	637	5,979	—	—	542,028
Residential real estate	408,527	8,971	8,442	—	—	425,940
Consumer	47,824	878	84	—	—	48,786
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$14,758,149	$154,295	$145,934	$2,993	$—	$15,061,371
Past due 30 - 59 days	7,966	518	4,737	—	—	13,221
Past due 60 - 89 days	1,182	219	968	—	—	2,369
Past due 90 days or more	—	—	15,640	1,334	—	16,974
Total	$14,767,297	$155,032	$167,279	$4,327	$—	$15,093,935
The table below reflects the recorded investment in loans classified as impaired:

	December 31,
	2018	2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$986	$19,315
Impaired loans without a specific valuation allowance under ASC 310 (2)	111,266	79,239
Total impaired loans	$112,252	$98,554
Valuation allowance related to impaired loans (3)	$(681)	$(5,606)

(1)	Includes TDR loans of zero and $3.7 million at December 31, 2018 and 2017, respectively.

(2)	Includes TDR loans of $44.5 million and $48.8 million at December 31, 2018 and 2017, respectively.

(3)	Includes valuation allowance related to TDR loans of zero and $1.2 million at December 31, 2018 and 2017, respectively.
The following table presents impaired loans by class:

	December 31,
	2018	2017
	(in thousands)
Commercial and industrial	$63,896	$34,156
Commercial real estate
Owner occupied	6,530	10,430
Non-owner occupied	12,407	21,251
Multi-family	—	—
Construction and land development
Construction	—	—
Land	9,403	15,426
Residential real estate	19,744	17,170
Consumer	272	121
Total	$112,252	$98,554
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of December 31, 2018 and 2017.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Average balance on impaired loans	$104,825	$104,866	$109,461
Interest income recognized on impaired loans	4,490	4,046	4,167
Interest recognized on non-accrual loans, cash basis	1,745	1,614	1,254
The following table presents average investment in impaired loans by loan class:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Commercial and industrial	$52,496	$33,519	$26,577
Commercial real estate
Owner occupied	7,682	18,692	18,865
Non-owner occupied	15,375	22,000	30,633
Multi-family	—	—	—
Construction and land development
Construction	—	—	—
Land	9,547	13,558	17,006
Residential real estate	19,425	16,893	16,096
Consumer	300	204	284
Total	$104,825	$104,866	$109,461
The average investment in TDR loans included in the average investment in impaired loans table above for the years ended December 31, 2018, 2017, and 2016 was $51.2 million, $55.5 million, and $68.8 million, respectively.
The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Commercial and industrial	$2,113	$1,077	$727
Commercial real estate
Owner occupied	491	677	849
Non-owner occupied	937	1,074	1,196
Multi-family	—	—	—
Construction and land development
Construction	—	—	—
Land	566	699	830
Residential real estate	381	516	560
Consumer	2	3	5
Total	$4,490	$4,046	$4,167
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2018	2017
	(in thousands)
Non-accrual loans (1)	$27,746	$43,925
Loans past due 90 days or more on accrual status (2)	594	43
Accruing troubled debt restructured loans	36,458	42,431
Total nonperforming loans	64,798	86,399
Other assets acquired through foreclosure, net	17,924	28,540
Total nonperforming assets	$82,722	$114,939

(1)	Includes non-accrual TDR loans of $8.0 million and $10.1 million at December 31, 2018 and 2017, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at December 31, 2017.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance, at beginning of period	$9,324	$15,177	$15,925
Additions due to acquisition	—	—	4,301
Reclassifications from non-accretable to accretable yield (1)	683	2,086	1,892
Accretion to interest income	(1,018)	(2,797)	(3,439)
Reversal of fair value adjustments upon disposition of loans	(5,222)	(5,142)	(3,502)
Balance, at end of period	$3,768	$9,324	$15,177

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Year Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2018
Beginning Balance	$19,599	$31,648	$5,500	$82,527	$776	$140,050
Charge-offs	1	233	1,038	15,034	114	16,420
Recoveries	(1,433)	(1,237)	(947)	(2,427)	(43)	(6,087)
Provision	1,482	2,177	5,867	13,198	276	23,000
Ending balance	$22,513	$34,829	$11,276	$83,118	$981	$152,717
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	2,269	447	8,186	102	11,004
Recoveries	(1,229)	(2,897)	(1,778)	(3,112)	(84)	(9,100)
Provision	(2,805)	5,347	318	14,268	122	17,250
Ending balance	$19,599	$31,648	$5,500	$82,527	$776	$140,050
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	18	728	165	12,477	161	13,549
Recoveries	(485)	(5,690)	(875)	(3,991)	(144)	(11,185)
Provision	1,732	(2,449)	(2,137)	10,638	216	8,000
Ending balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2018
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$623	$363	$—	$—	$986
Impaired loans with no allowance recorded	6,530	12,407	63,273	19,381	9,403	272	111,266
Total loans individually evaluated for impairment	6,530	12,407	63,896	19,744	9,403	272	112,252
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	3,979	79,557	—	19	—	—	83,555
Total recorded investment	$2,325,380	$4,213,428	$7,762,642	$1,204,355	$2,134,753	$70,071	$17,710,629
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$1,482	$363	$—	$—	$1,845
Impaired loans with no allowance recorded	11,852	18,155	103,992	27,979	25,624	10,632	198,234
Total loans individually evaluated for impairment	11,852	18,155	105,474	28,342	25,624	10,632	200,079
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	5,315	95,680	4,352	72	—	—	105,419
Total unpaid principal balance	$2,332,038	$4,235,299	$7,808,572	$1,213,006	$2,150,974	$80,431	$17,820,320
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$621	$60	$—	$—	$681
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	621	60	—	—	681
Loans collectively evaluated for impairment	14,286	20,456	82,488	11,216	22,513	981	151,940
Loans acquired with deteriorated credit quality	—	87	9	—	—	—	96
Total allowance for credit losses	$14,286	$20,543	$83,118	$11,276	$22,513	$981	$152,717

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2017
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$19,315	$—	$—	$—	$19,315
Impaired loans with no allowance recorded	10,430	21,250	14,842	17,170	15,426	121	79,239
Total loans individually evaluated for impairment	10,430	21,250	34,157	17,170	15,426	121	98,554
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	9,569	105,542	43	601	—	—	115,755
Total recorded investment	$2,241,613	$3,904,011	$6,841,381	$425,940	$1,632,204	$48,786	$15,093,935
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$20,795	$—	$—	$—	$20,795
Impaired loans with no allowance recorded	17,459	28,028	42,261	26,057	32,289	10,695	156,789
Total loans individually evaluated for impairment	17,459	28,028	63,056	26,057	32,289	10,695	177,584
Loans collectively evaluated for impairment	2,221,614	3,777,219	6,807,181	408,169	1,616,778	48,665	14,879,626
Loans acquired with deteriorated credit quality	12,619	128,440	3,146	720	—	—	144,925
Total unpaid principal balance	$2,251,692	$3,933,687	$6,873,383	$434,946	$1,649,067	$59,360	$15,202,135
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$5,606	$—	$—	$—	$5,606
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	5,606	—	—	—	5,606
Loans collectively evaluated for impairment	13,884	16,135	76,919	5,500	19,599	776	132,813
Loans acquired with deteriorated credit quality	—	1,629	2	—	—	—	1,631
Total allowance for credit losses	$13,884	$17,764	$82,527	$5,500	$19,599	$776	$140,050

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
The following table presents information on the financial effects of TDR loans by class for the periods presented:

Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial and industrial	11	$35,132	$—	$—	$35,132	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	294	—	—	294	—
Consumer	—	—	—	—	—	—
Total	12	$35,426	$—	$—	$35,426	$—

	Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial and industrial	11	$3,513	$—	$—	$3,513	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	3	2,993	—	—	2,993	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	122	—	—	122	—
Consumer	—	—	—	—	—	—
Total	15	$6,628	$—	$—	$6,628	$—

Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial and industrial	2	$2,405	$—	$—	$2,405	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$2,405	$—	$—	$2,405	$—
The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	—	$—	1	$87	—	$—
Commercial real estate
Owner occupied	—	—	1	135	—	—
Non-owner occupied	—	—	1	308	1	5,381
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	2	1,119	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	1	48	2	408
Consumer	—	—	—	—	—	—
Total	—	$—	6	$1,697	3	$5,789
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At December 31, 2018 commitments outstanding on TDR loans totaled $1.5 million. There were no loan commitments outstanding on TDR loans at December 31, 2017.
Loan Purchases and Sales
Total secondary market loan purchases during the years ended December 31, 2018 and 2017, totaled $1.60 billion and $908.1 million, respectively. For 2018, these purchased loans consisted of $883.2 million of residential real estate loans, $690.1 million of commercial and industrial loans, and $27.5 million of construction loans. For 2017, total purchased loans consisted of $696.6 million of commercial and industrial loans and $211.5 million of residential real estate loans.
During the year ended December 31, 2018, the Company sold loans which primarily consisted of commercial and industrial loans with a carrying value of $66.5 million and recognized a gain of $2.6 million on the sales. During the year ended December 31, 2017, the Company sold loans, which consisted primarily of commercial and industrial loans with a carrying value of $170.9 million and recognized a gain of $0.9 million on the sales.

4. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2018	2017
	(in thousands)
Bank premises	$89,930	$89,411
Land and improvements	32,954	32,953
Furniture, fixtures, and equipment	42,729	37,098
Leasehold improvements	25,919	23,707
Construction in progress	6,302	1,415
Total	197,834	184,584
Accumulated depreciation and amortization	(78,360)	(65,865)
Premises and equipment, net	$119,474	$118,719
Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2030. The following is a schedule of future minimum rental payments under these leases at December 31, 2018:

(in thousands)
2019	$11,370
2020	10,322
2021	7,418
2022	6,294
2023	6,070
Thereafter	15,417
Total future minimum rental payments	$56,891
The Company leases certain office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $11.0 million, $10.4 million, and $11.0 million is included in occupancy expense for the years ended December 31, 2018, 2017, and 2016, respectively. Total depreciation expense of $10.6 million, $9.9 million, and $9.2 million is included in occupancy expense for the years ended December 31, 2018, 2017, and 2016, respectively.

5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2018
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(12,636)	3,224	(9,412)
Charitable contribution (1)	(6,895)	—	(6,895)
Valuation adjustments, net	—	(1,267)	(1,267)
Gains (losses), net (2)	1,214	—	1,214
Balance, end of period	$19,979	$(2,055)	$17,924

	2017
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,626)	2,431	(21,195)
Valuation adjustments, net	—	(120)	(120)
Gains (losses), net (2)	228	—	228
Balance, end of period	$32,552	$(4,012)	$28,540

	2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	13,110	—	13,110
Proceeds from sale of other real estate owned and repossessed assets, net	(11,584)	2,451	(9,133)
Valuation adjustments, net	—	268	268
(Losses) gains, net (2)	(372)	—	(372)
Balance, end of period	$54,138	$(6,323)	$47,815

(1)	Represents a contribution of OREO property to the Company's charitable foundation. See "Note 19. Related Party Transactions" for further discussion.

(2)	Includes net gains related to initial transfers to other assets of $1.0 million, $0.1 million, and $0.4 million during the years ended December 31, 2018, 2017, and 2016, respectively.
At December 31, 2018 and 2017, the majority of the Company’s repossessed assets consisted of properties located in Nevada and California. The Company held 11 properties at December 31, 2018, compared to 19 at December 31, 2017.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million as of December 31, 2018, which has been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2018, 2017, and 2016, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.
The following is a summary of the Company's acquired intangible assets:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization
Core deposit intangibles	$14,647	$5,737	$8,910	$14,647	$4,144	$10,503

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in thousands)
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350
As of December 31, 2018, the Company's core deposit intangible assets had a weighted average estimated useful life of 6.5 years. The Company's remaining core deposit intangible assets consist of those acquired in the acquisition of Bridge and are being amortized using an accelerated amortization method over a period of 10 years. Amortization expense recognized on amortizable intangibles totaled $1.6 million, $2.1 million, and $2.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Below is a summary of future estimated aggregate amortization expense:

December 31, 2018
(in thousands)
2019	$1,547
2020	1,494
2021	1,433
2022	1,364
2023	1,289
Thereafter	1,783
Total	$8,910

7. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2018	2017
	(in thousands)
Non-interest-bearing demand deposits	$7,456,141	$7,433,962
Interest-bearing transaction accounts	2,555,609	1,586,209
Savings and money market accounts	7,330,709	6,330,977
Time certificates of deposit ($250,000 or more)	1,009,900	713,654
Other time deposits	825,088	907,730
Total deposits	$19,177,447	$16,972,532
The summary of the contractual maturities for all time deposits as of December 31, 2018 is as follows:

December 31,
(in thousands)
2019	$1,707,065
2020	101,572
2021	21,336
2022	1,854
2023	3,161
Total	$1,834,988
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2018 and 2017, the Company had $322.9 million and $401.4 million, respectively, of reciprocal CDARS deposits and $706.9 million and $617.9 million, respectively, of ICS deposits. At December 31, 2018 and 2017, the Company had $718.2 million and $67.3 million, respectively, of wholesale brokered deposits. In addition, non-interest-bearing deposits for which the Company provides account holders with earnings credits totaled $2.29 billion and $1.85 billion at December 31, 2018 and 2017, respectively. The Company incurred $18.0 million and $8.7 million in deposit related costs on these deposits during the year ended December 31, 2018 and 2017, respectively.

8. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Short-Term:
Federal funds purchased	$256,000	$—
FHLB advances	235,000	390,000
Total short-term borrowings	$491,000	$390,000
The Company maintains unsecured lines of credit with correspondent banks totaling $715.0 million as of December 31, 2018. Federal fund lines of credit, totaling $670.0 million, have a rate comparable to the federal funds effective rate plus 0.10% to 0.20% and the Company's other $45.0 million line of credit has a floating interest rate of one-month LIBOR plus 3.25%. As of December 31, 2018 and 2017, outstanding balances on the Company's lines of credit consisted of federal funds purchased of $256.0 million and zero, respectively.
The Company maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At December 31, 2018, the Company had $235.0 million in short-term FHLB overnight advances, with an interest rate of 2.56%. At December 31, 2017, short-term FHLB advances of $390.0 million had an interest rate of 1.41%.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which have an average rate of 0.15%. As of December 31, 2018 and 2017, customer repurchase agreements totaled $22.4 million and $26.0 million, respectively.
As of December 31, 2018 and 2017, the Company had additional available credit with the FHLB of approximately $2.52 billion and $1.91 billion, respectively, and with the FRB of approximately $1.31 billion and $1.11 billion, respectively.
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $299.4 million and $308.6 million at December 31, 2018 and 2017, respectively.

Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
The Company's junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2018	2017
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(17,812)	(10,263)
Junior subordinated debt, at fair value		$48,685	$56,234
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(5,155)	(5,465)
Junior subordinated debt, at amortized cost		$12,372	$12,062

Total junior subordinated debt		$61,057	$68,296

(1)	The purchase accounting adjustment is being accreted over the remaining life of the trusts, pursuant to accounting guidance.
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
The weighted average interest rate of all junior subordinated debt as of December 31, 2018 was 5.15%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.03% at December 31, 2017.
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

10. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 10.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2018 were 3.1 million.
Restricted stock awards granted to employees in 2018 and 2017 generally vest over a 3-year period. Stock grants made to non-employee WAL directors during 2018 became fully vested at June 30, 2018. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For restricted stock awards and stock options granted to employees, stock compensation expenses are included in Salaries and employee benefits and for restricted stock awards granted to WAL directors, these expenses are included in Legal, professional, and directors' fees in the Consolidated Income Statement. For the year ended December 31, 2018, the Company recognized $16.6 million in stock-based compensation expense related to these stock grants, compared to $14.3 million in 2017, and $10.7 million in 2016.
In addition, in 2016 and 2017, the Company granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the year ended December 31, 2018, however expense is still being recognized for the grants made in 2016 and 2017 as they also have a three-year vesting period. For the year ended December 31, 2018, the Company recognized $2.5 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $2.3 million in 2017, and $1.1 million in 2016.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,142	$36.96	1,278	$26.02
Granted	425	58.02	531	49.06
Vested	(477)	32.31	(575)	23.14
Forfeited	(63)	43.62	(92)	34.51
Balance, end of period	1,027	$47.53	1,142	$36.96
The total weighted average grant date fair value of all stock awards, including the performance-based restricted stock awards, granted during the years ended December 31, 2018, 2017, and 2016 was $24.7 million, $26.1 million, and $15.3 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2018, 2017, and 2016 was $27.4 million, $29.1 million, and $18.3 million, respectively.
As of December 31, 2018, there was $22.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.71 years.

Performance Stock Units
The Company grants members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. Beginning in 2017, there is also a TSR performance measure. The number of shares issued will vary based on the cumulative EPS target that is achieved and, if applicable, TSR relative to an established peer group. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2018, the Company recognized $6.4 million in stock-based compensation expense related to these performance stock units, compared to $6.5 million and $5.7 million in stock-based compensation expense for such units in 2017 and 2016, respectively.
The three-year performance period for the 2015 grant ended on December 31, 2017, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 28, 2018, executive management members were granted a total of 202,074 of fully vested common shares.
The three-year performance period for the 2016 grant ended on December 31, 2018, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 202,775 shares will become fully vested and be paid out to executive management in the first quarter of 2019.
As of December 31, 2018, outstanding performance stock unit grants made in 2017 are expected to pay out at the maximum award amount, or 163,903 common shares, in 2020. As there are two years remaining in the vesting period for the performance stock unit grants made in 2018, the expense being recorded for those grants assumes that the expected payout will be at 100%, or 87,281 common shares, which may increase up to 200% in future periods.
Common Stock Repurchase
On December 12, 2018, the Company announced that it had adopted a common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250 million of its shares of common stock. During the year ended December 31, 2018, the Company repurchased 900,883 shares of its common stock, representing approximately 1% of the Company's outstanding shares. Shares were repurchased at a weighted average price of $39.58, for a total payment of $35.7 million.
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
Treasury Shares
During the year ended December 31, 2018, the Company purchased treasury shares of 223,125 at a weighted average price of $57.88 per share, compared to 269,835 shares at a weighted average price per share of $51.16 in 2017.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive (loss) income before reclassifications	(24,254)	31	(2,077)	—	(26,300)
Amounts reclassified from AOCI	(655)	—	—	—	(655)
Net current-period other comprehensive (loss) income	(24,909)	31	(2,077)	—	(26,955)
Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive (loss) income before reclassifications	6,334	264	(3,604)	—	2,994
Amounts reclassified from accumulated other comprehensive income	(1,444)	—	—	—	(1,444)
Net current-period other comprehensive (loss) income	4,890	264	(3,604)	—	1,550
Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive (loss) income before reclassifications	(40,808)	(77)	5,693	—	(35,192)
Amounts reclassified from AOCI	5,773	—	—	—	5,773
Net current-period other comprehensive (loss) income	(35,035)	(77)	5,693	—	(29,419)
Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)

(1)	As adjusted for adoption of ASU 2016-01 and ASU 2018-02, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
The following table presents reclassifications out of accumulated other comprehensive income:

	Year Ended December 31,
Income Statement Classification	2018	2017	2016
	(in thousands)
(Loss) gain on sales of investment securities, net	$(7,656)	$2,343	$1,059
Income tax expense (benefit)	1,883	(899)	(404)
Net of tax	$(5,773)	$1,444	$655

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
As of December 31, 2018, 2017, and 2016, the Company does not have any outstanding cash flow hedges.
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
Derivatives Not Designated in Hedge Relationships
Management also enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, and forward window contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to back interest rate swaps are used to manage long-term interest rate risk.
As of each of the periods ended December 31, 2018, 2017, and 2016, derivatives not designated as hedging instruments were in a net asset position of $0.3 million, $0.2 million, and $0.1 million, respectively. For the years ended December 31, 2018, 2017, and 2016, net gains from changes in the fair value related to these derivative contracts totaled $4.8 million, $3.5 million, and $1.8 million, respectively, and are included as part of Foreign currency income in the Consolidated Income Statements.

As of December 31, 2018 and 2017, the following amounts are reflected in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	December 31, 2018		December 31, 2017
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$650,428	$23,039	$699,452	$41,919
Qualifying debt	(299,401)	19,691	(308,608)	9,959

(1)	Included in the carrying value of the hedged assets/(liabilities)
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of December 31, 2018, 2017, and 2016. The change in the notional amounts of these derivatives from December 31, 2016 to December 31, 2018 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2018			December 31, 2017			December 31, 2016
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$965,705	$2,162	$44,892	$993,432	$1,703	$53,581	$993,485	$4,220	$65,749
Total	965,705	2,162	44,892	993,432	1,703	53,581	993,485	4,220	65,749
Netting adjustments (1)	—	2,162	2,162	—	896	896	—	1,869	1,869
Net derivatives in the balance sheet	$965,705	$—	$42,730	$993,432	$807	$52,685	$993,485	$2,351	$63,880

Derivatives not designated as hedging instruments:
Foreign currency contracts (2)	$49,690	$454	$201	$85,335	$1,232	$983	$18,421	$251	$191
Interest rate swaps	2,378	27	27	36,969	776	776	—	—	—
Total	$52,068	$481	$228	$122,304	$2,008	$1,759	$18,421	$251	$191

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

(2)	Prior period derivative asset / liability netting adjustments have been made to conform to current presentation.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $44.9 million at December 31, 2018, $53.6 million at December 31, 2017, and $65.7 million at December 31, 2016.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	December 31,
	2018	2017	2016
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$1,411	$893	$2,351
Collateral posted by this counterparty	—	—	1,691
Derivative liability with this counterparty	23,906	40,340	—
Collateral pledged to this counterparty	25,761	60,476	—
Net exposure after netting adjustments and collateral	$—	$—	$660
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of December 31, 2018, 2017, and 2016 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $42.7 million, $52.7 million, and $63.9 million, respectively. As of December 31, 2018, the Company was in an over-collateralized net position of $7.6 million after considering $52.5 million of collateral held in the form of cash and securities. As of December 31, 2017 and 2016, the Company was in an over-collateralized position of $25.0 million and $24.3 million, respectively.
13. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Weighted average shares - basic	104,669	104,179	103,042
Dilutive effect of stock awards	701	818	801
Weighted average shares - diluted	105,370	104,997	103,843
Net income	$435,788	$325,492	$259,798
Earnings per share - basic	4.16	3.12	2.52
Earnings per share - diluted	4.14	3.10	2.50
The Company had no anti-dilutive stock options outstanding as of December 31, 2018 and 2017.

14. INCOME TAXES
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current	$91,249	$37,854	$93,737
Deferred	(16,709)	88,471	7,644
Total tax provision	$74,540	$126,325	$101,381
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax at statutory rate	$107,169	$158,136	$126,413
Increase (decrease) resulting from:
State income taxes, net of federal benefits	9,015	9,765	8,046
Tax-exempt income	(18,322)	(26,403)	(22,425)
Change in federal rate applied to deferred items	—	(10,411)	—
Federal NOL and other carryback items	(15,341)	—	—
Excise tax	(137)	9,689	—
Low income housing tax credits	(6,673)	(7,361)	(6,153)
Other, net	(1,171)	(7,090)	(4,500)
Total tax provision	$74,540	$126,325	$101,381
For the years ended December 31, 2018, 2017, and 2016 the Company's effective tax rate was 14.61%, 27.96%, and 28.07%, respectively. The decrease in the effective tax rate from 2017 to 2018 is due primarily to the decrease in the federal statutory rate effective in 2018, a reduction in excise taxes, and management's decision during the third quarter 2018 to carryback its 2017 federal NOLs. The reduction in excise taxes from 2017 to 2018 resulted from not deferring WAB's 2018 dividend from BW Real Estate as was the case in 2017. The Company's 2017 federal NOLs resulted from the acceleration of deductions into and deferral of revenue from 2017. As the federal income tax rate was higher in the years to which the carryback is applicable, a larger tax benefit results from the decision to carryback the 2017 federal NOLs, rather than carryforward these losses to future taxable years. There was not a significant change in the effective tax rate from 2016 compared to 2017.

The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$42,833	$37,851
Stock-based compensation	8,718	8,335
Net operating loss carryovers	6,255	34,710
Tax credit carryovers	1,245	24,171
Unrealized loss on AFS securities	16,047	4,117
Other	19,442	15,621
Total gross deferred tax assets	94,540	124,805
Deferred tax asset valuation allowance	(2,373)	—
Total deferred tax assets	92,167	124,805
Deferred tax liabilities:
REIT dividend deferral	—	(68,799)
Unrealized gain on debt instruments measured at fair value	(5,833)	(4,057)
Deferred loan costs	(9,528)	(6,594)
Insurance premiums	(38,119)	(35,789)
Other	(6,697)	(3,786)
Total deferred tax liabilities	(60,177)	(119,025)
Deferred tax assets, net	$31,990	$5,780
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Net deferred tax assets increased $26.2 million to $32.0 million from December 31, 2017. This overall increase in net deferred tax assets was primarily the result of the deferral of WAB's dividend from BW Real Estate from 2017 to 2018, which resulted in a $68.8 million deferred tax liability as of December 31, 2017 that was fully utilized during the year ended December 31, 2018. Decreases in the fair market value of AFS securities, which were not fully offset by the utilization of NOL and credit carryovers, also contributed to the increase in net deferred tax assets.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $32.0 million at December 31, 2018 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies, that could be implemented if necessary to prevent a carryover from expiring.
As of December 31, 2018, the Company's deferred tax valuation allowance of $2.4 million related to net capital loss carryovers. As of December 31, 2017, the Company had no deferred tax valuation allowance.
As of December 31, 2018, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $48.2 million, for which an ending deferred tax asset of $6.0 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining after application of the Section 382 limitation. The Company also has varying gross amounts of state NOL carryovers, primarily in Arizona. The ending gross Arizona NOL carryovers totaled approximately $5.5 million. A deferred tax asset of $0.3 million has been recorded to reflect the expected benefit of all state NOL carryovers remaining. If not utilized, a portion of the federal and state NOL carryovers will begin to expire in 2023. As of December 31, 2018, the Company had no federal tax credit carryovers and $1.2 million of state tax credit carryovers. If not utilized, a portion of the state tax credit carryovers will begin to expire in 2023. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL and tax credit carryovers.
The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2014.
When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheet along with any associated interest and penalties payable to the taxing authorities upon examination.
The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2018	2017
	(in thousands)
Beginning balance	$1,038	$1,038
Gross increases
Tax positions in prior periods	—	—
Current period tax positions	—	—
Gross decreases
Tax positions in prior periods	(247)	—
Settlements	(307)	—
Lapse of statute of limitations	—	—
Ending balance	$484	$1,038
During the year ended December 31, 2018, the Company settled a position for less than the amount of unrecognized tax benefits accrued, which resulted in a tax benefit of $0.1 million, inclusive of interest and penalties.
As of December 31, 2018 and 2017, the total amount of unrecognized tax benefits, net of associated deferred tax benefits, that would impact the effective tax rate, if recognized, is $0.3 million and $0.7 million, respectively. The Company anticipates that $0.1 million of the unrecognized tax benefits will be resolved within the next twelve months.
During the years ended December 31, 2018, 2017, and 2016, the Company recognized no additional amounts for interest and penalties.
As of each of the years ended December 31, 2018 and 2017, the Company has accrued total liabilities of $0.1 million for penalties. As of December 31, 2018 and 2017, a liability of zero and $0.1 million, respectively, was accrued for interest.
LIHTC
As discussed in "Note 1. Summary of Significant Accounting Policies," the Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions. The limited liability entities are considered to be VIEs, however, as a limited partner, the Company is not the primary beneficiary and is not required to consolidate these entities.
At December 31, 2018, the Company’s exposure to loss as a result of its involvement in these entities was limited to $342.4 million, which reflects the Company’s recorded investment in LIHTC. The total assets held by unconsolidated VIEs at December 31, 2018 is approximately $2.77 billion. During the years ended December 31, 2018, 2017, and 2016, the Company did not provide financial or other support to these entities that was not contractually required.
Investments in LIHTC total $342.4 million and $267.0 million as of December 31, 2018 and 2017, respectively. Unfunded LIHTC obligations are included as part of other liabilities in the Consolidated Balance Sheets and total $171.7 million and $151.3 million as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017, and 2016, $35.9 million, $25.4 million, and $17.3 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2018	2017
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $770,114 at December 31, 2018 and $364,638 at December 31, 2017	$7,556,741	$5,851,158
Credit card commitments and financial guarantees	237,312	153,752
Standby letters of credit, including unsecured letters of credit of $21,879 at December 31, 2018 and $11,664 at December 31, 2017	390,161	161,966
Total	$8,184,214	$6,166,876
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2018:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$7,556,741	$2,650,999	$2,959,595	$851,520	$1,094,627
Credit card commitments and financial guarantees	237,312	237,312	—	—	—
Standby letters of credit	390,161	276,633	98,774	14,754	—
Total	$8,184,214	$3,164,944	$3,058,369	$866,274	$1,094,627
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $8.2 million and $6.2 million as of December 31, 2018 and 2017, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2018 and 2017, CRE related loans accounted for approximately 49% and 52% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner occupied at each of the periods ended December 31, 2018 and 2017.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. For the years ended December 31, 2018, 2017, and 2016, total rent expense was $11.0 million, $10.4 million and $11.0 million, respectively.
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

For the years ended December 31, 2018, 2017, and 2016, gains and losses from fair value changes on junior subordinated debt pursuant to the election of the fair value option were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Unrealized gain/(loss)	$7,550	$(5,824)	$(3,482)
Changes included in OCI, net of tax	5,693	(3,604)	(2,077)
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
	(in thousands)
December 31, 2018
Assets:
Available-for-sale debt securities
CDO	$—	$15,327	$—	$15,327
Commercial MBS issued by GSEs	—	100,106	—	100,106
Corporate debt securities	—	99,380	—	99,380
Private label residential MBS	—	924,594	—	924,594
Residential MBS issued by GSEs	—	1,530,124	—	1,530,124
Tax-exempt	—	538,668	—	538,668
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	38,188	—	38,188
U.S. treasury securities	—	1,984	—	1,984
Total AFS debt securities	$—	$3,276,988	$—	$3,276,988
Equity securities (1)
CRA investments	$51,142	$—	$—	$51,142
Preferred stock	63,919	—	—	63,919
Total equity securities	$115,061	$—	$—	$115,061
Derivative assets (2)	$—	$2,643	$—	$2,643
Liabilities:
Junior subordinated debt (3)	$—	$—	$48,684	$48,684
Derivative liabilities (2)	—	45,120	—	45,120

(1)
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

(2)
Derivative assets and liabilities relate to interest rate swaps and foreign currency contracts, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $23,039 and the net carrying value of subordinated debt is decreased by $19,691 as of December 31, 2018 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(3)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2017
Assets:
Available-for-sale debt securities
CDO	$—	$21,857	$—	$21,857
Commercial MBS issued by GSEs	—	109,077	—	109,077
Corporate debt securities	—	103,483	—	103,483
Private label residential MBS	—	868,524	—	868,524
Residential MBS issued by GSEs	—	1,689,295	—	1,689,295
Tax-exempt	—	510,910	—	510,910
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	61,462	—	61,462
U.S. treasury securities	—	2,482	—	2,482
Available-for-sale equity securities (1)
CRA investments	50,616	—	—	50,616
Preferred stock	53,196	—	—	53,196
Total AFS securities	$103,812	$3,395,707	$—	$3,499,519
Derivative assets (2)	$—	$45,228	$—	$45,228
Liabilities:
Junior subordinated debt (3)	$—	$—	$56,234	$56,234
Derivative liabilities (2)	—	96,943	—	96,943

(1)
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

(2)
Derivative assets and liabilities relate to interest rate swaps and foreign currency contracts, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $41,919 and the net carrying value of subordinated debt is decreased by $9,959 as of December 31, 2017, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(3)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the years ended December 31, 2018, 2017, and 2016, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$(56,234)	$(50,410)	$(46,928)
Change in fair value (1)	7,550	(5,824)	(3,482)
Ending balance	$(48,684)	$(56,234)	$(50,410)

(1)
Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $5.7 million, $(3.6) million, and $(2.1) million for the years ended December 31, 2018, 2017, and 2016, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$48,684	Discounted cash flow	Implied credit rating of the Company	7.82%

	December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$56,234	Discounted cash flow	Implied credit rating of the Company	5.61%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2018 and 2017 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
As of December 31, 2018, the Company estimates the discount rate at 7.82%, which represents an implied credit spread of 5.01% plus three-month LIBOR (2.81%). As of December 31, 2017, the Company estimated the discount rate at 5.61%, which was a 3.92% credit spread plus three-month LIBOR (1.69%).
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2018
Impaired loans with specific valuation allowance	$305	$—	$—	$305
Impaired loans without specific valuation allowance (1)	91,821	—	—	91,821
Other assets acquired through foreclosure	17,924	—	—	17,924
As of December 31, 2017
Impaired loans with specific valuation allowance	$13,709	$—	$—	$13,709
Impaired loans without specific valuation allowance (1)	63,607	—	—	63,607
Other assets acquired through foreclosure	28,540	—	—	28,540

(1)	Net of loan balances with charge-offs of $19.4 million and $15.6 million as of December 31, 2018 and 2017, respectively.
For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$92,126	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	17,924	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$77,316	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	28,540	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $92.1 million and $77.3 million at December 31, 2018 and 2017, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $1.0 million and $19.3 million at December 31, 2018 and 2017, respectively, which was reduced by a specific valuation allowance of $0.7 million and $5.6 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $17.9 million and $28.5 million of such assets at December 31, 2018 and 2017, respectively.
Credit vs. non-credit losses
Under the provisions of ASC 320, Investments-Debt and Equity Securities, OTTI for available-for-sale securities is separated into the amount of total impairment related to the credit loss and the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in OCI.
For the years ended December 31, 2018, 2017, and 2016, the Company determined that there were no securities that experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of December 31, 2018 and 2017.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$302,905	$—	$298,648	$—	$298,648
AFS	3,276,988	—	3,276,988	—	3,276,988
Equity securities	115,061	115,061	—	—	115,061
Derivative assets	2,643	—	2,643	—	2,643
Loans, net	17,557,912	—	16,857,852	92,126	16,949,978
Accrued interest receivable	101,275	—	101,275	—	101,275
Financial liabilities:
Deposits	$19,177,447	$—	$19,188,216	$—	$19,188,216
Customer repurchase agreements	22,411	—	22,411	—	22,411
Other borrowings	491,000	—	491,000	—	491,000
Qualifying debt	360,458	—	323,572	57,924	381,496
Derivative liabilities	45,120	—	45,120	—	45,120
Accrued interest payable	20,463	—	20,463	—	20,463

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$255,050	$—	$256,314	$—	$256,314
AFS	3,499,519	103,812	3,395,707	—	3,499,519
Derivative assets	3,711	—	3,711	—	3,711
Loans, net	14,953,885	—	14,577,010	77,316	14,654,326
Accrued interest receivable	85,517	—	85,517	—	85,517
Financial liabilities:
Deposits	$16,972,532	$—	$16,980,066	$—	$16,980,066
Customer repurchase agreements	26,017	—	26,017	—	26,017
FHLB advances	390,000	—	390,000	—	390,000
Qualifying debt	376,905	—	336,803	67,210	404,013
Derivative liabilities	55,340	—	55,340	—	55,340
Accrued interest payable	16,366	—	16,366	—	16,366
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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2018 and 2017 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at December 31, 2018 and 2017.
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
Under the Basel III final rules, a capital conservation buffer, comprised of Common Equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625%. The capital conservation buffer reached its final level of 2.5% on January 1, 2019 and is now fully phased-in.
As of December 31, 2018 and 2017, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2018
WAL	$2,897,356	$2,431,320	$21,983,976	$22,204,799	13.2%	11.1%	10.9%	10.7%
WAB	2,628,650	2,317,745	22,040,765	22,209,700	11.9	10.5	10.4	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2017
WAL	$2,460,988	$2,013,744	$18,569,608	$19,624,517	13.3%	10.8%	10.3%	10.4%
WAB	2,299,919	2,003,745	18,664,200	19,541,990	12.3	10.7	10.3	10.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

18. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $18,500 for those under 50 years of age and up to a maximum of $24,500 for those over 50 years of age in 2018) of their annual compensation. The Company may elect to match a discretionary amount each year, which is 75% of the first 6% of the participant’s compensation deferred into the plan. The Company’s contributions to this plan total $5.6 million, $3.1 million, and $2.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was $144,000, $131,000, and $117,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
In connection with the Bridge acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The Company uses a December 31st measurement date for this plan.
The following table reflects the accumulated benefit obligation and funded status of the SERP:

	December 31,
	2018	2017
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of period	$8,891	$8,394
Service cost	614	580
Interest cost	512	454
Actuarial losses/(gains)	41	(470)
Expected benefits paid	(67)	(67)
Projected benefit obligation at end of year	$9,991	$8,891
Unfunded projected/accumulated benefit obligation	(9,991)	(8,891)
Additional liability	$—	$—

Weighted average assumptions to determine benefit obligation
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%
The components of net periodic benefit cost recognized for the year ended December 31, 2018 and 2017 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2019 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Components of net periodic benefit cost
Service cost	$607	$614	$580
Interest cost	571	512	454
Amortization of prior service cost	64	103	103
Amortization of actuarial (gains)/losses	(159)	(164)	(114)
Net periodic benefit cost	$1,083	$1,065	$1,023

Other comprehensive income (cost)	$(95)	$(61)	$(11)

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
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance, beginning	$5,918	$16,874
New loans	—	—
Advances	—	1,532
Repayments and other	(1,338)	(12,488)
Balance, ending	$4,580	$5,918
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2018 or 2017. The interest income associated with these loans was approximately $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Loan commitments outstanding with related parties totaled approximately $30.7 million and $31.2 million at December 31, 2018 and 2017, respectively.
The Company also accepts deposits from related parties which totaled $87.9 million and $100.5 million at December 31, 2018 and 2017, respectively, with related interest expense totaling approximately $0.2 million during each of the years ended December 31, 2018, 2017, and 2016.
Donations, sponsorships, and other payments to related parties, totaled $8.1 million during the year ended December 31, 2018 and less than $1.0 million during each of the years ended December 31, 2017 and 2016. Total related party payments of $8.1 million for the year ended December 31, 2018 includes a donation to the Company's charitable foundation of $7.6 million, which consists of a non-cash donation of OREO property of $6.9 million and a cash donation of $0.7 million.
During the year ended December 31, 2018, the Company sold an OREO property to a related party with a carrying value of $0.9 million and recognized a loss of $0.2 million on the sale.
On April 1, 2017, the Company hired an executive officer who was previously the Managing Partner of an external consulting firm that the Company actively uses for risk management services. Prior to joining the Company, the executive officer sold his interest in this external consulting firm and was paid with a combination of cash and a $1.0 million note, which as of December 31, 2018, was paid in full. Expenses to this external consulting firm totaled $0.8 million, $1.9 million, and $1.6 million during the years ended December 31, 2018, 2017, and 2016, respectively.

20. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2018	2017
	(in thousands)
ASSETS:
Cash and cash equivalents	$115,721	$56,554
Money market investments	7	—
Investment securities - AFS	66,278	34,698
Investment in bank subsidiaries	2,568,027	2,291,166
Investment in non-bank subsidiaries	80,019	77,457
Other assets	27,200	24,378
Total assets	$2,857,252	$2,484,253
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$211,376	$226,993
Accrued interest and other liabilities	32,142	27,562
Total liabilities	243,518	254,555
Total stockholders’ equity	2,613,734	2,229,698
Total liabilities and stockholders’ equity	$2,857,252	$2,484,253
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income:
Dividends from subsidiaries	$152,116	$97,264	$12,795
Interest income	2,905	2,547	3,327
Non-interest income	761	2,470	2,445
Total income	155,782	102,281	18,567
Expense:
Interest expense	13,949	11,459	6,975
Non-interest expense	19,025	16,293	9,221
Total expense	32,974	27,752	16,196
Income before income taxes and equity in undistributed earnings of subsidiaries	122,808	74,529	2,371
Income tax benefit	10,436	5,229	4,399
Income before equity in undistributed earnings of subsidiaries	133,244	79,758	6,770
Equity in undistributed earnings of subsidiaries	302,544	245,734	253,028
Net income	$435,788	$325,492	$259,798

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$435,788	$325,492	$259,798
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(302,544)	(245,734)	(253,028)
Other operating activities, net	(5,889)	16,921	(9,880)
Net cash provided by (used in) operating activities	127,355	96,679	(3,110)
Cash flows from investing activities:
Purchases of securities	(44,409)	(11,765)	(20,148)
Principal pay downs, calls, maturities, and sales proceeds of securities	11,362	23,196	34,390
Capital contributions to subsidiaries	—	(50,000)	(226,869)
Other investing activities, net	(7)	—	2,891
Net cash (used in) investing activities	(33,054)	(38,569)	(209,736)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	—	169,256
Share repurchases	(35,688)	—	—
Proceeds from issuance of common stock	—	—	55,785
Other financing activities, net	554	(12,965)	(8,413)
Net cash (used in) provided by financing activities	(35,134)	(12,965)	216,628
Net increase in cash and cash equivalents	59,167	45,145	3,782
Cash and cash equivalents at beginning of year	56,554	11,409	7,627
Cash and cash equivalents at end of year	$115,721	$56,554	$11,409
Supplemental disclosure:
Cash paid during the year for:
Interest	$13,950	$11,182	$5,165
Income taxes	7,704	97,781	70,131
Non-cash investing and financing activity:
Change in unrealized gain (loss) on AFS securities, net of tax	127	759	(1,984)
Change in unrealized (loss) gain on junior subordinated debt, net of tax	5,693	(3,604)	(2,077)
Loan and OREO contributions to subsidiaries	1,116	11,264	50,773

21. SEGMENTS
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
The Corporate & Other segment consists of the Company's investment portfolio, corporate borrowings and other related items, income and expense items not allocated to the Company's other reportable segments, and inter-segment eliminations.
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

The following is a summary of operating segment balance sheet information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2018:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,259.7	$2.5	$10.9	$2.5	$3.0
Loans, net of deferred loan fees and costs	17,710.6	3,647.9	2,003.5	2,161.1	1,300.2
Less: allowance for credit losses	(152.7)	(30.7)	(18.7)	(19.8)	(10.7)
Total loans	17,557.9	3,617.2	1,984.8	2,141.3	1,289.5
Other assets acquired through foreclosure, net	17.9	0.8	13.9	—	—
Goodwill and other intangible assets, net	299.2	—	23.2	—	155.5
Other assets	974.8	46.9	57.8	14.2	23.9
Total assets	$23,109.5	$3,667.4	$2,090.6	$2,158.0	$1,471.9
Liabilities:
Deposits	$19,177.4	$5,090.2	$3,996.4	$2,347.5	$1,839.1
Borrowings and qualifying debt	851.5	—	—	—	—
Other liabilities	466.9	10.4	14.5	4.5	12.2
Total liabilities	20,495.8	5,100.6	4,010.9	2,352.0	1,851.3
Allocated equity:	2,613.7	441.0	277.4	242.9	304.1
Total liabilities and stockholders' equity	$23,109.5	$5,541.6	$4,288.3	$2,594.9	$2,155.4
Excess funds provided (used)	—	1,874.2	2,197.7	436.9	683.5

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,240.8
Loans, net of deferred loan fees and costs	210.0	1,547.5	1,200.9	1,479.9	4,154.9	4.7
Less: allowance for credit losses	(1.9)	(14.2)	(10.0)	(8.5)	(38.2)	—
Total loans	208.1	1,533.3	1,190.9	1,471.4	4,116.7	4.7
Other assets acquired through foreclosure, net	—	—	—	—	—	3.2
Goodwill and other intangible assets, net	—	—	120.4	0.1	—	—
Other assets	0.9	20.1	6.3	7.2	37.1	760.4
Total assets	$209.0	$1,553.4	$1,317.6	$1,478.7	$4,153.8	$5,009.1
Liabilities:
Deposits	$2,607.2	$—	$2,559.0	$—	$—	$738.0
Borrowings and qualifying debt	—	—	—	—	—	851.5
Other liabilities	2.1	25.2	0.1	0.4	49.6	347.9
Total liabilities	2,609.3	25.2	2,559.1	0.4	49.6	1,937.4
Allocated equity:	70.7	123.9	268.7	122.3	340.0	422.7
Total liabilities and stockholders' equity	$2,680.0	$149.1	$2,827.8	$122.7	$389.6	$2,360.1
Excess funds provided (used)	2,471.0	(1,404.3)	1,510.2	(1,356.0)	(3,764.2)	(2,649.0)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2017:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,237.1	$2.1	$8.2	$2.1	$1.7
Loans, net of deferred loan fees and costs	15,093.9	3,323.7	1,844.8	1,934.7	1,275.5
Less: allowance for credit losses	(140.0)	(31.5)	(18.1)	(19.5)	(13.2)
Total loans	14,953.9	3,292.2	1,826.7	1,915.2	1,262.3
Other assets acquired through foreclosure, net	28.5	2.3	13.3	—	0.2
Goodwill and other intangible assets, net	300.7	—	23.2	—	156.5
Other assets	808.9	46.3	58.8	14.4	15.1
Total assets	$20,329.1	$3,342.9	$1,930.2	$1,931.7	$1,435.8
Liabilities:
Deposits	$16,972.5	$4,841.3	$3,951.4	$2,461.1	$1,681.7
Borrowings and qualifying debt	766.9	—	—	—	—
Other liabilities	360.0	11.6	20.9	3.2	11.9
Total liabilities	18,099.4	4,852.9	3,972.3	2,464.3	1,693.6
Allocated equity:	2,229.7	396.5	263.7	221.8	303.1
Total liabilities and stockholders' equity	$20,329.1	$5,249.4	$4,236.0	$2,686.1	$1,996.7
Excess funds provided (used)	—	1,906.5	2,305.8	754.4	560.9

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,223.0
Loans, net of deferred loan fees and costs	162.1	1,580.4	1,097.9	1,327.7	2,543.0	4.1
Less: allowance for credit losses	(1.6)	(15.6)	(11.4)	(4.0)	(25.0)	(0.1)
Total loans	160.5	1,564.8	1,086.5	1,323.7	2,518.0	4.0
Other assets acquired through foreclosure, net	—	—	—	—	—	12.7
Goodwill and other intangible assets, net	—	—	120.9	0.1	—	—
Other assets	0.9	17.9	6.0	5.9	15.5	628.1
Total assets	$161.4	$1,582.7	$1,213.4	$1,329.7	$2,533.5	$4,867.8
Liabilities:
Deposits	$2,230.4	$—	$1,737.6	$—	$—	$69.0
Borrowings and qualifying debt	—	—	—	—	—	766.9
Other liabilities	1.2	42.4	0.8	0.4	5.5	262.1
Total liabilities	2,231.6	42.4	1,738.4	0.4	5.5	1,098.0
Allocated equity:	59.4	126.5	244.1	108.3	206.0	300.3
Total liabilities and stockholders' equity	$2,291.0	$168.9	$1,982.5	$108.7	$211.5	$1,398.3
Excess funds provided (used)	2,129.6	(1,413.8)	769.1	(1,221.0)	(2,322.0)	(3,469.5)

The following is a summary of operating segment income statement information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2018:	(in thousands)
Net interest income	$915,879	$224,754	$148,085	$115,561	$92,583
Provision for (recovery of) credit losses	23,000	2,235	(2,447)	2,292	1,809
Net interest income after provision for credit losses	892,879	222,519	150,532	113,269	90,774
Non-interest income	43,116	7,689	11,326	3,800	9,932
Non-interest expense	(425,667)	(91,161)	(62,536)	(57,735)	(52,574)
Income (loss) before income taxes	510,328	139,047	99,322	59,334	48,132
Income tax expense (benefit)	74,540	34,824	20,951	16,709	13,565
Net income	$435,788	$104,223	$78,371	$42,625	$34,567

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income	$67,154	$15,149	$105,029	$55,332	$80,073	$12,159
Provision for (recovery of) credit losses	281	(1,101)	5,657	3,275	11,046	(47)
Net interest income after provision for credit losses	66,873	16,250	99,372	52,057	69,027	12,206
Non-interest income	614	158	14,121	13	2,076	(6,613)
Non-interest expense	(32,390)	(8,120)	(41,159)	(9,603)	(26,822)	(43,567)
Income (loss) before income taxes	35,097	8,288	72,334	42,467	44,281	(37,974)
Income tax expense (benefit)	8,072	1,905	16,637	9,768	10,184	(58,075)
Net income	$27,025	$6,383	$55,697	$32,699	$34,097	$20,101

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2017:	(in thousands)
Net interest income (expense)	$784,664	$198,622	$145,001	$109,177	$85,360
Provision for (recovery of) credit losses	17,250	1,153	(4,724)	100	4,575
Net interest income (expense) after provision for credit losses	767,414	197,469	149,725	109,077	80,785
Non-interest income	45,344	4,757	9,135	3,396	10,000
Non-interest expense	(360,941)	(76,118)	(61,066)	(51,808)	(48,387)
Income (loss) before income taxes	451,817	126,108	97,794	60,665	42,398
Income tax expense (benefit)	126,325	49,317	34,133	25,529	17,591
Net income	$325,492	$76,791	$63,661	$35,136	$24,807

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$54,102	$28,485	$82,473	$56,961	$65,908	$(41,425)
Provision for (recovery of) credit losses	341	593	2,821	4,493	9,729	(1,831)
Net interest income (expense) after provision for credit losses	53,761	27,892	79,652	52,468	56,179	(39,594)
Non-interest income	558	—	8,422	52	1,772	7,252
Non-interest expense	(28,289)	(8,522)	(36,726)	(10,166)	(20,550)	(19,309)
Income (loss) before income taxes	26,030	19,370	51,348	42,354	37,401	(51,651)
Income tax expense (benefit)	9,676	6,317	19,255	15,883	14,000	(65,376)
Net income	$16,354	$13,053	$32,093	$26,471	$23,401	$13,725

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2016:	(in thousands)
Net interest income (expense)	$657,213	$170,513	$137,507	$103,542	$88,162
Provision for (recovery of) credit losses	8,000	9,912	(3,337)	(580)	2,587
Net interest income (expense) after provision for credit losses	649,213	160,601	140,844	104,122	85,575
Non-interest income	42,915	6,887	8,622	2,550	10,422
Non-interest expense	(330,949)	(63,406)	(60,570)	(45,643)	(53,073)
Income (loss) before income taxes	361,179	104,082	88,896	61,029	42,924
Income tax expense (benefit)	101,381	40,832	31,113	25,663	18,049
Net income	$259,798	$63,250	$57,783	$35,366	$24,875

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$41,539	$20,900	$69,143	$38,583	$49,893	$(62,569)
Provision for (recovery of) credit losses	256	(183)	(1,626)	—	4,200	(3,229)
Net interest income (expense) after provision for credit losses	41,283	21,083	70,769	38,583	45,693	(59,340)
Non-interest income	460	59	6,728	—	2,315	4,872
Non-interest expense	(24,019)	(7,936)	(31,271)	(8,544)	(15,204)	(21,283)
Income (loss) before income taxes	17,724	13,206	46,226	30,039	32,804	(75,751)
Income tax expense (benefit)	6,647	4,952	17,335	11,265	12,302	(66,777)
Net income	$11,077	$8,254	$28,891	$18,774	$20,502	$(8,974)

22. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona		Nevada		Southern California	Northern California
Year Ended December 31, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$22,295	$3,902	—	$8,151	—	$2,666	$3,795
Debit and credit card interchange (1)	6,801	1,132	—	1,379	—	650	3,616
Success fees (2)	3,335	—	—	—	—	—	96
Other income	626	181	—	194	—	59	161
Total revenue from contracts with customers	$33,057	$5,215		$9,724		$3,375	$7,668
Revenues outside the scope of ASC 606 (3)	10,059	2,474		1,602		425	2,264
Total non-interest income	$43,116	$7,689		$11,326		$3,800	$9,932

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Year Ended December 31, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$585	$—	$3,201	$—	$—	$(5)
Debit and credit card interchange (1)	24	—	—	—	—	—
Success fees (2)	—	—	3,239	—	—	—
Other income	4	—	—	—	1	26
Total revenue from contracts with customers	$613	$—	$6,440	$—	$1	$21
Revenues outside the scope of ASC 606 (3)	1	158	7,681	13	2,075	(6,634)
Total non-interest income	$614	$158	$14,121	$13	$2,076	$(6,613)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2017	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$20,346	$2,877	$7,470	$2,340	$4,034
Debit and credit card interchange (1)	5,271	886	996	539	2,848
Success fees (2)	1,403	—	—	—	247
Other income	382	51	(5)	68	138
Total revenue from contracts with customers	$27,402	$3,814	$8,461	$2,947	$7,267
Revenues outside the scope of ASC 606 (3)	17,942	943	674	449	2,733
Total non-interest income	$45,344	$4,757	$9,135	$3,396	$10,000

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Year Ended December 31, 2017	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$554	$—	$3,071	$—	$—	$—
Debit and credit card interchange (1)	2	—	—	—	—	—
Success fees (2)	—	—	1,156	—	—	—
Other income	1	—	3	—	114	12
Total revenue from contracts with customers	$557	$—	$4,230	$—	$114	$12
Revenues outside the scope of ASC 606 (3)	1	—	4,192	52	1,658	7,240
Total non-interest income	$558	$—	$8,422	$52	$1,772	$7,252

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of December 31, 2018. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable total $1.4 million and $1.3 million as of December 31, 2018 and December 31, 2017, respectively, and are presented in Other assets in the Consolidated Balance Sheets.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$281,968	$265,216	$251,602	$234,697
Interest expense	38,455	31,178	27,494	20,477
Net interest income	243,513	234,038	224,108	214,220
Provision for credit losses	6,000	6,000	5,000	6,000
Net interest income after provision for credit losses	237,513	228,038	219,108	208,220
Non-interest income	13,611	4,418	13,444	11,643
Non-interest expense	(111,129)	(113,841)	(102,548)	(98,149)
Income before provision for income taxes	139,995	118,615	130,004	121,714
Income tax expense	20,909	7,492	25,325	20,814
Net income	$119,086	$111,123	$104,679	$100,900
Earnings per share:
Basic	$1.14	$1.06	$1.00	$0.97
Diluted	$1.13	$1.05	$0.99	$0.96

	Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$228,459	$217,836	$206,953	$192,265
Interest expense	17,430	16,253	14,210	12,956
Net interest income	211,029	201,583	192,743	179,309
Provision for credit losses	5,000	5,000	3,000	4,250
Net interest income after provision for credit losses	206,029	196,583	189,743	175,059
Non-interest income	13,688	10,456	10,601	10,599
Non-interest expense	(95,398)	(89,296)	(88,420)	(87,827)
Income before provision for income taxes	124,319	117,743	111,924	97,831
Income tax expense	34,973	34,899	31,964	24,489
Net income	$89,346	$82,844	$79,960	$73,342
Earnings per share:
Basic	$0.86	$0.79	$0.77	$0.71
Diluted	$0.85	$0.79	$0.76	$0.70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e), under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Western Alliance Bancorporation
Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report, dated March 1, 2019, expressed an unqualified opinion.
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
March 1, 2019

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on June 4, 2019.
The Company has adopted a Code of Business Conduct and Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.westernalliancebancorporation.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on June 4, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on June 4, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on June 4, 2019.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on June 4, 2019.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following financial statements are incorporated by reference from Item 8 hereto:

(2)	Financial Statement Schedules
Not applicable.
On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation of Western Alliance, effective as of May 19, 2015.

3.2	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.3	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

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

4.2
Senior Debt Indenture, dated August 25, 2010, between Western Alliance and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

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

WESTERN ALLIANCE BANCORPORATION

March 1, 2019	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth A. Vecchione and Dale Gibbons, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on March 1, 2019.

Name	Title

/s/ Kenneth A. Vecchione	Chief Executive Officer
Kenneth A. Vecchione

/s/ Robert Sarver	Executive Chairman
Robert Sarver

/s/ Dale Gibbons	Vice Chairman and Chief Financial Officer
Dale Gibbons	(Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ William S. Boyd	Director
William S. Boyd

/s/ Howard Gould	Director
Howard Gould

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Robert Latta	Director
Robert Latta

/s/ Cary Mack	Director
Cary Mack

/s/ Todd Marshall	Director
Todd Marshall

/s/ James Nave	Director
James Nave

/s/ Michael Patriarca	Director
Michael Patriarca

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn