Form 10-Q
period 2019-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2019-04-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2019, Western Alliance Bancorporation had 104,473,076 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFI	Held for Investment
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
Basel III	Banking Supervision's December 2010 final capital framework	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
CCO	Chief Credit Officer	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	NBL	National Business Lines
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CLO	Collateralized Loan Obligation	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other-than-Temporary Impairment
CRE	Commercial Real Estate	PCI	Purchased Credit Impaired
EPS	Earnings per share	PPNR	Pre-Provision Net Revenue
EVE	Economic Value of Equity	ROU	Right of use
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SERP	Supplemental Executive Retirement Plan
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
FVO	Fair Value Option	TEB	Tax Equivalent Basis
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language
GSE	Government-Sponsored Enterprise

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$160,329	$180,053
Interest-bearing deposits in other financial institutions	335,282	318,519
Federal funds sold	290,000	—
Cash, cash equivalents, and restricted cash	785,611	498,572
Money market investments	—	7
Investment securities - AFS, at fair value; amortized cost of $3,265,546 at March 31, 2019 and $3,339,888 at December 31, 2018	3,244,247	3,276,988
Investment securities - HTM, at amortized cost; fair value of $331,083 at March 31, 2019 and $298,648 at December 31, 2018	310,865	302,905
Investment securities - equity	118,005	115,061
Investments in restricted stock, at cost	66,287	66,132
Loans, net of deferred loan fees and costs	18,116,748	17,710,629
Less: allowance for credit losses	(154,987)	(152,717)
Net loans held for investment	17,961,761	17,557,912
Premises and equipment, net	119,827	119,474
Operating lease right of use asset	72,841	—
Other assets acquired through foreclosure, net	17,707	17,924
Bank owned life insurance	171,126	170,145
Goodwill	289,895	289,895
Other intangible assets, net	8,873	9,260
Deferred tax assets, net	22,309	31,990
Investments in LIHTC	331,972	342,381
Other assets	271,520	310,840
Total assets	$23,792,846	$23,109,486
Liabilities:
Deposits:
Non-interest-bearing demand	$7,679,361	$7,456,141
Interest-bearing	12,529,379	11,721,306
Total deposits	20,208,740	19,177,447
Customer repurchase agreements	15,141	22,411
Other borrowings	—	491,000
Qualifying debt	373,996	360,458
Operating lease liability	77,750	—
Other liabilities	396,599	444,436
Total liabilities	21,072,226	20,495,752
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 106,449,184 shares issued at March 31, 2019 and 106,741,870 at December 31, 2018	10	10
Treasury stock, at cost (1,966,238 shares at March 31, 2019 and 1,793,231 shares at December 31, 2018)	(60,983)	(53,083)
Additional paid in capital	1,390,569	1,417,724
Accumulated other comprehensive (loss)	(8,191)	(33,622)
Retained earnings	1,399,215	1,282,705
Total stockholders’ equity	2,720,620	2,613,734
Total liabilities and stockholders’ equity	$23,792,846	$23,109,486
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$258,818	$205,959
Investment securities	28,178	25,772
Dividends	1,633	1,478
Other	2,539	1,488
Total interest income	291,168	234,697
Interest expense:
Deposits	35,788	14,173
Other borrowings	1,277	1,326
Qualifying debt	6,105	4,969
Other	662	9
Total interest expense	43,832	20,477
Net interest income	247,336	214,220
Provision for credit losses	3,500	6,000
Net interest income after provision for credit losses	243,836	208,220
Non-interest income:
Service charges and fees	5,412	5,745
Income from equity investments	2,009	1,460
Card income	1,841	1,972
Foreign currency income	1,095	1,202
Income from bank owned life insurance	981	928
Lending related income and gains (losses) on sale of loans, net	251	978
Unrealized gains (losses) on assets measured at fair value, net	2,834	(1,074)
Other income	987	432
Total non-interest income	15,410	11,643
Non-interest expense:
Salaries and employee benefits	68,556	62,133
Occupancy	8,227	6,864
Legal, professional, and directors' fees	7,532	6,003
Data processing	6,332	5,207
Deposit costs	5,724	2,926
Insurance	2,809	3,869
Business development	2,085	1,728
Loan and repossessed asset expenses	2,006	583
Marketing	741	596
Card expense	634	942
Intangible amortization	387	398
Net loss (gain) on sales / valuations of repossessed and other assets	97	(1,228)
Other expense	7,784	8,128
Total non-interest expense	112,914	98,149
Income before provision for income taxes	146,332	121,714
Income tax expense	25,536	20,814
Net income	$120,796	$100,900

Earnings per share:
Basic	$1.16	$0.97
Diluted	1.16	0.96
Weighted average number of common shares outstanding:
Basic	104,033	104,530
Diluted	104,475	105,324
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$120,796	$100,900
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(10,222) and $12,714, respectively	31,377	(38,914)
Unrealized (loss) gain on SERP, net of tax effect of $6 and $2, respectively	(18)	(11)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $1,934 and $(478), respectively	(5,928)	1,466
Net other comprehensive income (loss)	25,431	(37,459)
Comprehensive income	$146,227	$63,441
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (1)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	100,900	100,900
Exercise of stock options	9	—	215	—	—	—	215
Restricted stock, performance stock units, and other grants, net	546	—	6,705	—	—	—	6,705
Restricted stock surrendered (2)	(181)	—	—	(6,296)	—	—	(6,296)
Other comprehensive income, net	—	—	—	—	(37,459)	—	(37,459)
Balance, March 31, 2018	105,861	$10	$1,431,460	$(46,469)	$(41,662)	$950,424	$2,293,763

Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734
Net income	—	—	—	—	—	120,796	120,796
Exercise of stock options	1	—	36	—	—	—	36
Restricted stock, performance stock unit, and other grants, net	647	—	6,472	—	—	—	6,472
Restricted stock surrendered (2)	(173)	—	—	(7,900)	—	—	(7,900)
Stock repurchase	(941)	—	(33,663)	—	—	(4,286)	(37,949)
Other comprehensive income, net	—	—	—	—	25,431	—	25,431
Balance, March 31, 2019	104,483	$10	$1,390,569	$(60,983)	$(8,191)	$1,399,215	$2,720,620

(1)
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$120,796	$100,900
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,500	6,000
Depreciation and amortization	4,209	3,407
Stock-based compensation	6,472	6,705
Deferred income taxes	1,398	(9,372)
Amortization of net premiums for investment securities	3,004	3,920
Amortization of tax credit investments	10,145	8,128
Amortization of operating lease right of use asset	2,601	—
Accretion of fair market value adjustments on loans acquired from business combinations	(2,817)	(5,738)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	463	475
Income from bank owned life insurance	(981)	(928)
Losses / (Gains) on:
Assets measured at fair value, net	(2,834)	1,074
Sale of loans	408	(678)
Other assets acquired through foreclosure, net	—	(1,242)
Valuation adjustments of other repossessed assets, net	99	47
Sale of premises, equipment, and other assets, net	(2)	(33)
Changes in:
Other assets	(33,071)	5,773
Other liabilities	37,924	(30,122)
Net cash provided by operating activities	$151,314	$88,316
Cash flows from investing activities:
Investment securities - AFS
Purchases	(26,342)	(67,949)
Principal pay downs and maturities	97,732	105,242
Investment securities - HTM
Purchases	(10,825)	(7,800)
Principal pay downs and maturities	2,868	243
Equity securities carried at fair value
Reinvestment of dividends	(151)	—
Purchase of investment tax credits	(24,400)	(13,376)
Purchase of SBIC investments	(1,570)	(263)
Sale (purchase) of money market investments, net	7	(5)
Proceeds from bank owned life insurance	—	72
(Purchase) liquidation of restricted stock, net	(155)	(734)
Loan fundings and principal collections, net	(385,497)	(367,437)
Purchase of premises, equipment, and other assets, net	(3,152)	(576)
Proceeds from sale of other real estate owned and repossessed assets, net	—	5,285
Net cash used in investing activities	$(351,485)	$(347,298)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,031,293	$382,006
Net increase (decrease) in borrowings	(498,270)	(94,340)
Proceeds from exercise of common stock options	36	215
Cash paid for tax withholding on vested restricted stock	(7,900)	(6,296)
Common stock repurchases	(37,949)	—
Net cash provided by financing activities	$487,210	$281,585
Net increase (decrease) in cash, cash equivalents, and restricted cash	287,039	22,603
Cash, cash equivalents, and restricted cash at beginning of period	498,572	416,768
Cash, cash equivalents, and restricted cash at end of period	$785,611	$439,371
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$43,832	$25,303
Income taxes, net of refunds	(34,619)	9,881
Non-cash operating, investing, and financing activity:
Transfers to other assets acquired through foreclosure, net	—	5,744
Unfunded commitments originated	1,735	30,000
Change in unrealized gain (loss) on AFS securities, net of tax	31,377	(38,914)
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(5,928)	1,466
Net increase (decrease) in unfunded obligations	12,787	120,512
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries, LVSP, which holds and manages certain OREO properties, and a captive insurance company formed and licensed under the laws of the State of Arizona, CSI. CSI was established as part of the Company's overall enterprise risk management strategy.
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
Principles of consolidation
As of March 31, 2019, WAL has the following significant wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2019 and 2018 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Leases
At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding ROU asset and operating lease liability are recorded in separate line items on the consolidated balance sheets. A ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentives that are paid or are payable to the Company. Variable lease payments that depend on an index or rate such as the Consumer Price Index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis as part of occupancy expense over the lease term.
As the rate implicit in the lease is not readily determinable, the incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s consolidated balance sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the options will be exercised.
In addition to the package of practical expedients, the Company also elected the practical expedient that allows lessees to make an accounting policy election to not separate non-lease components from the associated lease component, and instead account for them all together as part of the applicable lease component. This practical expedient can be elected separately for each underlying class of asset. The majority of the Company’s non-lease components such as common area maintenance, parking, and taxes are variable, and are expensed as incurred. Variable payment amounts are determined in arrears by the landlord depending on actual costs incurred. See “Note 4. Leases” of these Notes to Unaudited Consolidated Financial Statements for further disclosures required under the new standard.

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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three months ended March 31, 2019 or 2018.
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
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Financial Statements at fair value and their notional values are carried off-balance sheet. See "Note 10. Derivatives and Hedging Activities" of these Notes to Unaudited Consolidated Financial Statements for further discussion.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2019 and 2018. The estimated fair value amounts for March 31, 2019 and 2018 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities in the Consolidated Balance Sheet. See "Note 12. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements for further discussion on income taxes.
Non-interest income
Non-interest income includes service charges and fees, income from equity investments, card income, foreign currency income, income from bank owned life insurance, lending related income, net gain or loss on sales of investment securities, net unrealized gains or losses on assets measured at fair value, and other income. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided in accordance with ASC 606, Revenue from Contracts with Customers. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. Beginning on October 1, 2018, interchange fees are being recorded net of customer rewards earned, which is more in line with current industry practice. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Net unrealized gains or losses on assets measured at fair value represent fair value changes in equity securities and are accounted for in accordance with ASC 321, Investments - Equity Securities. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 840, Leases. Net gain or loss on sales / valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 16. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the new standard.

Recent accounting pronouncements
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will coordinate and facilitate all phases of planning and implementation of the new guidance. The Company has completed its loan portfolio stratification, with methodologies for measuring expected credit losses that include a combination of third-party vended models, internally-developed models, and simplified approaches. In addition, the Company has completed substantive pre-production runs and model validation activities, which encompass a majority of the Company’s loan portfolio. The implementation team is also updating the Company's accounting policies, designing key controls, and governance processes that are planned for implementation prior to adoption.
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
Recently adopted accounting guidance
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company adopted the amendments to Topic 842 on January 1, 2019 using the modified retrospective approach. The Company elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted. The Company also elected to apply the package of practical expedients permitting entities to forgo reassessment of 1) expired or existing contracts that may contain leases; 2) lease classification of expired or existing leases; and 3) initial direct costs for any existing leases. The Company established internal controls and implemented lease accounting software to facilitate the preparation of financial information and disclosures related to leases. The most significant impact of the new standard on the Company’s consolidated financial statements was the recognition of a ROU asset and lease liability for operating leases for which the Company is the lessee. The accounting for finance and operating leases for which the Company is the lessor remains substantially unchanged. Upon adoption of this guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $42.5 million and $46.1 million, respectively, on the consolidated balance sheet. No cumulative effect adjustment to retained earnings resulted from adoption of this guidance. The new standard did not have a material impact on the Company’s results of operations or cash flows.
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As of March 31, 2019, the Company does not hold these types of securities, therefore, adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
In June 2018, the FASB issued guidance within ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU 2018-07 to Topic 718, Compensation-Stock Compensation, are intended to align the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: 1) equity classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; 2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The Company's share-based payment awards to nonemployees consist only of grants made to the Company's BOD as compensation solely related to the individual's role as a Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its Directors in the same manner as share-based payment awards for its employees. Accordingly, the adoption of this guidance did not have an impact on the accounting for the Company's share-based payment awards to its Directors.
In July 2018, the FASB issued guidance within ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 are intended to clarify or correct unintended guidance in the FASB Codification and affect a wide variety of Topics in the Codification. The topics that are applicable to the Company include: 1) debt modifications and extinguishments; 2) stock compensation; and 3) derivatives and hedging. For debt modifications and extinguishments, the amendment clarifies that, in an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is equal to its fair value at the reacquisition date, and upon extinguishment, the cumulative amount of the gain or loss on the extinguished debt that resulted from changes in instrument-specific credit risk should be presented in net income. The Company has junior subordinated debt that is recorded at fair value at each reporting period due to election of the FVO. Accordingly, if in the future, the Company chooses to repay this debt prior to its contractual maturity, this amendment would be applicable. For stock compensation, the amendment clarifies that excess tax benefits or tax deficiencies should be recognized in the period in which the amount of the tax deduction is determined, which is typically when an award is exercised (in the case of share options) or vests (in the case of non-vested stock awards). The Company already records excess tax benefits or tax deficiencies in the periods in which the tax deduction is determined. Therefore, adoption of this amendment did not have an effect on the Company's accounting for excess tax benefits or tax deficiencies. For derivatives and hedging, previous guidance permits derivatives to be offset only when all four conditions (including the intent to set off) are met. This amendment clarifies that the intent to set off is not required to offset fair value amounts recognized for derivative instruments that are executed with the same counterparty under a master netting agreement. This amendment did not have an effect on the offsetting of the Company's derivative assets and liabilities.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$310,865	$20,218	$—	$331,083

Available-for-sale debt securities
CDO	$50	$14,976	$—	$15,026
Commercial MBS issued by GSEs	104,227	104	(5,232)	99,099
Corporate debt securities	105,026	116	(8,100)	97,042
Private label residential MBS	946,757	2,861	(14,271)	935,347
Residential MBS issued by GSEs	1,509,590	2,408	(19,762)	1,492,236
Tax-exempt	526,899	11,666	(1,575)	536,990
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	40,000	—	(1,099)	38,901
U.S. treasury securities	997	—	(8)	989
Total AFS debt securities	$3,265,546	$32,131	$(53,430)	$3,244,247

Equity securities
CRA investments	$52,361	$—	$(747)	$51,614
Preferred stock	65,913	954	(476)	66,391
Total equity securities	$118,274	$954	$(1,223)	$118,005

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$302,905	$3,163	$(7,420)	$298,648

Available-for-sale debt securities
CDO	$50	$15,277	$—	$15,327
Commercial MBS issued by GSEs	106,385	82	(6,361)	100,106
Corporate debt securities	105,029	—	(5,649)	99,380
Private label residential MBS	948,161	945	(24,512)	924,594
Residential MBS issued by GSEs	1,564,181	1,415	(35,472)	1,530,124
Tax-exempt	542,086	4,335	(7,753)	538,668
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	40,000	—	(1,812)	38,188
U.S. treasury securities	1,996	—	(12)	1,984
Total AFS debt securities	$3,339,888	$22,054	$(84,954)	$3,276,988

Equity securities
CRA investments	$52,210	$—	$(1,068)	$51,142
Preferred stock	65,954	148	(2,183)	63,919
Total equity securities	$118,164	$148	$(3,251)	$115,061

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
At March 31, 2019 and December 31, 2018, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of AFS securities in an unrealized loss position at March 31, 2019 is 230, compared to 373 at December 31, 2018. The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three months ended March 31, 2019 and 2018. The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$5,232	$97,264	$5,232	$97,264
Corporate debt securities	—	—	8,100	91,900	8,100	91,900
Private label residential MBS	—	—	14,271	703,525	14,271	703,525
Residential MBS issued by GSEs	2	265	19,760	1,184,558	19,762	1,184,823
Tax-exempt	—	—	1,575	80,676	1,575	80,676
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	—	—	1,099	33,901	1,099	33,901
U.S. treasury securities	—	—	8	989	8	989
Total AFS securities	$2	$265	$53,428	$2,221,430	$53,430	$2,221,695

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$3,868	$91,095	$3,552	$69,991	$7,420	$161,086

Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$6,361	$98,275	$6,361	$98,275
Corporate debt securities	16	5,013	5,633	94,367	5,649	99,380
Private label residential MBS	5,173	217,982	19,339	537,316	24,512	755,298
Residential MBS issued by GSEs	1,363	141,493	34,109	1,215,490	35,472	1,356,983
Tax-exempt	3,562	209,767	4,191	72,382	7,753	282,149
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	—	—	1,812	38,188	1,812	38,188
U.S. treasury securities	—	—	12	1,984	12	1,984
Total AFS securities	$10,114	$574,255	$74,840	$2,086,619	$84,954	$2,660,874
The amortized cost and fair value of securities as of March 31, 2019, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2019
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$10,100	$10,147
After five years through ten years	14,386	14,984
After ten years	286,379	305,952
Total HTM securities	$310,865	$331,083

Available-for-sale
Due in one year or less	$2,296	$2,313
After one year through five years	12,036	12,206
After five years through ten years	211,149	203,258
After ten years	479,491	499,788
Mortgage-backed securities	2,560,574	2,526,682
Total AFS securities	$3,265,546	$3,244,247

The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$310,865	$310,865

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,026	$—	$15,026
Commercial MBS issued by GSEs	—	99,099	—	—	—	—	—	99,099
Corporate debt securities	—	—	—	64,300	32,742	—	—	97,042
Private label residential MBS	911,689	—	21,079	297	898	1,384	—	935,347
Residential MBS issued by GSEs	—	1,492,236	—	—	—	—	—	1,492,236
Tax-exempt	68,227	8,875	294,830	163,391	—	—	1,667	536,990
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	38,901	—	—	—	—	—	38,901
U.S. treasury securities	—	989	—	—	—	—	—	989
Total AFS securities	$979,916	$1,640,100	$315,909	$227,988	$62,257	$16,410	$1,667	$3,244,247

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$26,239	$51,614
Preferred stock	—	—	—	—	47,931	3,925	14,535	66,391
Total equity securities	$—	$25,375	$—	$—	$47,931	$3,925	$40,774	$118,005
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$302,905	$302,905

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,327	$—	$15,327
Commercial MBS issued by GSEs	—	100,106	—	—	—	—	—	100,106
Corporate debt securities	—	—	—	66,515	32,865	—	—	99,380
Private label residential MBS	887,520	—	34,342	343	947	1,442	—	924,594
Residential MBS issued by GSEs	—	1,530,124	—	—	—	—	—	1,530,124
Tax-exempt	66,160	12,146	306,409	152,330	—	—	1,623	538,668
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	38,188	—	—	—	—	—	38,188
U.S. treasury securities	—	1,984	—	—	—	—	—	1,984
Total AFS securities	$953,680	$1,682,548	$340,751	$219,188	$62,429	$16,769	$1,623	$3,276,988

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$25,767	$51,142
Preferred stock	—	—	—	—	45,771	3,693	14,455	63,919
Total equity securities	$—	$25,375	$—	$—	$45,771	$3,693	$40,222	$115,061

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
Securities with carrying amounts of approximately $940.0 million and $788.4 million at March 31, 2019 and December 31, 2018, respectively, were pledged for various purposes as required or permitted by law.
There were no gains and losses on sales of investment securities during the three months ended March 31, 2019 and March 31, 2018.

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$7,723,695	$7,762,642
Commercial real estate - non-owner occupied	4,304,261	4,213,428
Commercial real estate - owner occupied	2,285,340	2,325,380
Construction and land development	2,283,527	2,134,753
Residential real estate	1,461,561	1,204,355
Consumer	58,364	70,071
Loans, net of deferred loan fees and costs	18,116,748	17,710,629
Allowance for credit losses	(154,987)	(152,717)
Total loans HFI	$17,961,761	$17,557,912
Net deferred loan fees and costs as of March 31, 2019 and December 31, 2018 total $34.8 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.2 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $6.1 million and $7.1 million as of March 31, 2019 and December 31, 2018, respectively. Credit marks were $13.1 million and $14.6 million as of March 31, 2019 and December 31, 2018, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,711,923	$193	$10,638	$941	$11,772	$7,723,695
Commercial real estate
Owner occupied	2,281,389	2,630	1,321	—	3,951	2,285,340
Non-owner occupied	4,143,704	984	—	—	984	4,144,688
Multi-family	159,573	—	—	—	—	159,573
Construction and land development
Construction	1,497,960	—	—	—	—	1,497,960
Land	784,146	945	—	476	1,421	785,567
Residential real estate	1,439,763	13,660	2,736	5,402	21,798	1,461,561
Consumer	58,248	—	—	116	116	58,364
Total loans	$18,076,706	$18,412	$14,695	$6,935	$40,042	$18,116,748

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,753,111	$3,187	$416	$5,928	$9,531	$7,762,642
Commercial real estate
Owner occupied	2,320,321	4,441	—	618	5,059	2,325,380
Non-owner occupied	4,051,837	—	—	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,382,664	—	—	—	—	1,382,664
Land	751,613	—	476	—	476	752,089
Residential real estate	1,182,933	9,316	4,010	8,096	21,422	1,204,355
Consumer	69,830	—	—	241	241	70,071
Total loans	$17,673,900	$16,944	$4,902	$14,883	$36,729	$17,710,629
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2019				December 31, 2018
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$19,438	$11,636	$31,074	$—	$7,639	$7,451	$15,090	$—
Commercial real estate
Owner occupied	420	—	420	—	—	—	—	594
Non-owner occupied	—	580	580	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	3,307	—	3,307	—	—	476	476	—
Land	—	476	476	—	—	—	—	—
Residential real estate	1,168	6,746	7,914	—	552	11,387	11,939	—
Consumer	—	116	116	—	—	241	241	—
Total	$24,333	$19,554	$43,887	$—	$8,191	$19,555	$27,746	$594
The reduction in interest income associated with loans on non-accrual status was approximately $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.
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

The following tables present gross loans by risk rating:

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,548,610	$70,708	$103,828	$549	$—	$7,723,695
Commercial real estate
Owner occupied	2,206,311	23,044	55,985	—	—	2,285,340
Non-owner occupied	4,095,492	36,114	13,082	—	—	4,144,688
Multi-family	159,573	—	—	—	—	159,573
Construction and land development
Construction	1,470,710	4,088	23,162	—	—	1,497,960
Land	785,070	—	497	—	—	785,567
Residential real estate	1,452,919	365	8,277	—	—	1,461,561
Consumer	58,208	29	127	—	—	58,364
Total	$17,776,893	$134,348	$204,958	$549	$—	$18,116,748

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$17,760,118	$134,268	$181,862	$458	$—	$18,076,706
Past due 30 - 59 days	14,947	35	3,339	91	—	18,412
Past due 60 - 89 days	1,494	45	13,156	—	—	14,695
Past due 90 days or more	334	—	6,601	—	—	6,935
Total	$17,776,893	$134,348	$204,958	$549	$—	$18,116,748

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,574,506	$61,202	$126,356	$578	$—	$7,762,642
Commercial real estate
Owner occupied	2,255,513	12,860	57,007	—	—	2,325,380
Non-owner occupied	4,030,350	12,982	8,505	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,378,624	1,210	2,830	—	—	1,382,664
Land	751,012	—	1,077	—	—	752,089
Residential real estate	1,191,571	527	12,257	—	—	1,204,355
Consumer	69,755	75	241	—	—	70,071
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$17,400,616	$87,264	$186,020	$—	$—	$17,673,900
Past due 30 - 59 days	11,255	1,580	4,109	—	—	16,944
Past due 60 - 89 days	719	12	3,767	404	—	4,902
Past due 90 days or more	332	—	14,377	174	—	14,883
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629
The table below reflects the recorded investment in loans classified as impaired:

	March 31, 2019	December 31, 2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$5,244	$986
Impaired loans without a specific valuation allowance under ASC 310 (2)	138,154	111,266
Total impaired loans	$143,398	$112,252
Valuation allowance related to impaired loans	$(1,357)	$(681)

(1)	Includes no TDR loans as of each of the periods ended at March 31, 2019 and December 31, 2018.

(2)	Includes TDR loans of $68.9 million and $44.5 million at March 31, 2019 and December 31, 2018, respectively.
The following table presents impaired loans by class:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$78,768	$63,896
Commercial real estate
Owner occupied	8,185	6,530
Non-owner occupied	12,268	12,407
Multi-family	—	—
Construction and land development
Construction	20,329	—
Land	8,286	9,403
Residential real estate	15,417	19,744
Consumer	145	272
Total	$143,398	$112,252
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Average balance on impaired loans	$126,613	$93,081
Interest income recognized on impaired loans	1,493	873
Interest recognized on non-accrual loans, cash basis	309	438

The following table presents the average investment in impaired loans by loan class:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Commercial and industrial	$67,144	$36,849
Commercial real estate
Owner occupied	7,569	9,043
Non-owner occupied	12,311	18,925
Multi-family	—	—
Construction and land development
Construction	12,451	—
Land	8,632	10,281
Residential real estate	18,278	17,799
Consumer	228	184
Total	$126,613	$93,081
The average investment in TDR loans was $51.6 million and $48.3 million for the three months ended March 31, 2019 and 2018, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Commercial and industrial	$769	$250
Commercial real estate
Owner occupied	123	127
Non-owner occupied	187	262
Multi-family	—	—
Construction and land development
Construction	180	—
Land	129	130
Residential real estate	105	104
Consumer	—	—
Total	$1,493	$873
The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	March 31, 2019	December 31, 2018
	(in thousands)
Non-accrual loans (1)	$43,887	$27,746
Loans past due 90 days or more on accrual status	—	594
Accruing troubled debt restructured loans	52,488	36,458
Total nonperforming loans	96,375	64,798
Other assets acquired through foreclosure, net	17,707	17,924
Total nonperforming assets	$114,082	$82,722

(1)	Includes non-accrual TDR loans of $16.4 million and $8.0 million at March 31, 2019 and December 31, 2018, respectively.

Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, at beginning of period	$3,768	$9,324
Reclassifications from non-accretable to accretable yield (1)	—	683
Accretion to interest income	(161)	(313)
Reversal of fair value adjustments upon disposition of loans	(470)	(1,586)
Balance, at end of period	$3,137	$8,108

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended March 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2019
Beginning Balance	$22,513	$34,829	$11,276	$83,118	$981	$152,717
Charge-offs	—	—	188	2,124	1	2,313
Recoveries	(55)	(453)	(93)	(477)	(5)	(1,083)
Provision	3,515	2,585	1,825	(4,217)	(208)	3,500
Ending balance	$26,083	$37,867	$13,006	$77,254	$777	$154,987
2018
Beginning Balance	$19,511	$31,495	$5,478	$82,793	$773	$140,050
Charge-offs	—	—	107	3,517	—	3,624
Recoveries	(1,388)	(126)	(250)	(459)	(10)	(2,233)
Provision	1,695	1,247	(102)	3,143	17	6,000
Ending balance	$22,594	$32,868	$5,519	$82,878	$800	$144,659

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of March 31, 2019;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$590	$1,347	$3,307	$—	$5,244
Impaired loans with no allowance recorded	8,185	12,268	78,178	14,070	25,308	145	138,154
Total loans individually evaluated for impairment	8,185	12,268	78,768	15,417	28,615	145	143,398
Loans collectively evaluated for impairment	2,273,235	4,232,710	7,644,927	1,446,125	2,254,912	58,219	17,910,128
Loans acquired with deteriorated credit quality	3,920	59,283	—	19	—	—	63,222
Total recorded investment	$2,285,340	$4,304,261	$7,723,695	$1,461,561	$2,283,527	$58,364	$18,116,748
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$1,463	$1,347	$3,307	$—	$6,117
Impaired loans with no allowance recorded	13,479	14,398	117,839	22,428	41,528	10,505	220,177
Total loans individually evaluated for impairment	13,479	14,398	119,302	23,775	44,835	10,505	226,294
Loans collectively evaluated for impairment	2,273,235	4,232,710	7,644,927	1,446,125	2,254,912	58,219	17,910,128
Loans acquired with deteriorated credit quality	5,257	74,453	4,347	72	—	—	84,129
Total unpaid principal balance	$2,291,971	$4,321,561	$7,768,576	$1,469,972	$2,299,747	$68,724	$18,220,551
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$297	$250	$810	$—	$1,357
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	297	250	810	—	1,357
Loans collectively evaluated for impairment	14,746	23,020	76,949	12,756	25,273	777	153,521
Loans acquired with deteriorated credit quality	—	101	8	—	—	—	109
Total allowance for credit losses	$14,746	$23,121	$77,254	$13,006	$26,083	$777	$154,987

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2018;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$623	$363	$—	$—	$986
Impaired loans with no allowance recorded	6,530	12,407	63,273	19,381	9,403	272	111,266
Total loans individually evaluated for impairment	6,530	12,407	63,896	19,744	9,403	272	112,252
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	3,979	79,557	—	19	—	—	83,555
Total recorded investment	$2,325,380	$4,213,428	$7,762,642	$1,204,355	$2,134,753	$70,071	$17,710,629
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$1,482	$363	$—	$—	$1,845
Impaired loans with no allowance recorded	11,852	18,155	103,992	27,979	25,624	10,632	198,234
Total loans individually evaluated for impairment	11,852	18,155	105,474	28,342	25,624	10,632	200,079
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	5,315	95,680	4,352	72	—	—	105,419
Total unpaid principal balance	$2,332,038	$4,235,299	$7,808,572	$1,213,006	$2,150,974	$80,431	$17,820,320
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$621	$60	$—	$—	$681
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	621	60	—	—	681
Loans collectively evaluated for impairment	14,286	20,456	82,488	11,216	22,513	981	151,940
Loans acquired with deteriorated credit quality	—	87	9	—	—	—	96
Total allowance for credit losses	$14,286	$20,543	$83,118	$11,276	$22,513	$981	$152,717
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
During the three months ended March 31, 2019, the Company had two new TDR loans with a recorded investment of $27.1 million and five new TDR loans during the three months ended March 31, 2018 with a recorded investment of $15.0 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDRs.
During the three months ended March 31, 2019 and 2018, there were no TDR loans for which there was a payment default.

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At March 31, 2019 and December 31, 2018, commitments outstanding on TDR loans totaled $2.1 million and $1.5 million, respectively.
Loan Purchases and Sales
For the three months ended March 31, 2019 and 2018, secondary market loan purchases totaled $530.5 million and $141.5 million, respectively. For 2019, these purchased loans consisted of $312.5 million of residential real estate loans, $188.0 million of commercial and industrial loans, and $30.0 million of CRE, non-owner occupied loans. For 2018, these purchased loans consisted of $118.3 million of commercial and industrial loans and $23.2 million of residential real estate loans.
During the three months ended March 31, 2019, the Company sold commercial and industrial loans with carrying value of $15.5 million and recognized a net loss of $0.4 million. During the three months ended March 31, 2018, the Company sold loans which primarily consisted of commercial and industrial loans with a carrying value of $31.0 million and recognized a net gain of $0.7 million.
4. LEASES
Adoption of ASU 2016-02, Leases
On January 1, 2019, the Company adopted the amendments to ASC 842, Leases, which requires lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet. The Company adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, allowing entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted.
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $42.5 million and $46.1 million, respectively, on the consolidated balance sheet. As of March 31, 2019, the Company's operating lease ROU asset and operating lease liability totaled $72.8 million and $77.8 million, respectively. The increase in the operating lease ROU asset and the operating lease liability from the adoption date is due to execution of a major office lease extension subsequent to the adoption date. A weighted average discount rate of 3.06% was used in the measurement of the ROU asset and lease liability as of March 31, 2019.
The Company's leases have remaining lease terms between one to twelve years, with a weighted average lease term of 9.03 years at March 31, 2019. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of March 31, 2019.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2019:

(in thousands)
2019	$9,099
2020	11,200
2021	9,186
2022	7,992
2023	8,002
Thereafter	45,503
Total lease payments	$90,982
Less: imputed interest	13,232
Total present value of lease liabilities	$77,750
The Company also has additional operating leases, primarily related to its branch offices and corporate headquarters, that have not yet commenced as of March 31, 2019. The aggregate future commitment related to these additional leases totals $5.0 million. These operating leases will commence in fiscal year 2019 and have lease terms between six to twelve years.

Total operating lease costs of $3.3 million and other lease costs of $1.1 million, which include common area maintenance, parking, and taxes during the three months ended March 31, 2019 were included as part of occupancy expense. Short-term lease costs were not material during the three months ended March 31, 2019. For the three months ended March 31, 2018, rent expense associated with the Company's operating leases totaled $2.5 million.
The below table shows the supplemental cash flow information related to the Company's operating leases for the three months ended March 31, 2019:

(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,039
Right-of-use assets obtained in exchange for new operating lease liabilities	32,905
Lease Obligations as of December 31, 2018
As previously disclosed in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2018, the following is a schedule of future minimum rental payments under its non-cancelable operating leases, expiring through 2030:

(in thousands)
2019	$11,370
2020	10,322
2021	7,418
2022	6,294
2023	6,070
Thereafter	15,417
Total future minimum rental payments	$56,891
5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2019
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$19,979	$(2,055)	$17,924
Charitable contribution	(232)	114	(118)
Valuation adjustments, net	—	(99)	(99)
Balance, end of period	$19,747	$(2,040)	$17,707

	2018
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(5,294)	9	(5,285)
Valuation adjustments, net	—	(47)	(47)
Gains (losses), net (1)	1,242	—	1,242
Balance, end of period	$34,244	$(4,050)	$30,194

(1)	There were zero and $1.0 million in net gains related to initial transfers to other assets during the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and 2018, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 10 properties at March 31, 2019, compared to 11 at December 31, 2018, and 18 at March 31, 2018.

6. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Short-Term:
Federal funds purchased	$—	$256,000
FHLB advances	—	235,000
Total short-term borrowings	$—	$491,000
The Company maintains federal fund lines of credit totaling $955.0 million as of March 31, 2019, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of March 31, 2019, there were no outstanding balances on the Company's lines of credit. As of December 31, 2018, outstanding balances on these federal fund lines of credit totaled $256.0 million.
The Company also maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2019, the Company had no FHLB overnight advances. At December 31, 2018, the Company had $235.0 million of FHLB overnight advances, with an interest rate of 2.56%.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which have an average rate of 0.15%. At March 31, 2019 and December 31, 2018, customer repurchase agreements totaled $15.1 million and $22.4 million, respectively.
As of March 31, 2019 and December 31, 2018, the Company had additional available credit with the FHLB of approximately $2.97 billion and $2.52 billion, respectively, and with the FRB of approximately $1.32 billion and $1.31 billion, respectively.
7. QUALIFYING DEBT
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $305.0 million and $299.4 million at March 31, 2019 and December 31, 2018, respectively.
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
The carrying value of junior subordinated debt was $69.0 million and $61.1 million as of March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate of all junior subordinated debt as of March 31, 2019 was 4.94%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 5.15% at December 31, 2018.

8. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period. Stock grants made to non-employee WAL directors in 2019 will be fully vested on July 1, 2019. The Company estimates the compensation expense for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2019 and 2018 was $20.7 million and $21.9 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For each of the three months ended March 31, 2019 and 2018, the Company recognized $4.3 million in stock-based compensation expense related to all restricted stock award grants.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three months ended March 31, 2019 and 2018, however expense is still being recognized for the grants made in 2017 as they also have a three-year vesting period. For the three months ended March 31, 2019, the Company recognized $0.5 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.6 million for the three months ended March 31, 2018.
Performance Stock Units
The Company grants members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three months ended March 31, 2019, the Company recognized $1.7 million in stock-based compensation expense related to these performance stock units, compared to $1.6 million for the three months ended March 31, 2018.
The three-year performance period for the 2016 grant ended on December 31, 2018, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management members were entitled to the maximum award of 202,776 shares, which was paid out in the first quarter of 2019.
Common Stock Repurchase
On December 12, 2018, the Company announced that it had adopted a common stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $250.0 million of its shares of common stock. During the three months ended March 31, 2019, the Company repurchased 940,915 shares of its common stock, representing approximately 1% of the Company's outstanding shares, pursuant to the repurchase plan. The shares were repurchased at a weighted average price of $40.30, for a total payment of $37.9 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. The Company purchased 173,007 treasury shares at a weighted average price of $45.66 per share and 180,867 treasury shares at a weighted average price of $59.02 per share during the three months ended March 31, 2019 and 2018, respectively.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)
Other comprehensive income (loss) before reclassifications	31,377	(18)	(5,928)	—	25,431
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive income (loss)	31,377	(18)	(5,928)	—	25,431
Balance, March 31, 2019	$(16,214)	$374	$7,505	$144	$(8,191)

Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive (loss) income before reclassifications	(38,914)	(11)	1,466	—	(37,459)
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive (loss) income	(38,914)	(11)	1,466	—	(37,459)
Balance, March 31, 2018	$(51,470)	$458	$9,206	$144	$(41,662)

(1)
As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.

During the three months ended March 31, 2019 and 2018, there were no amounts reclassified out of accumulated other comprehensive loss.
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
As of March 31, 2019, December 31, 2018, and March 31, 2018, the Company does not have any outstanding cash flow hedges.

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
Derivatives Not Designated in Hedge Relationships

Management also enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, and forward window contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades that the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate swaps are used to manage long-term interest rate risk.

As of March 31, 2019, derivatives not designated as hedging instruments were in a net asset position of $0.2 million, compared to a net asset position of $0.3 million at December 31, 2018 and March 31, 2018. For the three months ended March 31, 2019 and 2018, net changes in the fair value related to these derivative contracts totaled $1.2 million and $0.5 million, respectively, and are included as part of Foreign currency income in the Consolidated Income Statements.

As of March 31, 2019 and December 31, 2018, the following amounts are reflected in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	March 31, 2019		December 31, 2018
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$656,346	$33,123	$650,428	$23,039
Qualifying debt	(305,002)	14,222	(299,401)	19,691

(1)	Included in the carrying value of the hedged assets/(liabilities).

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of March 31, 2019, December 31, 2018, and March 31, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	March 31, 2019			December 31, 2018			March 31, 2018
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$961,493	$987	$48,332	$965,705	$2,162	$44,892	$989,379	$3,533	$42,789
Total	961,493	987	48,332	965,705	2,162	44,892	989,379	3,533	42,789
Netting adjustments (1)	—	987	987	—	2,162	2,162	—	3,493	3,493
Net derivatives in the balance sheet	$961,493	$—	$47,345	$965,705	$—	$42,730	$989,379	$40	$39,296

Derivatives not designated as hedging instruments:
Foreign currency contracts	$42,113	$715	$511	$49,690	$454	$201	$90,855	$684	$394
Interest rate swaps	2,348	12	12	2,378	27	27	36,840	1,170	1,170
Total	$44,461	$727	$523	$52,068	$481	$228	$127,695	$1,854	$1,564

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $48.3 million at March 31, 2019, $44.9 million at December 31, 2018, and $40.1 million at March 31, 2018.

The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$987	$1,411	$2,515
Collateral posted by this counterparty	—	—	—
Derivative liability with this counterparty	32,250	23,906	20,624
Collateral pledged to this counterparty	40,035	25,761	29,719
Net exposure after netting adjustments and collateral	$—	$—	$—
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of March 31, 2019, December 31, 2018, and March 31, 2018 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $47.3 million, $42.7 million, and $39.3 million, respectively. As of March 31, 2019, the Company was in an over-collateralized net position of $14.2 million after considering $62.5 million of collateral held in the form of cash and securities. As of December 31, 2018 and March 31, 2018, the Company was in an over-collateralized position of $7.6 million and $12.1 million, respectively.
11. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Weighted average shares - basic	104,033	104,530
Dilutive effect of stock awards	442	794
Weighted average shares - diluted	104,475	105,324
Net income	$120,796	$100,900
Earnings per share - basic	1.16	0.97
Earnings per share - diluted	1.16	0.96
The Company had no anti-dilutive stock options outstanding at each of the periods ended March 31, 2019 and 2018.

12. INCOME TAXES
The effective tax rate was 17.45% and 17.10% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate from the three months ended March 31, 2018 is due primarily to an increase in pre-tax book income and a smaller benefit from the excess stock compensation deduction.
As of March 31, 2019, the net deferred tax asset was $22.3 million, a decrease of $9.7 million from December 31, 2018. This overall decrease in the net deferred tax asset was primarily the result of an increase in the fair market value of AFS securities.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $22.3 million at March 31, 2019 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2019 and December 31, 2018, the Company had a $2.4 million deferred tax valuation allowance related to net capital loss carryovers.
As of March 31, 2019, the Company’s gross federal NOL carryovers after current year-to-date utilization, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $47.4 million for which an ending deferred tax asset of $5.8 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining. The Company also has varying gross amounts of state NOL carryovers, with the most significant in Arizona. The ending gross Arizona NOL carryovers totaled approximately $5.0 million after current year-to-date utilization. A deferred tax asset of $0.3 million has been recorded to reflect the expected benefit of all state NOL carryovers remaining.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC total $332.0 million and $342.4 million as of March 31, 2019 and December 31, 2018, respectively. Unfunded LIHTC obligations are included as part of other liabilities in the Consolidated Balance Sheets and total $147.3 million and $171.7 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, $10.1 million and $8.1 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $864,740 at March 31, 2019 and $770,114 at December 31, 2018	$8,197,452	$7,556,741
Credit card commitments and financial guarantees	251,675	237,312
Standby letters of credit, including unsecured letters of credit of $16,336 at March 31, 2019 and $21,879 at December 31, 2018	262,320	390,161
Total	$8,711,447	$8,184,214
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $9.2 million and $8.2 million as of March 31, 2019 and December 31, 2018, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2019 and December 31, 2018, CRE related loans accounted for approximately 49% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 35% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2019 and December 31, 2018, respectively.
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
For the three months ended March 31, 2019 and 2018, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Unrealized gains/(losses)	$(7,862)	$1,944
Changes included in OCI, net of tax	(5,928)	1,466
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
Independent pricing service: The Company's independent pricing service provides pricing information on the majority of the Company's Level 1 and 2 AFS securities. For a small subset of securities, other pricing sources are used, including observed prices on publicly-traded securities and dealer quotes. Management independently evaluates the fair value measurements received from the Company's third party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management selects a sample of investment securities and compares the values provided by its primary third party pricing service to the market values obtained from secondary sources, including other pricing services and safekeeping statements, and evaluates those with notable variances.  In instances where there are discrepancies in pricing from various sources and management expectations, management may manually price securities using currently observed market data to determine whether they can develop similar prices or may utilize bid information from broker dealers. Any remaining discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and/or the Company’s other valuation advisors.
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
	(in thousands)
March 31, 2019
Assets:
Available-for-sale debt securities
CDO	$—	$15,026	$—	$15,026
Commercial MBS issued by GSEs	—	99,099	—	99,099
Corporate debt securities	5,142	91,900	—	97,042
Private label residential MBS	—	935,347	—	935,347
Residential MBS issued by GSEs	—	1,492,236	—	1,492,236
Tax-exempt	—	536,990	—	536,990
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	38,901	—	38,901
U.S. treasury securities	—	989	—	989
Total AFS debt securities	$5,142	$3,239,105	$—	$3,244,247
Equity securities
CRA investments	$51,614	$—	$—	$51,614
Preferred stock	66,391	—	—	66,391
Total equity securities	$118,005	$—	$—	$118,005
Derivative assets (1)	$—	$1,714	$—	$1,714
Liabilities:
Junior subordinated debt (2)	$—	$—	$56,546	$56,546
Derivative liabilities (1)	—	48,855	—	48,855

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 10. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $33,123 and the net carrying value of subordinated debt is increased by $14,222 as of March 31, 2019 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2018
Assets:
Available-for-sale debt securities
CDO	$—	$15,327	$—	$15,327
Commercial MBS issued by GSEs	—	100,106	—	100,106
Corporate debt securities	—	99,380	—	99,380
Private label residential MBS	—	924,594	—	924,594
Residential MBS issued by GSEs	—	1,530,124	—	1,530,124
Tax-exempt	—	538,668	—	538,668
Trust preferred securities	—	28,617	—	28,617
U.S. government sponsored agency securities	—	38,188	—	38,188
U.S. treasury securities	—	1,984	—	1,984
Total AFS debt securities	$—	$3,276,988	$—	$3,276,988
Equity securities
CRA investments	$51,142	$—	$—	$51,142
Preferred stock	63,919	—	—	63,919
Total equity securities	$115,061	$—	$—	$115,061
Derivative assets (1)	$—	$2,643	$—	$2,643
Liabilities:
Junior subordinated debt (2)	$—	$—	$48,684	$48,684
Derivative liabilities (1)	—	45,120	—	45,120

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

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three months ended March 31, 2019 and 2018, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$(48,684)	$(56,234)
Change in fair value (1)	(7,862)	1,944
Ending balance	$(56,546)	$(54,290)

(1)
Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(5.9) million and $1.5 million for three months ended March 31, 2019 and 2018, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$56,546	Discounted cash flow	Implied credit rating of the Company	6.65%

	December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$48,684	Discounted cash flow	Implied credit rating of the Company	7.82%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2019 and December 31, 2018 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
As of March 31, 2019, the Company estimates the discount rate at 6.65%, which represents an implied credit spread of 4.05% plus three-month LIBOR (2.60%). As of December 31, 2018, the Company estimated the discount rate at 7.82%, which was a 5.01% credit spread plus three-month LIBOR (2.81%).
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2019;
Impaired loans with specific valuation allowance	$3,887	$—	$—	$3,887
Impaired loans without specific valuation allowance (1)	122,723	—	—	122,723
Other assets acquired through foreclosure	17,707	—	—	17,707
As of December 31, 2018:
Impaired loans with specific valuation allowance	$305	$—	$—	$305
Impaired loans without specific valuation allowance (1)	91,821	—	—	91,821
Other assets acquired through foreclosure	17,924	—	—	17,924

(1)	Net of loan balances with charge-offs of $15.4 million and $19.4 million as of March 31, 2019 and December 31, 2018, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$126,610	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	17,707	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$92,126	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	17,924	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $126.6 million and $92.1 million at March 31, 2019 and December 31, 2018, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $5.2 million and $1.0 million at March 31, 2019 and December 31, 2018, respectively, which was reduced by a specific valuation allowance of $1.4 million and $0.7 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $17.7 million and $17.9 million of such assets at March 31, 2019 and December 31, 2018, respectively.
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
For the three months ended March 31, 2019 and 2018, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of March 31, 2019 and 2018.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Federal funds sold	$290,000	$—	$290,000	$—	$290,000
Investment securities:
HTM	310,865	—	331,083	—	331,083
AFS	3,244,247	5,142	3,239,105	—	3,244,247
Equity	118,005	118,005	—	—	118,005
Derivative assets	1,714	—	1,714	—	1,714
Loans, net	17,961,761	—	17,344,300	126,610	17,470,910
Accrued interest receivable	98,128	—	98,128	—	98,128
Financial liabilities:
Deposits	$20,208,740	$—	$20,225,997	$—	$20,225,997
Customer repurchase agreements	15,141	—	15,141	—	15,141
Qualifying debt	373,996	—	332,988	67,730	400,718
Derivative liabilities	48,855	—	48,855	—	48,855
Accrued interest payable	15,853	—	15,853	—	15,853

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$302,905	$—	$298,648	$—	$298,648
AFS	3,276,988	—	3,276,988	—	3,276,988
Equity securities	115,061	115,061	—	—	115,061
Derivative assets	2,643	—	2,643	—	2,643
Loans, net	17,557,912	—	16,857,852	92,126	16,949,978
Accrued interest receivable	101,275	—	101,275	—	101,275
Financial liabilities:
Deposits	$19,177,447	$—	$19,188,216	$—	$19,188,216
Customer repurchase agreements	22,411	—	22,411	—	22,411
Other borrowings	491,000	—	491,000	—	491,000
Qualifying debt	360,458	—	323,572	57,924	381,496
Derivative liabilities	45,120	—	45,120	—	45,120
Accrued interest payable	20,463	—	20,463	—	20,463

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2019 and December 31, 2018 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at March 31, 2019 and December 31, 2018.

15. SEGMENTS
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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2019	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,525.0	$2.3	$9.1	$2.0	$1.9
Loans, net of deferred loan fees and costs	18,116.7	3,653.9	2,069.4	2,249.8	1,197.2
Less: allowance for credit losses	(155.0)	(31.9)	(18.3)	(20.1)	(9.4)
Total loans	17,961.7	3,622.0	2,051.1	2,229.7	1,187.8
Other assets acquired through foreclosure, net	17.7	0.7	13.9	—	—
Goodwill and other intangible assets, net	298.8	—	23.2	—	155.3
Other assets	989.6	47.6	58.4	15.2	24.3
Total assets	$23,792.8	$3,672.6	$2,155.7	$2,246.9	$1,369.3
Liabilities:
Deposits	$20,208.7	$5,319.9	$4,006.8	$2,793.8	$2,008.7
Borrowings and qualifying debt	374.0	—	—	—	—
Other liabilities	489.5	11.6	12.0	0.5	13.4
Total liabilities	21,072.2	5,331.5	4,018.8	2,794.3	2,022.1
Allocated equity:	2,720.6	447.7	283.1	260.5	298.9
Total liabilities and stockholders' equity	$23,792.8	$5,779.2	$4,301.9	$3,054.8	$2,321.0
Excess funds provided (used)	—	2,106.6	2,146.2	807.9	951.7

Income Statement:
Three Months Ended March 31, 2019	(in thousands)
Net interest income	$247,336	$55,226	$39,096	$30,477	$23,033
Provision for (recovery of) credit losses	3,500	161	533	733	(719)
Net interest income after provision for credit losses	243,836	55,065	38,563	29,744	23,752
Non-interest income	15,410	1,521	2,573	1,001	2,220
Non-interest expense	(112,914)	(22,248)	(15,781)	(14,583)	(13,490)
Income (loss) before income taxes	146,332	34,338	25,355	16,162	12,482
Income tax expense (benefit)	25,536	8,584	5,325	4,525	3,495
Net income	$120,796	$25,754	$20,030	$11,637	$8,987

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At March 31, 2019
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,509.7
Loans, net of deferred loan fees and costs	209.4	1,561.7	1,057.3	1,564.9	4,549.0	4.1
Less: allowance for credit losses	(1.9)	(14.8)	(8.4)	(9.5)	(40.7)	—
Total loans	207.5	1,546.9	1,048.9	1,555.4	4,508.3	4.1
Other assets acquired through foreclosure, net	—	—	—	—	—	3.1
Goodwill and other intangible assets, net	—	—	120.2	0.1	—	—
Other assets	0.9	12.5	6.4	7.7	58.8	757.8
Total assets	$208.4	$1,559.4	$1,175.5	$1,563.2	$4,567.1	$5,274.7
Liabilities:
Deposits	$2,963.0	$—	$2,404.7	$—	$5.3	$706.5
Borrowings and qualifying debt	—	—	—	—	—	374.0
Other liabilities	2.0	34.0	—	(0.3)	60.9	355.4
Total liabilities	2,965.0	34.0	2,404.7	(0.3)	66.2	1,435.9
Allocated equity:	77.7	126.0	253.3	130.3	374.3	468.8
Total liabilities and stockholders' equity	$3,042.7	$160.0	$2,658.0	$130.0	$440.5	$1,904.7
Excess funds provided (used)	2,834.3	(1,399.4)	1,482.5	(1,433.2)	(4,126.6)	(3,370.0)

Income Statement:
Three Months Ended March 31, 2019	(in thousands)
Net interest income	$20,641	$3,423	$29,403	$12,944	$25,691	$7,402
Provision for (recovery of) credit losses	(27)	(41)	(917)	799	2,978	—
Net interest income after provision for credit losses	20,668	3,464	30,320	12,145	22,713	7,402
Non-interest income	96	—	3,362	—	657	3,980
Non-interest expense	(8,460)	(1,907)	(11,889)	(2,398)	(9,336)	(12,822)
Income (loss) before income taxes	12,304	1,557	21,793	9,747	14,034	(1,440)
Income tax expense (benefit)	2,830	358	5,012	2,242	3,228	(10,063)
Net income	$9,474	$1,199	$16,781	$7,505	$10,806	$8,623

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2018	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,259.7	$2.5	$10.9	$2.5	$3.0
Loans, net of deferred loan fees and costs	17,710.6	3,647.9	2,003.5	2,161.1	1,300.2
Less: allowance for credit losses	(152.7)	(30.7)	(18.7)	(19.8)	(10.7)
Total loans	17,557.9	3,617.2	1,984.8	2,141.3	1,289.5
Other assets acquired through foreclosure, net	17.9	0.8	13.9	—	—
Goodwill and other intangible assets, net	299.2	—	23.2	—	155.5
Other assets	974.8	46.9	57.8	14.2	23.9
Total assets	$23,109.5	$3,667.4	$2,090.6	$2,158.0	$1,471.9
Liabilities:
Deposits	$19,177.4	$5,090.2	$3,996.4	$2,347.5	$1,839.1
Borrowings and qualifying debt	851.5	—	—	—	—
Other liabilities	466.9	10.4	14.5	4.5	12.2
Total liabilities	20,495.8	5,100.6	4,010.9	2,352.0	1,851.3
Allocated equity:	2,613.7	441.0	277.4	242.9	304.1
Total liabilities and stockholders' equity	$23,109.5	$5,541.6	$4,288.3	$2,594.9	$2,155.4
Excess funds provided (used)	—	1,874.2	2,197.7	436.9	683.5

Income Statement:
Three Months Ended March 31, 2018	(in thousands)
Net interest income (expense)	$214,220	$54,555	$36,690	$27,802	$22,255
Provision for (recovery of) credit losses	6,000	1,434	(1,723)	729	1,548
Net interest income (expense) after provision for credit losses	208,220	53,121	38,413	27,073	20,707
Non-interest income	11,643	1,416	3,333	1,001	2,547
Non-interest expense	(98,149)	(21,504)	(14,084)	(13,646)	(12,503)
Income (loss) before income taxes	121,714	33,033	27,662	14,428	10,751
Income tax expense (benefit)	20,814	8,321	5,903	4,135	3,098
Net income	$100,900	$24,712	$21,759	$10,293	$7,653

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2018
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,240.8
Loans, net of deferred loan fees and costs	210.0	1,547.5	1,200.9	1,479.9	4,154.9	4.7
Less: allowance for credit losses	(1.9)	(14.2)	(10.0)	(8.5)	(38.2)	—
Total loans	208.1	1,533.3	1,190.9	1,471.4	4,116.7	4.7
Other assets acquired through foreclosure, net	—	—	—	—	—	3.2
Goodwill and other intangible assets, net	—	—	120.4	0.1	—	—
Other assets	0.9	20.1	6.3	7.2	37.1	760.4
Total assets	$209.0	$1,553.4	$1,317.6	$1,478.7	$4,153.8	$5,009.1
Liabilities:
Deposits	$2,607.2	$—	$2,559.0	$—	$—	$738.0
Borrowings and qualifying debt	—	—	—	—	—	851.5
Other liabilities	2.1	25.2	0.1	0.4	49.6	347.9
Total liabilities	2,609.3	25.2	2,559.1	0.4	49.6	1,937.4
Allocated equity:	70.7	123.9	268.7	122.3	340.0	422.7
Total liabilities and stockholders' equity	$2,680.0	$149.1	$2,827.8	$122.7	$389.6	$2,360.1
Excess funds provided (used)	2,471.0	(1,404.3)	1,510.2	(1,356.0)	(3,764.2)	(2,649.0)

Income Statement:
Three Months Ended March 31, 2018	(in thousands)
Net interest income (expense)	$15,359	$3,746	$22,821	$14,185	$18,811	$(2,004)
Provision for (recovery of) credit losses	47	(207)	1,651	1,236	1,285	—
Net interest income (expense) after provision for credit losses	15,312	3,953	21,170	12,949	17,526	(2,004)
Non-interest income	150	—	3,051	13	224	(92)
Non-interest expense	(7,803)	(2,174)	(9,833)	(2,206)	(5,662)	(8,734)
Income (loss) before income taxes	7,659	1,779	14,388	10,756	12,088	(10,830)
Income tax expense (benefit)	1,761	409	3,309	2,474	2,780	(11,376)
Net income	$5,898	$1,370	$11,079	$8,282	$9,308	$546

16. REVENUE FROM CONTRACTS WITH CUSTOMERS
ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company’s revenue streams including interest income, credit and debit card fees, income from equity investments including warrants and SBIC equity income, income from bank owned life insurance, foreign currency income, lending related income, and gains and losses on sales of investment securities are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, and success fees are within the scope of ASC 606.
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended March 31, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,412	$1,079	$1,915	$726	$890
Debit and credit card interchange (1)	1,865	337	376	173	971
Success fees (2)	435	—	—	—	—
Other income	119	9	23	9	26
Total revenue from contracts with customers	$7,831	$1,425	$2,314	$908	$1,887
Revenues outside the scope of ASC 606 (3)	7,579	96	259	93	333
Total non-interest income	$15,410	$1,521	$2,573	$1,001	$2,220

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended March 31, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$88	$—	$713	$—	$1	$—
Debit and credit card interchange (1)	8	—	—	—	—	—
Success fees (2)	—	—	435	—	—	—
Other income	—	—	—	—	38	14
Total revenue from contracts with customers	$96	$—	$1,148	$—	$39	$14
Revenues outside the scope of ASC 606 (3)	—	—	2,214	—	618	3,966
Total non-interest income	$96	$—	$3,362	$—	$657	$3,980

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended March 31, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,745	$917	$2,069	$738	$1,059
Debit and credit card interchange (1)	1,508	257	272	139	837
Success fees (2)	781	—	—	—	2
Other income	235	61	69	27	73
Total revenue from contracts with customers	$8,269	$1,235	$2,410	$904	$1,971
Revenues outside the scope of ASC 606 (3)	3,374	181	923	97	576
Total non-interest income	$11,643	$1,416	$3,333	$1,001	$2,547

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended March 31, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$146	$—	$815	$—	$—	$1
Debit and credit card interchange (1)	3	—	—	—	—	—
Success fees (2)	—	—	779	—	—	—
Other income	—	—	—	—	—	5
Total revenue from contracts with customers	$149	$—	$1,594	$—	$—	$6
Revenues outside the scope of ASC 606 (3)	1	—	1,457	13	224	(98)
Total non-interest income	$150	$—	$3,051	$13	$224	$(92)

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of March 31, 2019. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.4 million at each of the periods ended March 31, 2019 and December 31, 2018 and are presented in Other assets in the Consolidated Balance Sheets.

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.

This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact the real estate market; 3) high concentration of commercial real estate and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) recent changes to FASB accounting standards and the impact on the recognition of credit losses; 6) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 7) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 8) exposure of financial instruments to certain market risks may increase the volatility of earnings and AOCI; 9) dependence on low-cost deposits; 10) ability to borrow from the FHLB or the FRB; 11) perpetration of fraud; 12) information security breaches; 13) reliance on third parties to provide key components of the Company's infrastructure; 14) a change in the Company's creditworthiness; 15) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 16) expansion strategies may not be successful; 17) risks associated with new lines of businesses or new products and services within existing lines of business; 18) the Company's ability to compete in a highly competitive market; 19) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 20) inadequate or ineffective risk management practices and internal controls and procedures; 21) the Company's ability to adapt to technological change; 22) exposure to natural and manmade disasters in markets that the Company operates; 23) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 24) failure to comply with state and federal banking agency laws and regulations; 25) uncertainty about the future of LIBOR, changes in interest rates, and increased rate competition; 26) exposure to environmental liabilities related to the properties to which the Company acquires title; and 27) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

Financial Results Highlights for the First Quarter of 2019
Effective for the first quarter 2019, annualized performance metrics are calculated on an actual/actual basis, from a previous 30/360 basis as management believes that this change results in quarterly results that are more comparable. Prior period amounts have been restated to conform to the current presentation.

•	Net income of $120.8 million, compared to $100.9 million for the first quarter 2018

•	Diluted earnings per share of $1.16, compared to $0.96 per share for the first quarter 2018

•	Total loans of $18.12 billion, up $406.1 million from December 31, 2018

•	Total deposits of $20.21 billion, up $1.03 billion from December 31, 2018

•	Net interest margin of 4.71%, compared to 4.66% in the first quarter 2018

•
Net operating revenue of $259.9 million, an increase of 14.5%, or $33.0 million, compared to the first quarter 2018, and an increase in operating non-interest expenses of 13.5%, or $13.4 million, compared to the first quarter 2018[1]

•	Operating PPNR of $147.1 million, up 15.3% from $127.6 million in the first quarter 2018[1]

•	Efficiency ratio of 42.0% in the first quarter 2019, compared to 42.4% in the first quarter 2018

•	Operating efficiency ratio of 42.4% in the first quarter 2019, compared to 42.7% in the first quarter 2018[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.26% of total assets, from 0.20% at December 31, 2018

•	Annualized net loan charge-offs to average loans outstanding of 0.03%, compared to 0.04% for the first quarter 2018

•	Tangible common equity ratio of 10.3%, compared to 9.8% at March 31, 2018[1]

•	Stockholders' equity of $2.72 billion, an increase of $106.9 million from December 31, 2018

•	Book value per common share of $26.04, an increase of 20.2% from $21.67 at March 31, 2018

•	Tangible book value per share, net of tax, of $23.20, an increase of $4.34 from $18.86 at March 31, 2018[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2019.

1 See Non-GAAP Financial Measures section beginning on page 62.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net income	$120,796	$100,900
Earnings per share - basic	1.16	0.97
Earnings per share - diluted	1.16	0.96
Return on average assets	2.12%	2.02%
Return on average tangible common equity (1)	20.49	20.74
Net interest margin	4.71	4.66

(1)	See Non-GAAP Financial Measures section beginning on page 62.

	March 31, 2019	December 31, 2018
	(in thousands)
Total assets	$23,792,846	$23,109,486
Total loans, net of deferred loan fees and costs	18,116,748	17,710,629
Total deposits	20,208,740	19,177,447
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

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Non-accrual loans	$43,887	$27,746
Non-performing assets	114,082	82,722
Non-accrual loans to gross loans	0.24%	0.16%
Net charge-offs to average loans outstanding (1)	0.03	0.06

(1)	Annualized on an actual/actual basis for the three months ended March 31, 2019. Actual year-to-date for the year ended December 31, 2018.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $23.79 billion at March 31, 2019 from $23.11 billion at December 31, 2018. The increase in total assets of $683.4 million, or 3.0%, relates primarily to loan growth. Total loans increased by $406.1 million, or 2.3%, to $18.12 billion as of March 31, 2019, compared to $17.71 billion as of December 31, 2018. The increase in loans from December 31, 2018 was driven by residential real estate loans of $257.2 million, construction and land development loans of $148.8 million, and CRE non-owner occupied loans of $90.8 million. These increases were partially offset by decreases in CRE owner-occupied loans of $40.0 million and commercial and industrial loans of $38.9 million. Total deposits increased $1.03 billion, or 5.4%, to $20.21 billion as of March 31, 2019 from $19.18 billion as of December 31, 2018.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$291,168	$234,697	$56,471
Interest expense	43,832	20,477	23,355
Net interest income	247,336	214,220	33,116
Provision for credit losses	3,500	6,000	(2,500)
Net interest income after provision for credit losses	243,836	208,220	35,616
Non-interest income	15,410	11,643	3,767
Non-interest expense	112,914	98,149	14,765
Income before provision for income taxes	146,332	121,714	24,618
Income tax expense	25,536	20,814	4,722
Net income	$120,796	$100,900	$19,896
Earnings per share - basic	$1.16	$0.97	$0.19
Earnings per share - diluted	$1.16	$0.96	$0.20
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

The following table shows the components of operating PPNR for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total non-interest income	$15,410	$11,643
Less:
Unrealized gains (losses) on assets measured at fair value, net (1)	2,834	(1,074)
Total operating non-interest income	12,576	12,717
Plus: net interest income	247,336	214,220
Net operating revenue	$259,912	$226,937
Total non-interest expense	$112,914	$98,149
Less:
Net loss (gain) on sales / valuations of repossessed and other assets (1)	97	(1,228)
Total operating non-interest expense	$112,817	$99,377
Operating pre-provision net revenue (2)	$147,095	$127,560
Plus:
Revenue adjustments	2,834	(1,074)
Less:
Provision for credit losses	3,500	6,000
Expense adjustments	97	(1,228)
Income before provision for income taxes	146,332	121,714
Income tax expense	25,536	20,814
Net income	$120,796	$100,900

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-operational items.

(2)	There were no adjustments made for non-recurring items during the three months ended March 31, 2019 and 2018.
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Total operating non-interest expense	$112,817	$99,377

Divided by:
Total net interest income	$247,336	$214,220
Plus:
Tax equivalent interest adjustment	6,094	5,727
Operating non-interest income	12,576	12,717
Net operating revenue - TEB	$266,006	$232,664

Operating efficiency ratio - TEB	42.4%	42.7%

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

	March 31, 2019	December 31, 2018
	(dollars and shares in thousands)
Total stockholders' equity	$2,720,620	$2,613,734
Less: goodwill and intangible assets	298,768	299,155
Total tangible stockholders' equity	2,421,852	2,314,579
Plus: deferred tax - attributed to intangible assets	2,183	1,885
Total tangible common equity, net of tax	$2,424,035	$2,316,464

Total assets	$23,792,846	$23,109,486
Less: goodwill and intangible assets, net	298,768	299,155
Tangible assets	23,494,078	22,810,331
Plus: deferred tax - attributed to intangible assets	2,183	1,885
Total tangible assets, net of tax	$23,496,261	$22,812,216

Tangible common equity ratio	10.3%	10.2%
Common shares outstanding	104,483	104,949
Book value per share	$26.04	$24.90
Tangible book value per share, net of tax	23.20	22.07

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

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,720,620	$2,613,734
Less:
Non-qualifying goodwill and intangibles	296,496	296,769
Disallowed deferred tax asset	2,134	768
AOCI related adjustments	(15,695)	(47,055)
Unrealized gain on changes in fair value liabilities	7,490	13,432
Common Equity Tier 1	$2,430,195	$2,349,820
Divided by: Risk-weighted assets	$22,610,882	$21,983,976
Common Equity Tier 1 ratio	10.7%	10.7%

Common Equity Tier 1	$2,430,195	$2,349,820
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$2,511,695	$2,431,320
Divided by: Tangible average assets	$22,867,069	$22,204,799
Tier 1 leverage ratio	11.0%	10.9%

Total Capital:
Tier 1 capital	$2,511,695	$2,431,320
Plus:
Subordinated debt	304,903	305,131
Qualifying allowance for credit losses	154,987	152,717
Other	9,224	8,188
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$469,114	$466,036

Total capital	$2,980,809	$2,897,356

Total capital ratio	13.2%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$238,241	$242,101
Divided by:
Tier 1 capital	2,511,695	2,431,320
Plus: Allowance for credit losses	154,987	152,717
Total Tier 1 capital plus allowance for credit losses	$2,666,682	$2,584,037

Classified assets to Tier 1 capital plus allowance	8.9%	9.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$7,538,711	$109,089	6.03%	$6,580,935	$85,547	5.46%
CRE - non-owner-occupied	4,211,088	62,441	6.03	3,920,777	56,285	5.84
CRE - owner-occupied	2,327,495	30,084	5.35	2,241,787	28,551	5.28
Construction and land development	2,178,312	39,704	7.41	1,789,356	29,619	6.72
Residential real estate	1,391,109	16,567	4.83	425,267	5,280	5.04
Consumer	62,367	933	6.07	47,935	677	5.73
Total loans (1), (2), (3)	17,709,082	258,818	6.02	15,006,057	205,959	5.67
Securities:
Securities - taxable	2,762,640	20,336	2.99	2,875,345	19,149	2.70
Securities - tax-exempt	895,582	8,798	4.98	836,914	7,472	4.53
Total securities (1)	3,658,222	29,134	3.47	3,712,259	26,621	3.11
Other	450,837	3,216	2.89	425,667	2,117	2.02
Total interest earning assets	21,818,141	291,168	5.53	19,143,983	234,697	5.09
Non-interest earning assets
Cash and due from banks	162,167			142,356
Allowance for credit losses	(154,249)			(141,030)
Bank owned life insurance	170,480			168,070
Other assets	1,112,937			990,845
Total assets	$23,109,476			$20,304,224
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$2,495,848	$5,583	0.91%	$1,654,720	$1,380	0.34%
Savings and money market accounts	7,446,639	22,007	1.20	6,226,611	8,915	0.58
Time certificates of deposit	1,817,787	8,198	1.83	1,579,940	3,878	1.00
Total interest-bearing deposits	11,760,274	35,788	1.23	9,461,271	14,173	0.61
Short-term borrowings	315,755	1,939	2.49	351,616	1,335	1.54
Qualifying debt	363,044	6,105	6.82	368,849	4,969	5.46
Total interest-bearing liabilities	12,439,073	43,832	1.43	10,181,736	20,477	0.82
Interest cost of funding earning assets			0.82			0.43
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,555,584			7,510,614
Other liabilities	424,998			338,530
Stockholders’ equity	2,689,821			2,273,344
Total liabilities and stockholders' equity	$23,109,476			$20,304,224
Net interest income and margin (4)		$247,336	4.71%		$214,220	4.66%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $6.1 million and $5.7 million for the three months ended March 31, 2019 and 2018, respectively.

(2)
Included in the yield computation are net loan fees of $12.3 million and accretion on acquired loans of $2.8 million for the three months ended March 31, 2019, compared to $10.0 million and $5.7 million for the three months ended March 31, 2018, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2019 versus 2018
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$13,860	$9,682	$23,542
CRE - non-owner occupied	4,305	1,851	6,156
CRE - owner-occupied	1,108	425	1,533
Construction and land development	7,089	2,996	10,085
Residential real estate	11,502	(215)	11,287
Consumer	216	40	256
Total loans	38,080	14,779	52,859
Securities:
Securities - taxable	(830)	2,017	1,187
Securities - tax-exempt	576	750	1,326
Total securities	(254)	2,767	2,513
Other	180	919	1,099
Total interest income	38,006	18,465	56,471

Interest expense:
Interest-bearing transaction accounts	$1,882	$2,321	$4,203
Savings and money market	3,606	9,486	13,092
Time certificates of deposit	1,073	3,247	4,320
Short-term borrowings	(220)	824	604
Qualifying debt	(98)	1,234	1,136
Total interest expense	6,243	17,112	23,355

Net increase	$31,763	$1,353	$33,116

(1)	Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2019, interest income was $291.2 million, an increase of $56.5 million, or 24.1%, compared to $234.7 million for the three months ended March 31, 2018. This increase was primarily the result of a $2.70 billion increase in the average loan balance, which, together with the effect of the rising rate environment, drove a $52.9 million increase in loan interest income for the three months ended March 31, 2019. Interest income from investment securities increased by $2.5 million for the comparable period primarily due to an increase in interest rates from March 31, 2018. Average yield on interest earning assets increased to 5.53% for the three months ended March 31, 2019, compared to 5.09% for the same period in 2018, which was primarily the result of loan growth and increased yields on loans and investment securities, attributable to the rising interest rate environment.
For the three months ended March 31, 2019, interest expense was $43.8 million, an increase of $23.4 million, or 114.1%, compared to $20.5 million for the three months ended March 31, 2018. Interest expense on deposits increased $21.6 million for the same period as average interest-bearing deposits increased $2.30 billion, resulting in a 62 basis point increase in average cost of interest-bearing deposits. Interest expense on qualifying debt and short-term borrowings increased $1.1 million and $0.6 million, respectively, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to higher interest rates.
For the three months ended March 31, 2019, net interest income was $247.3 million, an increase of $33.1 million, or 15.5%, compared to $214.2 million for the three months ended March 31, 2018. The increase in net interest income reflects a $2.67 billion increase in average interest-earning assets, partially offset by an increase of $2.26 billion in average interest-bearing liabilities. The increase in net interest margin of 5 basis points to 4.71% is the result of increased yields on loans and investment securities, partially offset by higher deposit and funding costs for the three months ended March 31, 2019, compared to the same period in 2018.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended March 31, 2019, the provision for credit losses was $3.5 million compared to $6.0 million for the three months ended March 31, 2018. The decrease in the provision for credit losses was driven by loan mix. For the three months ended March 31, 2019, loan growth was driven by residential real estate loans, which carry a lower credit risk profile, compared to construction and land development and commercial and industrial loans, which were the drivers of loan growth for the three months ended March 31, 2018.
The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of March 31, 2019 and December 31, 2018, the allowance for credit losses on PCI loans was $0.1 million.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,412	$5,745	$(333)
Income from equity investments	2,009	1,460	549
Card income	1,841	1,972	(131)
Foreign currency income	1,095	1,202	(107)
Income from bank owned life insurance	981	928	53
Lending related income and gains (losses) on sale of loans, net	251	978	(727)
Unrealized gains (losses) on assets measured at fair value, net	2,834	(1,074)	3,908
Other income	987	432	555
Total non-interest income	$15,410	$11,643	$3,767
Total non-interest income for the three months ended March 31, 2019 compared to the same period in 2018, increased by $3.8 million, or 32.4%. The increase in non-interest income is due primarily to unrealized gains on assets measured at fair value of $2.8 million for the three months ended March 31, 2019, compared to an unrealized loss of $1.1 million for the three months ended March 31, 2018. Income from equity investments also increased $0.5 million from an increase in both warrant and SBIC income. These increases were partially offset by a decrease of $0.7 million in lending related income primarily related to $0.4 million in net losses on loan sales for the three months ended March 31, 2019, compared to net gains on loan sales of $0.7 million for the three months ended March 31, 2018.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$68,556	$62,133	$6,423
Occupancy	8,227	6,864	1,363
Legal, professional, and directors' fees	7,532	6,003	1,529
Data processing	6,332	5,207	1,125
Deposit costs	5,724	2,926	2,798
Insurance	2,809	3,869	(1,060)
Business development	2,085	1,728	357
Loan and repossessed asset expenses	2,006	583	1,423
Marketing	741	596	145
Card expense	634	942	(308)
Intangible amortization	387	398	(11)
Net loss (gain) on sales / valuations of repossessed and other assets	97	(1,228)	1,325
Other expense	7,784	8,128	(344)
Total non-interest expense	$112,914	$98,149	$14,765
Total non-interest expense for the three months ended March 31, 2019, compared to the same period in 2018, increased $14.8 million, or 15.0%. This increase primarily relates to salaries and employee benefits, deposit costs, and legal, professional, and directors' fees. Salaries and employee benefits have increased as the Company supports its continued growth. Full-time equivalent employees increased 3.5% from 1,713 at March 31, 2018, compared to 1,773 at March 31, 2019. Deposits costs consist of fees to Promontory Interfinancial Network and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the three months ended March 31, 2019, compared to the same period in 2018, primarily relates to an increase in deposit earnings credits paid to account holders. The increase in legal, professional, and directors' fees largely relates to an increase in consulting fees.
Income Taxes
The effective tax rate was 17.45% and 17.10% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate from the three months ended March 31, 2018 is due primarily to an increase in pre-tax book income and a smaller benefit from the excess stock compensation deduction.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2019	(in millions)
Loans, net of deferred loan fees and costs	$18,116.7	$3,653.9	$2,069.4	$2,249.8	$1,197.2
Deposits	20,208.7	5,319.9	4,006.8	2,793.8	2,008.7

At December 31, 2018
Loans, net of deferred loan fees and costs	$17,710.6	$3,647.9	$2,003.5	$2,161.1	$1,300.2
Deposits	19,177.4	5,090.2	3,996.4	2,347.5	1,839.1

	(in thousands)
Three Months Ended March 31, 2019
Pre-tax income	$146,332	$34,338	$25,355	$16,162	$12,482

Three Months Ended March 31, 2018
Pre-tax income	$121,714	$33,033	$27,662	$14,428	$10,751

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At March 31, 2019	(in millions)
Loans, net of deferred loan fees and costs	$209.4	$1,561.7	$1,057.3	$1,564.9	$4,549.0	$4.1
Deposits	2,963.0	—	2,404.7	—	5.3	706.5

At December 31, 2018
Loans, net of deferred loan fees and costs	$210.0	$1,547.5	$1,200.9	$1,479.9	$4,154.9	$4.7
Deposits	2,607.2	—	2,559.0	—	—	738.0

	(in thousands)
Three Months Ended March 31, 2019
Pre-tax income	$12,304	$1,557	$21,793	$9,747	$14,034	$(1,440)

Three Months Ended March 31, 2018
Pre-tax income	$7,659	$1,779	$14,388	$10,756	$12,088	$(10,830)

BALANCE SHEET ANALYSIS
Total assets increased $683.4 million, or 3.0%, to $23.79 billion at March 31, 2019, compared to $23.11 billion at December 31, 2018. The increase in total assets relates primarily to organic loan growth. Loans increased $406.1 million, or 2.3%, to $18.12 billion at March 31, 2019, compared to $17.71 billion at December 31, 2018. The increase in loans from December 31, 2018 was driven by residential real estate loans of $257.2 million, construction and land development loans of $148.8 million, and CRE non-owner occupied loans of $90.8 million. These increases were partially offset by decreases in CRE owner-occupied loans of $40.0 million, commercial and industrial loans of $38.9 million, and consumer loans of $11.7 million.
Total liabilities increased $576.5 million, or 2.8%, to $21.07 billion at March 31, 2019, compared to $20.50 billion at December 31, 2018. The increase in liabilities is due primarily to an increase in total deposits of $1.03 billion, or 5.4%, to $20.21 billion, all of which is attributable to organic deposit growth. This increase was partially offset by a decrease of $491.0 million in overnight borrowings.
Total stockholders’ equity increased by $106.9 million, or 4.1%, to $2.72 billion at March 31, 2019, compared to $2.61 billion at December 31, 2018. The increase in stockholders' equity relates primarily to net income for the three months ended March 31, 2019 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI, partially offset by share repurchases.
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
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2019	December 31, 2018
	(in thousands)
Debt securities
CDO	$15,026	$15,327
Commercial MBS issued by GSEs	99,099	100,106
Corporate debt securities	97,042	99,380
Private label residential MBS	935,347	924,594
Residential MBS issued by GSEs	1,492,236	1,530,124
Tax-exempt	847,855	841,573
Trust preferred securities	28,617	28,617
U.S. government sponsored agency securities	38,901	38,188
U.S. treasury securities	989	1,984
Total debt securities	$3,555,112	$3,579,893

Equity securities
CRA investments	$51,614	$51,142
Preferred stock	66,391	63,919
Total equity securities	$118,005	$115,061

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$7,723,695	$7,762,642
Commercial real estate - non-owner occupied	4,304,261	4,213,428
Commercial real estate - owner occupied	2,285,340	2,325,380
Construction and land development	2,283,527	2,134,753
Residential real estate	1,461,561	1,204,355
Consumer	58,364	70,071
Loans, net of deferred loan fees and costs	18,116,748	17,710,629
Allowance for credit losses	(154,987)	(152,717)
Total loans HFI	$17,961,761	$17,557,912
Net deferred loan fees and costs as of March 31, 2019 and December 31, 2018 total $34.8 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.2 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $6.1 million and $7.1 million as of March 31, 2019 and December 31, 2018, respectively. Credit marks were $13.1 million and $14.6 million as of March 31, 2019 and December 31, 2018, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2019 and December 31, 2018, CRE related loans accounted for approximately 49% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 35% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2019 and December 31, 2018, respectively.
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
Total non-performing loans increased by $31.6 million, or 48.7%, at March 31, 2019 to $96.4 million from $64.8 million at December 31, 2018.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Total non-accrual loans (1)	$43,887	$27,746
Loans past due 90 days or more on accrual status	—	594
Accruing troubled debt restructured loans	52,488	36,458
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	96,375	64,798
Other impaired loans	47,023	47,454
Total impaired loans	$143,398	$112,252
Other assets acquired through foreclosure, net	$17,707	$17,924
Non-accrual loans to gross loans held for investment	0.24%	0.16%
Loans past due 90 days or more on accrual status to gross loans held for investment	—	0.00

(1)	Includes non-accrual TDR loans of $16.4 million and $8.0 million at March 31, 2019 and December 31, 2018, respectively.

Interest income received on non-accrual loans was $0.4 million for each of the three months ended March 31, 2019 and 2018. Interest income that would have been recorded under the original terms of non-accrual loans was $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	March 31, 2019			December 31, 2018
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$31,074	70.81%	0.17%	$15,090	54.39%	0.09%
Commercial real estate	1,000	2.28	0.01	—	—	—
Construction and land development	3,783	8.62	0.02	476	1.71	0.00
Residential real estate	7,914	18.03	0.04	11,939	43.03	0.07
Consumer	116	0.26	0.00	241	0.87	0.00
Total non-accrual loans	$43,887	100.00%	0.24%	$27,746	100.00%	0.16%

	March 31, 2019		December 31, 2018
	Nonaccrual Loans	Percent of Segment's Total Loans	Nonaccrual Loans	Percent of Segment's Total Loans
	(dollars in thousands)
Arizona	$5,332	0.15%	$8,312	0.23%
Nevada	5,730	0.28	6,374	0.32
Southern California	3,768	0.17	8,564	0.40
Northern California	14,643	1.22	4,255	0.33
Public & Nonprofit Finance	3,307	0.21	—	—
Technology and Innovation	10,991	1.04	—	—
Other NBLS	116	0.00	241	0.00
Total non-accrual loans	$43,887	0.24%	$27,746	0.16%
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
As of March 31, 2019 and December 31, 2018, the aggregate amount of loans classified as impaired was $143.4 million and $112.3 million, respectively. The total specific allowance for credit losses related to these loans was $1.4 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively. The Company had $52.5 million and $36.5 million in loans classified as accruing restructured loans at March 31, 2019 and December 31, 2018, respectively.

Impaired loans by segment at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Arizona	$32,217	$34,899
Nevada	48,973	33,860
Southern California	4,080	8,576
Northern California	15,314	4,928
Public & Nonprofit Finance	3,307	—
Technology & Innovation	39,391	29,748
Other NBLs	116	241
Total impaired loans	$143,398	$112,252
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	March 31, 2019
	Impaired Balance	Percent of Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$78,768	54.93%	0.43%	$297	21.89%	0.19%
Commercial real estate	20,453	14.26	0.11	—	—	—
Construction and land development	28,615	19.96	0.16	810	59.69	0.52
Residential real estate	15,417	10.75	0.09	250	18.42	0.16
Consumer	145	0.10	—	—	—	—
Total impaired loans	$143,398	100.00%	0.79%	$1,357	100.00%	0.88%

	December 31, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$63,896	56.92%	0.36%	$621	91.19%	0.41%
Commercial real estate	18,937	16.87	0.11	—	—	—
Construction and land development	9,403	8.38	0.05	—	—	—
Residential real estate	19,744	17.59	0.11	60	8.81	0.04
Consumer	272	0.24	0.00	—	—	—
Total impaired loans	$112,252	100.00%	0.63%	$681	100.00%	0.45%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$152,717	$140,050
Provision charged to operating expense:
Commercial and industrial	(4,217)	3,143
Commercial real estate	2,585	1,247
Construction and land development	3,515	1,695
Residential real estate	1,825	(102)
Consumer	(208)	17
Total Provision	3,500	6,000
Recoveries of loans previously charged-off:
Commercial and industrial	(477)	(459)
Commercial real estate	(453)	(126)
Construction and land development	(55)	(1,388)
Residential real estate	(93)	(250)
Consumer	(5)	(10)
Total recoveries	(1,083)	(2,233)
Loans charged-off:
Commercial and industrial	2,124	3,517
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	188	107
Consumer	1	—
Total charged-off	2,313	3,624
Net charge-offs	1,230	1,391
Balance at end of period	$154,987	$144,659
Net charge-offs to average loans outstanding	0.03%	0.04%
Allowance for credit losses to gross loans	0.86	0.93
Allowance for credit losses to gross organic loans	0.90	1.02

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
March 31, 2019
Allowance for credit losses	$77,254	$37,867	$26,083	$13,006	$777	$154,987
Percent of total allowance for credit losses	49.9%	24.4%	16.8%	8.4%	0.5%	100.0%
Percent of loan type to total loans	42.6	36.4	12.6	8.1	0.3	100.0
December 31, 2018
Allowance for credit losses	$83,118	$34,829	$22,513	$11,276	$981	$152,717
Percent of total allowance for credit losses	54.4%	22.8%	14.8%	7.4%	0.6%	100.0%
Percent of loan type to total loans	43.8	36.9	12.1	6.8	0.4	100.0
Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report for the year ended December 31, 2018. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing, and excluding acquired loans:

	March 31, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	94	$77,909	40.27%	0.43%
Commercial real estate	50	108,166	55.92	0.60
Construction and land development	5	6,921	3.58	0.04
Residential real estate	2	412	0.21	0.00
Consumer	2	40	0.02	0.00
Total	153	$193,448	100.00%	1.07%

	December 31, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	107	$125,585	62.37%	0.71%
Commercial real estate	42	71,116	35.32	0.40
Construction and land development	3	4,040	2.01	0.02
Residential real estate	1	527	0.26	0.00
Consumer	2	75	0.04	0.00
Total	155	$201,343	100.00%	1.13%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2019
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$19,979	$(2,055)	$17,924
Charitable contribution	(232)	114	(118)
Valuation adjustments, net	—	(99)	(99)
Balance, end of period	$19,747	$(2,040)	$17,707

	2018
Balance, beginning of period	$32,552	$(4,012)	$28,540
Transfers to other assets acquired through foreclosure, net	5,744	—	5,744
Proceeds from sale of other real estate owned and repossessed assets, net	(5,294)	9	(5,285)
Valuation adjustments, net	—	(47)	(47)
Gains (losses), net (1)	1,242	—	1,242
Balance, end of period	$34,244	$(4,050)	$30,194

(1)	There were zero and $1.0 million in net gains related to initial transfers to other assets during the three months ended March 31, 2019 and 2018, respectively.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $17.7 million, $17.9 million, and $30.2 million of such assets at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.
At March 31, 2019 and 2018, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 10 properties at March 31, 2019, compared to 11 at December 31, 2018, and 18 at March 31, 2018.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $8.9 million at March 31, 2019, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2019 and 2018, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of March 31, 2019, the net deferred tax asset was $22.3 million, a decrease of $9.7 million from December 31, 2018. This overall decrease in the net deferred tax asset was primarily the result of an increase in the fair market value of AFS securities.
At March 31, 2019 and December 31, 2018, the Company had a $2.4 million deferred tax valuation allowance related to net capital loss carryovers.

Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $20.21 billion at March 31, 2019, from $19.18 billion at December 31, 2018, an increase of $1.03 billion, or 5.4%. The increase in deposits is attributable to an increase across most deposit types, with the largest increases in savings and money market deposits of $467.6 million, time deposits of $396.3 million, and non-interest bearing deposits of $223.2 million from December 31, 2018, partially offset by a decrease in interest-bearing deposits of $55.9 million.
At March 31, 2019 and December 31, 2018, the Company also has $710.3 million and $718.2 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $2.79 billion and $2.29 billion at March 31, 2019 and December 31, 2018, respectively. The Company incurred $5.5 million and $2.7 million in deposit related costs during the three months ended March 31, 2019 and 2018, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2019		2018
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$2,495,848	0.91%	$1,654,720	0.34%
Savings and money market accounts	7,446,639	1.20	6,226,611	0.58
Time certificates of deposit	1,817,787	1.83	1,579,940	1.00
Total interest-bearing deposits	11,760,274	1.23	9,461,271	0.61
Non-interest-bearing demand deposits	7,555,584	—	7,510,614	—
Total deposits	$19,315,858	0.75%	$16,971,885	0.34%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2019, total short-term borrowed funds consist of customer repurchase agreements of $15.1 million. At December 31, 2018, total short-term borrowed funds consisted of federal funds purchased of $256.0 million, FHLB overnight advances of $235.0 million, and customer repurchase agreements of $22.4 million.
As of March 31, 2019 and December 31, 2018, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2019, the carrying value of qualifying debt was $374.0 million, compared to $360.5 million at December 31, 2018.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 13. Commitments and Contingencies" to the Unaudited Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The capital framework under Basel III became effective for the Company on January 1, 2015. Under the Basel III final rules, minimum requirements have increased for both the quantity and quality of capital held by the Company. The capital conservation buffer was established, and began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility requirements for regulatory capital instruments have been implemented under the final rules and the final rules also revise the definitions and calculations of Tier 1 capital, total capital, and risk-weighted assets.
As of March 31, 2019 and December 31, 2018, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
March 31, 2019
WAL	$2,980,809	$2,511,695	$22,610,882	$22,867,069	13.2%	11.1%	11.0%	10.7%
WAB	2,708,654	2,394,443	22,666,493	22,901,348	12.0	10.6	10.5	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2018
WAL	$2,897,356	$2,431,320	$21,983,976	$22,204,799	13.2%	11.1%	10.9%	10.7%
WAB	2,628,650	2,317,745	22,040,765	22,209,700	11.9	1.5	10.4	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	March 31, 2019
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks
Committed amounts	$261.0	$—
Uncommitted amounts	694.0	—
Total other lines with correspondent banks	$955.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2019 are presented in the following table:

March 31, 2019
(in millions)
FHLB:
Borrowing capacity	$3,150.1
Outstanding borrowings	—
Letters of credit	181.0
Total available credit	$2,969.1

FRB:
Borrowing capacity	$1,319.8
Outstanding borrowings	—
Total available credit	$1,319.8
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2019, there was $3.11 billion in liquid assets, comprised of $770.2 million in cash, cash equivalents, and federal funds sold and $2.34 billion in unpledged marketable securities. At December 31, 2018, the Company maintained $3.03 billion in liquid assets, comprised of $498.6 million of cash, cash equivalents, and money market investments, and $2.53 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2019, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2019 and 2018, net cash provided by operating activities was $151.3 million and $88.3 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the three months ended March 31, 2019 and 2018 was $385.5 million and $367.4 million, respectively. There was a net decrease in investment securities for the three months ended March 31, 2019 and 2018 of $63.4 million and $29.7 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2019 and 2018, net deposits increased $1.03 billion and $382.0 million, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2019, the Company has $323.6 million of CDARS and $660.9 million of ICS deposits.
As of March 31, 2019, the Company has $710.3 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2019, WAB paid dividends to the Parent of $40.0 million. Subsequent to March 31, 2019, WAB paid dividends to the Parent of $30.0 million.

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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2019, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At March 31, 2019, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company’s net interest income exposure in the down-rate scenario was not within the Company’s guideline of (5.0)%. The breach is the result of the increase in short-term interest rates over the past two years, resulting from fed funds rate increases. These rate increases have improved yields on floating-rate assets, while the Company’s deposit costs have not increased materially; thus in a current down-rate scenario, the Company will not see the full impact of a rate decrease on its deposit costs while it will see that impact on floating-rate assets. The Board and ALCO have accepted the breach and believe that as deposit costs increase over time, interest expense will be more sensitive in a down-rate scenario, dampening the Company’s overall net interest income sensitivity.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$1,095,269	$1,209,475	$1,334,788	$1,458,891	$1,583,245	$1,708,597
Interest Expense	143,884	191,537	243,275	295,011	346,741	398,465
Net Interest Income	$951,385	$1,017,938	$1,091,513	$1,163,880	$1,236,504	$1,310,132
% Change	(6.5)%		7.2%	14.3%	21.5%	28.7%
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
At March 31, 2019, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2019:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$24,364,198	$23,897,897	$23,399,623	$22,921,308	$22,486,388	$22,063,822
Liabilities	19,585,436	19,098,672	18,708,135	18,370,937	18,076,868	17,819,255
Net Present Value	$4,778,762	$4,799,225	$4,691,488	$4,550,371	$4,409,520	$4,244,567
% Change	(0.4)%		(2.2)%	(5.2)%	(8.1)%	(11.6)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2019 and December 31, 2018:
Outstanding Derivatives Positions

March 31, 2019			December 31, 2018
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,005,954	$(47,141)	15.7	$1,017,773	$(42,477)	15.8

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
There have not been any material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	(a)	(b)	( c)	(d)
	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2019 through 1/31/2019	99,757	$45.15	—	214,339,618
2/1/2019 through 2/28/2019	—	—	—	214,339,618
3/1/2019 through 3/31/2019	1,014,165	40.74	940,915	176,418,392
Total	1,113,922	$41.13	940,915	176,418,392

(1)
Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)
On December 12, 2018, the Company announced that it had adopted a common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250 million of its shares of common stock. The repurchase program will expire on December 31, 2019.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 10-K filed with the SEC on March 1, 2019.

3.2	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.3	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

10.1*	Employment Letter Agreement, dated February 1, 2018, by and between Barbara J. Kennedy and Western Alliance. ±

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.

**	Furnished herewith.

±	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

April 30, 2019	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Executive Officer

April 30, 2019	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman
Chief Financial Officer

April 30, 2019	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer