Form 10-Q
period 2019-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2019-08-01
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to __________

Commission file number: 001-32550

WESTERN ALLIANCE BANCORPORATION
(Exact name of registrant as specified in its charter)

Delaware	88-0365922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One E. Washington Street, Suite 1400	Phoenix	Arizona	85004
(Address of principal executive offices)			(Zip Code)
(602) 389-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	WAL	New York Stock Exchange
6.25% Subordinated Debentures due 2056	WALA	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, Western Alliance Bancorporation had 103,633,094 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFI	Held for Investment
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
APIC	Additional paid in capital	IRC	Internal Revenue Code
ASC	Accounting Standards Codification	ISDA	International Swaps and Derivatives Association
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Basel III	Banking Supervision's December 2010 final capital framework	LIHTC	Low-Income Housing Tax Credit
BOD	Board of Directors	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	NBL	National Business Lines
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
EPS	Earnings per share	PCI	Purchased Credit Impaired
EVE	Economic Value of Equity	PPNR	Pre-Provision Net Revenue
Exchange Act	Securities Exchange Act of 1934, as amended	ROU	Right of use
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SBIC	Small Business Investment Company
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SERP	Supplemental Executive Retirement Plan
FNMA	Federal National Mortgage Association	SERP	Supplemental Executive Retirement Plan
FRB	Federal Reserve Bank	SR	Supervision and Regulation Letters
FVO	Fair Value Option	TDR	Troubled Debt Restructuring
GAAP	U.S. Generally Accepted Accounting Principles	TEB	Tax Equivalent Basis
GNMA	Government National Mortgage Association	TRG	Transition Resource Group
GSE	Government-Sponsored Enterprise	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$181,045	$180,053
Interest-bearing deposits in other financial institutions	796,662	318,519
Federal funds sold	90,000	—
Cash, cash equivalents, and restricted cash	1,067,707	498,572
Money market investments	144	7
Investment securities - AFS, at fair value; amortized cost of $3,226,756 at June 30, 2019 and $3,339,888 at December 31, 2018	3,253,094	3,276,988
Investment securities - HTM, at amortized cost; fair value of $466,858 at June 30, 2019 and $298,648 at December 31, 2018	435,997	302,905
Investment securities - equity	114,689	115,061
Investments in restricted stock, at cost	66,217	66,132
Loans, net of deferred loan fees and costs	19,250,250	17,710,629
Less: allowance for credit losses	(160,409)	(152,717)
Net loans held for investment	19,089,841	17,557,912
Premises and equipment, net	123,084	119,474
Operating lease right of use asset	71,087	—
Other assets acquired through foreclosure, net	17,707	17,924
Bank owned life insurance	172,104	170,145
Goodwill	289,895	289,895
Other intangible assets, net	8,486	9,260
Deferred tax assets, net	9,319	31,990
Investments in LIHTC	321,543	342,381
Other assets	273,871	310,840
Total assets	$25,314,785	$23,109,486
Liabilities:
Deposits:
Non-interest-bearing demand	$8,677,288	$7,456,141
Interest-bearing	12,762,611	11,721,306
Total deposits	21,439,899	19,177,447
Customer repurchase agreements	13,921	22,411
Other borrowings	—	491,000
Qualifying debt	387,232	360,458
Operating lease liability	76,191	—
Other liabilities	546,278	444,436
Total liabilities	22,463,521	20,495,752
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 105,623,556 shares issued at June 30, 2019 and 106,741,870 at December 31, 2018	10	10
Treasury stock, at cost (1,969,432 shares at June 30, 2019 and 1,793,231 shares at December 31, 2018)	(61,134)	(53,083)
Additional paid in capital	1,372,037	1,417,724
Accumulated other comprehensive (loss)	26,381	(33,622)
Retained earnings	1,513,970	1,282,705
Total stockholders’ equity	2,851,264	2,613,734
Total liabilities and stockholders’ equity	$25,314,785	$23,109,486
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$270,349	$222,035	$529,167	$427,994
Investment securities	27,823	25,975	56,001	51,747
Dividends	1,530	2,197	3,163	3,675
Other	3,146	1,395	5,685	2,883
Total interest income	302,848	251,602	594,016	486,299
Interest expense:
Deposits	41,888	19,849	77,676	34,022
Other borrowings	33	1,936	1,310	3,262
Qualifying debt	6,008	5,695	12,113	10,664
Other	238	14	900	23
Total interest expense	48,167	27,494	91,999	47,971
Net interest income	254,681	224,108	502,017	438,328
Provision for credit losses	7,000	5,000	10,500	11,000
Net interest income after provision for credit losses	247,681	219,108	491,517	427,328
Non-interest income:
Service charges and fees	5,821	5,672	11,233	11,417
Card income	1,625	2,033	3,466	4,005
Foreign currency income	1,148	1,181	2,243	2,383
Income from bank owned life insurance	978	1,167	1,959	2,095
Income from equity investments	868	2,517	2,877	3,977
Lending related income and gains (losses) on sale of loans, net	553	1,047	804	2,025
Unrealized gains (losses) on assets measured at fair value, net	1,572	(685)	4,406	(1,759)
Other income	1,653	512	2,640	944
Total non-interest income	14,218	13,444	29,628	25,087
Non-interest expense:
Salaries and employee benefits	65,794	61,785	134,350	123,918
Legal, professional, and directors' fees	11,105	7,946	18,637	13,949
Occupancy	7,761	7,401	15,988	14,265
Deposit costs	7,669	4,114	13,393	7,040
Data processing	6,793	5,586	13,468	10,793
Insurance	2,811	3,885	5,620	7,754
Loan and repossessed asset expenses	1,460	1,017	3,466	1,600
Business development	1,444	1,414	3,529	3,142
Marketing	1,057	1,146	1,798	1,742
Card expense	710	1,081	1,344	2,023
Intangible amortization	387	399	774	797
Net (gain) loss on sales / valuations of repossessed and other assets	(620)	(179)	(523)	(1,407)
Other expense	7,842	6,953	15,283	15,081
Total non-interest expense	114,213	102,548	227,127	200,697
Income before provision for income taxes	147,686	130,004	294,018	251,718
Income tax expense	24,750	25,325	50,286	46,139
Net income	$122,936	$104,679	$243,732	$205,579

Earnings per share:
Basic	$1.19	$1.00	$2.35	$1.97
Diluted	1.19	0.99	2.34	1.95
Weighted average number of common shares outstanding:
Basic	103,019	104,691	103,523	104,611
Diluted	103,501	105,420	103,985	105,372
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$122,936	$104,679	$243,732	$205,579
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(11,709), $3,387, $(21,931), $16,101, respectively	35,923	(10,389)	67,300	(49,303)
Unrealized (loss) gain on SERP, net of tax effect of $6, $4, $12, $6, respectively	(17)	(12)	(35)	(23)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $435, $(244), $2,369, $(722), respectively	(1,334)	748	(7,262)	2,214
Net other comprehensive income (loss)	34,572	(9,653)	60,003	(47,112)
Comprehensive income	$157,508	$95,026	$303,735	$158,467
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, March 31, 2018	105,861	$10	$1,431,460	$(46,469)	$(41,662)	$950,424	$2,293,763
Net income	—	—	—	—	—	104,679	104,679
Exercise of stock options	12	—	319	—	—	—	319
Restricted stock, performance stock units, and other grants, net	5	—	7,078	—	—	—	7,078
Restricted stock surrendered (1)	(2)	—	—	(4,502)	—	—	(4,502)
Other comprehensive income, net	—	—	—	—	(9,653)	—	(9,653)
Balance, June 30, 2018	105,876	$10	$1,438,857	$(50,971)	$(51,315)	$1,055,103	$2,391,684

Balance, March 31, 2019	104,483	$10	$1,390,569	$(60,983)	$(8,191)	$1,399,215	$2,720,620
Net income	—	—	—	—	—	122,936	122,936
Exercise of stock options	—	—	—	—	—	—	—
Restricted stock, performance stock unit, and other grants, net	(33)	—	7,251	—	—	—	7,251
Restricted stock surrendered (1)	(3)	—	—	(151)	—	—	(151)
Stock repurchase	(793)	—	(25,783)	—	—	(8,181)	(33,964)
Other comprehensive income, net	—	—	—	—	34,572	—	34,572
Balance, June 30, 2019	103,654	$10	$1,372,037	$(61,134)	$26,381	$1,513,970	$2,851,264

	Six Months Ended June 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (2)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	205,579	205,579
Exercise of stock options	21	—	534	—	—	—	534
Restricted stock, performance stock unit, and other grants, net	551	—	13,783	—	—	—	13,783
Restricted stock surrendered (1)	(183)	—	—	(10,798)	—	—	(10,798)
Other comprehensive income, net	—	—	—	—	(47,112)	—	(47,112)
Balance, June 30, 2018	105,876	$10	$1,438,857	$(50,971)	$(51,315)	$1,055,103	$2,391,684

Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734
Net income	—	—	—	—	—	243,732	243,732
Exercise of stock options	1	—	36	—	—	—	36
Restricted stock, performance stock units, and other grants, net	614	—	13,723	—	—	—	13,723
Restricted stock surrendered (1)	(176)	—	—	(8,051)	—	—	(8,051)
Stock repurchase	(1,734)	—	(59,446)	—	—	(12,467)	(71,913)
Other comprehensive income, net	—	—	—	—	60,003	—	60,003
Balance, June 30, 2019	103,654	$10	$1,372,037	$(61,134)	$26,381	$1,513,970	$2,851,264

(1)	Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.

(2)
As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$243,732	$205,579
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	10,500	11,000
Depreciation and amortization	8,798	6,815
Stock-based compensation	13,723	13,783
Deferred income taxes	3,117	(17,943)
Amortization of net premiums for investment securities	6,428	8,073
Amortization of tax credit investments	20,573	17,549
Amortization of operating lease right of use asset	2,585	—
Accretion of fair market value adjustments on loans acquired from business combinations	(7,413)	(10,806)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	927	950
Income from bank owned life insurance	(1,959)	(2,095)
Losses / (Gains) on:
Assets measured at fair value, net	(4,406)	1,759
Sale of loans	513	(1,443)
Other assets acquired through foreclosure, net	(627)	(1,390)
Valuation adjustments of other repossessed assets, net	99	33
Sale of premises, equipment, and other assets, net	5	(50)
Changes in:
Other assets	(27,439)	26,419
Other liabilities	61,124	(10,880)
Net cash provided by operating activities	$330,280	$247,353
Cash flows from investing activities:
Investment securities - AFS
Purchases	(123,848)	(86,316)
Principal pay downs and maturities	230,729	210,003
Investment securities - HTM
Purchases	(56,060)	(26,025)
Principal pay downs and maturities	4,660	489
Proceeds from sales	10,000	—
Equity securities carried at fair value
Purchases	(283)	(41,660)
Reinvestment of dividends	4,695	—
Purchase of investment tax credits	(38,607)	(32,631)
Purchase of SBIC investments	(3,137)	(1,351)
(Purchase) sale of money market investments, net	(137)	(5)
Proceeds from bank owned life insurance	—	1,112
(Purchase) liquidation of restricted stock, net	(85)	(171)
Loan fundings and principal collections, net	(1,463,570)	(968,748)
Purchase of premises, equipment, and other assets, net	(9,164)	(1,836)
Proceeds from sale of other real estate owned and repossessed assets, net	628	8,100
Net cash used in investing activities	$(1,444,179)	$(939,039)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,262,452	$1,114,996
Net (decrease) increase in borrowings	(499,490)	(322,995)
Proceeds from exercise of common stock options	36	534
Cash paid for tax withholding on vested restricted stock	(8,051)	(10,799)
Common stock repurchases	(71,913)	—
Net cash provided by financing activities	$1,683,034	$781,736
Net increase (decrease) in cash, cash equivalents, and restricted cash	569,135	90,050
Cash, cash equivalents, and restricted cash at beginning of period	498,572	416,768
Cash, cash equivalents, and restricted cash at end of period	$1,067,707	$506,818
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$90,507	$46,358
Income taxes, net of refunds	(26,994)	14,792
Non-cash operating, investing, and financing activity:
Transfers to other assets acquired through foreclosure, net	—	5,744
Unfunded commitments originated	97,552	58,639
Change in unrealized gain (loss) on AFS securities, net of tax	67,300	(49,303)
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(7,262)	2,214
Net increase (decrease) in unfunded obligations	43,500	99,980
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
Principles of consolidation
As of June 30, 2019, WAL has the following significant wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 and 2018 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three and six months ended June 30, 2019 or 2018.
Treasury shares
The Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Treasury shares are carried at cost.
Common Stock Repurchases
On December 11, 2018, the Company adopted its common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250 million of its shares of common stock. All shares repurchased under the plan are retired upon settlement. The Company has elected the method to allocate the excess of the repurchase price over the par value of its common stock between APIC and retained earnings, with the portion allocated to APIC limited to the amount of APIC that was recorded at the time that the shares were initially issued, on a last-in, first-out basis.
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
Off-balance sheet instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Financial Statements when they are funded. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheet. Losses could be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and, in certain instances, may be unconditionally cancelable. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2019 and 2018. The estimated fair value amounts for June 30, 2019 and 2018 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
The fair values of debt securities are primarily determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy. For a small subset of securities, other pricing sources are used, including observed prices on publicly-traded securities and dealer quotes.
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
Off-balance sheet instruments
The fair value of the Company’s off-balance sheet instruments (lending commitments and letters of credit) is based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and the counterparties’ credit standing.
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

Recent accounting pronouncements
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will coordinate and facilitate all phases of planning and implementation of the new guidance. The Company has completed its loan portfolio stratification, with methodologies for measuring expected credit losses that include a combination of third-party vended models, internally-developed models, and simplified approaches and the Company is substantially complete with respect to model validation efforts, subject to addressing matters identified. In addition, the Company has completed three quarterly pre-production runs and in the remaining six months prior to the adoption of ASU 2016-13 will be addressing model findings and finalizing internal control design. The implementation team is also in the process of finalizing the Company's accounting policies, governance processes, and other related CECL impacts.
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
In April 2019, the FASB issued guidance within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in ASU 2019-04 clarify or correct the guidance in these Topics. With respect to Topic 326, ASU 2019-04 addresses a number of issues as it relates to the CECL standard including consideration of accrued interest, recoveries, variable-rate financial instruments, prepayments, extension and renewal options, among other things, in the measurement of expected credit losses. The amendments to Topic 326 have the same effective dates as ASU 2016-13 and the Company is currently evaluating the potential impact of these amendments on the Company’s Consolidated Financial Statements. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies issues related to partial-term hedges, hedged debt securities, and transitioning from a quantitative method of assessing hedge effectiveness to a more simplified method. The Company does not have partial-term hedges or any hedged debt securities and the transition issues discussed in the ASU 2019-04 are not applicable to the Company. Accordingly, the amendments to Topic 815 will not have an impact on the Company's Consolidated Financial Statements. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements, and which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.
In May 2019, the FASB issued guidance within ASU 2019-05, Financial Instruments - Credit Losses, to provide entities with an option to irrevocably elect the fair value option for eligible financial assets measured at amortized cost. The election is to be applied on an instrument-by-instrument basis upon adoption of Topic 326 and is not available for either AFS or HTM debt securities. The amendments in ASU 2019-05 should be applied on a modified-retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the date that an entity adopts the amendments in ASU 2016-13, which will be on January 1, 2020. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As of June 30, 2019, the Company does not hold these types of securities, therefore, adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$435,997	$30,861	$—	$466,858

Available-for-sale debt securities
CDO	$50	$14,976	$—	$15,026
Commercial MBS issued by GSEs	102,444	758	(2,361)	100,841
Corporate debt securities	105,022	123	(6,817)	98,328
Municipal securities	7,488	265	—	7,753
Private label residential MBS	949,699	5,605	(5,542)	949,762
Residential MBS issued by GSEs	1,446,679	10,381	(3,744)	1,453,316
Tax-exempt	541,879	20,023	(172)	561,730
Trust preferred securities	32,000	—	(7,061)	24,939
U.S. government sponsored agency securities	40,000	—	(95)	39,905
U.S. treasury securities	1,495	2	(3)	1,494
Total AFS debt securities	$3,226,756	$52,133	$(25,795)	$3,253,094

Equity securities
CRA investments	$52,516	$—	$(375)	$52,141
Preferred stock	60,871	1,964	(287)	62,548
Total equity securities	$113,387	$1,964	$(662)	$114,689

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$302,905	$3,163	$(7,420)	$298,648

Available-for-sale debt securities
CDO	$50	$15,277	$—	$15,327
Commercial MBS issued by GSEs	106,385	82	(6,361)	100,106
Corporate debt securities	105,029	—	(5,649)	99,380
Private label residential MBS	948,161	945	(24,512)	924,594
Residential MBS issued by GSEs	1,564,181	1,415	(35,472)	1,530,124
Tax-exempt	542,086	4,335	(7,753)	538,668
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	40,000	—	(1,812)	38,188
U.S. treasury securities	1,996	—	(12)	1,984
Total AFS debt securities	$3,339,888	$22,054	$(84,954)	$3,276,988

Equity securities
CRA investments	$52,210	$—	$(1,068)	$51,142
Preferred stock	65,954	148	(2,183)	63,919
Total equity securities	$118,164	$148	$(3,251)	$115,061

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
At June 30, 2019 and December 31, 2018, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of AFS securities in an unrealized loss position at June 30, 2019 is 154, compared to 373 at December 31, 2018. The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three and six months ended June 30, 2019 and 2018. The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$2,361	$79,102	$2,361	$79,102
Corporate debt securities	—	—	6,817	93,183	6,817	93,183
Private label residential MBS	—	12,818	5,542	469,802	5,542	482,620
Residential MBS issued by GSEs	57	17,116	3,687	446,947	3,744	464,063
Tax-exempt	172	37,111	—	—	172	37,111
Trust preferred securities	—	—	7,061	24,939	7,061	24,939
U.S. government sponsored agency securities	—	—	95	34,905	95	34,905
U.S. treasury securities	—	—	3	995	3	995
Total AFS securities	$229	$67,045	$25,566	$1,149,873	$25,795	$1,216,918

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$3,868	$91,095	$3,552	$69,991	$7,420	$161,086

Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$6,361	$98,275	$6,361	$98,275
Corporate debt securities	16	5,013	5,633	94,367	5,649	99,380
Private label residential MBS	5,173	217,982	19,339	537,316	24,512	755,298
Residential MBS issued by GSEs	1,363	141,493	34,109	1,215,490	35,472	1,356,983
Tax-exempt	3,562	209,767	4,191	72,382	7,753	282,149
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	—	—	1,812	38,188	1,812	38,188
U.S. treasury securities	—	—	12	1,984	12	1,984
Total AFS securities	$10,114	$574,255	$74,840	$2,086,619	$84,954	$2,660,874

The amortized cost and fair value of securities as of June 30, 2019, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2019
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$10,100	$10,139
After one year through five years	24,940	25,714
After ten years	400,957	431,005
Total HTM securities	$435,997	$466,858

Available-for-sale
Due in one year or less	$3,781	$3,789
After one year through five years	16,012	16,173
After five years through ten years	209,275	203,657
After ten years	498,866	525,556
Mortgage-backed securities	2,498,822	2,503,919
Total AFS securities	$3,226,756	$3,253,094

The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$435,997	$435,997
Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,026	$—	$15,026
Commercial MBS issued by GSEs	—	100,841	—	—	—	—	—	100,841
Corporate debt securities	—	—	—	65,244	33,084	—	—	98,328
Municipal securities	—	—	—	—	—	—	7,753	7,753
Private label residential MBS	926,847	—	20,454	256	881	1,324	—	949,762
Residential MBS issued by GSEs	—	1,453,316	—	—	—	—	—	1,453,316
Tax-exempt	69,310	8,922	309,263	174,235	—	—	—	561,730
Trust preferred securities	—	—	—	—	24,939	—	—	24,939
U.S. government sponsored agency securities	—	39,905	—	—	—	—	—	39,905
U.S. treasury securities	—	1,494	—	—	—	—	—	1,494
Total AFS securities	$996,157	$1,604,478	$329,717	$239,735	$58,904	$16,350	$7,753	$3,253,094

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$26,766	$52,141
Preferred stock	—	—	—	—	48,975	4,030	9,543	62,548
Total equity securities	$—	$25,375	$—	$—	$48,975	$4,030	$36,309	$114,689
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$302,905	$302,905

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,327	$—	$15,327
Commercial MBS issued by GSEs	—	100,106	—	—	—	—	—	100,106
Corporate debt securities	—	—	—	66,515	32,865	—	—	99,380
Private label residential MBS	887,520	—	34,342	343	947	1,442	—	924,594
Residential MBS issued by GSEs	—	1,530,124	—	—	—	—	—	1,530,124
Tax-exempt	66,160	12,146	306,409	152,330	—	—	1,623	538,668
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	38,188	—	—	—	—	—	38,188
U.S. treasury securities	—	1,984	—	—	—	—	—	1,984
Total AFS securities	$953,680	$1,682,548	$340,751	$219,188	$62,429	$16,769	$1,623	$3,276,988

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$25,767	$51,142
Preferred stock	—	—	—	—	45,771	3,693	14,455	63,919
Total equity securities	$—	$25,375	$—	$—	$45,771	$3,693	$40,222	$115,061

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
Securities with carrying amounts of approximately $886.3 million and $788.4 million at June 30, 2019 and December 31, 2018, respectively, were pledged for various purposes as required or permitted by law.
During the three months ended June 30, 2019, the Company sold one of its securities classified as HTM. The security had a par value of $10.0 million and no gain or loss was realized upon the sale. The sale of this HTM security was made as a result of a significant change in the issuer’s creditworthiness, representative of a change in circumstance contemplated in ASC 320-10-25 that would not call into question the Company’s intent to hold other debt securities to maturity in the future. Accordingly, management concluded that the Company’s remaining HTM securities are appropriately classified as such as of June 30, 2019.
With respect to the Company's AFS and equity securities, there were no gains and losses recognized on sales of these investment securities during the three and six months ended June 30, 2019 and June 30, 2018.

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$8,454,161	$7,762,642
Commercial real estate - non-owner occupied	4,685,545	4,213,428
Commercial real estate - owner occupied	2,254,126	2,325,380
Construction and land development	2,210,355	2,134,753
Residential real estate	1,580,104	1,204,355
Consumer	65,959	70,071
Loans, net of deferred loan fees and costs	19,250,250	17,710,629
Allowance for credit losses	(160,409)	(152,717)
Total loans HFI	$19,089,841	$17,557,912

Net deferred loan fees/costs as of June 30, 2019 and December 31, 2018 total $40.2 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase premiums/discounts on secondary market loan purchases total $11.3 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $5.1 million and $7.1 million as of June 30, 2019 and December 31, 2018, respectively. Credit marks were $10.6 million and $14.6 million as of June 30, 2019 and December 31, 2018, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$8,445,260	$555	$4,453	$3,893	$8,901	$8,454,161
Commercial real estate
Owner occupied	2,252,389	1,097	640	—	1,737	2,254,126
Non-owner occupied	4,489,258	11,913	—	—	11,913	4,501,171
Multi-family	184,374	—	—	—	—	184,374
Construction and land development
Construction	1,417,767	—	—	—	—	1,417,767
Land	792,252	—	336	—	336	792,588
Residential real estate	1,567,204	7,539	159	5,202	12,900	1,580,104
Consumer	65,841	—	—	118	118	65,959
Total loans	$19,214,345	$21,104	$5,588	$9,213	$35,905	$19,250,250

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,753,111	$3,187	$416	$5,928	$9,531	$7,762,642
Commercial real estate
Owner occupied	2,320,321	4,441	—	618	5,059	2,325,380
Non-owner occupied	4,051,837	—	—	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,382,664	—	—	—	—	1,382,664
Land	751,613	—	476	—	476	752,089
Residential real estate	1,182,933	9,316	4,010	8,096	21,422	1,204,355
Consumer	69,830	—	—	241	241	70,071
Total loans	$17,673,900	$16,944	$4,902	$14,883	$36,729	$17,710,629

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2019				December 31, 2018
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$4,873	$8,295	$13,168	$—	$7,639	$7,451	$15,090	$—
Commercial real estate
Owner occupied	8,539	640	9,179	—	—	—	—	594
Non-owner occupied	7,508	11,913	19,421	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	2,277	—	2,277	—	—	476	476	—
Land	—	—	—	—	—	—	—	—
Residential real estate	2,393	5,259	7,652	—	552	11,387	11,939	—
Consumer	10	118	128	—	—	241	241	—
Total	$25,600	$26,225	$51,825	$—	$8,191	$19,555	$27,746	$594

The reduction in interest income associated with loans on non-accrual status was approximately $0.5 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.
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

The following tables present gross loans by risk rating:

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$8,328,754	$62,078	$62,978	$351	$—	$8,454,161
Commercial real estate
Owner occupied	2,162,788	29,932	61,406	—	—	2,254,126
Non-owner occupied	4,400,274	70,157	30,740	—	—	4,501,171
Multi-family	184,374	—	—	—	—	184,374
Construction and land development
Construction	1,365,231	33,237	19,299	—	—	1,417,767
Land	790,004	2,570	14	—	—	792,588
Residential real estate	1,571,753	—	8,351	—	—	1,580,104
Consumer	65,809	22	128	—	—	65,959
Total	$18,868,987	$197,996	$182,916	$351	$—	$19,250,250

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$18,860,678	$196,966	$156,701	$—	$—	$19,214,345
Past due 30 - 59 days	7,539	980	12,585	—	—	21,104
Past due 60 - 89 days	439	50	4,840	259	—	5,588
Past due 90 days or more	331	—	8,790	92	—	9,213
Total	$18,868,987	$197,996	$182,916	$351	$—	$19,250,250

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,574,506	$61,202	$126,356	$578	$—	$7,762,642
Commercial real estate
Owner occupied	2,255,513	12,860	57,007	—	—	2,325,380
Non-owner occupied	4,030,350	12,982	8,505	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,378,624	1,210	2,830	—	—	1,382,664
Land	751,012	—	1,077	—	—	752,089
Residential real estate	1,191,571	527	12,257	—	—	1,204,355
Consumer	69,755	75	241	—	—	70,071
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$17,400,616	$87,264	$186,020	$—	$—	$17,673,900
Past due 30 - 59 days	11,255	1,580	4,109	—	—	16,944
Past due 60 - 89 days	719	12	3,767	404	—	4,902
Past due 90 days or more	332	—	14,377	174	—	14,883
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

The table below reflects the recorded investment in loans classified as impaired:

	June 30, 2019	December 31, 2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$6,090	$986
Impaired loans without a specific valuation allowance under ASC 310 (2)	120,341	111,266
Total impaired loans	$126,431	$112,252
Valuation allowance related to impaired loans	$(1,854)	$(681)

(1)	Includes no TDR loans at June 30, 2019 and December 31, 2018.

(2)	Includes TDR loans of $61.7 million and $44.5 million at June 30, 2019 and December 31, 2018, respectively.
The following table presents impaired loans by class:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$33,700	$63,896
Commercial real estate
Owner occupied	20,663	6,530
Non-owner occupied	30,029	12,407
Multi-family	—	—
Construction and land development
Construction	19,299	—
Land	7,622	9,403
Residential real estate	14,963	19,744
Consumer	155	272
Total	$126,431	$112,252

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Average balance on impaired loans	$113,346	$104,403	$119,979	$98,743
Interest income recognized on impaired loans	1,201	1,122	2,694	1,995

The following table presents the average investment in impaired loans by loan class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Commercial and industrial	$40,367	$49,373	$53,755	$43,111
Commercial real estate
Owner occupied	11,848	8,417	9,708	8,730
Non-owner occupied	17,826	17,524	15,068	18,225
Multi-family	—	—	—	—
Construction and land development
Construction	19,970	—	16,210	—
Land	7,935	9,603	8,284	9,942
Residential real estate	15,252	19,109	16,766	18,454
Consumer	148	377	188	281
Total	$113,346	$104,403	$119,979	$98,743

The average investment in TDR loans was $62.0 million and $55.3 million for the three months ended June 30, 2019 and 2018, respectively, and $56.8 million and $51.8 million for the six months ended June 30, 2019 and 2018, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Commercial and industrial	$386	$489	$1,154	$739
Commercial real estate
Owner occupied	154	131	276	258
Non-owner occupied	169	265	356	526
Multi-family	—	—	—	—
Construction and land development
Construction	272	—	452	—
Land	121	149	250	279
Residential real estate	99	88	205	192
Consumer	—	—	1	1
Total	$1,201	$1,122	$2,694	$1,995

The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	June 30, 2019	December 31, 2018
	(in thousands)
Non-accrual loans (1)	$51,825	$27,746
Loans past due 90 days or more on accrual status	—	594
Accruing troubled debt restructured loans	52,200	36,458
Total nonperforming loans	104,025	64,798
Other assets acquired through foreclosure, net	17,707	17,924
Total nonperforming assets	$121,732	$82,722

(1)	Includes non-accrual TDR loans of $9.5 million and $8.0 million at June 30, 2019 and December 31, 2018, respectively.

Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, at beginning of period	$3,137	$8,108	$3,768	$9,324
Reclassifications from non-accretable to accretable yield (1)	—	—	—	683
Accretion to interest income	(142)	(264)	(302)	(578)
Reversal of fair value adjustments upon disposition of loans	(17)	(3,016)	(488)	(4,601)
Balance, at end of period	$2,978	$4,828	$2,978	$4,828

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2019
Beginning Balance	$26,083	$37,867	$13,006	$77,254	$777	$154,987
Charge-offs	141	—	397	2,018	—	2,556
Recoveries	(9)	(439)	(27)	(495)	(8)	(978)
Provision	140	2,952	(30)	3,904	34	7,000
Ending balance	$26,091	$41,258	$12,606	$79,635	$819	$160,409
2018
Beginning Balance	$22,594	$32,868	$5,519	$82,878	$800	$144,659
Charge-offs	1	233	885	2,777	5	3,901
Recoveries	(8)	(246)	(141)	(916)	(14)	(1,325)
Provision	(442)	(902)	2,074	4,227	43	5,000
Ending balance	$22,159	$31,979	$6,849	$85,244	$852	$147,083

	Six Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2019
Beginning Balance	$22,513	$34,829	$11,276	$83,118	$981	$152,717
Charge-offs	141	—	585	4,142	1	4,869
Recoveries	(64)	(892)	(120)	(972)	(13)	(2,061)
Provision	3,655	5,537	1,795	(313)	(174)	10,500
Ending balance	$26,091	$41,258	$12,606	$79,635	$819	$160,409
2018
Beginning Balance	$19,511	$31,495	$5,478	$82,793	$773	$140,050
Charge-offs	1	233	992	6,295	5	7,526
Recoveries	(1,397)	(371)	(390)	(1,376)	(25)	(3,559)
Provision	1,252	346	1,973	7,370	59	11,000
Ending balance	$22,159	$31,979	$6,849	$85,244	$852	$147,083

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of June 30, 2019;
Recorded Investment
Impaired loans with an allowance recorded	$791	$—	$1,692	$1,321	$2,277	$9	$6,090
Impaired loans with no allowance recorded	19,872	30,029	32,008	13,642	24,644	146	120,341
Total loans individually evaluated for impairment	20,663	30,029	33,700	14,963	26,921	155	126,431
Loans collectively evaluated for impairment	2,229,604	4,597,036	8,420,461	1,565,122	2,183,434	65,804	19,061,461
Loans acquired with deteriorated credit quality	3,859	58,480	—	19	—	—	62,358
Total recorded investment	$2,254,126	$4,685,545	$8,454,161	$1,580,104	$2,210,355	$65,959	$19,250,250
Unpaid Principal Balance
Impaired loans with an allowance recorded	$791	$—	$1,721	$1,321	$2,322	$9	$6,164
Impaired loans with no allowance recorded	20,619	30,953	37,427	16,597	25,262	175	131,033
Total loans individually evaluated for impairment	21,410	30,953	39,148	17,918	27,584	184	137,197
Loans collectively evaluated for impairment	2,230,441	4,613,466	8,390,353	1,554,316	2,204,253	66,170	19,058,999
Loans acquired with deteriorated credit quality	5,124	70,437	—	72	—	—	75,633
Total unpaid principal balance	$2,256,975	$4,714,856	$8,429,501	$1,572,306	$2,231,837	$66,354	$19,271,829
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$157	$—	$603	$275	$810	$9	$1,854
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	157	—	603	275	810	9	1,854
Loans collectively evaluated for impairment	14,615	26,389	79,030	12,331	25,281	810	158,456
Loans acquired with deteriorated credit quality	—	97	2	—	—	—	99
Total allowance for credit losses	$14,772	$26,486	$79,635	$12,606	$26,091	$819	$160,409

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2018;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$623	$363	$—	$—	$986
Impaired loans with no allowance recorded	6,530	12,407	63,273	19,381	9,403	272	111,266
Total loans individually evaluated for impairment	6,530	12,407	63,896	19,744	9,403	272	112,252
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	3,979	79,557	—	19	—	—	83,555
Total recorded investment	$2,325,380	$4,213,428	$7,762,642	$1,204,355	$2,134,753	$70,071	$17,710,629
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$1,482	$363	$—	$—	$1,845
Impaired loans with no allowance recorded	11,852	18,155	103,992	27,979	25,624	10,632	198,234
Total loans individually evaluated for impairment	11,852	18,155	105,474	28,342	25,624	10,632	200,079
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	5,315	95,680	4,352	72	—	—	105,419
Total unpaid principal balance	$2,332,038	$4,235,299	$7,808,572	$1,213,006	$2,150,974	$80,431	$17,820,320
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$621	$60	$—	$—	$681
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	621	60	—	—	681
Loans collectively evaluated for impairment	14,286	20,456	82,488	11,216	22,513	981	151,940
Loans acquired with deteriorated credit quality	—	87	9	—	—	—	96
Total allowance for credit losses	$14,286	$20,543	$83,118	$11,276	$22,513	$981	$152,717

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
During the three months ended June 30, 2019, the Company had two new TDR loans with a recorded investment of $1.8 million and two new TDR loans during the three months ended June 30, 2018 with a recorded investment of $16.6 million. During the six months ended June 30, 2019, the Company had four new TDR loans with a recorded investment of $28.9 million and seven new TDR loans with a recorded investment of $31.6 million during the six months ended June 30, 2018. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDRs.
During the three and six months ended June 30, 2019, there were 2 TDR loans with a recorded investment of $0.4 million for which there was a payment default. During the three and six months ended June 30, 2018, there were no TDR loans for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At June 30, 2019 and December 31, 2018, commitments outstanding on TDR loans totaled $2.1 million and $1.5 million, respectively.
Loan Purchases and Sales
For the three months ended June 30, 2019 and 2018, secondary market loan purchases totaled $590.6 million and $316.8 million, respectively. For the six months ended June 30, 2019 and 2018, secondary market loan purchases totaled $1.12 billion and $458.3 million, respectively. For 2019, these purchased loans consisted of $530.5 million of residential real estate loans, $526.7 million of commercial and industrial loans, $33.9 million of construction and land loans, and $30.0 million CRE, non-owner occupied loans. For 2018, these purchased loans consisted of $283.2 million of commercial and industrial loans and $175.1 million of residential real estate loans.
During the three months ended June 30, 2019, the Company sold commercial and industrial loans with a carrying value of $19.3 million and recognized a net loss of $0.1 million. During the three months ended June 30, 2018, the Company sold loans which primarily consisted of CRE loans with a carrying value of $3.1 million and recognized a net gain of $0.8 million. During the six months ended June 30, 2019, the Company sold loans which primarily consisted of commercial and industrial loans with a carrying value of $34.8 million and recognized a net loss of $0.5 million on the sales. During the six months ended June 30, 2018, the Company sold loans, which consisted primarily of commercial and industrial loans with a carrying value of $34.1 million and recognized a net gain of $1.4 million on the sales.

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
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $42.5 million and $46.1 million, respectively, on the consolidated balance sheet. As of June 30, 2019, the Company's operating lease ROU asset and operating lease liability totaled $71.1 million and $76.2 million, respectively. The increase in the operating lease ROU asset and the operating lease liability from the adoption date is due to execution of a major office lease extension subsequent to the adoption date. A weighted average discount rate of 3.18% was used in the measurement of the ROU asset and lease liability as of June 30, 2019.
The Company's leases have remaining lease terms between one to twelve years, with a weighted average lease term of 8.9 years at June 30, 2019. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of June 30, 2019.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2019:

(in thousands)
2019	$6,018
2020	11,297
2021	9,243
2022	8,049
2023	8,068
Thereafter	46,320
Total lease payments	$88,995
Less: imputed interest	12,804
Total present value of lease liabilities	$76,191

The Company also has additional operating leases, primarily related to its branch offices and corporate headquarters that have not yet commenced as of June 30, 2019. The aggregate future commitment related to these additional leases totals $3.9 million. These operating leases will commence within the next twelve months and have lease terms between six to eleven years.
Total operating lease costs of $3.1 million and $6.3 million and other lease costs of $0.9 million and $2.0 million, which include common area maintenance, parking, and taxes during the three and six months ended June 30, 2019, respectively, were included as part of occupancy expense. Short-term lease costs were not material for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, rent expense associated with the Company's operating leases totaled $2.8 million and $5.3 million, respectively.
The below table shows the supplemental cash flow information related to the Company's operating leases for the six months ended June 30, 2019:

(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$6,181
Right-of-use assets obtained in exchange for new operating lease liabilities	33,736

Lease Obligations as of December 31, 2018
As previously disclosed in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2018, the following is a schedule of future minimum rental payments under its non-cancelable operating leases, expiring through 2030:

(in thousands)
2019	$11,370
2020	10,322
2021	7,418
2022	6,294
2023	6,070
Thereafter	15,417
Total future minimum rental payments	$56,891

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Short-Term:
Federal funds purchased	$—	$256,000
FHLB advances	—	235,000
Total short-term borrowings	$—	$491,000

The Company maintains federal fund lines of credit totaling $1.01 billion as of June 30, 2019, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of June 30, 2019, there were no outstanding balances on the Company's lines of credit. As of December 31, 2018, outstanding balances on these federal fund lines of credit totaled $256.0 million.
The Company also maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At June 30, 2019, the Company had no FHLB overnight advances. At December 31, 2018, the Company had $235.0 million of FHLB overnight advances, with an interest rate of 2.56%.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which have a weighted average rate of 0.14%. At June 30, 2019 and December 31, 2018, customer repurchase agreements totaled $13.9 million and $22.4 million, respectively.
As of June 30, 2019 and December 31, 2018, the Company had additional available credit with the FHLB of approximately $3.03 billion and $2.52 billion, respectively, and with the FRB of approximately $1.33 billion and $1.31 billion, respectively.

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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $316.4 million and $299.4 million at June 30, 2019 and December 31, 2018, respectively.
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
The carrying value of junior subordinated debt was $70.8 million and $61.1 million as of June 30, 2019 and December 31, 2018, respectively. The weighted average interest rate of all junior subordinated debt as of June 30, 2019 was 4.66%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 5.15% at December 31, 2018.
7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2019 became fully vested on July 1, 2019. The Company estimates the compensation expense for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2019 was $0.4 million and $21.2 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For each of the three and six months ended June 30, 2019, the Company recognized $5.4 million and $9.7 million in stock-based compensation expense related to all restricted stock award grants, compared to $4.7 million and $9.0 million, respectively, for the three and six months ended June 30, 2018.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and six months ended June 30, 2019 and 2018, however expense is still being recognized for the grants made in 2017 as they also have a three-year vesting period. For the three and six months ended June 30, 2019, the Company recognized $0.5 million and $1.0 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2018.

Performance Stock Units
The Company grants members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2019, the Company recognized $1.3 million and $3.0 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.6 million and $3.3 million, respectively, for the three and six months ended June 30, 2018.
The three-year performance period for the 2016 grant ended on December 31, 2018, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management members were entitled to the maximum award of 202,776 shares, which was paid out in the first quarter of 2019.
Common Stock Repurchase
On December 12, 2018, the Company announced that it had adopted a common stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $250.0 million of its shares of common stock. During the three and six months ended June 30, 2019, the Company repurchased 792,688 and 1,733,603 shares of its common stock, respectively, in total representing approximately 2% of the Company's outstanding shares, pursuant to the repurchase plan. The shares were repurchased at a weighted average price of $42.81 and $41.45, for a total payment of $34.0 million and $71.9 million during the three and six months ended June 30, 2019, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2019, the Company purchased treasury shares of 3,145 and 176,152, respectively, at a weighted average price of $47.16 and $45.69 per share, respectively. During the three and six months ended June 30, 2018, the Company purchased treasury shares of 2,085 and 182,952 at a weighted average price of $59.46 and $59.02 per share, respectively.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding (losses) gains on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, March 31, 2019	$(16,214)	$374	$7,505	$144	$(8,191)
Other comprehensive income (loss) before reclassifications	35,923	(17)	(1,334)	—	34,572
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive income (loss)	35,923	(17)	(1,334)	—	34,572
Balance, June 30, 2019	$19,709	$357	$6,171	$144	$26,381

Balance, March 31, 2018	$(51,470)	$458	$9,206	$144	$(41,662)
Other comprehensive (loss) income before reclassifications	(10,389)	(12)	748	—	(9,653)
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive (loss) income	(10,389)	(12)	748	—	(9,653)
Balance, June 30, 2018	$(61,859)	$446	$9,954	$144	$(51,315)

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)
Other comprehensive (loss) income before reclassifications	67,300	(35)	(7,262)	—	60,003
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive (loss) income	67,300	(35)	(7,262)	—	60,003
Balance, June 30, 2019	$19,709	$357	$6,171	$144	$26,381

Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive income (loss) before reclassifications	(49,303)	(23)	2,214	—	(47,112)
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive income (loss)	(49,303)	(23)	2,214	—	(47,112)
Balance, June 30, 2018	$(61,859)	$446	$9,954	$144	$(51,315)

(1)
As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.

During the three and six months ended June 30, 2019 and 2018, there were no amounts reclassified out of accumulated other comprehensive loss.
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
As of June 30, 2019, December 31, 2018, and June 30, 2018, the Company does not have any outstanding cash flow hedges.
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

As of June 30, 2019, derivatives not designated as hedging instruments were in a net asset position of $0.1 million, compared to a net asset position of $0.3 million and $0.2 million at December 31, 2018 and June 30, 2018, respectively. For the three months ended June 30, 2019 and 2018, net changes in the fair value related to these derivative contracts totaled $1.0 million and $1.2 million, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively, are included as part of Foreign currency income in the Consolidated Income Statements.

As of June 30, 2019 and December 31, 2018, the following amounts are reflected in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	June 30, 2019		December 31, 2018
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$678,369	$58,355	$650,428	$23,039
Qualifying debt	(316,392)	2,963	(299,401)	19,691

(1)	Included in the carrying value of the hedged assets/(liabilities).

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of June 30, 2019, December 31, 2018, and June 30, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	June 30, 2019			December 31, 2018			June 30, 2018
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$958,298	$1,436	$62,754	$965,705	$2,162	$44,892	$986,867	$4,435	$41,015
Total	958,298	1,436	62,754	965,705	2,162	44,892	986,867	4,435	41,015
Netting adjustments (1)	—	163	163	—	2,162	2,162	—	3,838	3,838
Net derivatives in the balance sheet	$958,298	$1,273	$62,591	$965,705	$—	$42,730	$986,867	$597	$37,177

Derivatives not designated as hedging instruments:
Foreign currency contracts	$25,151	$263	$147	$49,690	$454	$201	$70,190	$1,274	$1,056
Interest rate swaps	2,348	83	83	2,378	27	27	1,763	74	74
Total	$27,499	$346	$230	$52,068	$481	$228	$71,953	$1,348	$1,130

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $62.8 million at June 30, 2019, $44.9 million at December 31, 2018, and $39.8 million at June 30, 2018.

The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$1,273	$1,411	$2,910
Collateral posted by this counterparty	1,100	—	—
Derivative liability with this counterparty	—	23,906	16,809
Collateral pledged to this counterparty	—	25,761	24,001
Net exposure after netting adjustments and collateral	$173	$—	$—

Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of June 30, 2019, December 31, 2018, and June 30, 2018 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $62.8 million, $44.9 million, and $41.0 million, respectively. As of June 30, 2019, the Company was in an over-collateralized net position of $20.3 million after considering $83.1 million of collateral held in the form of cash and securities. As of December 31, 2018 and June 30, 2018, the Company was in an over-collateralized position of $7.6 million and $11.6 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Weighted average shares - basic	103,019	104,691	103,523	104,611
Dilutive effect of stock awards	482	729	462	761
Weighted average shares - diluted	103,501	105,420	103,985	105,372
Net income	$122,936	$104,679	$243,732	$205,579
Earnings per share - basic	1.19	1.00	2.35	1.97
Earnings per share - diluted	1.19	0.99	2.34	1.95

The Company had no anti-dilutive stock options outstanding at each of the periods ended June 30, 2019 and 2018.

11. INCOME TAXES
The Company's effective tax rate was 16.76% and 19.48% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company's effective tax rate was 17.10% and 18.33%, respectively. The decrease in the effective tax rate from the three and six months ended June 30, 2018 is due primarily to investments in solar tax credits and lower state tax accruals.
As of June 30, 2019, the net deferred tax asset was $9.3 million, a decrease of $22.7 million from December 31, 2018. This overall decrease in the net deferred tax asset was primarily the result of an increase in the fair market value of AFS securities.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $9.3 million at June 30, 2019 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2019 and December 31, 2018, the Company has a $2.4 million deferred tax valuation allowance related to net capital loss carryovers.
As of June 30, 2019, the Company’s gross federal NOL carryovers after current year-to-date utilization, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $46.5 million for which a deferred tax asset of $5.6 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining. The Company also has varying gross amounts of state NOL carryovers, with the most significant in Arizona. The gross Arizona NOL carryovers totaled approximately $2.3 million after current year-to-date utilization, resulting in a deferred tax asset balance of $0.1 million as of June 30, 2019, reflecting the expected benefit of all state NOL carryovers remaining.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC total $321.5 million and $342.4 million as of June 30, 2019 and December 31, 2018, respectively. Unfunded LIHTC obligations are included as part of other liabilities in the Consolidated Balance Sheets and total $133.1 million and $171.7 million as of June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, $10.5 million and $9.4 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the six months ended June 30, 2019 and 2018, $20.6 million and $17.5 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
12. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments and Letters of Credit
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets.
Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrower's current financial condition may indicate less ability to pay than when the commitment was originally made. In the case of letters of credit, the risk arises from the potential failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the letter of credit to pay for completion of the contract and the Company would look to its customer to repay these funds with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.
Letters of credit and financial guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically, letters of credit issued have expiration dates within one year.

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $900,291 at June 30, 2019 and $770,114 at December 31, 2018	$8,528,133	$7,556,741
Credit card commitments and financial guarantees	268,439	237,312
Letters of credit, including unsecured letters of credit of $16,225 at June 30, 2019 and $21,879 at December 31, 2018	285,266	390,161
Total	$9,081,838	$8,184,214

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $9.2 million and $8.2 million as of June 30, 2019 and December 31, 2018, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended June 30, 2019 and December 31, 2018, CRE related loans accounted for approximately 48% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 32% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2019 and December 31, 2018, respectively.
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
For the three and six months ended June 30, 2019 and 2018, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Unrealized gains/(losses)	$(1,769)	$992	$(9,631)	$2,936
Changes included in OCI, net of tax	(1,334)	748	(7,262)	2,214

Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS securities: Securities classified as AFS are primarily reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.
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
	(in thousands)
June 30, 2019
Assets:
Available-for-sale debt securities
CDO	$—	$15,026	$—	$15,026
Commercial MBS issued by GSEs	—	100,841	—	100,841
Corporate debt securities	5,145	93,183	—	98,328
Municipal securities	—	7,753	—	7,753
Private label residential MBS	—	949,762	—	949,762
Residential MBS issued by GSEs	—	1,453,316	—	1,453,316
Tax-exempt	—	561,730	—	561,730
Trust preferred securities	24,939	—	—	24,939
U.S. government sponsored agency securities	—	39,905	—	39,905
U.S. treasury securities	—	1,494	—	1,494
Total AFS debt securities	$30,084	$3,223,010	$—	$3,253,094
Equity securities
CRA investments	$52,141	$—	$—	$52,141
Preferred stock	62,548	—	—	62,548
Total equity securities	$114,689	$—	$—	$114,689
Derivative assets (1)	$—	$1,782	$—	$1,782
Liabilities:
Junior subordinated debt (2)	$—	$—	$58,315	$58,315
Derivative liabilities (1)	—	62,984	—	62,984

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $58,355 and the net carrying value of subordinated debt is decreased by $2,963 as of June 30, 2019 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

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
For the three and six months ended June 30, 2019 and 2018, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$(56,546)	$(54,290)	$(48,684)	$(56,234)
Change in fair value (1)	(1,769)	992	(9,631)	2,936
Ending balance	$(58,315)	$(53,298)	$(58,315)	$(53,298)

(1)
Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(1.3) million and $0.7 million for three months ended June 30, 2019 and 2018, respectively, and $(7.3) million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$58,315	Discounted cash flow	Implied credit rating of the Company	6.05%

	December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$48,684	Discounted cash flow	Implied credit rating of the Company	7.82%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2019 and December 31, 2018 was the implied credit risk for the Company, calculated as the difference between the 15-year 'BB' rated financial index over the corresponding swap index.
As of June 30, 2019, the Company estimates the discount rate at 6.05%, which represents an implied credit spread of 3.73% plus three-month LIBOR (2.32%). As of December 31, 2018, the Company estimated the discount rate at 7.82%, which was a 5.01% credit spread plus three-month LIBOR (2.81%).
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2019;
Impaired loans with specific valuation allowance	$4,236	$—	$—	$4,236
Impaired loans without specific valuation allowance (1)	108,090	—	—	108,090
Other assets acquired through foreclosure	17,707	—	—	17,707
As of December 31, 2018:
Impaired loans with specific valuation allowance	$305	$—	$—	$305
Impaired loans without specific valuation allowance (1)	91,821	—	—	91,821
Other assets acquired through foreclosure	17,924	—	—	17,924

(1)	Net of loan balances with charge-offs of $12.3 million and $19.4 million as of June 30, 2019 and December 31, 2018, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$112,326	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	17,707	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$92,126	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	17,924	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $112.3 million and $92.1 million at June 30, 2019 and December 31, 2018, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $6.1 million and $1.0 million at June 30, 2019 and December 31, 2018, respectively, which was reduced by a specific valuation allowance of $1.9 million and $0.7 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $17.7 million and $17.9 million of such assets at June 30, 2019 and December 31, 2018, respectively.
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
For the three and six months ended June 30, 2019 and 2018, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of June 30, 2019 and 2018.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Federal funds sold	$90,000	$—	$90,000	$—	$90,000
Investment securities:
HTM	435,997	—	466,858	—	466,858
AFS	3,253,094	30,084	3,223,010	—	3,253,094
Equity	114,689	114,689	—	—	114,689
Derivative assets	1,782	—	1,782	—	1,782
Loans, net	19,089,841	—	18,427,885	112,326	18,540,211
Accrued interest receivable	105,469	—	105,469	—	105,469
Financial liabilities:
Deposits	$21,439,899	$—	$21,458,684	$—	$21,458,684
Customer repurchase agreements	13,921	—	13,921	—	13,921
Qualifying debt	387,232	—	333,430	69,937	403,367
Derivative liabilities	62,984	—	62,984	—	62,984
Accrued interest payable	21,956	—	21,956	—	21,956

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$302,905	$—	$298,648	$—	$298,648
AFS	3,276,988	—	3,276,988	—	3,276,988
Equity securities	115,061	115,061	—	—	115,061
Derivative assets	2,643	—	2,643	—	2,643
Loans, net	17,557,912	—	16,857,852	92,126	16,949,978
Accrued interest receivable	101,275	—	101,275	—	101,275
Financial liabilities:
Deposits	$19,177,447	$—	$19,188,216	$—	$19,188,216
Customer repurchase agreements	22,411	—	22,411	—	22,411
Other borrowings	491,000	—	491,000	—	491,000
Qualifying debt	360,458	—	323,572	57,924	381,496
Derivative liabilities	45,120	—	45,120	—	45,120
Accrued interest payable	20,463	—	20,463	—	20,463

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2019 and December 31, 2018 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at June 30, 2019 and December 31, 2018.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2019	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,937.8	$1.8	$7.6	$2.1	$1.9
Loans, net of deferred loan fees and costs	19,250.3	3,937.0	2,095.2	2,256.7	1,195.4
Less: allowance for credit losses	(160.4)	(33.2)	(18.1)	(19.5)	(9.2)
Total loans	19,089.9	3,903.8	2,077.1	2,237.2	1,186.2
Other assets acquired through foreclosure, net	17.7	0.7	13.9	—	—
Goodwill and other intangible assets, net	298.4	—	23.2	—	155.1
Other assets	971.0	46.8	57.6	16.1	17.0
Total assets	$25,314.8	$3,953.1	$2,179.4	$2,255.4	$1,360.2
Liabilities:
Deposits	$21,439.9	$6,107.0	$4,188.6	$2,535.9	$2,008.9
Borrowings and qualifying debt	387.2	—	—	—	—
Other liabilities	636.4	13.2	11.9	0.5	14.7
Total liabilities	22,463.5	6,120.2	4,200.5	2,536.4	2,023.6
Allocated equity:	2,851.3	484.6	286.0	255.6	297.5
Total liabilities and stockholders' equity	$25,314.8	$6,604.8	$4,486.5	$2,792.0	$2,321.1
Excess funds provided (used)	—	2,651.7	2,307.1	536.6	960.9

Income Statement:
Three Months Ended June 30, 2019	(in thousands)
Net interest income	$254,681	$59,719	$39,528	$31,644	$23,996
Provision for (recovery of) credit losses	7,000	1,443	(305)	67	(152)
Net interest income after provision for credit losses	247,681	58,276	39,833	31,577	24,148
Non-interest income	14,218	1,707	2,677	974	2,162
Non-interest expense	(114,213)	(22,693)	(14,107)	(15,122)	(12,549)
Income (loss) before income taxes	147,686	37,290	28,403	17,429	13,761
Income tax expense (benefit)	24,750	9,322	5,965	4,880	3,853
Net income	$122,936	$27,968	$22,438	$12,549	$9,908

Six Months Ended June 30, 2019	(in thousands)
Net interest income	$502,017	$114,945	$78,626	$62,120	$47,029
Provision for (recovery of) credit losses	10,500	1,604	228	800	(871)
Net interest income after provision for credit losses	491,517	113,341	78,398	61,320	47,900
Non-interest income	29,628	3,229	5,250	1,975	4,382
Non-interest expense	(227,127)	(44,943)	(29,888)	(29,704)	(26,040)
Income (loss) before income taxes	294,018	71,627	53,760	33,591	26,242
Income tax expense (benefit)	50,286	17,907	11,289	9,406	7,348
Net income	$243,732	$53,720	$42,471	$24,185	$18,894

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2019
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$10.4	$4,914.0
Loans, net of deferred loan fees and costs	214.7	1,626.6	1,246.5	1,655.7	5,015.5	7.0
Less: allowance for credit losses	(1.8)	(14.8)	(10.2)	(10.3)	(43.2)	(0.1)
Total loans	212.9	1,611.8	1,236.3	1,645.4	4,972.3	6.9
Other assets acquired through foreclosure, net	—	—	—	—	—	3.1
Goodwill and other intangible assets, net	—	—	120.0	0.1	—	—
Other assets	0.9	17.1	6.9	7.7	63.8	737.1
Total assets	$213.8	$1,628.9	$1,363.2	$1,653.2	$5,046.5	$5,661.1
Liabilities:
Deposits	$3,047.5	$—	$2,853.2	$—	$32.4	$666.4
Borrowings and qualifying debt	—	—	—	—	—	387.2
Other liabilities	1.3	58.3	—	(0.2)	92.3	444.4
Total liabilities	3,048.8	58.3	2,853.2	(0.2)	124.7	1,498.0
Allocated equity:	79.9	132.3	277.5	138.4	414.1	485.4
Total liabilities and stockholders' equity	$3,128.7	$190.6	$3,130.7	$138.2	$538.8	$1,983.4
Excess funds provided (used)	2,914.9	(1,438.3)	1,767.5	(1,515.0)	(4,507.7)	(3,677.7)

Income Statement:
Three Months Ended June 30, 2019	(in thousands)
Net interest income	$21,905	$3,461	$28,536	$13,490	$29,586	$2,816
Provision for (recovery of) credit losses	(7)	96	2,657	832	2,369	—
Net interest income after provision for credit losses	21,912	3,365	25,879	12,658	27,217	2,816
Non-interest income	88	—	2,163	—	1,549	2,898
Non-interest expense	(9,549)	(1,931)	(10,015)	(2,162)	(11,073)	(15,012)
Income (loss) before income taxes	12,451	1,434	18,027	10,496	17,693	(9,298)
Income tax expense (benefit)	2,864	330	4,146	2,414	4,069	(13,093)
Net income	$9,587	$1,104	$13,881	$8,082	$13,624	$3,795

Six Months Ended June 30, 2019	(in thousands)
Net interest income	$42,546	$6,884	$57,939	$26,434	$55,277	$10,217
Provision for (recovery of) credit losses	(33)	55	1,739	1,631	5,347	—
Net interest income after provision for credit losses	42,579	6,829	56,200	24,803	49,930	10,217
Non-interest income	184	—	5,525	—	2,207	6,876
Non-interest expense	(18,008)	(3,838)	(21,903)	(4,560)	(20,409)	(27,834)
Income (loss) before income taxes	24,755	2,991	39,822	20,243	31,728	(10,741)
Income tax expense (benefit)	5,694	688	9,159	4,656	7,297	(23,158)
Net income	$19,061	$2,303	$30,663	$15,587	$24,431	$12,417

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2018	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,259.7	$2.5	$10.9	$2.5	$3.0
Loans, net of deferred loan fees and costs	17,710.6	3,647.9	2,003.5	2,161.1	1,300.2
Less: allowance for credit losses	(152.7)	(30.7)	(18.7)	(19.8)	(10.7)
Total loans	17,557.9	3,617.2	1,984.8	2,141.3	1,289.5
Other assets acquired through foreclosure, net	17.9	0.8	13.9	—	—
Goodwill and other intangible assets, net	299.2	—	23.2	—	155.5
Other assets	974.8	46.9	57.8	14.2	23.9
Total assets	$23,109.5	$3,667.4	$2,090.6	$2,158.0	$1,471.9
Liabilities:
Deposits	$19,177.4	$5,090.2	$3,996.4	$2,347.5	$1,839.1
Borrowings and qualifying debt	851.5	—	—	—	—
Other liabilities	466.9	10.4	14.5	4.5	12.2
Total liabilities	20,495.8	5,100.6	4,010.9	2,352.0	1,851.3
Allocated equity:	2,613.7	441.0	277.4	242.9	304.1
Total liabilities and stockholders' equity	$23,109.5	$5,541.6	$4,288.3	$2,594.9	$2,155.4
Excess funds provided (used)	—	1,874.2	2,197.7	436.9	683.5

Income Statement:
Three Months Ended June 30, 2018	(in thousands)
Net interest income (expense)	$224,108	$57,977	$35,276	$27,664	$23,001
Provision for (recovery of) credit losses	5,000	518	(243)	(276)	13
Net interest income (expense) after provision for credit losses	219,108	57,459	35,519	27,940	22,988
Non-interest income	13,444	2,256	2,679	966	2,421
Non-interest expense	(102,548)	(22,419)	(15,931)	(14,491)	(13,429)
Income (loss) before income taxes	130,004	37,296	22,267	14,415	11,980
Income tax expense (benefit)	25,325	9,324	4,676	4,036	3,355
Net income	$104,679	$27,972	$17,591	$10,379	$8,625

Six Months Ended June 30, 2018	(in thousands)
Net interest income (expense)	$438,328	$112,532	$71,966	$55,466	$45,256
Provision for (recovery of) credit losses	11,000	1,952	(1,967)	454	1,561
Net interest income (expense) after provision for credit losses	427,328	110,580	73,933	55,012	43,695
Non-interest income	25,087	3,672	6,012	1,967	4,969
Non-interest expense	(200,697)	(43,923)	(30,015)	(28,137)	(25,932)
Income (loss) before income taxes	251,718	70,329	49,930	28,842	22,732
Income tax expense (benefit)	46,139	17,645	10,579	8,171	6,452
Net income	$205,579	$52,684	$39,351	$20,671	$16,280

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2018
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,240.8
Loans, net of deferred loan fees and costs	210.0	1,547.5	1,200.9	1,479.9	4,154.9	4.7
Less: allowance for credit losses	(1.9)	(14.2)	(10.0)	(8.5)	(38.2)	—
Total loans	208.1	1,533.3	1,190.9	1,471.4	4,116.7	4.7
Other assets acquired through foreclosure, net	—	—	—	—	—	3.2
Goodwill and other intangible assets, net	—	—	120.4	0.1	—	—
Other assets	0.9	20.1	6.3	7.2	37.1	760.4
Total assets	$209.0	$1,553.4	$1,317.6	$1,478.7	$4,153.8	$5,009.1
Liabilities:
Deposits	$2,607.2	$—	$2,559.0	$—	$—	$738.0
Borrowings and qualifying debt	—	—	—	—	—	851.5
Other liabilities	2.1	25.2	0.1	0.4	49.6	347.9
Total liabilities	2,609.3	25.2	2,559.1	0.4	49.6	1,937.4
Allocated equity:	70.7	123.9	268.7	122.3	340.0	422.7
Total liabilities and stockholders' equity	$2,680.0	$149.1	$2,827.8	$122.7	$389.6	$2,360.1
Excess funds provided (used)	2,471.0	(1,404.3)	1,510.2	(1,356.0)	(3,764.2)	(2,649.0)

Income Statement:
Three Months Ended June 30, 2018	(in thousands)
Net interest income (expense)	$16,046	$3,794	$24,562	$13,874	$19,672	$2,242
Provision for (recovery of) credit losses	135	(27)	2,256	548	2,074	2
Net interest income (expense) after provision for credit losses	15,911	3,821	22,306	13,326	17,598	2,240
Non-interest income	179	—	3,630	—	409	904
Non-interest expense	(8,033)	(2,080)	(9,899)	(2,200)	(6,250)	(7,816)
Income (loss) before income taxes	8,057	1,741	16,037	11,126	11,757	(4,672)
Income tax expense (benefit)	1,853	401	3,688	2,559	2,704	(7,271)
Net income	$6,204	$1,340	$12,349	$8,567	$9,053	$2,599

Six Months Ended June 30, 2018	(in thousands)
Net interest income (expense)	$31,405	$7,539	$47,383	$28,060	$38,484	$237
Provision for (recovery of) credit losses	182	(233)	3,907	1,783	3,359	2
Net interest income (expense) after provision for credit losses	31,223	7,772	43,476	26,277	35,125	235
Non-interest income	328	—	6,681	13	633	812
Non-interest expense	(15,836)	(4,254)	(19,733)	(4,405)	(11,912)	(16,550)
Income (loss) before income taxes	15,715	3,518	30,424	21,885	23,846	(15,503)
Income tax expense (benefit)	3,615	809	6,998	5,033	5,484	(18,647)
Net income	$12,100	$2,709	$23,426	$16,852	$18,362	$3,144

15. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended June 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,821	$1,219	$2,031	$722	$967
Debit and credit card interchange (1)	1,986	337	383	193	1,062
Success fees (2)	85	—	—	—	—
Other income	(14)	(8)	(31)	(6)	(2)
Total revenue from contracts with customers	$7,878	$1,548	$2,383	$909	$2,027
Revenues outside the scope of ASC 606 (3)	6,340	159	294	65	135
Total non-interest income	$14,218	$1,707	$2,677	$974	$2,162

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Six Months Ended June 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$11,233	$2,298	$3,946	$1,447	$1,857
Debit and credit card interchange (1)	3,853	675	759	367	2,033
Success fees (2)	520	—	—	—	—
Other income	105	1	(7)	2	23
Total revenue from contracts with customers	$15,711	$2,974	$4,698	$1,816	$3,913
Revenues outside the scope of ASC 606 (3)	13,917	255	552	159	469
Total non-interest income	$29,628	$3,229	$5,250	$1,975	$4,382

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended June 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$75	$—	$806	$—	$1	$—
Debit and credit card interchange (1)	11	—	—	—	—	—
Success fees (2)	—	—	85	—	—	—
Other income	4	—	4	—	35	(10)
Total revenue from contracts with customers	$90	$—	$895	$—	$36	$(10)
Revenues outside the scope of ASC 606 (3)	(2)	—	1,268	—	1,513	2,908
Total non-interest income	$88	$—	$2,163	$—	$1,549	$2,898

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Six Months Ended June 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$163	$—	$1,520	$—	$2	$—
Debit and credit card interchange (1)	19	—	—	—	—	—
Success fees (2)	—	—	520	—	—	—
Other income	4	—	4	—	74	4
Total revenue from contracts with customers	$186	$—	$2,044	$—	$76	$4
Revenues outside the scope of ASC 606 (3)	(2)	—	3,481	—	2,131	6,872
Total non-interest income	$184	$—	$5,525	$—	$2,207	$6,876

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended June 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,672	$992	$2,107	$681	$981
Debit and credit card interchange (1)	1,648	281	342	161	858
Success fees (2)	914	—	—	—	19
Other income	175	49	50	17	42
Total revenue from contracts with customers	$8,409	$1,322	$2,499	$859	$1,900
Revenues outside the scope of ASC 606 (3)	5,035	934	180	107	521
Total non-interest income	$13,444	$2,256	$2,679	$966	$2,421

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Six Months Ended June 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$11,417	$1,909	$4,177	$1,418	$2,039
Debit and credit card interchange (1)	3,155	538	613	300	1,695
Success fees (2)	1,695	—	—	—	21
Other income	411	110	119	44	115
Total revenue from contracts with customers	$16,678	$2,557	$4,909	$1,762	$3,870
Revenues outside the scope of ASC 606 (3)	8,409	1,115	1,103	205	1,099
Total non-interest income	$25,087	$3,672	$6,012	$1,967	$4,969

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended June 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$171	$—	$739	$—	$—	$1
Debit and credit card interchange (1)	6	—	—	—	—	—
Success fees (2)	—	—	895	—	—	—
Other income	2	—	—	—	—	15
Total revenue from contracts with customers	$179	$—	$1,634	$—	$—	$16
Revenues outside the scope of ASC 606 (3)	—	—	1,996	—	409	888
Total non-interest income	$179	$—	$3,630	$—	$409	$904

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Six Months Ended June 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$317	$—	$1,554	$—	$—	$3
Debit and credit card interchange (1)	9	—	—	—	—	—
Success fees (2)	—	—	1,674	—	—	—
Other income	2	—	—	—	1	20
Total revenue from contracts with customers	$328	$—	$3,228	$—	$1	$23
Revenues outside the scope of ASC 606 (3)	—	—	3,453	13	632	789
Total non-interest income	$328	$—	$6,681	$13	$633	$812

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of June 30, 2019. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.5 million and $1.4 million at each of the periods ended June 30, 2019 and December 31, 2018, respectively, and are presented in Other assets in the Consolidated Balance Sheets.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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

Financial Results Highlights for the Second Quarter of 2019
Effective for the first quarter 2019, annualized performance metrics are calculated on an actual/actual basis, from a previous 30/360 basis as management believes that this change results in quarterly results that are more comparable. Prior period amounts have been restated to conform to the current presentation.

•	Net income of $122.9 million, compared to $104.7 million for the second quarter 2018

•	Diluted earnings per share of $1.19, compared to $0.99 per share for the second quarter 2018

•	Total loans of $19.25 billion, up $1.13 billion from March 31, 2019, and $1.54 billion from December 31, 2018

•	Total deposits of $21.44 billion, up $1.23 billion from March 31, 2019, and $2.26 billion from December 31, 2018

•	Net interest margin of 4.59%, compared to 4.71% in the second quarter 2018

•
Net operating revenue of $267.3 million, an increase of 12.2%, or $29.1 million, compared to the second quarter 2018, and an increase in operating non-interest expenses of 11.8%, or $12.1 million, compared to the second quarter 2018[1]

•	Operating PPNR of $152.5 million, up 12.5% from $135.5 million in the second quarter 2018[1]

•	Efficiency ratio of 41.5% in the second quarter 2019, compared to 42.1% in the second quarter 2018

•	Operating efficiency ratio of 42.0% in the second quarter 2019, compared to 42.1% in the second quarter 2018[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.27% of total assets, from 0.29% at June 30, 2018

•	Annualized net loan charge-offs to average loans outstanding of 0.03%, compared to 0.07% for the second quarter 2018

•	Tangible common equity ratio of 10.2%, compared to 9.9% at June 30, 2018[1]

•	Stockholders' equity of $2.85 billion, an increase of $130.6 million from March 31, 2019 and $237.5 million from December 31, 2018

•	Book value per common share of $27.51, an increase of 21.8% from $22.59 at June 30, 2018

•	Tangible book value per share, net of tax, of $24.65, an increase of $4.87 from $19.78 at June 30, 2018[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2019.

1 See Non-GAAP Financial Measures section beginning on page 66.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income	$122,936	$104,679	$243,732	$205,579
Earnings per share - basic	1.19	1.00	2.35	1.97
Earnings per share - diluted	1.19	0.99	2.34	1.95
Return on average assets	2.05%	2.02%	2.08%	2.02%
Return on average tangible common equity (1)	19.72	20.47	20.10	20.60
Net interest margin	4.59	4.71	4.65	4.69

(1)	See Non-GAAP Financial Measures section beginning on page 66.

	June 30, 2019	December 31, 2018
	(in thousands)
Total assets	$25,314,785	$23,109,486
Total loans, net of deferred loan fees and costs	19,250,250	17,710,629
Total deposits	21,439,899	19,177,447
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

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Non-accrual loans	$51,825	$27,746
Non-performing assets	121,732	82,722
Non-accrual loans to gross loans	0.27%	0.16%
Net charge-offs to average loans outstanding (1)	0.03	0.06

(1)	Annualized on an actual/actual basis for the three months ended June 30, 2019. Actual year-to-date for the year ended December 31, 2018.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $25.31 billion at June 30, 2019 from $23.11 billion at December 31, 2018. The increase in total assets of $2.21 billion, or 9.5%, relates primarily to loan growth. Total loans increased by $1.54 billion, or 8.7%, to $19.25 billion as of June 30, 2019, compared to $17.71 billion as of December 31, 2018. The increase in loans from December 31, 2018 was driven by commercial and industrial loans of $691.5 million, CRE non-owner occupied loans of $472.1 million, residential real estate loans of $375.7 million, and construction and land development loans of $75.6 million. These increases were partially offset by a decrease in CRE owner-occupied loans of $71.3 million. Total deposits increased $2.26 billion, or 11.8%, to $21.44 billion as of June 30, 2019 from $19.18 billion as of December 31, 2018.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$302,848	$251,602	$51,246	$594,016	$486,299	$107,717
Interest expense	48,167	27,494	20,673	91,999	47,971	44,028
Net interest income	254,681	224,108	30,573	502,017	438,328	63,689
Provision for credit losses	7,000	5,000	2,000	10,500	11,000	(500)
Net interest income after provision for credit losses	247,681	219,108	28,573	491,517	427,328	64,189
Non-interest income	14,218	13,444	774	29,628	25,087	4,541
Non-interest expense	114,213	102,548	11,665	227,127	200,697	26,430
Income before provision for income taxes	147,686	130,004	17,682	294,018	251,718	42,300
Income tax expense	24,750	25,325	(575)	50,286	46,139	4,147
Net income	$122,936	$104,679	$18,257	$243,732	$205,579	$38,153
Earnings per share - basic	$1.19	$1.00	$0.19	$2.35	$1.97	$0.38
Earnings per share - diluted	$1.19	$0.99	$0.20	$2.34	$1.95	$0.39
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

The following table shows the components of operating PPNR for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total non-interest income	$14,218	$13,444	$29,628	$25,087
Less:
Unrealized gains (losses) on assets measured at fair value, net (1)	1,572	(685)	4,406	(1,759)
Total operating non-interest income	12,646	14,129	25,222	26,846
Plus: net interest income	254,681	224,108	502,017	438,328
Net operating revenue	$267,327	$238,237	$527,239	$465,174
Total non-interest expense	$114,213	$102,548	$227,127	$200,697
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(620)	(179)	(523)	(1,407)
Total operating non-interest expense	$114,833	$102,727	$227,650	$202,104
Operating pre-provision net revenue (2)	$152,494	$135,510	$299,589	$263,070
Plus:
Revenue adjustments	1,572	(685)	4,406	(1,759)
Less:
Provision for credit losses	7,000	5,000	10,500	11,000
Expense adjustments	(620)	(179)	(523)	(1,407)
Income before provision for income taxes	147,686	130,004	294,018	251,718
Income tax expense	24,750	25,325	50,286	46,139
Net income	$122,936	$104,679	$243,732	$205,579

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-operational items.

(2)	There were no adjustments made for non-recurring items during the three and six months ended June 30, 2019 and 2018.
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Total operating non-interest expense	$114,833	$102,727	$227,650	$202,104

Divided by:
Total net interest income	$254,681	$224,108	$502,017	$438,328
Plus:
Tax equivalent interest adjustment	6,218	5,939	12,312	11,666
Operating non-interest income	12,646	14,129	25,222	26,846
Net operating revenue - TEB	$273,545	$244,176	$539,551	$476,840

Operating efficiency ratio - TEB	42.0%	42.1%	42.2%	42.4%

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

	June 30, 2019	December 31, 2018
	(dollars and shares in thousands)
Total stockholders' equity	$2,851,264	$2,613,734
Less: goodwill and intangible assets	298,381	299,155
Total tangible stockholders' equity	2,552,883	2,314,579
Plus: deferred tax - attributed to intangible assets	2,105	1,885
Total tangible common equity, net of tax	$2,554,988	$2,316,464

Total assets	$25,314,785	$23,109,486
Less: goodwill and intangible assets, net	298,381	299,155
Tangible assets	25,016,404	22,810,331
Plus: deferred tax - attributed to intangible assets	2,105	1,885
Total tangible assets, net of tax	$25,018,509	$22,812,216

Tangible common equity ratio	10.2%	10.2%
Common shares outstanding	103,654	104,949
Book value per share	$27.51	$24.90
Tangible book value per share, net of tax	24.65	22.07

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

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,851,264	$2,613,734
Less:
Non-qualifying goodwill and intangibles	296,190	296,769
Disallowed deferred tax asset	1,835	768
AOCI related adjustments	20,210	(47,055)
Unrealized gain on changes in fair value liabilities	6,170	13,432
Common Equity Tier 1	$2,526,859	$2,349,820
Divided by: Risk-weighted assets	$23,851,943	$21,983,976
Common Equity Tier 1 ratio	10.6%	10.7%

Common Equity Tier 1	$2,526,859	$2,349,820
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$2,608,359	$2,431,320
Divided by: Tangible average assets	$23,768,505	$22,204,799
Tier 1 leverage ratio	11.0%	10.9%

Total Capital:
Tier 1 capital	$2,608,359	$2,431,320
Plus:
Subordinated debt	306,983	305,131
Qualifying allowance for credit losses	160,409	152,717
Other	9,188	8,188
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$476,580	$466,036

Total capital	$3,084,939	$2,897,356

Total capital ratio	12.9%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$216,000	$242,101
Divided by:
Tier 1 capital	2,608,359	2,431,320
Plus: Allowance for credit losses	160,409	152,717
Total Tier 1 capital plus allowance for credit losses	$2,768,768	$2,584,037

Classified assets to Tier 1 capital plus allowance	7.8%	9.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$7,895,325	$113,387	5.92%	$6,902,495	$94,243	5.66%
CRE - non-owner-occupied	4,466,234	67,510	6.08	3,964,225	59,373	6.02
CRE - owner-occupied	2,253,334	29,931	5.43	2,242,558	28,698	5.25
Construction and land development	2,225,485	39,806	7.20	1,952,020	33,567	6.91
Residential real estate	1,511,773	18,794	4.99	433,425	5,414	5.01
Consumer	61,506	921	6.01	52,358	740	5.67
Total loans (1), (2), (3)	18,413,657	270,349	5.98	15,547,081	222,035	5.83
Securities:
Securities - taxable	2,757,620	19,730	2.87	2,802,920	19,274	2.76
Securities - tax-exempt	979,534	9,170	4.66	848,702	8,171	4.82
Total securities (1)	3,737,154	28,900	3.34	3,651,622	27,445	3.24
Other	635,187	3,599	2.27	382,568	2,122	2.22
Total interest earning assets	22,785,998	302,848	5.44	19,581,271	251,602	5.28
Non-interest earning assets
Cash and due from banks	166,691			144,991
Allowance for credit losses	(156,456)			(145,590)
Bank owned life insurance	171,460			168,336
Other assets	1,088,812			1,010,666
Total assets	$24,056,505			$20,759,674
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$2,551,231	$5,550	0.87%	$1,824,748	$2,360	0.52%
Savings and money market accounts	7,650,472	24,668	1.29	6,126,342	12,324	0.81
Certificates of deposit	2,271,075	11,670	2.06	1,714,805	5,165	1.21
Total interest-bearing deposits	12,472,778	41,888	1.35	9,665,895	19,849	0.82
Short-term borrowings	58,171	271	1.87	413,211	1,950	1.89
Qualifying debt	377,348	6,008	6.39	362,794	5,695	6.30
Total interest-bearing liabilities	12,908,297	48,167	1.50	10,441,900	27,494	1.06
Interest cost of funding earning assets			0.85			0.57
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,869,266			7,611,959
Other liabilities	480,472			354,015
Stockholders’ equity	2,798,470			2,351,800
Total liabilities and stockholders' equity	$24,056,505			$20,759,674
Net interest income and margin (4)		$254,681	4.59%		$224,108	4.71%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $6.2 million and $5.9 million for the three months ended June 30, 2019 and 2018, respectively.

(2)
Included in the yield computation are net loan fees of $12.2 million and accretion on acquired loans of $4.6 million for the three months ended June 30, 2019, compared to $11.0 million and $5.1 million for the three months ended June 30, 2018, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$7,718,003	$222,476	5.98%	$6,742,603	$179,789	5.56%
CRE - non-owner occupied	4,339,366	129,951	6.05	3,942,621	115,659	5.93
CRE - owner occupied	2,290,210	60,015	5.39	2,242,175	57,249	5.27
Construction and land development	2,202,029	79,509	7.30	1,871,137	63,186	6.82
Residential real estate	1,451,774	35,362	4.91	429,369	10,694	5.02
Consumer	61,934	1,854	6.04	50,159	1,417	5.70
Total loans (1), (2), (3)	18,063,316	529,167	6.00	15,278,064	427,994	5.75
Securities:
Securities - taxable	2,760,116	40,066	2.93	2,838,932	38,423	2.73
Securities - tax-exempt	937,790	17,968	4.81	842,841	15,643	4.68
Total securities (1)	3,697,906	58,034	3.40	3,681,773	54,066	3.18
Other	543,521	6,815	2.53	403,998	4,239	2.12
Total interest earning assets	22,304,743	594,016	5.48	19,363,835	486,299	5.19
Non-interest earning assets
Cash and due from banks	164,441			143,680
Allowance for credit losses	(155,359)			(143,323)
Bank owned life insurance	170,973			168,204
Other assets	1,100,808			1,000,811
Total assets	$23,585,606			$20,533,207
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$2,523,692	$11,133	0.89%	$1,740,204	$3,741	0.43%
Savings and money market accounts	7,549,119	46,675	1.25	6,176,199	21,238	0.69
Certificates of deposit	2,045,683	19,868	1.96	1,647,745	9,043	1.11
Total interest-bearing deposits	12,118,494	77,676	1.29	9,564,148	34,022	0.72
Short-term borrowings	186,252	2,210	2.39	382,583	3,285	1.73
Qualifying debt	370,236	12,113	6.60	365,805	10,664	5.88
Total interest-bearing liabilities	12,674,982	91,999	1.46	10,312,536	47,971	0.94
Interest cost of funding earning assets			0.83			0.50
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,713,291			7,561,567
Other liabilities	452,888			346,315
Stockholders’ equity	2,744,445			2,312,789
Total liabilities and stockholders' equity	$23,585,606			$20,533,207
Net interest income and margin (4)		$502,017	4.65%		$438,328	4.69%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $12.3 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
Included in the yield computation are net loan fees of $24.5 million and accretion on acquired loans of $7.4 million for the six months ended June 30, 2019, compared to $20.9 million and $10.8 million for the six months ended June 30, 2018, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 versus 2018			2019 versus 2018
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$14,258	$4,886	$19,144	$28,116	$14,571	$42,687
CRE - non-owner occupied	7,588	549	8,137	11,881	2,411	14,292
CRE - owner-occupied	143	1,090	1,233	1,259	1,507	2,766
Construction and land development	4,891	1,348	6,239	11,948	4,375	16,323
Residential real estate	13,406	(26)	13,380	24,904	(236)	24,668
Consumer	137	44	181	352	85	437
Total loans	40,423	7,891	48,314	78,460	22,713	101,173
Securities:
Securities - taxable	(324)	780	456	(1,144)	2,787	1,643
Securities - tax-exempt	1,225	(226)	999	1,819	506	2,325
Total securities	901	554	1,455	675	3,293	3,968
Other	1,431	46	1,477	1,749	827	2,576
Total interest income	42,755	8,491	51,246	80,884	26,833	107,717

Interest expense:
Interest-bearing transaction accounts	$1,580	$1,610	$3,190	$3,456	$3,936	$7,392
Savings and money market	4,914	7,430	12,344	8,489	16,948	25,437
Certificates of deposit	2,858	3,647	6,505	3,865	6,960	10,825
Short-term borrowings	(1,654)	(25)	(1,679)	(2,330)	1,255	(1,075)
Qualifying debt	232	81	313	145	1,304	1,449
Total interest expense	7,930	12,743	20,673	13,625	30,403	44,028

Net increase	$34,825	$(4,252)	$30,573	$67,259	$(3,570)	$63,689

(1)	Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2019, interest income was $302.8 million, an increase of $51.2 million, or 20.4%, compared to $251.6 million for the three months ended June 30, 2018. This increase was primarily the result of a $2.87 billion increase in the average loan balance, which drove a $48.3 million increase in loan interest income for the three months ended June 30, 2019. Interest income from investment securities increased by $1.5 million for the comparable period primarily due to an $85.5 million increase in the average securities balance, coupled with an increase in interest rates from June 30, 2018. Average yield on interest earning assets increased to 5.44% for the three months ended June 30, 2019, compared to 5.28% for the same period in 2018, which was primarily the result of loan growth and increased yields on loans and investment securities, attributable to the rising interest rate environment.
For the six months ended June 30, 2019, interest income was $594.0 million, an increase of $107.7 million, or 22.2%, compared to $486.3 million for the six months ended June 30, 2018. This increase was primarily the result of a $2.79 billion increase in the average loan balance compared to the same period in the prior year which, together with the effect of the rising rate environment, drove a $101.2 million increase in loan interest income for the six months ended June 30, 2019. Interest income from investment securities increased by $4.0 million for the comparable period primarily due to an increase in interest rates as well as an increase in the average securities balance of $16.1 million from June 30, 2018. Average yield on interest earning assets increased to 5.48% for the six months ended June 30, 2019, compared to 5.19% for the same period in 2018, which was primarily the result of increased yields on loans and investment securities, attributable to the rising interest rate environment.
For the three months ended June 30, 2019, interest expense was $48.2 million, an increase of $20.7 million, or 75.2%, compared to $27.5 million for the three months ended June 30, 2018. Interest expense on deposits increased $22.0 million for the same period as average interest-bearing deposits increased $2.81 billion, resulting in a 53 basis point increase in average cost of interest-bearing deposits. Interest expense on qualifying debt increased $0.3 million, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to higher average balances. Interest expense on short-term borrowings decreased $1.7 million, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to lower average balances and interest rates.
For the six months ended June 30, 2019, interest expense was $92.0 million, an increase of $44.0 million, or 91.8%, compared to $48.0 million for the six months ended June 30, 2018. Interest expense on deposits increased $43.7 million for the same period as average interest-bearing deposits increased $2.55 billion, paired with a 57 basis point increase in average cost of interest-bearing deposits. Interest expense on short-term borrowings decreased by $1.1 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease is attributable to a decrease in average short-term borrowings of $196.3 million.
For the three months ended June 30, 2019, net interest income was $254.7 million, an increase of $30.6 million, or 13.6%, compared to $224.1 million for the three months ended June 30, 2018. The increase in net interest income reflects a $3.20 billion increase in average interest-earning assets, partially offset by an increase of $2.47 billion in average interest-bearing liabilities. The decrease in net interest margin of 12 basis points to 4.59% is the result of higher deposit and funding costs for the three months ended June 30, 2019, compared to the same period in 2018, partially offset by increased yields on loans and investment securities.
For the six months ended June 30, 2019, net interest income was $502.0 million, an increase of $63.7 million, or 14.5%, compared to $438.3 million for the six months ended June 30, 2018. The increase in net interest income reflects a $2.94 billion increase in average interest-earning assets, offset by a $2.36 billion increase in average interest-bearing liabilities. The decrease in net interest margin of 4 basis points to 4.65% is the result of higher deposit and funding costs, partially offset by increased yields on loans and investment securities for the six months ended June 30, 2019, compared to the same period in 2018.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended June 30, 2019, the provision for credit losses was $7.0 million, compared to $5.0 million for the three months ended June 30, 2018. The increase in the provision for credit losses from the three months ended June 30, 2018 was due to an increase in loan growth as well as loan mix. Loan growth for the three months ended June 30, 2019 totaled $1.13 billion, compared to loan growth of $577.8 million for the three months ended June 30, 2018. For the three months ended June 30, 2018, construction loans increased $20.8 million, compared to a decrease in construction loans of $73.2 million for the comparable 2019 period. For the six months ended June 30, 2019, the provision for credit losses was $10.5 million, compared to $11.0 million for the six months ended June 30, 2018. The decrease in the provision for credit losses is the result of loan growth mix. Loan growth for the six months ended June 30, 2019 totaled $1.13 billion and consisted of $375.7 million in residential loans and $75.6 million in construction loans. Whereas, for the six months ended June 30, 2018, loan growth of $1.04 billion consisted of $437.0 million in commercial and industrial loans, $346.1 million in construction loans, $119.3 million in residential loans, and $106.6 million in CRE, non-owner occupied loans, resulting in a higher provisioning requirement for the increase in construction loans.
The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of June 30, 2019 and December 31, 2018, the allowance for credit losses on PCI loans was $0.1 million. For non-PCI loans, an additional allowance for credit losses is established when the remaining credit marks on these loans are lower than the Company's calculated allowance for similar types of organic loans. As of June 30, 2019 and December 31, 2018, the allowance for credit losses on non-PCI loans was $1.6 million and $3.4 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,821	$5,672	$149	$11,233	$11,417	$(184)
Card income	1,625	2,033	(408)	3,466	4,005	(539)
Foreign currency income	1,148	1,181	(33)	2,243	2,383	(140)
Income from bank owned life insurance	978	1,167	(189)	1,959	2,095	(136)
Income from equity investments	868	2,517	(1,649)	2,877	3,977	(1,100)
Lending related income and gains (losses) on sale of loans, net	553	1,047	(494)	804	2,025	(1,221)
Unrealized gains (losses) on assets measured at fair value, net	1,572	(685)	2,257	4,406	(1,759)	6,165
Other income	1,653	512	1,141	2,640	944	1,696
Total non-interest income	$14,218	$13,444	$774	$29,628	$25,087	$4,541
Total non-interest income for the three months ended June 30, 2019 compared to the same period in 2018, increased by $0.8 million, or 5.8%. The increase in non-interest income is due primarily to net unrealized gains on assets measured at fair value of $1.6 million for the three months ended June 30, 2019, compared to a net unrealized loss of $0.7 million for the three months ended June 30, 2018. This increase was partially offset by a decrease of $1.6 million in income from equity investments as a result of a decrease in warrant income.
Total non-interest income for the six months ended June 30, 2019 compared same period in 2018, increased $4.5 million, or 18.1%. The increase in non-interest income is due primarily to net unrealized gains on assets measured at fair value of $4.4 million for the six months ended June 30, 2019, compared to an unrealized loss of $1.8 million for the six months ended June 30, 2018 as a result of an increase in the fair value of equity securities. Other income also increased $1.7 million from the six months ended June 30, 2018 due to an increase in operating lease income. These increases were partially offset by decreases in lending related income of $1.2 million and income from equity investments of $1.1 million. Lending related income decreased as a result of a decrease in non-recurring gains on loan sales, which totaled $1.4 million for the six months ended June 30, 2018, compared to a net loss of $0.5 million in the comparable current year period. The decrease in income from equity investments of $1.1 million is due to decreased warrant income.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$65,794	$61,785	$4,009	$134,350	$123,918	$10,432
Legal, professional, and directors' fees	11,105	7,946	3,159	18,637	13,949	4,688
Occupancy	7,761	7,401	360	15,988	14,265	1,723
Deposit costs	7,669	4,114	3,555	13,393	7,040	6,353
Data processing	6,793	5,586	1,207	13,468	10,793	2,675
Insurance	2,811	3,885	(1,074)	5,620	7,754	(2,134)
Loan and repossessed asset expenses	1,460	1,017	443	3,466	1,600	1,866
Business development	1,444	1,414	30	3,529	3,142	387
Marketing	1,057	1,146	(89)	1,798	1,742	56
Card expense	710	1,081	(371)	1,344	2,023	(679)
Intangible amortization	387	399	(12)	774	797	(23)
Net (gain) loss on sales / valuations of repossessed and other assets	(620)	(179)	(441)	(523)	(1,407)	884
Other expense	7,842	6,953	889	15,283	15,081	202
Total non-interest expense	$114,213	$102,548	$11,665	$227,127	$200,697	$26,430
Total non-interest expense for the three months ended June 30, 2019, compared to the same period in 2018, increased $11.7 million, or 11.4%. This increase primarily relates to salaries and employee benefits, deposit costs, and legal, professional, and directors' fees. Salaries and employee benefits have increased as the Company supports its continued growth. Full-time equivalent employees increased from 1,773 at June 30, 2018, compared to 1,806 at June 30, 2019. Deposits costs consist of fees to Promontory Interfinancial Network and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the three months ended June 30, 2019, compared to the same period in 2018, primarily relates to an increase in deposit earnings credits paid to account holders. The increase in legal, professional, and directors' fees largely relates to consulting projects aimed at the implementation of CECL and other technology initiatives that will help position the Company for continued growth.
Total non-interest expense for the six months ended June 30, 2019, compared to the same period in 2018, increased $26.4 million, or 13.2%. This increase primarily relates to salaries and employee benefits, deposit costs, legal, professional, and directors' fees, and data processing. The increase in data processing costs of $2.7 million relates to an increase in software licensing fees. The other significant increases to non-interest expense for the six months ended June 30, 2019 are due to the same factors discussed in the above paragraph for the three months ended June 30, 2019. These increases to non-interest expense were partially offset by a decrease in insurance costs of $2.1 million, which is due to the elimination of the FDIC assessment surcharge.
Income Taxes
The Company's effective tax rate was 16.76% and 19.48% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company's effective tax rate was 17.10% and 18.33%, respectively. The decrease in the effective tax rate from the three and six months ended June 30, 2018 is due primarily to investments in solar tax credits and lower state tax accruals.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2019	(in millions)
Loans, net of deferred loan fees and costs	$19,250.3	$3,937.0	$2,095.2	$2,256.7	$1,195.4
Deposits	21,439.9	6,107.0	4,188.6	2,535.9	2,008.9

At December 31, 2018
Loans, net of deferred loan fees and costs	$17,710.6	$3,647.9	$2,003.5	$2,161.1	$1,300.2
Deposits	19,177.4	5,090.2	3,996.4	2,347.5	1,839.1

	(in thousands)
Three Months Ended June 30, 2019
Pre-tax income	$147,686	$37,290	$28,403	$17,429	$13,761

Six Months Ended June 30, 2019
Pre-tax income	$294,018	$71,627	$53,760	$33,591	$26,242

Three Months Ended June 30, 2018
Pre-tax income	$130,004	$37,296	$22,267	$14,415	$11,980

Six Months Ended June 30, 2018
Pre-tax income	$251,718	$70,329	$49,930	$28,842	$22,732

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2019	(in millions)
Loans, net of deferred loan fees and costs	$214.7	$1,626.6	$1,246.5	$1,655.7	$5,015.5	$7.0
Deposits	3,047.5	—	2,853.2	—	32.4	666.4

At December 31, 2018
Loans, net of deferred loan fees and costs	$210.0	$1,547.5	$1,200.9	$1,479.9	$4,154.9	$4.7
Deposits	2,607.2	—	2,559.0	—	—	738.0

	(in thousands)
Three Months Ended June 30, 2019
Pre-tax income	$12,451	$1,434	$18,027	$10,496	$17,693	$(9,298)

Six Months Ended June 30, 2019
Pre-tax income	$24,755	$2,991	$39,822	$20,243	$31,728	$(10,741)

Three Months Ended June 30, 2018
Pre-tax income	$8,057	$1,741	$16,037	$11,126	$11,757	$(4,672)

Six Months Ended June 30, 2018
Pre-tax income	$15,715	$3,518	$30,424	$21,885	$23,846	$(15,503)
BALANCE SHEET ANALYSIS
Total assets increased $2.21 billion, or 9.5%, to $25.31 billion at June 30, 2019, compared to $23.11 billion at December 31, 2018. The increase in total assets relates primarily to organic loan growth. Loans increased $1.54 billion, or 8.7%, to $19.25 billion at June 30, 2019, compared to $17.71 billion at December 31, 2018. The increase in loans from December 31, 2018 was driven by commercial and industrial loans of $691.5 million, CRE, non-owner occupied loans of $472.1 million, residential real estate loans of $375.7 million, and construction and land development loans of $75.6 million. These increases were partially offset by a decrease in CRE, owner-occupied loans of $71.3 million.
Total liabilities increased $1.97 billion, or 9.6%, to $22.46 billion at June 30, 2019, compared to $20.50 billion at December 31, 2018. The increase in liabilities is due primarily to an increase in total deposits of $2.26 billion, or 11.8%, to $21.44 billion, all of which is attributable to organic deposit growth. This increase was partially offset by a decrease of $491.0 million in overnight borrowings.
Total stockholders’ equity increased by $237.5 million, or 9.1%, to $2.85 billion at June 30, 2019, compared to $2.61 billion at December 31, 2018. The increase in stockholders' equity relates primarily to net income for the six months ended June 30, 2019 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI, partially offset by share repurchases.
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

The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2019	December 31, 2018
	(in thousands)
Debt securities
CDO	$15,026	$15,327
Commercial MBS issued by GSEs	100,841	100,106
Corporate debt securities	98,328	99,380
Municipal securities	7,753	—
Private label residential MBS	949,762	924,594
Residential MBS issued by GSEs	1,453,316	1,530,124
Tax-exempt	997,727	841,573
Trust preferred securities	24,939	28,617
U.S. government sponsored agency securities	39,905	38,188
U.S. treasury securities	1,494	1,984
Total debt securities	$3,689,091	$3,579,893

Equity securities
CRA investments	$52,141	$51,142
Preferred stock	62,548	63,919
Total equity securities	$114,689	$115,061
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$8,454,161	$7,762,642
Commercial real estate - non-owner occupied	4,685,545	4,213,428
Commercial real estate - owner occupied	2,254,126	2,325,380
Construction and land development	2,210,355	2,134,753
Residential real estate	1,580,104	1,204,355
Consumer	65,959	70,071
Loans, net of deferred loan fees and costs	19,250,250	17,710,629
Allowance for credit losses	(160,409)	(152,717)
Total loans HFI	$19,089,841	$17,557,912
Net deferred loan fees/costs as of June 30, 2019 and December 31, 2018 total $40.2 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase premiums/discounts on secondary market loan purchases total $11.3 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $5.1 million and $7.1 million as of June 30, 2019 and December 31, 2018, respectively. Credit marks were $10.6 million and $14.6 million as of June 30, 2019 and December 31, 2018, respectively.

Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended June 30, 2019 and December 31, 2018, CRE related loans accounted for approximately 48% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 32% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2019 and December 31, 2018, respectively.
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
Total non-performing loans increased by $39.2 million, or 60.5%, at June 30, 2019 to $104.0 million from $64.8 million at December 31, 2018.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Total non-accrual loans (1)	$51,825	$27,746
Loans past due 90 days or more on accrual status	—	594
Accruing troubled debt restructured loans	52,200	36,458
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	104,025	64,798
Other impaired loans	22,406	47,454
Total impaired loans	$126,431	$112,252
Other assets acquired through foreclosure, net	$17,707	$17,924
Non-accrual loans to gross loans held for investment	0.27%	0.16%
Loans past due 90 days or more on accrual status to gross loans held for investment	—	0.00

(1)	Includes non-accrual TDR loans of $9.5 million and $8.0 million at June 30, 2019 and December 31, 2018, respectively.
Interest income that would have been recorded under the original terms of non-accrual loans was $0.5 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	June 30, 2019			December 31, 2018
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$13,168	25.41%	0.07%	$15,090	54.39%	0.09%
Commercial real estate	28,600	55.19	0.15	—	—	—
Construction and land development	2,277	4.38	0.01	476	1.71	0.00
Residential real estate	7,652	14.77	0.04	11,939	43.03	0.07
Consumer	128	0.25	0.00	241	0.87	0.00
Total non-accrual loans	$51,825	100.00%	0.27%	$27,746	100.00%	0.16%

	June 30, 2019		December 31, 2018
	Nonaccrual Loans	Percent of Segment's Total Loans	Nonaccrual Loans	Percent of Segment's Total Loans
	(dollars in thousands)
Arizona	$26,000	0.66%	$8,312	0.23%
Nevada	12,701	0.61	6,374	0.32
Southern California	3,124	0.14	8,564	0.40
Northern California	7,586	0.63	4,255	0.33
Public & Nonprofit Finance	2,277	0.14	—	—
Technology and Innovation	19	0.00	—	—
Other NBLs	118	0.00	241	0.00
Total non-accrual loans	$51,825	0.27%	$27,746	0.16%
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
As of June 30, 2019 and December 31, 2018, the aggregate amount of loans classified as impaired was $126.4 million and $112.3 million, respectively. The total specific allowance for credit losses related to these loans was $1.9 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively. The Company had $52.2 million and $36.5 million in loans classified as accruing restructured loans at June 30, 2019 and December 31, 2018, respectively.

Impaired loans by segment at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Arizona	$48,604	$34,899
Nevada	54,695	33,860
Southern California	10,476	8,576
Northern California	8,256	4,928
Public & Nonprofit Finance	2,277	—
Technology & Innovation	2,005	29,748
Other NBLs	118	241
Total impaired loans	$126,431	$112,252
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	June 30, 2019
	Impaired Balance	Percent of Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$33,700	26.65%	0.18%	$603	32.52%	0.38%
Commercial real estate	50,692	40.10	0.26	157	8.47	0.10
Construction and land development	26,921	21.30	0.14	810	43.69	0.50
Residential real estate	14,963	11.83	0.08	275	14.83	0.17
Consumer	155	0.12	—	9	0.49	0.01
Total impaired loans	$126,431	100.00%	0.66%	$1,854	100.00%	1.16%

	December 31, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$63,896	56.92%	0.36%	$621	91.19%	0.41%
Commercial real estate	18,937	16.87	0.11	—	—	—
Construction and land development	9,403	8.38	0.05	—	—	—
Residential real estate	19,744	17.59	0.11	60	8.81	0.04
Consumer	272	0.24	0.00	—	—	—
Total impaired loans	$112,252	100.00%	0.63%	$681	100.00%	0.45%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$154,987	$144,659	$152,717	$140,050
Provision charged to operating expense:
Commercial and industrial	3,904	4,227	(313)	7,370
Commercial real estate	2,952	(902)	5,537	346
Construction and land development	140	(442)	3,655	1,252
Residential real estate	(30)	2,074	1,795	1,973
Consumer	34	43	(174)	59
Total Provision	7,000	5,000	10,500	11,000
Recoveries of loans previously charged-off:
Commercial and industrial	(495)	(916)	(972)	(1,376)
Commercial real estate	(439)	(246)	(892)	(371)
Construction and land development	(9)	(8)	(64)	(1,397)
Residential real estate	(27)	(141)	(120)	(390)
Consumer	(8)	(14)	(13)	(25)
Total recoveries	(978)	(1,325)	(2,061)	(3,559)
Loans charged-off:
Commercial and industrial	2,018	2,777	4,142	6,295
Commercial real estate	—	233	—	233
Construction and land development	141	1	141	1
Residential real estate	397	885	585	992
Consumer	—	5	1	5
Total charged-off	2,556	3,901	4,869	7,526
Net charge-offs	1,578	2,576	2,808	3,967
Balance at end of period	$160,409	$147,083	$160,409	$147,083
Net charge-offs to average loans outstanding	0.03%	0.07%	0.03%	0.05%
Allowance for credit losses to gross loans	0.83	0.91
Allowance for credit losses to gross organic loans	0.87	0.99

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
June 30, 2019
Allowance for credit losses	$79,635	$41,258	$26,091	$12,606	$819	$160,409
Percent of total allowance for credit losses	49.6%	25.7%	16.3%	7.9%	0.5%	100.0%
Percent of loan type to total loans	43.9	36.1	11.5	8.2	0.3	100.0
December 31, 2018
Allowance for credit losses	$83,118	$34,829	$22,513	$11,276	$981	$152,717
Percent of total allowance for credit losses	54.4%	22.8%	14.8%	7.4%	0.6%	100.0%
Percent of loan type to total loans	43.8	36.9	12.1	6.8	0.4	100.0
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

	June 30, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	97	$73,016	30.17%	0.38%
Commercial real estate	49	132,796	54.87	0.69
Construction and land development	17	35,807	14.79	0.19
Residential real estate	2	384	0.16	0.00
Consumer	1	22	0.01	0.00
Total	166	$242,025	100.00%	1.26%

	December 31, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	107	$125,585	62.37%	0.71%
Commercial real estate	42	71,116	35.32	0.40
Construction and land development	3	4,040	2.01	0.02
Residential real estate	1	527	0.26	0.00
Consumer	2	75	0.04	0.00
Total	155	$201,343	100.00%	1.13%

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $8.5 million at June 30, 2019, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2019 and 2018, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of June 30, 2019, the net deferred tax asset was $9.3 million, a decrease of $22.7 million from December 31, 2018. This overall decrease in the net deferred tax asset was primarily the result of an increase in the fair market value of AFS securities.
At June 30, 2019 and December 31, 2018, respectively, the Company had a $2.4 million deferred tax valuation allowance related to net capital loss carryovers.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $21.44 billion at June 30, 2019, from $19.18 billion at December 31, 2018, an increase of $2.26 billion, or 11.8%. The increase in deposits is attributable to an increase across most deposit types, with the largest increases in non-interest bearing deposits of $1.22 billion, savings and money market deposits of $567.6 million, and certificates of deposit of $503.7 million from December 31, 2018, partially offset by a decrease in interest-bearing deposits of $30.0 million.
At June 30, 2019 and December 31, 2018, the Company also has $679.4 million and $718.2 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $3.48 billion and $2.29 billion at June 30, 2019 and December 31, 2018, respectively. The Company incurred $7.4 million and $3.9 million in deposit related costs during the three months ended June 30, 2019 and 2018, respectively, and $12.9 million and $6.6 million in deposit related costs during the six months ended June 30, 2019 and 2018, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2019		2018
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$2,551,231	0.87%	$1,824,748	0.52%
Savings and money market accounts	7,650,472	1.29	6,126,342	0.81
Certificates of deposit	2,271,075	2.06	1,714,805	1.21
Total interest-bearing deposits	12,472,778	1.35	9,665,895	0.82
Non-interest-bearing demand deposits	7,869,266	—	7,611,959	—
Total deposits	$20,342,044	0.83%	$17,277,854	0.46%

	Six Months Ended June 30,
	2019		2018
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$2,523,692	0.89%	$1,740,204	0.43%
Savings and money market accounts	7,549,119	1.25	6,176,199	0.69
Certificates of deposit	2,045,683	1.96	1,647,745	1.11
Total interest-bearing deposits	12,118,494	1.29	9,564,148	0.72
Non-interest-bearing demand deposits	7,713,291	—	7,561,567	—
Total deposits	$19,831,785	0.79%	$17,125,715	0.40%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2019, total short-term borrowed funds consist of customer repurchase agreements of $13.9 million. At December 31, 2018, total short-term borrowed funds consisted of federal funds purchased of $256.0 million, FHLB overnight advances of $235.0 million, and customer repurchase agreements of $22.4 million.
As of June 30, 2019 and December 31, 2018, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2019, the carrying value of qualifying debt was $387.2 million, compared to $360.5 million at December 31, 2018.

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
As of June 30, 2019 and December 31, 2018, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
June 30, 2019
WAL	$3,084,939	$2,608,359	$23,851,943	$23,768,505	12.9%	10.9%	11.0%	10.6%
WAB	2,814,447	2,494,850	23,903,339	23,803,670	11.8	10.4	10.5	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2018
WAL	$2,897,356	$2,431,320	$21,983,976	$22,204,799	13.2%	11.1%	10.9%	10.7%
WAB	2,628,650	2,317,745	22,040,765	22,209,700	11.9	10.5	10.4	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	June 30, 2019
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks
Committed amounts	$261.0	$—
Uncommitted amounts	749.0	—
Total other lines with correspondent banks	$1,010.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2019 are presented in the following table:

June 30, 2019
(in millions)
FHLB:
Borrowing capacity	$3,202.7
Outstanding borrowings	—
Letters of credit	171.0
Total available credit	$3,031.7

FRB:
Borrowing capacity	$1,328.9
Outstanding borrowings	—
Total available credit	$1,328.9
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2019, there was $3.46 billion in liquid assets, comprised of $1.07 billion in cash, cash equivalents, and federal funds sold and $2.39 billion in unpledged marketable securities. At December 31, 2018, the Company maintained $3.03 billion in liquid assets, comprised of $498.6 million of cash, cash equivalents, and money market investments, and $2.53 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2019, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2019 and 2018, net cash provided by operating activities was $330.3 million and $247.4 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the six months ended June 30, 2019 and 2018 was $1.46 billion and $968.7 million, respectively. There was a net decrease in investment securities for the six months ended June 30, 2019 and 2018 of $69.9 million and $56.5 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2019 and 2018, net deposits increased $2.26 billion and $1.11 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2019, the Company has $338.5 million of CDARS and $648.7 million of ICS deposits.
As of June 30, 2019, the Company has $679.4 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended June 30, 2019, WAB paid dividends to the Parent of $30.0 million. During the six months ended June 30, 2019, WAB paid dividends to the Parent of $70.0 million. Subsequent to June 30, 2019, WAB paid dividends to the Parent of $30.0 million.

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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2019, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At June 30, 2019, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company’s net interest income exposure in the down-rate scenario was not within the Company’s guideline of (5.0)%. The breach is the result of higher modeled sensitivity on our floating-rate asset yields versus interest-rate bearing deposit costs. Interest-rate bearing deposit rates are modeled to decrease with a lag to federal funds rate decreases and with a lower than experienced beta applied to the rate change. The Board and ALCO have accepted the breach and believe that deposit costs will be more sensitive than modeled, as rates are not expected to decrease with such a large instantaneous shock, realized deposit betas will be closer to those most recently realized (higher than model), and deposit pricing lags will be shorter than model.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$1,127,419	$1,245,346	$1,383,364	$1,521,891	$1,661,005	$1,800,461
Interest Expense	143,474	191,999	244,676	297,349	350,015	402,675
Net Interest Income	$983,945	$1,053,347	$1,138,688	$1,224,542	$1,310,990	$1,397,786
% Change	(6.6)%		8.1%	16.3%	24.5%	32.7%
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
At June 30, 2019, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2019:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$25,994,440	$25,511,020	$25,013,792	$24,531,441	$24,084,744	$23,661,656
Liabilities	21,288,013	20,747,783	20,298,936	19,909,387	19,568,967	19,270,374
Net Present Value	$4,706,427	$4,763,237	$4,714,856	$4,622,054	$4,515,777	$4,391,282
% Change	(1.2)%		(1.0)%	(3.0)%	(5.2)%	(7.8)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2019 and December 31, 2018:
Outstanding Derivatives Positions

June 30, 2019			December 31, 2018
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$985,797	$(61,202)	15.7	$1,017,773	$(42,477)	15.8

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2019, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	(a)	(b)	( c)	(d)
	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2019 through 4/30/2019	2,997	$47.33	—	176,418,392
5/1/2019 through 5/31/2019	657,836	43.02	657,688	148,122,876
6/1/2019 through 6/30/2019	135,000	41.81	135,000	142,478,121
Total	795,833	$42.83	792,688	142,478,121

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

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 10-K filed with the SEC on March 1, 2019.

3.2	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.3	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.

**	Furnished herewith.

±	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

August 1, 2019	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Executive Officer

August 1, 2019	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman
Chief Financial Officer

August 1, 2019	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer