Form 10-Q
period 2019-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2019-10-31
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2019, Western Alliance Bancorporation had 102,637,384 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	GSE	Government-Sponsored Enterprise
ALCO	Asset and Liability Management Committee	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
APIC	Additional paid in capital	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
Basel III	Banking Supervision's December 2010 final capital framework	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	NBL	National Business Lines
CEO	Chief Executive Officer	NOL	Net Operating Loss
CFO	Chief Financial Officer	NPV	Net Present Value
CRA	Community Reinvestment Act	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
EPS	Earnings per share	OTTI	Other-than-Temporary Impairment
EVE	Economic Value of Equity	PCI	Purchased Credit Impaired
Exchange Act	Securities Exchange Act of 1934, as amended	PPNR	Pre-Provision Net Revenue
FASB	Financial Accounting Standards Board	ROU	Right of use
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FHLMC	Federal Home Loan Mortgage Corporation	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	SERP	Supplemental Executive Retirement Plan
FRB	Federal Reserve Bank	SR	Supervision and Regulation Letters
FVO	Fair Value Option	TDR	Troubled Debt Restructuring
GAAP	U.S. Generally Accepted Accounting Principles	TEB	Tax Equivalent Basis
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$244,319	$180,053
Interest-bearing deposits in other financial institutions	627,740	318,519
Cash, cash equivalents, and restricted cash	872,059	498,572
Money market investments	—	7
Investment securities - AFS, at fair value; amortized cost of $3,475,037 at September 30, 2019 and $3,339,888 at December 31, 2018	3,512,828	3,276,988
Investment securities - HTM, at amortized cost; fair value of $482,069 at September 30, 2019 and $298,648 at December 31, 2018	442,396	302,905
Investment securities - equity	126,502	115,061
Investments in restricted stock, at cost	66,375	66,132
Loans - HFS	21,803	—
Loans, net of deferred loan fees and costs	20,131,058	17,710,629
Less: allowance for credit losses	(165,021)	(152,717)
Net loans held for investment	19,966,037	17,557,912
Premises and equipment, net	125,063	119,474
Operating lease right of use asset	74,548	—
Other assets acquired through foreclosure, net	15,483	17,924
Bank owned life insurance	173,083	170,145
Goodwill	289,895	289,895
Other intangible assets, net	8,099	9,260
Deferred tax assets, net	3,672	31,990
Investments in LIHTC	338,565	342,381
Other assets	287,837	310,840
Total assets	$26,324,245	$23,109,486
Liabilities:
Deposits:
Non-interest-bearing demand	$8,755,671	$7,456,141
Interest-bearing	13,685,143	11,721,306
Total deposits	22,440,814	19,177,447
Customer repurchase agreements	14,982	22,411
Other borrowings	—	491,000
Qualifying debt	388,856	360,458
Operating lease liability	79,803	—
Other liabilities	476,727	444,436
Total liabilities	23,401,182	20,495,752
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 104,642,039 shares issued at September 30, 2019 and 106,741,870 at December 31, 2018	10	10
Treasury stock, at cost (2,002,614 shares at September 30, 2019 and 1,793,231 shares at December 31, 2018)	(62,665)	(53,083)
Additional paid in capital	1,368,191	1,417,724
Accumulated other comprehensive income (loss)	35,599	(33,622)
Retained earnings	1,581,928	1,282,705
Total stockholders’ equity	2,923,063	2,613,734
Total liabilities and stockholders’ equity	$26,324,245	$23,109,486
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$278,932	$234,709	$808,099	$662,703
Investment securities	28,928	26,100	84,929	77,847
Dividends	1,289	1,831	4,452	5,506
Other	6,459	2,576	12,144	5,459
Total interest income	315,608	265,216	909,624	751,515
Interest expense:
Deposits	43,354	25,266	121,030	59,288
Other borrowings	34	90	1,344	3,352
Qualifying debt	5,785	5,794	17,898	16,458
Other	13	28	913	51
Total interest expense	49,186	31,178	141,185	79,149
Net interest income	266,422	234,038	768,439	672,366
Provision for credit losses	4,000	6,000	14,500	17,000
Net interest income after provision for credit losses	262,422	228,038	753,939	655,366
Non-interest income:
Service charges and fees	5,888	5,267	17,121	16,684
Income from equity investments	3,742	1,440	6,619	5,417
Card income	1,729	2,138	5,195	6,143
Foreign currency income	1,321	1,092	3,564	3,475
Income from bank owned life insurance	979	868	2,938	2,963
Lending related income and gains (losses) on sale of loans, net	539	1,422	1,343	3,447
Gain (loss) on sales of investment securities, net	3,152	(7,232)	3,152	(7,232)
Unrealized gains (losses) on assets measured at fair value, net	222	(1,212)	4,628	(2,971)
Other income	1,869	635	4,509	1,579
Total non-interest income	19,441	4,418	49,069	29,505
Non-interest expense:
Salaries and employee benefits	70,978	64,762	205,328	188,680
Deposit costs	11,537	4,848	24,930	11,888
Occupancy	8,263	7,406	24,251	21,671
Legal, professional, and directors' fees	8,248	7,907	26,885	21,856
Data processing	7,095	5,895	20,563	16,688
Insurance	3,071	3,712	8,691	11,466
Loan and repossessed asset expenses	1,953	1,230	5,419	2,830
Business development	1,443	1,381	4,972	4,523
Marketing	842	687	2,640	2,429
Card expense	548	1,282	1,892	3,305
Intangible amortization	387	398	1,161	1,195
Net loss (gain) on sales / valuations of repossessed and other assets	3,379	(67)	2,856	(1,474)
Other expense	8,211	14,400	23,494	29,481
Total non-interest expense	125,955	113,841	353,082	314,538
Income before provision for income taxes	155,908	118,615	449,926	370,333
Income tax expense	28,533	7,492	78,819	53,631
Net income	$127,375	$111,123	$371,107	$316,702

Earnings per share:
Basic	$1.25	$1.06	$3.60	$3.03
Diluted	1.24	1.05	3.59	3.00
Weighted average number of common shares outstanding:
Basic	102,041	104,768	103,024	104,664
Diluted	102,451	105,448	103,468	105,398
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$127,375	$111,123	$371,107	$316,702
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(3,592), $7,337, $(25,523), $23,438, respectively	11,014	(22,462)	78,314	(71,765)
Unrealized (loss) gain on SERP, net of tax effect of $6, $4, $18, $10, respectively	(18)	(12)	(53)	(35)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(196), $661, $2,173, $(61), respectively	598	(2,028)	(6,664)	186
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $776, $(1,778), $776, $(1,778), respectively	(2,376)	5,454	(2,376)	5,454
Net other comprehensive income (loss)	9,218	(19,048)	69,221	(66,160)
Comprehensive income	$136,593	$92,075	$440,328	$250,542
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, June 30, 2018	105,876	$10	$1,438,857	$(50,971)	$(51,315)	$1,055,103	$2,391,684
Net income	—	—	—	—	—	111,123	111,123
Restricted stock, performance stock units, and other grants, net	3	—	5,698	—	—	—	5,698
Restricted stock surrendered (1)	(18)	—	—	(1,064)	—	—	(1,064)
Other comprehensive loss, net	—	—	—	—	(19,048)	—	(19,048)
Balance, September 30, 2018	105,861	$10	$1,444,555	$(52,035)	$(70,363)	$1,166,226	$2,488,393

Balance, June 30, 2019	103,654	$10	$1,372,037	$(61,134)	$26,381	$1,513,970	$2,851,264
Net income	—	—	—	—	—	127,375	127,375
Exercise of stock options	1	—	19	—	—	—	19
Restricted stock, performance stock unit, and other grants, net	17	—	6,060	—	—	—	6,060
Restricted stock surrendered (1)	(33)	—	—	(1,531)	—	—	(1,531)
Stock repurchase	(1,000)	—	(9,925)	—	—	(33,733)	(43,658)
Dividends paid	—	—	—	—	—	(25,684)	(25,684)
Other comprehensive income, net	—	—	—	—	9,218	—	9,218
Balance, September 30, 2019	102,639	$10	$1,368,191	$(62,665)	$35,599	$1,581,928	$2,923,063

	Nine Months Ended September 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (2)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	316,702	316,702
Exercise of stock options	21	—	534	—	—	—	534
Restricted stock, performance stock unit, and other grants, net	554	—	19,481	—	—	—	19,481
Restricted stock surrendered (1)	(201)	—	—	(11,862)	—	—	(11,862)
Other comprehensive loss, net	—	—	—	—	(66,160)	—	(66,160)
Balance, September 30, 2018	105,861	$10	$1,444,555	$(52,035)	$(70,363)	$1,166,226	$2,488,393

Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734
Net income	—	—	—	—	—	371,107	371,107
Exercise of stock options	2	—	55	—	—	—	55
Restricted stock, performance stock units, and other grants, net	631	—	19,783	—	—	—	19,783
Restricted stock surrendered (1)	(209)	—	—	(9,582)	—	—	(9,582)
Stock repurchase	(2,734)	—	(69,371)	—	—	(46,200)	(115,571)
Dividends paid	—	—	—	—	—	(25,684)	(25,684)
Other comprehensive income, net	—	—	—	—	69,221	—	69,221
Balance, September 30, 2019	102,639	$10	$1,368,191	$(62,665)	$35,599	$1,581,928	$2,923,063

(1)	Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.

(2)
As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$371,107	$316,702
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	14,500	17,000
Depreciation and amortization	13,512	10,460
Stock-based compensation	19,783	19,481
Deferred income taxes	5,757	(16,107)
Amortization of net premiums for investment securities	11,031	10,795
Amortization of tax credit investments	33,551	26,546
Amortization of operating lease right of use asset	7,704	—
Accretion of fair market value adjustments on loans acquired from business combinations	(10,141)	(14,099)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	1,392	1,427
Income from bank owned life insurance	(2,938)	(2,963)
Losses / (Gains) on:
Sales of investment securities	(3,152)	7,232
Assets measured at fair value, net	(4,628)	2,971
Sale of loans	530	(2,434)
Other assets acquired through foreclosure, net	(628)	(1,464)
Valuation adjustments of other repossessed assets, net	3,221	32
Sale of premises, equipment, and other assets, net	263	(42)
Changes in other assets and liabilities, net	73,641	20,743
Net cash provided by operating activities	$534,505	$396,280
Cash flows from investing activities:
Investment securities - AFS
Purchases	(746,445)	(251,413)
Principal pay downs and maturities	453,307	329,958
Proceeds from sales	150,377	44,308
Investment securities - HTM
Purchases	(100,460)	(34,275)
Principal pay downs and maturities	18,206	754
Proceeds from sales	10,000	—
Equity securities carried at fair value
Purchases	(10,662)	(71,727)
Redemption of principal (reinvestment of dividends)	4,535	(426)
Purchase of investment tax credits	(88,074)	(66,456)
Purchase of SBIC investments	(5,298)	(3,063)
Sale (purchase) of money market investments, net	7	(5)
Proceeds from bank owned life insurance	—	1,655
(Purchase) liquidation of restricted stock, net	(244)	(208)
Loan fundings and principal collections, net	(2,445,769)	(1,591,733)
Purchase of premises, equipment, and other assets, net	(15,282)	(8,319)
Proceeds from sale of other real estate owned and repossessed assets, net	628	8,793
Net cash used in investing activities	$(2,775,174)	$(1,642,157)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$3,263,367	$1,936,048
Net (decrease) increase in borrowings	(498,429)	(395,047)
Proceeds from exercise of common stock options	55	534
Cash paid for tax withholding on vested restricted stock	(9,582)	(11,862)
Common stock repurchases	(115,571)	—
Cash dividends paid on common stock	(25,684)	—
Net cash provided by financing activities	$2,614,156	$1,529,673
Net increase (decrease) in cash, cash equivalents, and restricted cash	373,487	283,796
Cash, cash equivalents, and restricted cash at beginning of period	498,572	416,768
Cash, cash equivalents, and restricted cash at end of period	$872,059	$700,564
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$144,680	$81,247
Income taxes, net of refunds	(26,228)	14,658
Non-cash operating, investing, and financing activity:
Transfers to other assets acquired through foreclosure, net	898	5,744
Unfunded commitments originated	148,110	65,639
Change in unrealized gain (loss) on AFS securities, net of tax	75,938	(66,311)
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(6,664)	186
Net increase (decrease) in unfunded obligations	(33,312)	82,270
Non-cash charitable contribution	—	6,895
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are particularly susceptible to significant changes in the near term relate to: the determination of the allowance for credit losses; certain assets and liabilities carried at fair value; and accounting for income taxes.
Principles of consolidation
As of September 30, 2019, WAL has the following significant wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2019 and 2018 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company's audited Consolidated Financial Statements.
Investment securities
Investment securities include debt securities and equity securities. Debt securities may be classified as HTM, AFS, or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost. The sale of an HTM security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
Securities classified as AFS or trading securities are reported as an asset in the Consolidated Balance Sheet at their estimated fair value. As the fair values of AFS debt securities change, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security, adjusted for prepayment estimates, using the interest method.
In estimating whether there are any OTTI losses, management considers the: 1) length of time and the extent to which the fair value has been less than amortized cost; 2) financial condition and near term prospects of the issuer; 3) impact of changes in market interest rates; and 4) intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and whether it is not more likely than not the Company would be required to sell the security.
Declines in the fair value of individual AFS securities that are deemed to be other-than-temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in fair value of the debt security related to: 1) credit loss is recognized in earnings; and 2) interest rate, market, or other factors is recognized in OCI.
For individual debt securities where the Company either intends to sell the security or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized in income on a cash basis.
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

Loans held for sale

Loans held for sale consist of loans that the Company originates (or acquires) and intends to sell. These loans are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower. Gains and losses on the sale of loans are recognized pursuant to ASC 860, Transfers and Servicing. Interest income on these loans is accrued daily and loan origination fees and costs are deferred and included in the cost basis of the loan. The Company issues various representations and warranties associated with these loan sales. The Company has not experienced any losses as a result of these representations and warranties.
Loans held for investment
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
The Company may also acquire loans through a business combination. These acquired loans are recorded at their estimated fair value on the date of purchase, which is comprised of unpaid principal adjusted for estimated credit losses and interest rate fair value adjustments. Loans are evaluated individually at the acquisition date to determine if there has been credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment losses. The Company may not carry over or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For purchased loans that are not deemed impaired at the acquisition date, fair value adjustments attributable to both credit and interest rates are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
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
Troubled Debt Restructured Loans: A TDR loan is a loan in which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. A TDR loan is also considered impaired. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt. However, such loans continue to be considered impaired. Consistent with regulatory guidance, a TDR loan that is subsequently modified in another restructuring agreement but has shown sustained performance and classification as a TDR, will be removed from TDR status provided that the modified terms were market-based at the time of modification.
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
The allowance consists of specific and general components. The specific allowance applies to impaired loans. For impaired collateral dependent loans, the reserve is calculated based on the collateral value, net of estimated disposition costs. Generally, the Company obtains an independent collateral valuation analysis for each loan over a specified dollar threshold every 12 months. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate.
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
Leases (lessee)
At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding ROU asset and operating lease liability are recorded in separate line items on the Consolidated Balance Sheet. A ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentives that are paid or are payable to the Company. Variable lease payments that depend on an index or rate such as the Consumer Price Index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis as part of occupancy expense over the lease term.
As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the options will be exercised.
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
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are initially reported at the fair value of the asset less estimated selling costs. Subsequent adjustments are based on the lower of carrying value or fair value less estimated costs to sell the property. Costs related to the development or improvement of the assets are capitalized and costs related to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and valuation allowances.
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company can first elect to assess, through qualitative factors, whether it is more likely than not that goodwill is impaired. If the qualitative assessment indicates potential impairment, a quantitative impairment test is necessary. If, based on the quantitative test, a reporting unit's carrying amount exceeds its fair value, a goodwill impairment charge for this difference is recorded to current period earnings as non-interest expense.
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three and nine months ended September 30, 2019 or 2018.
Treasury shares
The Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Treasury shares are carried at cost.
Common Stock Repurchases
On December 11, 2018, the Company adopted its common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250.0 million of its shares of common stock. All shares repurchased under the plan are retired upon settlement. The Company has elected the method to allocate the excess of the repurchase price over the par value of its common stock between APIC and retained earnings, with the portion allocated to APIC limited to the amount of APIC that was recorded at the time that the shares were initially issued, on a last-in, first-out basis.
Derivative financial instruments
The Company uses interest rate swaps to mitigate interest rate risk associated with changes to the fair value of certain fixed-rate financial instruments (fair value hedges).
The Company recognizes derivatives as assets or liabilities on the Consolidated Balance Sheet at their fair value in accordance with ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value of the hedged item are recognized in earnings as non-interest income during the period of the change.
The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction after the derivative contract is executed.

At inception, the Company performs a quantitative assessment to determine whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively. After the initial quantitative assessment is performed, on a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty's risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. The Company discontinues hedge accounting prospectively when it is determined that a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative instrument continues to be reported at fair value on the Consolidated Balance Sheet, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change.
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
Off-balance sheet instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Financial Statements when they are funded. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the Consolidated Balance Sheet. Losses could be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and, in certain instances, may be unconditionally cancelable. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2019 and December 31, 2018. The estimated fair value amounts for September 30, 2019 and December 31, 2018 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 13. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash, cash equivalents, and restricted cash
The carrying amounts reported on the Consolidated Balance Sheets for cash and due from banks approximate their fair value.
Money market investments
The carrying amounts reported on the Consolidated Balance Sheets for money market investments approximate their fair value.
Investment securities
The fair values of CRA investments, exchange-listed preferred stock, trust preferred securities, and certain corporate debt securities are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
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
Loans
The fair value of loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy, excluding impaired loans, which are categorized as Level 3.
Accrued interest receivable and payable
The carrying amounts reported on the Consolidated Balance Sheets for accrued interest receivable and payable approximate their fair value.
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

Subordinated debt
The fair value of subordinated debt is based on the market rate for the respective subordinated debt security. Subordinated debt has been categorized as Level 2 in the fair value hierarchy.
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

Recent accounting pronouncements
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, to coordinate and facilitate all phases of planning and implementation of the new guidance. The Company has completed its loan portfolio stratification, with methodologies for measuring expected credit losses that include a combination of third-party vended models, internally-developed models, and simplified approaches and the Company is substantially complete with respect to model validation efforts, subject to addressing matters identified. In addition, the Company has completed four quarterly pre-production runs, and based on these results, expects that the adoption of CECL will have less than a 25 basis point impact to the Company's common equity Tier 1 ratio. This impact does not take into consideration results of any qualitative factor updates and is based on the Company's current mix of assets and risk profiles for these asset classes as well as the scenario weights and macroeconomic forecasts being utilized. As the impact to the Company is not expected to be significant, management anticipates that it will elect to take the full charge to regulatory capital at the adoption date. In the remaining three months prior to adoption of ASU 2016-13 will be addressing model findings and finalizing the implementation of the Company's internal control CECL framework. The implementation team is also in the process of finalizing the Company's accounting policies, governance processes, and other related CECL impacts.
In August 2018, the FASB issued guidance within ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within ASU 2018-13 remove, modify, and supplement the disclosure requirements for fair value measurements. Disclosure requirements that were removed include: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy for timing of transfers between levels; and 3) the valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is intended to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosure requirements include: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. With the exception of the above additional disclosure requirements, which will be applied prospectively, all other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued guidance within ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in this Update also require that the capitalized implementation costs of a hosting arrangement that is a service contract be expensed over the term of the hosting arrangement. Presentation requirements include: 1) expense related to the capitalized implementation costs should be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement; 2) payments for capitalized implementation costs in the statement of cash flows should be classified in the same manner as payments made for fees associated with the hosting element; and 3) capitalized implementation costs in the statement of financial position should be presented in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In April 2019, the FASB issued guidance within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in ASU 2019-04 clarify or correct the guidance in these Topics. With respect to Topic 326, ASU 2019-04 addresses a number of issues as it relates to the CECL standard including consideration of accrued interest, recoveries, variable-rate financial instruments, prepayments, and extension and renewal options, among other things, in the measurement of expected credit losses. The amendments to Topic 326 have the same effective dates as ASU 2016-13 and are not expected to have a significant impact on the Company’s Consolidated Financial Statements. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies issues related to partial-term hedges, hedged debt securities, and transitioning from a quantitative method of assessing hedge effectiveness to a more simplified method. The Company does not have partial-term hedges or any hedged debt securities and the transition issues discussed in the ASU 2019-04 are not applicable to the Company. Accordingly, the amendments to Topic 815 will not have an impact on the Company's Consolidated Financial Statements. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses: 1) the scope of the guidance; 2) the requirement for remeasurement under ASC 820 when using the measurement alternative; 3) certain disclosure requirements; and 4) which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
Recently adopted accounting guidance
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company adopted the amendments to Topic 842 on January 1, 2019 using the modified retrospective approach. The Company elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted. The Company also elected to apply the package of practical expedients permitting entities to forgo reassessment of: 1) expired or existing contracts that may contain leases; 2) lease classification of expired or existing leases; and 3) initial direct costs for any existing leases. The Company established internal controls and implemented lease accounting software to facilitate the preparation of financial information and disclosures related to leases. The most significant impact of the new standard on the Company’s Consolidated Financial Statements was the recognition of a ROU asset and lease liability for operating leases for which the Company is the lessee. The accounting for finance and operating leases for which the Company is the lessor remains substantially unchanged. Upon adoption of this guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $42.5 million and $46.1 million, respectively, on the Consolidated Balance Sheet. No cumulative effect adjustment to retained earnings resulted from adoption of this guidance. The new standard did not have a material impact on the Company’s results of operations or cash flows.
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As of September 30, 2019, the Company does not hold these types of securities; therefore, adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
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
In July 2018, the FASB issued guidance within ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 are intended to clarify or correct unintended guidance in the FASB Codification and affect a wide variety of Topics in the Codification. The topics that are applicable to the Company include: 1) debt modifications and extinguishments; 2) stock compensation; and 3) derivatives and hedging. For debt modifications and extinguishments, the amendment clarifies that, in an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is equal to its fair value at the reacquisition date, and upon extinguishment, the cumulative amount of the gain or loss on the extinguished debt that resulted from changes in instrument-specific credit risk should be presented in net income. The Company has junior subordinated debt that is recorded at fair value at each reporting period due to election of the FVO. Accordingly, if, in the future, the Company chooses to repay this debt prior to its contractual maturity, this amendment would be applicable. For stock compensation, the amendment clarifies that excess tax benefits or tax deficiencies should be recognized in the period in which the amount of the tax deduction is determined, which is typically when an award is exercised (in the case of share options) or vests (in the case of non-vested stock awards). The Company already records excess tax benefits or tax deficiencies in the periods in which the tax deduction is determined. Therefore, adoption of this amendment did not have an effect on the Company's accounting for excess tax benefits or tax deficiencies. For derivatives and hedging, previous guidance permits derivatives to be offset only when all four conditions (including the intent to set off) are met. This amendment clarifies that the intent to set off is not required to offset fair value amounts recognized for derivative instruments that are executed with the same counterparty under a master netting agreement. This amendment did not have an effect on the offsetting of the Company's derivative assets and liabilities.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$442,396	$39,673	$—	$482,069

Available-for-sale debt securities
CDO	$50	$14,976	$—	$15,026
Commercial MBS issued by GSEs	99,229	608	(726)	99,111
Corporate debt securities	105,018	110	(7,290)	97,838
Municipal securities	7,491	427	—	7,918
Private label residential MBS	1,131,093	4,493	(4,603)	1,130,983
Residential MBS issued by GSEs	1,559,868	14,734	(2,847)	1,571,755
Tax-exempt	499,290	25,076	(370)	523,996
Trust preferred securities	32,000	—	(6,798)	25,202
U.S. government sponsored agency securities	40,000	2	—	40,002
U.S. treasury securities	998	—	(1)	997
Total AFS debt securities	$3,475,037	$60,426	$(22,635)	$3,512,828

Equity securities
CRA investments	$52,675	$—	$(175)	$52,500
Preferred stock	70,936	3,233	(167)	74,002
Total equity securities	$123,611	$3,233	$(342)	$126,502

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$302,905	$3,163	$(7,420)	$298,648

Available-for-sale debt securities
CDO	$50	$15,277	$—	$15,327
Commercial MBS issued by GSEs	106,385	82	(6,361)	100,106
Corporate debt securities	105,029	—	(5,649)	99,380
Private label residential MBS	948,161	945	(24,512)	924,594
Residential MBS issued by GSEs	1,564,181	1,415	(35,472)	1,530,124
Tax-exempt	542,086	4,335	(7,753)	538,668
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	40,000	—	(1,812)	38,188
U.S. treasury securities	1,996	—	(12)	1,984
Total AFS debt securities	$3,339,888	$22,054	$(84,954)	$3,276,988

Equity securities
CRA investments	$52,210	$—	$(1,068)	$51,142
Preferred stock	65,954	148	(2,183)	63,919
Total equity securities	$118,164	$148	$(3,251)	$115,061

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
At September 30, 2019 and December 31, 2018, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of AFS securities in an unrealized loss position at September 30, 2019 is 146, compared to 373 at December 31, 2018. The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three and nine months ended September 30, 2019 and 2018. The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$726	$58,174	$726	$58,174
Corporate debt securities	—	—	7,290	92,710	7,290	92,710
Private label residential MBS	865	249,053	3,738	307,389	4,603	556,442
Residential MBS issued by GSEs	1,087	277,441	1,760	206,525	2,847	483,966
Tax-exempt	370	39,232	—	—	370	39,232
Trust preferred securities	—	—	6,798	25,202	6,798	25,202
U.S. treasury securities	—	—	1	997	1	997
Total AFS securities	$2,322	$565,726	$20,313	$690,997	$22,635	$1,256,723

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$3,868	$91,095	$3,552	$69,991	$7,420	$161,086

Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$6,361	$98,275	$6,361	$98,275
Corporate debt securities	16	5,013	5,633	94,367	5,649	99,380
Private label residential MBS	5,173	217,982	19,339	537,316	24,512	755,298
Residential MBS issued by GSEs	1,363	141,493	34,109	1,215,490	35,472	1,356,983
Tax-exempt	3,562	209,767	4,191	72,382	7,753	282,149
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	—	—	1,812	38,188	1,812	38,188
U.S. treasury securities	—	—	12	1,984	12	1,984
Total AFS securities	$10,114	$574,255	$74,840	$2,086,619	$84,954	$2,660,874

The amortized cost and fair value of securities as of September 30, 2019, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2019
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After one year through five years	$24,841	$25,515
After ten years	417,555	456,554
Total HTM securities	$442,396	$482,069

Available-for-sale
Due in one year or less	$3,273	$3,272
After one year through five years	23,323	23,580
After five years through ten years	191,209	184,775
After ten years	467,042	499,353
Mortgage-backed securities	2,790,190	2,801,848
Total AFS securities	$3,475,037	$3,512,828

The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$442,396	$442,396
Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,026	$—	$15,026
Commercial MBS issued by GSEs	—	99,111	—	—	—	—	—	99,111
Corporate debt securities	—	—	—	64,862	32,976	—	—	97,838
Municipal securities	—	—	—	—	—	—	7,918	7,918
Private label residential MBS	1,096,488	—	32,134	226	856	1,279	—	1,130,983
Residential MBS issued by GSEs	—	1,571,755	—	—	—	—	—	1,571,755
Tax-exempt	52,837	2,873	305,097	163,189	—	—	—	523,996
Trust preferred securities	—	—	—	—	25,202	—	—	25,202
U.S. government sponsored agency securities	—	40,002	—	—	—	—	—	40,002
U.S. treasury securities	—	997	—	—	—	—	—	997
Total AFS securities (1)	$1,149,325	$1,714,738	$337,231	$228,277	$59,034	$16,305	$7,918	$3,512,828

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$27,125	$52,500
Preferred stock	—	—	—	—	60,411	4,041	9,550	74,002
Total equity securities (1)	$—	$25,375	$—	$—	$60,411	$4,041	$36,675	$126,502
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$302,905	$302,905

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,327	$—	$15,327
Commercial MBS issued by GSEs	—	100,106	—	—	—	—	—	100,106
Corporate debt securities	—	—	—	66,515	32,865	—	—	99,380
Private label residential MBS	887,520	—	34,342	343	947	1,442	—	924,594
Residential MBS issued by GSEs	—	1,530,124	—	—	—	—	—	1,530,124
Tax-exempt	66,160	12,146	306,409	152,330	—	—	1,623	538,668
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	38,188	—	—	—	—	—	38,188
U.S. treasury securities	—	1,984	—	—	—	—	—	1,984
Total AFS securities (1)	$953,680	$1,682,548	$340,751	$219,188	$62,429	$16,769	$1,623	$3,276,988

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$25,767	$51,142
Preferred stock	—	—	—	—	45,771	3,693	14,455	63,919
Total equity securities (1)	$—	$25,375	$—	$—	$45,771	$3,693	$40,222	$115,061

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
Securities with carrying amounts of approximately $967.4 million and $788.4 million at September 30, 2019 and December 31, 2018, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Gross gains	$3,152	$—	$3,152	$—
Gross losses	—	(7,232)	—	(7,232)
Net gains (losses) on sales of investment securities	$3,152	$(7,232)	$3,152	$(7,232)
During the three and nine months ended September 30, 2019, the Company sold certain AFS securities as part of a portfolio re-balancing initiative. These securities had a carrying value of $147.2 million and a net gain of $3.2 million was recognized on sale of these securities. During the nine months ended September 30, 2019, the Company sold one of its securities classified as HTM. The security had a par value of $10.0 million and no gain or loss was realized upon the sale. The sale of this HTM security was made as a result of a significant change in the issuer’s creditworthiness, representative of a change in circumstance contemplated in ASC 320-10-25 that would not call into question the Company’s intent to hold other debt securities to maturity in the future. Accordingly, management concluded that the Company’s remaining HTM securities continue to be appropriately classified as such.
During the three and nine months ended September 30, 2018, the Company sold certain AFS securities with a carrying value of $111.9 million and recognized a net loss on the sale of these securities of $7.2 million. The sale resulted from management's review of its investment portfolio, which led to its decision to sell lower yielding securities and reinvest in securities with higher yields and shorter durations. With the exception of these transactions, management does not intend to sell any of its debt securities in an unrealized loss position in the foreseeable future and it is more-likely-than-not that the Company will not be required to sell these securities prior to recovery.

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$8,707,811	$7,762,642
Commercial real estate - non-owner occupied	5,031,264	4,213,428
Commercial real estate - owner occupied	2,299,839	2,325,380
Construction and land development	2,155,561	2,134,753
Residential real estate	1,862,524	1,204,355
Consumer	74,059	70,071
Loans, net of deferred loan fees and costs	20,131,058	17,710,629
Allowance for credit losses	(165,021)	(152,717)
Total loans HFI	$19,966,037	$17,557,912

Net deferred loan fees as of September 30, 2019 and December 31, 2018 total $44.3 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase premiums on secondary market loan purchases total $20.9 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $4.3 million and $7.1 million as of September 30, 2019 and December 31, 2018, respectively. Credit marks were $7.5 million and $14.6 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company also had $21.8 million of HFS loans. There were no HFS loans as of December 31, 2018.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$8,704,795	$461	$1,033	$1,522	$3,016	$8,707,811
Commercial real estate
Owner occupied	2,298,801	912	126	—	1,038	2,299,839
Non-owner occupied	4,816,862	—	790	11,913	12,703	4,829,565
Multi-family	201,699	—	—	—	—	201,699
Construction and land development
Construction	1,307,476	—	15,266	—	15,266	1,322,742
Land	832,554	265	—	—	265	832,819
Residential real estate	1,849,208	8,193	3,006	2,117	13,316	1,862,524
Consumer	73,942	—	—	117	117	74,059
Total loans	$20,085,337	$9,831	$20,221	$15,669	$45,721	$20,131,058

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,753,111	$3,187	$416	$5,928	$9,531	$7,762,642
Commercial real estate
Owner occupied	2,320,321	4,441	—	618	5,059	2,325,380
Non-owner occupied	4,051,837	—	—	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,382,664	—	—	—	—	1,382,664
Land	751,613	—	476	—	476	752,089
Residential real estate	1,182,933	9,316	4,010	8,096	21,422	1,204,355
Consumer	69,830	—	—	241	241	70,071
Total loans	$17,673,900	$16,944	$4,902	$14,883	$36,729	$17,710,629

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2019				December 31, 2018
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$9,493	$2,072	$11,565	$—	$7,639	$7,451	$15,090	$—
Commercial real estate
Owner occupied	9,695	—	9,695	—	—	—	—	594
Non-owner occupied	9,095	11,913	21,008	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	2,211	—	2,211	—	—	476	476	—
Land	—	—	—	—	—	—	—	—
Residential real estate	3,616	2,117	5,733	—	552	11,387	11,939	—
Consumer	9	117	126	—	—	241	241	—
Total	$34,119	$16,219	$50,338	$—	$8,191	$19,555	$27,746	$594

The reduction in interest income associated with loans on non-accrual status was approximately $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.
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
The following tables present gross loans by risk rating:

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$8,581,201	$62,367	$63,109	$1,134	$—	$8,707,811
Commercial real estate
Owner occupied	2,200,442	34,250	65,147	—	—	2,299,839
Non-owner occupied	4,727,525	65,225	36,815	—	—	4,829,565
Multi-family	201,699	—	—	—	—	201,699
Construction and land development
Construction	1,262,606	42,659	17,477	—	—	1,322,742
Land	825,695	7,124	—	—	—	832,819
Residential real estate	1,856,028	391	6,105	—	—	1,862,524
Consumer	73,917	15	118	9	—	74,059
Total	$19,729,113	$212,031	$188,771	$1,143	$—	$20,131,058

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$19,714,384	$211,853	$158,776	$324	$—	$20,085,337
Past due 30 - 59 days	9,409	52	140	230	—	9,831
Past due 60 - 89 days	4,509	126	15,266	320	—	20,221
Past due 90 days or more	811	—	14,589	269	—	15,669
Total	$19,729,113	$212,031	$188,771	$1,143	$—	$20,131,058

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,574,506	$61,202	$126,356	$578	$—	$7,762,642
Commercial real estate
Owner occupied	2,255,513	12,860	57,007	—	—	2,325,380
Non-owner occupied	4,030,350	12,982	8,505	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,378,624	1,210	2,830	—	—	1,382,664
Land	751,012	—	1,077	—	—	752,089
Residential real estate	1,191,571	527	12,257	—	—	1,204,355
Consumer	69,755	75	241	—	—	70,071
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$17,400,616	$87,264	$186,020	$—	$—	$17,673,900
Past due 30 - 59 days	11,255	1,580	4,109	—	—	16,944
Past due 60 - 89 days	719	12	3,767	404	—	4,902
Past due 90 days or more	332	—	14,377	174	—	14,883
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

The table below reflects the recorded investment in loans classified as impaired:

	September 30, 2019	December 31, 2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$20,813	$986
Impaired loans without a specific valuation allowance under ASC 310 (2)	116,978	111,266
Total impaired loans	$137,791	$112,252
Valuation allowance related to impaired loans	$(4,314)	$(681)

(1)	Includes no TDR loans at September 30, 2019 and December 31, 2018.

(2)	Includes TDR loans of $56.8 million and $44.5 million at September 30, 2019 and December 31, 2018, respectively.
The following table presents impaired loans by class:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$36,192	$63,896
Commercial real estate
Owner occupied	27,732	6,530
Non-owner occupied	36,199	12,407
Multi-family	—	—
Construction and land development
Construction	17,477	—
Land	7,370	9,403
Residential real estate	12,669	19,744
Consumer	152	272
Total	$137,791	$112,252

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.
The following table presents the average investment in impaired loans by loan class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Commercial and industrial	$34,753	$55,026	$47,421	$47,083
Commercial real estate
Owner occupied	23,364	6,698	14,260	8,053
Non-owner occupied	35,758	12,597	21,965	16,349
Multi-family	—	—	—	—
Construction and land development
Construction	18,670	—	17,031	—
Land	7,409	9,218	7,992	9,701
Residential real estate	13,995	20,746	15,842	19,217
Consumer	153	367	177	309
Total	$134,102	$104,652	$124,688	$100,712

The average investment in TDR loans was $58.1 million and $52.2 million for the three months ended September 30, 2019 and 2018, respectively, and $57.2 million and $51.9 million for the nine months ended September 30, 2019 and 2018, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Commercial and industrial	$357	$537	$1,511	$1,276
Commercial real estate
Owner occupied	269	118	545	376
Non-owner occupied	231	218	587	744
Multi-family	—	—	—	—
Construction and land development
Construction	263	—	715	—
Land	119	146	369	425
Residential real estate	95	95	300	287
Consumer	—	—	1	1
Total	$1,334	$1,114	$4,028	$3,109

The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	September 30, 2019	December 31, 2018
	(in thousands)
Non-accrual loans (1)	$50,338	$27,746
Loans past due 90 days or more on accrual status	—	594
Accruing troubled debt restructured loans	44,990	36,458
Total nonperforming loans	95,328	64,798
Other assets acquired through foreclosure, net	15,483	17,924
Total nonperforming assets	$110,811	$82,722

(1)	Includes non-accrual TDR loans of $11.8 million and $8.0 million at September 30, 2019 and December 31, 2018, respectively.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, at beginning of period	$2,978	$4,828	$3,768	$9,324
Reclassifications from non-accretable to accretable yield (1)	—	—	—	683
Accretion to interest income	(140)	(224)	(443)	(801)
Reversal of fair value adjustments upon disposition of loans	(234)	(563)	(721)	(5,165)
Balance, at end of period	$2,604	$4,041	$2,604	$4,041

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2019
Beginning Balance	$26,091	$41,258	$12,606	$79,635	$819	$160,409
Charge-offs	—	139	9	1,950	1	2,099
Recoveries	(17)	(8)	(131)	(2,549)	(6)	(2,711)
Provision	1,210	4,817	804	(2,815)	(16)	4,000
Ending balance	$27,318	$45,944	$13,532	$77,419	$808	$165,021
2018
Beginning Balance	$22,159	$31,979	$6,849	$85,244	$852	$147,083
Charge-offs	—	—	46	4,610	109	4,765
Recoveries	(24)	(856)	(440)	(362)	(11)	(1,693)
Provision	473	(1,250)	832	5,652	293	6,000
Ending balance	$22,656	$31,585	$8,075	$86,648	$1,047	$150,011

	Nine Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2019
Beginning Balance	$22,513	$34,829	$11,276	$83,118	$981	$152,717
Charge-offs	141	139	594	6,092	2	6,968
Recoveries	(81)	(900)	(251)	(3,521)	(19)	(4,772)
Provision	4,865	10,354	2,599	(3,128)	(190)	14,500
Ending balance	$27,318	$45,944	$13,532	$77,419	$808	$165,021
2018
Beginning Balance	$19,511	$31,495	$5,478	$82,793	$773	$140,050
Charge-offs	1	233	1,038	10,904	114	12,290
Recoveries	(1,420)	(1,228)	(831)	(1,737)	(35)	(5,251)
Provision	1,726	(905)	2,804	13,022	353	17,000
Ending balance	$22,656	$31,585	$8,075	$86,648	$1,047	$150,011

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of September 30, 2019;
Recorded Investment
Impaired loans with an allowance recorded	$—	$11,913	$5,480	$1,200	$2,211	$9	$20,813
Impaired loans with no allowance recorded	27,732	24,286	30,712	11,469	22,636	143	116,978
Total loans individually evaluated for impairment	27,732	36,199	36,192	12,669	24,847	152	137,791
Loans collectively evaluated for impairment	2,268,319	4,941,144	8,671,619	1,849,836	2,130,714	73,907	19,935,539
Loans acquired with deteriorated credit quality	3,788	53,921	—	19	—	—	57,728
Total recorded investment	$2,299,839	$5,031,264	$8,707,811	$1,862,524	$2,155,561	$74,059	$20,131,058
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$11,949	$8,859	$1,200	$2,294	$8	$24,310
Impaired loans with no allowance recorded	28,737	25,312	32,643	13,414	22,839	172	123,117
Total loans individually evaluated for impairment	28,737	37,261	41,502	14,614	25,133	180	147,427
Loans collectively evaluated for impairment	2,266,950	4,958,402	8,645,109	1,830,498	2,149,699	74,245	19,924,903
Loans acquired with deteriorated credit quality	5,082	64,981	—	72	—	—	70,135
Total unpaid principal balance	$2,300,769	$5,060,644	$8,686,611	$1,845,184	$2,174,832	$74,425	$20,142,465
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$1,252	$2,020	$254	$780	$8	$4,314
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	1,252	2,020	254	780	8	4,314
Loans collectively evaluated for impairment	14,770	29,821	75,399	13,278	26,538	800	160,606
Loans acquired with deteriorated credit quality	—	101	—	—	—	—	101
Total allowance for credit losses	$14,770	$31,174	$77,419	$13,532	$27,318	$808	$165,021

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2018;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$623	$363	$—	$—	$986
Impaired loans with no allowance recorded	6,530	12,407	63,273	19,381	9,403	272	111,266
Total loans individually evaluated for impairment	6,530	12,407	63,896	19,744	9,403	272	112,252
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	3,979	79,557	—	19	—	—	83,555
Total recorded investment	$2,325,380	$4,213,428	$7,762,642	$1,204,355	$2,134,753	$70,071	$17,710,629
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$1,482	$363	$—	$—	$1,845
Impaired loans with no allowance recorded	11,852	18,155	103,992	27,979	25,624	10,632	198,234
Total loans individually evaluated for impairment	11,852	18,155	105,474	28,342	25,624	10,632	200,079
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	5,315	95,680	4,352	72	—	—	105,419
Total unpaid principal balance	$2,332,038	$4,235,299	$7,808,572	$1,213,006	$2,150,974	$80,431	$17,820,320
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$621	$60	$—	$—	$681
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	621	60	—	—	681
Loans collectively evaluated for impairment	14,286	20,456	82,488	11,216	22,513	981	151,940
Loans acquired with deteriorated credit quality	—	87	9	—	—	—	96
Total allowance for credit losses	$14,286	$20,543	$83,118	$11,276	$22,513	$981	$152,717

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
During the three months ended September 30, 2019, the Company had three new TDR loans with a recorded investment of $11.8 million and four new TDR loans during the three months ended September 30, 2018 with a recorded investment of $2.8 million. During the nine months ended September 30, 2019, the Company had seven new TDR loans with a recorded investment of $40.7 million and eleven new TDR loans with a recorded investment of $34.4 million during the nine months ended September 30, 2018. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDRs.
During the three months ended September 30, 2019, there were no TDR loans for which there was a payment default. During the nine months ended September 30, 2019, there were two TDR loans with a recorded investment of $0.4 million for which there was a payment default. During the three and nine months ended September 30, 2018, there were no TDR loans for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At September 30, 2019 and December 31, 2018, commitments outstanding on TDR loans totaled $0.2 million and $1.5 million, respectively.
Loan Purchases and Sales
The following table presents secondary market loan purchases and sales by loan portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Loan purchases
Commercial and industrial	$260,621	$185,922	$787,286	$511,480
Commercial real estate - non-owner occupied	19,177	—	49,211	—
Construction and land development	608	304	34,490	27,124
Residential real estate	428,665	296,577	959,190	471,668
Total	$709,071	$482,803	$1,830,177	$1,010,272

Loan sales
Carrying value	$14,238	$12,360	$49,068	$46,488
Gain (loss) on sale	(17)	991	(530)	2,434

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
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $42.5 million and $46.1 million, respectively, on the consolidated balance sheet. As of September 30, 2019, the Company's operating lease ROU asset and operating lease liability totaled $74.5 million and $79.8 million, respectively. The increase in the operating lease ROU asset and the operating lease liability from the adoption date is due to execution of multiple office lease extensions and new office lease agreements subsequent to the adoption date. A weighted average discount rate of 3.08% was used in the measurement of the ROU asset and lease liability as of September 30, 2019.
The Company's leases have remaining lease terms between one to twelve years, with a weighted average lease term of 8.6 years at September 30, 2019. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of September 30, 2019.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2019:

(in thousands)
2019	$3,019
2020	12,117
2021	10,150
2022	8,998
2023	9,060
Thereafter	49,078
Total lease payments	$92,422
Less: imputed interest	12,619
Total present value of lease liabilities	$79,803

The Company also has an additional operating lease for its corporate headquarters that has not yet commenced as of September 30, 2019. The aggregate future commitment related to the additional lease totals $2.6 million. The operating lease will commence within the next twelve months and will have a lease term of eleven years.
Total operating lease costs of $3.2 million and $9.5 million and other lease costs of $1.0 million and $3.0 million, which include common area maintenance, parking, and taxes during the three and nine months ended September 30, 2019, respectively, were included as part of occupancy expense. Short-term lease costs were not material for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, rent expense associated with the Company's operating leases totaled $2.8 million and $8.1 million, respectively.
The below table shows the supplemental cash flow information related to the Company's operating leases for the nine months ended September 30, 2019:

(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$9,374
Right-of-use assets obtained in exchange for new operating lease liabilities	42,917

Lease Obligations as of December 31, 2018
As previously disclosed in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2018, the following is a schedule of future minimum rental payments under its non-cancelable operating leases, expiring through 2030:

(in thousands)
2019	$11,370
2020	10,322
2021	7,418
2022	6,294
2023	6,070
Thereafter	15,417
Total future minimum rental payments	$56,891

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Short-Term:
Federal funds purchased	$—	$256,000
FHLB advances	—	235,000
Total short-term borrowings	$—	$491,000

The Company maintains federal fund lines of credit totaling $1.2 billion as of September 30, 2019, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of September 30, 2019, there were no outstanding balances on the Company's lines of credit. As of December 31, 2018, outstanding balances on these federal fund lines of credit totaled $256.0 million.
The Company also maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At September 30, 2019, the Company had no FHLB overnight advances. At December 31, 2018, the Company had $235.0 million of FHLB overnight advances, with an interest rate of 2.56%.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $15.0 million and $22.4 million at September 30, 2019 and December 31, 2018, respectively. The weighted average rate on customer repurchase agreements was 0.16% and 0.15% as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, the Company had additional available credit with the FHLB of approximately $4.0 billion and $2.5 billion, respectively, and with the FRB of approximately $1.4 billion and $1.3 billion, respectively.

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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $318.7 million and $299.4 million at September 30, 2019 and December 31, 2018, respectively.
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
The carrying value of junior subordinated debt was $70.1 million and $61.1 million as of September 30, 2019 and December 31, 2018, respectively. The weighted average interest rate of all junior subordinated debt as of September 30, 2019 was 4.42%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 5.15% at December 31, 2018.
7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period. Stock grants made to non-employee WAL directors in 2019 became fully vested on July 1, 2019. The Company estimates the compensation expense for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2019 was $2.2 million and $23.3 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2019, the Company recognized $4.0 million and $13.7 million in stock-based compensation expense related to all restricted stock award grants, compared to $3.4 million and $12.4 million, respectively, for the three and nine months ended September 30, 2018.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and nine months ended September 30, 2019 and 2018, however expense is still being recognized for the grants made in 2017 as they also have a three-year vesting period. For the three and nine months ended September 30, 2019, the Company recognized $0.5 million and $1.5 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2018.

Performance Stock Units
The Company grants members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2019, the Company recognized $1.6 million and $4.5 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.5 million and $4.8 million, respectively, for the three and nine months ended September 30, 2018.
The three-year performance period for the 2016 grant ended on December 31, 2018, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management members were entitled to the maximum award of 202,776 shares, which was paid out in the first quarter of 2019.
Common Stock Repurchase
On December 12, 2018, the Company announced that it had adopted a common stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $250.0 million of its shares of common stock. During the three and nine months ended September 30, 2019, the Company repurchased 1,000,000 and 2,733,603 shares of its common stock, respectively, pursuant to the repurchase plan. The shares were repurchased at a weighted average price of $43.63 and $42.25, for a total payment of $43.7 million and $115.6 million during the three and nine months ended September 30, 2019, respectively.
Cash Dividend
On July 30, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock. The cash dividend of $25.7 million was paid on August 30, 2019 to shareholders of record as of August 16, 2019.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2019, the Company purchased treasury shares of 33,031 and 209,183, respectively, at a weighted average price of $46.33 and $45.78 per share, respectively. During the three and nine months ended September 30, 2018, the Company purchased treasury shares of 18,402 and 201,354 at a weighted average price of $57.81 and $58.91 per share, respectively.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, June 30, 2019	$19,709	$357	$6,171	$144	$26,381
Other comprehensive income (loss) before reclassifications	11,014	(18)	598	—	11,594
Amounts reclassified from AOCI	(2,232)	—	—	(144)	(2,376)
Net current-period other comprehensive income (loss)	8,782	(18)	598	(144)	9,218
Balance, September 30, 2019	$28,491	$339	$6,769	$—	$35,599

Balance, June 30, 2018	$(61,859)	$446	$9,954	$144	$(51,315)
Other comprehensive (loss) income before reclassifications	(22,462)	(12)	(2,028)	—	(24,502)
Amounts reclassified from AOCI	5,454	—	—	—	5,454
Net current-period other comprehensive (loss) income	(17,008)	(12)	(2,028)	—	(19,048)
Balance, September 30, 2018	$(78,867)	$434	$7,926	$144	$(70,363)

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)
Other comprehensive income (loss) before reclassifications	78,314	(53)	(6,664)	—	71,597
Amounts reclassified from AOCI	(2,232)	—	—	(144)	(2,376)
Net current-period other comprehensive income (loss)	76,082	(53)	(6,664)	(144)	69,221
Balance, September 30, 2019	$28,491	$339	$6,769	$—	$35,599

Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive (loss) income before reclassifications	(71,765)	(35)	186	—	(71,614)
Amounts reclassified from AOCI	5,454	—	—	—	5,454
Net current-period other comprehensive (loss) income	(66,311)	(35)	186	—	(66,160)
Balance, September 30, 2018	$(78,867)	$434	$7,926	$144	$(70,363)

(1)
As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.

The following table presents reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2019	2018	2019	2018
	(in thousands)
Gain (loss) on sales of investment securities, net	$3,152	$(7,232)	$3,152	$(7,232)
Income tax (benefit) expense	(776)	1,778	(776)	1,778
Net of tax	$2,376	$(5,454)	$2,376	$(5,454)

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
As of September 30, 2019, December 31, 2018, and September 30, 2018, the Company does not have any outstanding cash flow hedges.

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

Fair Value Hedges

As of September 30, 2019 and December 31, 2018, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	September 30, 2019		December 31, 2018
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$591,231	$63,216	$650,428	$23,039
Qualifying debt	(318,732)	754	(299,401)	19,691

(1)	Included in the carrying value of the hedged assets/(liabilities).

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of September 30, 2019, December 31, 2018, and September 30, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as indicated in the following table:

	September 30, 2019			December 31, 2018			September 30, 2018
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$865,321	$—	$63,970	$965,705	$2,162	$44,892	$971,408	$7,883	$38,040
Total	865,321	—	63,970	965,705	2,162	44,892	971,408	7,883	38,040
Netting adjustments (1)	—	—	—	—	2,162	2,162	—	6,119	6,119
Net derivatives in the balance sheet	$865,321	$—	$63,970	$965,705	$—	$42,730	$971,408	$1,764	$31,921

Derivatives not designated as hedging instruments:
Foreign currency contracts	$15,329	$191	$127	$49,690	$454	$201	$47,349	$1,003	$841
Interest rate swaps	2,932	124	124	2,378	27	27	2,348	92	92
Total	$18,261	$315	$251	$52,068	$481	$228	$49,697	$1,095	$933

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $64.0 million at September 30, 2019, $44.9 million at December 31, 2018, and $34.7 million at September 30, 2018.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$—	$1,411	$5,802
Collateral posted by this counterparty	—	—	—
Derivative liability with this counterparty	—	23,906	9,567
Collateral pledged to this counterparty	—	25,761	22,179
Net exposure after netting adjustments and collateral	$—	$—	$—

Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of September 30, 2019, December 31, 2018, and September 30, 2018 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $64.0 million, $44.9 million, and $38.0 million, respectively. As of September 30, 2019, the Company was in an over-collateralized net position of $31.0 million after considering $94.9 million of collateral held in the form of cash and securities. As of December 31, 2018 and September 30, 2018, the Company was in an over-collateralized position of $7.6 million and $17.7 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Weighted average shares - basic	102,041	104,768	103,024	104,664
Dilutive effect of stock awards	410	680	444	734
Weighted average shares - diluted	102,451	105,448	103,468	105,398
Net income	$127,375	$111,123	$371,107	$316,702
Earnings per share - basic	1.25	1.06	3.60	3.03
Earnings per share - diluted	1.24	1.05	3.59	3.00

The Company had no anti-dilutive stock options outstanding at each of the periods ended September 30, 2019 and 2018.

11. INCOME TAXES
The Company's effective tax rate was 18.30% and 6.32% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company's effective tax rate was 17.52% and 14.48%, respectively. The increase in the effective tax rate from the three and nine months ended September 30, 2018 is due primarily to the federal NOL carryback benefit, which was recorded as a discrete item in tax expense during the three months ended September 30, 2018.
As of September 30, 2019, the net deferred tax asset was $3.7 million, a decrease of $28.3 million from December 31, 2018. This overall decrease in the net deferred tax asset was primarily the result of an increase in the fair market value of AFS securities and basis differences related to solar tax credit investments.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $3.7 million at September 30, 2019 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2019 and December 31, 2018, the Company has a $2.4 million deferred tax valuation allowance related to net capital loss carryovers.
As of September 30, 2019, the Company’s gross federal NOL carryovers after current year-to-date utilization, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $45.6 million for which a deferred tax asset of $5.4 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining. The Company also has varying gross amounts of state NOL carryovers, with the most significant in Arizona. The gross Arizona NOL carryovers totaled approximately $6.8 million after current year-to-date additions. A deferred tax asset balance of $0.4 million as of September 30, 2019 has been recorded to reflect the expected benefit of all state NOL carryovers remaining.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC total $338.6 million and $342.4 million as of September 30, 2019 and December 31, 2018, respectively. Unfunded LIHTC obligations are included as part of other liabilities on the Consolidated Balance Sheets and total $132.3 million and $171.7 million as of September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, $13.0 million and $9.0 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the nine months ended September 30, 2019 and 2018, $33.6 million and $26.5 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $920,571 at September 30, 2019 and $770,114 at December 31, 2018	$9,268,099	$7,556,741
Credit card commitments and financial guarantees	288,144	237,312
Letters of credit, including unsecured letters of credit of $17,225 at September 30, 2019 and $21,879 at December 31, 2018	304,428	390,161
Total	$9,860,671	$8,184,214

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $9.0 million and $8.2 million as of September 30, 2019 and December 31, 2018, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended September 30, 2019 and December 31, 2018, CRE related loans accounted for approximately 47% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 31% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2019 and December 31, 2018, respectively.
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
For the three and nine months ended September 30, 2019 and 2018, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Unrealized gains/(losses)	$794	$(2,689)	$(8,837)	$247
Changes included in OCI, net of tax	598	(2,028)	(6,664)	186

Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS securities: Securities classified as AFS are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include quoted prices in active markets, dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.
Equity securities: Preferred stock and CRA investments are reported at fair value utilizing Level 1 inputs.
Independent pricing service: The Company's independent pricing service provides pricing information on the majority of the Company's Level 1 and Level 2 AFS securities. For a small subset of securities, other pricing sources are used, including observed prices on publicly-traded securities and dealer quotes. Management independently evaluates the fair value measurements received from the Company's third-party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management selects a sample of investment securities and compares the values provided by its primary third-party pricing service to the market values obtained from secondary sources, including other pricing services and safekeeping statements, and evaluates those with notable variances.  In instances where there are discrepancies in pricing from various sources and management expectations, management may manually price securities using currently observed market data to determine whether they can develop similar prices or may utilize bid information from broker dealers. Any remaining discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and/or the Company’s other valuation advisors.
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
	(in thousands)
September 30, 2019
Assets:
Available-for-sale debt securities
CDO	$—	$15,026	$—	$15,026
Commercial MBS issued by GSEs	—	99,111	—	99,111
Corporate debt securities	5,129	92,709	—	97,838
Municipal securities	—	7,918	—	7,918
Private label residential MBS	—	1,130,983	—	1,130,983
Residential MBS issued by GSEs	—	1,571,755	—	1,571,755
Tax-exempt	—	523,996	—	523,996
Trust preferred securities	25,202	—	—	25,202
U.S. government sponsored agency securities	—	40,002	—	40,002
U.S. treasury securities	—	997	—	997
Total AFS debt securities	$30,331	$3,482,497	$—	$3,512,828
Equity securities
CRA investments	$52,500	$—	$—	$52,500
Preferred stock	74,002	—	—	74,002
Total equity securities	$126,502	$—	$—	$126,502
Loans - HFS	$—	$21,803	$—	$21,803
Derivative assets (1)	—	315	—	315
Liabilities:
Junior subordinated debt (2)	$—	$—	$57,521	$57,521
Derivative liabilities (1)	—	64,221	—	64,221

(1)
Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $63,216 and the net carrying value of subordinated debt is decreased by $754 as of September 30, 2019 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

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

(1)
Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $23,039 and the net carrying value of subordinated debt is decreased by $19,691 as of December 31, 2018 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three and nine months ended September 30, 2019 and 2018, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$(58,315)	$(53,298)	$(48,684)	$(56,234)
Change in fair value (1)	794	(2,689)	(8,837)	247
Ending balance	$(57,521)	$(55,987)	$(57,521)	$(55,987)

(1)
Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $0.6 million and $(2.0) million for three months ended September 30, 2019 and 2018, respectively, and $(6.7) million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$57,521	Discounted cash flow	Implied credit rating of the Company	5.93%

	December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$48,684	Discounted cash flow	Implied credit rating of the Company	7.82%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2019 and December 31, 2018 was the implied credit risk for the Company, calculated as the difference between the 15-year 'BB' rated financial index over the corresponding swap index.
As of September 30, 2019, the Company estimates the discount rate at 5.93%, which represents an implied credit spread of 3.84% plus three-month LIBOR (2.09%). As of December 31, 2018, the Company estimated the discount rate at 7.82%, which was a 5.01% credit spread plus three-month LIBOR (2.81%).
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2019;
Impaired loans with specific valuation allowance	$16,499	$—	$—	$16,499
Impaired loans without specific valuation allowance (1)	107,354	—	—	107,354
Other assets acquired through foreclosure	15,483	—	—	15,483
As of December 31, 2018:
Impaired loans with specific valuation allowance	$305	$—	$—	$305
Impaired loans without specific valuation allowance (1)	91,821	—	—	91,821
Other assets acquired through foreclosure	17,924	—	—	17,924

(1)	Net of loan balances with charge-offs of $9.6 million and $19.4 million as of September 30, 2019 and December 31, 2018, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$123,853	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	15,483	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$92,126	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	17,924	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $123.9 million and $92.1 million at September 30, 2019 and December 31, 2018, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $20.8 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively, which was reduced by a specific valuation allowance of $4.3 million and $0.7 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $15.5 million and $17.9 million of such assets at September 30, 2019 and December 31, 2018, respectively.
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
For the three and nine months ended September 30, 2019 and 2018, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of September 30, 2019 and 2018.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$442,396	$—	$482,069	$—	$482,069
AFS	3,512,828	30,331	3,482,497	—	3,512,828
Equity	126,502	126,502	—	—	126,502
Derivative assets	315	—	315	—	315
Loans, net	19,987,840	—	19,211,915	123,853	19,335,768
Accrued interest receivable	96,167	—	96,167	—	96,167
Financial liabilities:
Deposits	$22,440,814	$—	$22,458,937	$—	$22,458,937
Customer repurchase agreements	14,982	—	14,982	—	14,982
Qualifying debt	388,856	—	334,395	68,937	403,332
Derivative liabilities	64,221	—	64,221	—	64,221
Accrued interest payable	16,968	—	16,968	—	16,968

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$302,905	$—	$298,648	$—	$298,648
AFS	3,276,988	—	3,276,988	—	3,276,988
Equity securities	115,061	115,061	—	—	115,061
Derivative assets	2,643	—	2,643	—	2,643
Loans, net	17,557,912	—	16,857,852	92,126	16,949,978
Accrued interest receivable	101,275	—	101,275	—	101,275
Financial liabilities:
Deposits	$19,177,447	$—	$19,188,216	$—	$19,188,216
Customer repurchase agreements	22,411	—	22,411	—	22,411
Other borrowings	491,000	—	491,000	—	491,000
Qualifying debt	360,458	—	323,572	57,924	381,496
Derivative liabilities	45,120	—	45,120	—	45,120
Accrued interest payable	20,463	—	20,463	—	20,463

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2019 and December 31, 2018 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at September 30, 2019 and December 31, 2018.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2019	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$5,020.2	$1.7	$9.7	$1.7	$1.9
Loans, net of deferred loan fees and costs	20,152.8	3,968.2	2,179.7	2,306.6	1,225.5
Less: allowance for credit losses	(165.0)	(33.5)	(18.1)	(19.5)	(9.6)
Total loans	19,987.8	3,934.7	2,161.6	2,287.1	1,215.9
Other assets acquired through foreclosure, net	15.5	0.7	13.9	0.9	—
Goodwill and other intangible assets, net	298.0	—	23.2	—	154.9
Other assets	1,002.7	45.7	58.1	15.1	15.8
Total assets	$26,324.2	$3,982.8	$2,266.5	$2,304.8	$1,388.5
Liabilities:
Deposits	$22,440.8	$5,970.3	$4,269.2	$2,753.0	$2,270.9
Borrowings and qualifying debt	388.9	—	—	—	—
Other liabilities	571.5	19.1	10.7	0.8	14.9
Total liabilities	23,401.2	5,989.4	4,279.9	2,753.8	2,285.8
Allocated equity:	2,923.0	487.3	298.5	265.0	306.4
Total liabilities and stockholders' equity	$26,324.2	$6,476.7	$4,578.4	$3,018.8	$2,592.2
Excess funds provided (used)	—	2,493.9	2,311.9	714.0	1,203.7

Income Statement:
Three Months Ended September 30, 2019	(in thousands)
Net interest income	$266,422	$68,828	$40,565	$33,630	$23,504
Provision for (recovery of) credit losses	4,000	103	(62)	(189)	218
Net interest income after provision for credit losses	262,422	68,725	40,627	33,819	23,286
Non-interest income	19,441	1,821	2,677	1,079	1,917
Non-interest expense	(125,955)	(27,241)	(15,211)	(15,185)	(12,379)
Income (loss) before income taxes	155,908	43,305	28,093	19,713	12,824
Income tax expense (benefit)	28,533	10,826	5,899	5,520	3,591
Net income	$127,375	$32,479	$22,194	$14,193	$9,233

Nine Months Ended September 30, 2019	(in thousands)
Net interest income	$768,439	$183,772	$119,191	$95,751	$70,533
Provision for (recovery of) credit losses	14,500	1,705	166	611	(653)
Net interest income after provision for credit losses	753,939	182,067	119,025	95,140	71,186
Non-interest income	49,069	5,050	7,926	3,054	6,299
Non-interest expense	(353,082)	(72,183)	(45,099)	(44,890)	(38,419)
Income (loss) before income taxes	449,926	114,934	81,852	53,304	39,066
Income tax expense (benefit)	78,819	28,733	17,189	14,925	10,939
Net income	$371,107	$86,201	$64,663	$38,379	$28,127

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2019
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$24.0	$4,981.2
Loans, net of deferred loan fees and costs	227.9	1,582.5	1,377.2	1,896.1	5,384.2	4.9
Less: allowance for credit losses	(1.9)	(13.9)	(11.4)	(12.5)	(44.6)	—
Total loans	226.0	1,568.6	1,365.8	1,883.6	5,339.6	4.9
Other assets acquired through foreclosure, net	—	—	—	—	—	—
Goodwill and other intangible assets, net	—	—	119.8	0.1	—	—
Other assets	1.2	10.8	7.7	7.9	70.0	770.4
Total assets	$227.2	$1,579.4	$1,493.3	$1,891.6	$5,433.6	$5,756.5
Liabilities:
Deposits	$3,052.1	$—	$3,289.3	$0.3	$31.3	$804.4
Borrowings and qualifying debt	—	—	—	—	—	388.9
Other liabilities	1.3	62.9	—	(0.2)	15.1	446.9
Total liabilities	3,053.4	62.9	3,289.3	0.1	46.4	1,640.2
Allocated equity:	88.0	122.2	300.5	152.6	426.2	476.3
Total liabilities and stockholders' equity	$3,141.4	$185.1	$3,589.8	$152.7	$472.6	$2,116.5
Excess funds provided (used)	2,914.2	(1,394.3)	2,096.5	(1,738.9)	(4,961.0)	(3,640.0)

Income Statement:
Three Months Ended September 30, 2019	(in thousands)
Net interest income	$21,974	$3,394	$33,932	$12,845	$32,935	$(5,185)
Provision for (recovery of) credit losses	60	(191)	895	1,956	1,210	—
Net interest income after provision for credit losses	21,914	3,585	33,037	10,889	31,725	(5,185)
Non-interest income	84	—	5,422	—	1,708	4,733
Non-interest expense	(9,769)	(1,845)	(12,068)	(2,197)	(11,320)	(18,740)
Income (loss) before income taxes	12,229	1,740	26,391	8,692	22,113	(19,192)
Income tax expense (benefit)	2,813	400	6,070	1,999	5,086	(13,671)
Net income	$9,416	$1,340	$20,321	$6,693	$17,027	$(5,521)

Nine Months Ended September 30, 2019	(in thousands)
Net interest income	$64,520	$10,278	$91,871	$39,279	$88,212	$5,032
Provision for (recovery of) credit losses	27	(136)	2,635	3,587	6,558	—
Net interest income after provision for credit losses	64,493	10,414	89,236	35,692	81,654	5,032
Non-interest income	268	—	10,946	—	3,915	11,611
Non-interest expense	(27,777)	(5,683)	(33,971)	(6,757)	(31,729)	(46,574)
Income (loss) before income taxes	36,984	4,731	66,211	28,935	53,840	(29,931)
Income tax expense (benefit)	8,506	1,088	15,229	6,655	12,383	(36,828)
Net income	$28,478	$3,643	$50,982	$22,280	$41,457	$6,897

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2018	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,259.7	$2.5	$10.9	$2.5	$3.0
Loans, net of deferred loan fees and costs	17,710.6	3,647.9	2,003.5	2,161.1	1,300.2
Less: allowance for credit losses	(152.7)	(30.7)	(18.7)	(19.8)	(10.7)
Total loans	17,557.9	3,617.2	1,984.8	2,141.3	1,289.5
Other assets acquired through foreclosure, net	17.9	0.8	13.9	—	—
Goodwill and other intangible assets, net	299.2	—	23.2	—	155.5
Other assets	974.8	46.9	57.8	14.2	23.9
Total assets	$23,109.5	$3,667.4	$2,090.6	$2,158.0	$1,471.9
Liabilities:
Deposits	$19,177.4	$5,090.2	$3,996.4	$2,347.5	$1,839.1
Borrowings and qualifying debt	851.5	—	—	—	—
Other liabilities	466.9	10.4	14.5	4.5	12.2
Total liabilities	20,495.8	5,100.6	4,010.9	2,352.0	1,851.3
Allocated equity:	2,613.7	441.0	277.4	242.9	304.1
Total liabilities and stockholders' equity	$23,109.5	$5,541.6	$4,288.3	$2,594.9	$2,155.4
Excess funds provided (used)	—	1,874.2	2,197.7	436.9	683.5

Income Statement:
Three Months Ended September 30, 2018	(in thousands)
Net interest income	$234,038	$56,701	$37,933	$29,572	$23,825
Provision for (recovery of) credit losses	6,000	(297)	(38)	1,467	482
Net interest income (expense) after provision for credit losses	228,038	56,998	37,971	28,105	23,343
Non-interest income	4,418	2,230	2,573	931	2,312
Non-interest expense	(113,841)	(23,231)	(16,471)	(14,332)	(13,207)
Income (loss) before income taxes	118,615	35,997	24,073	14,704	12,448
Income tax expense (benefit)	7,492	8,999	5,055	4,117	3,486
Net income	$111,123	$26,998	$19,018	$10,587	$8,962

Nine Months Ended September 30, 2018	(in thousands)
Net interest income	$672,366	$169,233	$109,898	$85,038	$69,081
Provision for (recovery of) credit losses	17,000	1,655	(2,005)	1,921	2,043
Net interest income (expense) after provision for credit losses	655,366	167,578	111,903	83,117	67,038
Non-interest income	29,505	5,902	8,585	2,898	7,281
Non-interest expense	(314,538)	(67,154)	(46,486)	(42,470)	(39,139)
Income (loss) before income taxes	370,333	106,326	74,002	43,545	35,180
Income tax expense (benefit)	53,631	26,644	15,634	12,288	9,938
Net income	$316,702	$79,682	$58,368	$31,257	$25,242

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2018
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,240.8
Loans, net of deferred loan fees and costs	210.0	1,547.5	1,200.9	1,479.9	4,154.9	4.7
Less: allowance for credit losses	(1.9)	(14.2)	(10.0)	(8.5)	(38.2)	—
Total loans	208.1	1,533.3	1,190.9	1,471.4	4,116.7	4.7
Other assets acquired through foreclosure, net	—	—	—	—	—	3.2
Goodwill and other intangible assets, net	—	—	120.4	0.1	—	—
Other assets	0.9	20.1	6.3	7.2	37.1	760.4
Total assets	$209.0	$1,553.4	$1,317.6	$1,478.7	$4,153.8	$5,009.1
Liabilities:
Deposits	$2,607.2	$—	$2,559.0	$—	$—	$738.0
Borrowings and qualifying debt	—	—	—	—	—	851.5
Other liabilities	2.1	25.2	0.1	0.4	49.6	347.9
Total liabilities	2,609.3	25.2	2,559.1	0.4	49.6	1,937.4
Allocated equity:	70.7	123.9	268.7	122.3	340.0	422.7
Total liabilities and stockholders' equity	$2,680.0	$149.1	$2,827.8	$122.7	$389.6	$2,360.1
Excess funds provided (used)	2,471.0	(1,404.3)	1,510.2	(1,356.0)	(3,764.2)	(2,649.0)

Income Statement:
Three Months Ended September 30, 2018	(in thousands)
Net interest income (expense)	$17,930	$3,683	$27,233	$13,557	$20,329	$3,275
Provision for (recovery of) credit losses	103	(553)	1,448	223	3,214	(49)
Net interest income (expense) after provision for credit losses	17,827	4,236	25,785	13,334	17,115	3,324
Non-interest income	215	159	2,836	—	549	(7,387)
Non-interest expense	(8,254)	(2,134)	(9,933)	(3,014)	(7,280)	(15,985)
Income (loss) before income taxes	9,788	2,261	18,688	10,320	10,384	(20,048)
Income tax expense (benefit)	2,251	521	4,298	2,374	2,388	(25,997)
Net income	$7,537	$1,740	$14,390	$7,946	$7,996	$5,949

Nine Months Ended September 30, 2018	(in thousands)
Net interest income	$49,335	$11,224	$74,615	$41,617	$58,813	$3,512
Provision for (recovery of) credit losses	285	(786)	5,355	2,006	6,573	(47)
Net interest income (expense) after provision for credit losses	49,050	12,010	69,260	39,611	52,240	3,559
Non-interest income	543	159	9,518	12	1,182	(6,575)
Non-interest expense	(24,090)	(6,386)	(29,666)	(7,419)	(19,193)	(32,535)
Income (loss) before income taxes	25,503	5,783	49,112	32,204	34,229	(35,551)
Income tax expense (benefit)	5,866	1,329	11,296	7,407	7,873	(44,644)
Net income	$19,637	$4,454	$37,816	$24,797	$26,356	$9,093

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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended September 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,888	$1,226	$2,036	$770	$965
Debit and credit card interchange (1)	1,977	451	440	229	845
Success fees (2)	605	—	—	—	—
Other income	80	8	14	4	19
Total revenue from contracts with customers	$8,550	$1,685	$2,490	$1,003	$1,829
Revenues outside the scope of ASC 606 (3)	10,891	136	187	76	88
Total non-interest income	$19,441	$1,821	$2,677	$1,079	$1,917

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Nine Months Ended September 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$17,121	$3,525	$5,980	$2,218	$2,821
Debit and credit card interchange (1)	5,830	1,125	1,200	596	2,878
Success fees (2)	1,125	—	—	—	—
Other income	187	8	8	6	43
Total revenue from contracts with customers	$24,263	$4,658	$7,188	$2,820	$5,742
Revenues outside the scope of ASC 606 (3)	24,806	392	738	234	557
Total non-interest income	$49,069	$5,050	$7,926	$3,054	$6,299

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended September 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$77	$—	$813	$—	$1	$—
Debit and credit card interchange (1)	12	—	—	—	—	—
Success fees (2)	—	—	605	—	—	—
Other income	(3)	—	—	—	35	3
Total revenue from contracts with customers	$86	$—	$1,418	$—	$36	$3
Revenues outside the scope of ASC 606 (3)	(2)	—	4,004	—	1,672	4,730
Total non-interest income	$84	$—	$5,422	$—	$1,708	$4,733

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Nine Months Ended September 30, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$241	$—	$2,333	$—	$3	$—
Debit and credit card interchange (1)	31	—	—	—	—	—
Success fees (2)	—	—	1,125	—	—	—
Other income	2	—	4	—	109	7
Total revenue from contracts with customers	$274	$—	$3,462	$—	$112	$7
Revenues outside the scope of ASC 606 (3)	(6)	—	7,484	—	3,803	11,604
Total non-interest income	$268	$—	$10,946	$—	$3,915	$11,611

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended September 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,267	$917	$1,967	$634	$905
Debit and credit card interchange (1)	1,834	284	381	171	992
Success fees (2)	675	—	—	—	—
Other income	84	29	34	7	18
Total revenue from contracts with customers	$7,860	$1,230	$2,382	$812	$1,915
Revenues outside the scope of ASC 606 (3)	(3,442)	1,000	191	119	397
Total non-interest income	$4,418	$2,230	$2,573	$931	$2,312

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Nine Months Ended September 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$16,684	$2,826	$6,143	$2,053	$2,945
Debit and credit card interchange (1)	4,990	822	995	471	2,687
Success fees (2)	2,370	—	—	—	21
Other income	497	139	153	51	134
Total revenue from contracts with customers	$24,541	$3,787	$7,291	$2,575	$5,787
Revenues outside the scope of ASC 606 (3)	4,964	2,115	1,294	323	1,494
Total non-interest income	$29,505	$5,902	$8,585	$2,898	$7,281

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended September 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$208	$—	$643	$—	$—	$(7)
Debit and credit card interchange (1)	6	—	—	—	—	—
Success fees (2)	—	—	675	—	—	—
Other income	1	—	—	—	—	(5)
Total revenue from contracts with customers	$215	$—	$1,318	$—	$—	$(12)
Revenues outside the scope of ASC 606 (3)	—	159	1,518	—	549	(7,375)
Total non-interest income	$215	$159	$2,836	$—	$549	$(7,387)

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Nine Months Ended September 30, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$525	$—	$2,197	$—	$—	$(5)
Debit and credit card interchange (1)	15	—	—	—	—	—
Success fees (2)	—	—	2,349	—	—	—
Other income	3	—	—	—	1	16
Total revenue from contracts with customers	$543	$—	$4,546	$—	$1	$11
Revenues outside the scope of ASC 606 (3)	—	159	4,972	12	1,181	(6,586)
Total non-interest income	$543	$159	$9,518	$12	$1,182	$(6,575)

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of September 30, 2019. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.5 million and $1.4 million at each of the periods ended September 30, 2019 and December 31, 2018, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact the real estate market; 3) high concentration of commercial real estate and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) recent changes to FASB accounting standards and the impact on the recognition of credit losses; 6) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 7) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 8) exposure of financial instruments to certain market risks may increase the volatility of earnings and AOCI; 9) dependence on low-cost deposits; 10) ability to borrow from the FHLB or the FRB; 11) perpetration of fraud; 12) information security breaches; 13) reliance on third parties to provide key components of the Company's infrastructure; 14) a change in the Company's creditworthiness; 15) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 16) expansion strategies may not be successful; 17) risks associated with new lines of businesses or new products and services within existing lines of business; 18) the Company's ability to compete in a highly competitive market; 19) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 20) inadequate or ineffective risk management practices and internal controls and procedures; 21) the Company's ability to adapt to technological change; 22) exposure to natural and man-made disasters in markets that the Company operates; 23) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 24) failure to comply with state and federal banking agency laws and regulations; 25) uncertainty about the future of LIBOR, changes in interest rates, and increased rate competition; 26) exposure to environmental liabilities related to the properties to which the Company acquires title; and 27) risks related to ownership and price of the Company's common stock.
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

Financial Results Highlights for the Third Quarter of 2019
Effective for the first quarter 2019, annualized performance metrics are calculated on an actual/actual basis, from a previous 30/360 basis as management believes that this change results in quarterly results that are more comparable. Prior period amounts have been restated to conform to the current presentation.

•	Net income of $127.4 million, compared to $111.1 million for the third quarter 2018

•	Diluted earnings per share of $1.24, compared to $1.05 per share for the third quarter 2018

•	Total loans of $20.2 billion, up $902.5 million from June 30, 2019, and $2.4 billion from December 31, 2018

•	Total deposits of $22.4 billion, up $1.0 billion from June 30, 2019, and $3.3 billion from December 31, 2018

•	Net interest margin of 4.41%, compared to 4.68% in the third quarter 2018

•
Net operating revenue of $282.5 million, an increase of 14.4%, or $35.6 million, compared to the third quarter 2018, and an increase in operating non-interest expenses of 16.7%, or $17.5 million, compared to the third quarter 2018[1]

•	Operating PPNR of $159.9 million, up 12.7% from $141.9 million in the third quarter 2018[1]

•	Efficiency ratio of 43.1% in the third quarter 2019, compared to 46.6% in the third quarter 2018

•	Operating efficiency ratio of 42.4% in the third quarter 2019, compared to 41.5% in the third quarter 2018[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.25% of total assets, from 0.26% at September 30, 2018

•	Annualized net loan recoveries to average loans outstanding of 0.01%, compared to net loan charge-offs of 0.08% for the third quarter 2018

•	Tangible common equity ratio of 10.1%, compared to 10.0% at September 30, 2018[1]

•	Stockholders' equity of $2.9 billion, an increase of $71.8 million from June 30, 2019 and $309.3 million from December 31, 2018

•	Book value per common share of $28.48, an increase of 21.2% from $23.51 at September 30, 2018

•	Tangible book value per share, net of tax, of $25.60, an increase of $4.90 from $20.70 at September 30, 2018[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2019.

1 See Non-GAAP Financial Measures section beginning on page 66.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income	$127,375	$111,123	$371,107	$316,702
Earnings per share - basic	1.25	1.06	3.60	3.03
Earnings per share - diluted	1.24	1.05	3.59	3.00
Return on average assets	1.94%	2.05%	2.03%	2.03%
Return on average tangible common equity (1)	19.41	20.40	19.86	20.53
Net interest margin	4.41	4.68	4.56	4.69

(1)	See Non-GAAP Financial Measures section beginning on page 66.

	September 30, 2019	December 31, 2018
	(in thousands)
Total assets	$26,324,245	$23,109,486
Total loans, net of deferred loan fees and costs	20,152,861	17,710,629
Total deposits	22,440,814	19,177,447
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

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Non-accrual loans	$50,338	$27,746
Non-performing assets	110,811	82,722
Non-accrual loans to gross loans	0.25%	0.16%
Net (recoveries) charge-offs to average loans outstanding (1)	(0.01)	0.06

(1)	Annualized on an actual/actual basis for the three months ended September 30, 2019. Actual year-to-date for the year ended December 31, 2018.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $26.3 billion at September 30, 2019 from $23.1 billion at December 31, 2018. The increase in total assets of $3.2 billion, or 13.9%, relates primarily to loan growth. Total loans increased by $2.4 billion, or 13.8%, to $20.2 billion as of September 30, 2019, compared to $17.7 billion as of December 31, 2018. The increase in loans from December 31, 2018 was driven by commercial and industrial loans of $967.0 million, CRE, non-owner occupied loans of $817.8 million, and residential real estate loans of $658.2 million. Total deposits increased $3.3 billion, or 17.0%, to $22.4 billion as of September 30, 2019 from $19.2 billion as of December 31, 2018.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$315,608	$265,216	$50,392	$909,624	$751,515	$158,109
Interest expense	49,186	31,178	18,008	141,185	79,149	62,036
Net interest income	266,422	234,038	32,384	768,439	672,366	96,073
Provision for credit losses	4,000	6,000	(2,000)	14,500	17,000	(2,500)
Net interest income after provision for credit losses	262,422	228,038	34,384	753,939	655,366	98,573
Non-interest income	19,441	4,418	15,023	49,069	29,505	19,564
Non-interest expense	125,955	113,841	12,114	353,082	314,538	38,544
Income before provision for income taxes	155,908	118,615	37,293	449,926	370,333	79,593
Income tax expense	28,533	7,492	21,041	78,819	53,631	25,188
Net income	$127,375	$111,123	$16,252	$371,107	$316,702	$54,405
Earnings per share - basic	$1.25	$1.06	$0.19	$3.60	$3.03	$0.57
Earnings per share - diluted	$1.24	$1.05	$0.19	$3.59	$3.00	$0.58
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

The following table shows the components of operating PPNR for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total non-interest income	$19,441	$4,418	$49,069	$29,505
Less:
Gain (loss) on sales of investment securities, net (1)	3,152	(7,232)	3,152	(7,232)
Unrealized gains (losses) on assets measured at fair value, net (1)	222	(1,212)	4,628	(2,971)
Total operating non-interest income	16,067	12,862	41,289	39,708
Plus: net interest income	266,422	234,038	768,439	672,366
Net operating revenue	$282,489	$246,900	$809,728	$712,074
Total non-interest expense	$125,955	$113,841	$353,082	$314,538
Less:
Contribution to charitable foundation (2)	—	7,645	—	7,645
401(k) plan change and other miscellaneous items (2)	—	1,218	—	1,218
Net loss (gain) on sales / valuations of repossessed and other assets (1)	3,379	(67)	2,856	(1,474)
Total operating non-interest expense	$122,576	$105,045	$350,226	$307,149
Operating pre-provision net revenue	$159,913	$141,855	$459,502	$404,925
Plus:
Revenue adjustments	3,374	(8,444)	7,780	(10,203)
Less:
Provision for credit losses	4,000	6,000	14,500	17,000
Expense adjustments	3,379	8,796	2,856	7,389
Income before provision for income taxes	155,908	118,615	449,926	370,333
Income tax expense	28,533	7,492	78,819	53,631
Net income	$127,375	$111,123	$371,107	$316,702

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-operational items.

(2)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-recurring items.
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Total operating non-interest expense	$122,576	$105,045	$350,226	$307,149

Divided by:
Total net interest income	$266,422	$234,038	$768,439	$672,366
Plus:
Tax equivalent interest adjustment	6,423	6,003	18,736	17,668
Operating non-interest income	16,067	12,862	41,289	39,708
Net operating revenue - TEB	$288,912	$252,903	$828,464	$729,742

Operating efficiency ratio - TEB	42.4%	41.5%	42.3%	42.1%

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

	September 30, 2019	December 31, 2018
	(dollars and shares in thousands)
Total stockholders' equity	$2,923,063	$2,613,734
Less: goodwill and intangible assets	297,994	299,155
Total tangible stockholders' equity	2,625,069	2,314,579
Plus: deferred tax - attributed to intangible assets	2,005	1,885
Total tangible common equity, net of tax	$2,627,074	$2,316,464

Total assets	$26,324,245	$23,109,486
Less: goodwill and intangible assets, net	297,994	299,155
Tangible assets	26,026,251	22,810,331
Plus: deferred tax - attributed to intangible assets	2,005	1,885
Total tangible assets, net of tax	$26,028,256	$22,812,216

Tangible common equity ratio	10.1%	10.2%
Common shares outstanding	102,639	104,949
Book value per share	$28.48	$24.90
Tangible book value per share, net of tax	25.60	22.07

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

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,923,063	$2,613,734
Less:
Non-qualifying goodwill and intangibles	295,908	296,769
Disallowed deferred tax asset	1,310	768
AOCI related adjustments	28,829	(47,055)
Unrealized gain on changes in fair value liabilities	6,769	13,432
Common Equity Tier 1	$2,590,247	$2,349,820
Divided by: Risk-weighted assets	$25,124,186	$21,983,976
Common Equity Tier 1 ratio	10.3%	10.7%

Common Equity Tier 1	$2,590,247	$2,349,820
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$2,671,747	$2,431,320
Divided by: Tangible average assets	$25,665,826	$22,204,799
Tier 1 leverage ratio	10.4%	10.9%

Total Capital:
Tier 1 capital	$2,671,747	$2,431,320
Plus:
Subordinated debt	309,143	305,131
Qualifying allowance for credit losses	165,021	152,717
Other	8,991	8,188
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$483,155	$466,036

Total capital	$3,154,902	$2,897,356

Total capital ratio	12.6%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$220,423	$242,101
Divided by:
Tier 1 capital	2,671,747	2,431,320
Plus: Allowance for credit losses	165,021	152,717
Total Tier 1 capital plus allowance for credit losses	$2,836,768	$2,584,037

Classified assets to Tier 1 capital plus allowance	7.8%	9.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$8,423,017	$118,332	5.72%	$7,171,099	$100,312	5.73%
CRE - non-owner-occupied	4,722,176	69,421	5.85	4,003,943	59,383	5.90
CRE - owner-occupied	2,259,576	30,099	5.38	2,259,137	30,407	5.45
Construction and land development	2,226,289	39,177	7.00	2,023,116	35,959	7.06
Residential real estate	1,701,599	20,913	4.88	656,492	7,800	4.71
Consumer	69,519	990	5.65	57,360	848	5.87
Loans held for sale	237	—	—	—	—	—
Total loans (1), (2), (3)	19,402,413	278,932	5.79	16,171,147	234,709	5.86
Securities:
Securities - taxable	3,073,116	20,575	2.66	2,738,621	19,277	2.79
Securities - tax-exempt	1,062,087	9,085	4.30	875,207	7,962	4.51
Total securities (1)	4,135,203	29,660	3.08	3,613,828	27,239	3.21
Other	1,009,926	7,016	2.76	549,499	3,268	2.36
Total interest earning assets	24,547,542	315,608	5.20	20,334,474	265,216	5.29
Non-interest earning assets
Cash and due from banks	346,833			143,996
Allowance for credit losses	(162,629)			(148,162)
Bank owned life insurance	172,447			168,821
Other assets	1,094,205			1,002,468
Total assets	$25,998,398			$21,501,597
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$2,488,581	$5,061	0.81%	$1,938,180	$3,256	0.67%
Savings and money market accounts	8,456,531	26,608	1.25	6,580,274	14,891	0.90
Certificates of deposit	2,250,362	11,685	2.06	1,863,747	7,119	1.52
Total interest-bearing deposits	13,195,474	43,354	1.30	10,382,201	25,266	0.97
Short-term borrowings	17,495	47	1.07	28,471	118	1.64
Qualifying debt	387,799	5,785	5.92	359,133	5,794	6.40
Total interest-bearing liabilities	13,600,768	49,186	1.43	10,769,805	31,178	1.15
Interest cost of funding earning assets			0.79			0.61
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	8,916,568			7,910,305
Other liabilities	579,624			360,790
Stockholders’ equity	2,901,438			2,460,697
Total liabilities and stockholders' equity	$25,998,398			$21,501,597
Net interest income and margin (4)		$266,422	4.41%		$234,038	4.68%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $6.4 million and $6.0 million for the three months ended September 30, 2019 and 2018, respectively.

(2)
Included in the yield computation are net loan fees of $13.4 million and accretion on acquired loans of $2.7 million for the three months ended September 30, 2019, compared to $12.5 million and $3.3 million for the three months ended September 30, 2018, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$7,955,590	$340,808	5.88%	$6,887,005	$280,101	5.62%
CRE - non-owner occupied	4,468,371	199,372	5.98	3,963,287	175,041	5.92
CRE - owner occupied	2,279,886	90,113	5.39	2,247,891	87,656	5.33
Construction and land development	2,210,205	118,687	7.20	1,922,353	99,146	6.91
Residential real estate	1,535,964	56,275	4.90	505,908	18,494	4.89
Consumer	64,490	2,844	5.90	52,585	2,265	5.76
Loans held for sale	80	—	—	—	—	—
Total loans (1), (2), (3)	18,514,586	808,099	5.92	15,579,029	662,703	5.79
Securities:
Securities - taxable	2,865,596	60,641	2.83	2,805,128	57,700	2.75
Securities - tax-exempt	979,677	27,053	4.62	853,748	23,605	4.62
Total securities (1)	3,845,273	87,694	3.29	3,658,876	81,305	3.19
Other	700,698	13,831	2.64	453,031	7,507	2.22
Total interest earning assets	23,060,557	909,624	5.38	19,690,936	751,515	5.22
Non-interest earning assets
Cash and due from banks	225,907			143,787
Allowance for credit losses	(157,809)			(144,953)
Bank owned life insurance	171,470			168,412
Other assets	1,098,583			1,001,369
Total assets	$24,398,708			$20,859,551
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$2,511,860	$16,194	0.86%	$1,806,921	$6,996	0.52%
Savings and money market accounts	7,854,914	73,283	1.25	6,312,371	36,130	0.77
Certificates of deposit	2,114,659	31,553	1.99	1,720,537	16,162	1.26
Total interest-bearing deposits	12,481,433	121,030	1.30	9,839,829	59,288	0.81
Short-term borrowings	129,382	2,257	2.33	263,249	3,403	1.73
Qualifying debt	376,154	17,898	6.36	363,556	16,458	6.05
Total interest-bearing liabilities	12,986,969	141,185	1.45	10,466,634	79,149	1.01
Interest cost of funding earning assets			0.82			0.53
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	8,118,791			7,679,090
Other liabilities	495,597			351,193
Stockholders’ equity	2,797,351			2,362,634
Total liabilities and stockholders' equity	$24,398,708			$20,859,551
Net interest income and margin (4)		$768,439	4.56%		$672,366	4.69%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $18.7 million and $17.7 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Included in the yield computation are net loan fees of $37.9 million and accretion on acquired loans of $10.1 million for the nine months ended September 30, 2019, compared to $33.4 million and $14.1 million for the nine months ended September 30, 2018, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 versus 2018			2019 versus 2018
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$17,588	$432	$18,020	$45,777	$14,930	$60,707
CRE - non-owner occupied	10,559	(521)	10,038	22,536	1,795	24,331
CRE - owner-occupied	6	(314)	(308)	1,265	1,192	2,457
Construction and land development	3,575	(357)	3,218	15,458	4,083	19,541
Residential real estate	12,845	268	13,113	37,739	42	37,781
Consumer	173	(31)	142	525	54	579
Loans held for sale	—	—	—	—	—	—
Total loans	44,746	(523)	44,223	123,300	22,096	145,396
Securities:
Securities - taxable	2,239	(941)	1,298	1,280	1,661	2,941
Securities - tax-exempt	1,599	(476)	1,123	3,477	(29)	3,448
Total securities	3,838	(1,417)	2,421	4,757	1,632	6,389
Other	3,199	549	3,748	4,889	1,435	6,324
Total interest income	51,783	(1,391)	50,392	132,946	25,163	158,109

Interest expense:
Interest-bearing transaction accounts	$1,119	$686	$1,805	$4,545	$4,653	$9,198
Savings and money market	5,904	5,813	11,717	14,391	22,762	37,153
Certificates of deposit	2,007	2,559	4,566	5,881	9,510	15,391
Short-term borrowings	(29)	(42)	(71)	(2,335)	1,189	(1,146)
Qualifying debt	428	(437)	(9)	599	841	1,440
Total interest expense	9,429	8,579	18,008	23,081	38,955	62,036

Net increase	$42,354	$(9,970)	$32,384	$109,865	$(13,792)	$96,073

(1)	Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2019, interest income was $315.6 million, an increase of $50.4 million, or 19.0%, compared to $265.2 million for the three months ended September 30, 2018. This increase was primarily the result of a $3.2 billion increase in the average loan balance, which drove a $44.2 million increase in loan interest income for the three months ended September 30, 2019. Other income increased $3.7 million from the comparable period due to an increase in interest-bearing cash account balances. Interest income from investment securities increased by $2.4 million for the comparable period primarily due to a $521.4 million increase in the average securities balance, partially offset by a decrease in interest rates from September 30, 2018.
For the nine months ended September 30, 2019, interest income was $909.6 million, an increase of $158.1 million, or 21.0%, compared to $751.5 million for the nine months ended September 30, 2018. This increase was primarily the result of a $2.9 billion increase in the average loan balance compared to the same period in the prior year which, together with the effect of the average increase in interest rates during the period, drove a $145.4 million increase in loan interest income for the nine months ended September 30, 2019. Interest income from investment securities increased by $6.4 million for the comparable period primarily due to an increase in interest rates as well as an increase in the average securities balance of $186.4 million from September 30, 2018. Other income increased $6.3 million due to an increase in interest-bearing cash account balances. Average yield on interest earning assets increased to 5.38% for the nine months ended September 30, 2019, compared to 5.22% for the same period in 2018, which was primarily the result of increased yields on loans and investment securities, attributable to the interest rate environment.
For the three months ended September 30, 2019, interest expense was $49.2 million, an increase of $18.0 million, or 57.8%, compared to $31.2 million for the three months ended September 30, 2018. Interest expense on deposits increased $18.1 million for the same period as average interest-bearing deposits increased $2.8 billion, resulting in a 33 basis point increase in average cost of interest-bearing deposits.
For the nine months ended September 30, 2019, interest expense was $141.2 million, an increase of $62.0 million, or 78.4%, compared to $79.1 million for the nine months ended September 30, 2018. Interest expense on deposits increased $61.7 million for the same period as average interest-bearing deposits increased $2.6 billion, paired with a 49 basis point increase in average cost of interest-bearing deposits.
For the three months ended September 30, 2019, net interest income was $266.4 million, an increase of $32.4 million, or 13.8%, compared to $234.0 million for the three months ended September 30, 2018. The increase in net interest income reflects a $4.2 billion increase in average interest-earning assets, partially offset by an increase of $2.8 billion in average interest-bearing liabilities. The decrease in net interest margin of 27 basis points to 4.41% is the result of higher deposit and funding costs for the three months ended September 30, 2019 compared to the same period in 2018, and decreased yields on loans and investment securities.
For the nine months ended September 30, 2019, net interest income was $768.4 million, an increase of $96.1 million, or 14.3%, compared to $672.4 million for the nine months ended September 30, 2018. The increase in net interest income reflects a $3.4 billion increase in average interest-earning assets, offset by a $2.5 billion increase in average interest-bearing liabilities. The decrease in net interest margin of 13 basis points to 4.56% is the result of higher deposit and funding costs, partially offset by increased yields on loans and investment securities for the nine months ended September 30, 2019, compared to the same period in 2018.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended September 30, 2019, the provision for credit losses was $4.0 million, compared to $6.0 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the provision for credit losses was $14.5 million, compared to $17.0 million for the nine months ended September 30, 2018. The decrease in the provision for credit losses from the three and nine months ended September 30, 2018 was due to a reduction in net charge-offs and loan mix.
The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of September 30, 2019 and December 31, 2018, the allowance for credit losses on PCI loans was $0.1 million. For non-PCI loans, an additional allowance for credit losses is established when the remaining credit marks on these loans are lower than the Company's calculated allowance for similar types of organic loans. As of September 30, 2019 and December 31, 2018, the allowance for credit losses on non-PCI loans was $1.1 million and $3.4 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,888	$5,267	$621	$17,121	$16,684	$437
Income from equity investments	3,742	1,440	2,302	6,619	5,417	1,202
Card income	1,729	2,138	(409)	5,195	6,143	(948)
Foreign currency income	1,321	1,092	229	3,564	3,475	89
Income from bank owned life insurance	979	868	111	2,938	2,963	(25)
Lending related income and gains (losses) on sale of loans, net	539	1,422	(883)	1,343	3,447	(2,104)
Gain (loss) on sales of investment securities, net	3,152	(7,232)	10,384	3,152	(7,232)	10,384
Unrealized gains (losses) on assets measured at fair value, net	222	(1,212)	1,434	4,628	(2,971)	7,599
Other income	1,869	635	1,234	4,509	1,579	2,930
Total non-interest income	$19,441	$4,418	$15,023	$49,069	$29,505	$19,564
Total non-interest income for the three months ended September 30, 2019 compared to the same period in 2018 increased by $15.0 million. The increase in non-interest income is due primarily to a $10.4 million positive change attributable to investment security sales as the Company recognized a net gain on sales of investment securities of $3.2 million for the three months ended September 30, 2019, compared to a net loss of $7.2 million for the three months ended September 30, 2018. Investment security sales during the three months ended September 30, 2019 were the result of a portfolio re-balancing initiative. The net loss on sales of investment securities of $7.2 million for the three months ended September 30, 2018 relates to sales of low yielding investment securities, which were replaced with investment securities with shorter durations and higher yields. Other increases in non-interest income were due to income from equity investments, net unrealized gains on assets measured at fair value, and other non-interest income. Income from equity investments increased $2.3 million from the three months ended September 30, 2018 primarily related to an increase in warrant income. Assets measured at fair value were in an unrealized gain position of $0.2 million for the three months ended September 30, 2019, compared to an unrealized loss position of $1.2 million for the same period in 2018, which resulted from increases in the fair market value of the Company's equity securities. Other non-interest income also increased $1.2 million from the three months ended September 30, 2018 due to an increase in rental income on equipment leases.
Total non-interest income for the nine months ended September 30, 2019 compared to the same period in 2018 increased $19.6 million, or 66.3%. The increase in non-interest income is due primarily to a net gain on sales of investment securities, net unrealized gains on assets measured at fair value, and an increase in other non-interest income, which are due to the same factors discussed above. These increases were partially offset by a decrease in lending related income of $2.1 million, that resulted primarily from a decrease in gains on loan sales recognized during the nine months ended September 30, 2018.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$70,978	$64,762	$6,216	$205,328	$188,680	$16,648
Deposit costs	11,537	4,848	6,689	24,930	11,888	13,042
Occupancy	8,263	7,406	857	24,251	21,671	2,580
Legal, professional, and directors' fees	8,248	7,907	341	26,885	21,856	5,029
Data processing	7,095	5,895	1,200	20,563	16,688	3,875
Insurance	3,071	3,712	(641)	8,691	11,466	(2,775)
Loan and repossessed asset expenses	1,953	1,230	723	5,419	2,830	2,589
Business development	1,443	1,381	62	4,972	4,523	449
Marketing	842	687	155	2,640	2,429	211
Card expense	548	1,282	(734)	1,892	3,305	(1,413)
Intangible amortization	387	398	(11)	1,161	1,195	(34)
Net loss (gain) on sales / valuations of repossessed and other assets	3,379	(67)	3,446	2,856	(1,474)	4,330
Other expense	8,211	14,400	(6,189)	23,494	29,481	(5,987)
Total non-interest expense	$125,955	$113,841	$12,114	$353,082	$314,538	$38,544
Total non-interest expense for the three months ended September 30, 2019 compared to the same period in 2018 increased $12.1 million, or 10.6%. This increase primarily relates to deposit costs, salaries and employee benefits, a net loss on sales/valuations of repossessed and other assets, and data processing. Deposit costs consist of fees to Promontory Interfinancial Network and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the three months ended September 30, 2019 compared to the same period in 2018 primarily relates to an increase in deposit earnings credits paid to account holders. Salaries and employee benefits and data processing costs have increased as the Company supports its continued growth. The net loss on sales/valuations of repossessed and other assets of $3.4 million for the three months ended September 30, 2019 is primarily related to valuation adjustments on OREO properties. These increases were partially offset by a decrease of $6.2 million in other non-interest expense as the prior year period included a $7.6 million donation to the Company's charitable foundation.
Total non-interest expense for the nine months ended September 30, 2019 compared to the same period in 2018 increased $38.5 million, or 12.3%. This increase primarily relates to salaries and employee benefits, deposit costs, legal, professional, and directors' fees, net loss on sales/valuations of repossessed and other assets, and data processing. The increase to legal, professional, and directors' fees largely relates to consulting projects aimed at the implementation of CECL and other technology initiatives that will help position the Company for continued growth. The other significant increases to non-interest expense for the nine months ended September 30, 2019 compared to the same period in 2018 are due to the same factors discussed above. These increases to non-interest expense were partially offset by a decrease in other non-interest expense of $6.0 million due to a $7.6 million donation to the Company's charitable foundation in the prior year period as well as a decrease in insurance costs of $2.8 million due to the elimination of the FDIC assessment surcharge.
Income Taxes
The Company's effective tax rate was 18.30% and 6.32% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company's effective tax rate was 17.52% and 14.48%, respectively. The increase in the effective tax rate from the three and nine months ended September 30, 2018 is due primarily to the federal NOL carryback benefit, which was recorded as a discrete item in tax expense during the three months ended September 30, 2018.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2019	(in millions)
Loans, net of deferred loan fees and costs	$20,152.8	$3,968.2	$2,179.7	$2,306.6	$1,225.5
Deposits	22,440.8	5,970.3	4,269.2	2,753.0	2,270.9

At December 31, 2018
Loans, net of deferred loan fees and costs	$17,710.6	$3,647.9	$2,003.5	$2,161.1	$1,300.2
Deposits	19,177.4	5,090.2	3,996.4	2,347.5	1,839.1

	(in thousands)
Three Months Ended September 30, 2019
Pre-tax income	$155,908	$43,305	$28,093	$19,713	$12,824

Nine Months Ended September 30, 2019
Pre-tax income	$449,926	$114,934	$81,852	$53,304	$39,066

Three Months Ended September 30, 2018
Pre-tax income	$118,615	$35,997	$24,073	$14,704	$12,448

Nine Months Ended September 30, 2018
Pre-tax income	$370,333	$106,326	$74,002	$43,545	$35,180

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2019	(in millions)
Loans, net of deferred loan fees and costs	$227.9	$1,582.5	$1,377.2	$1,896.1	$5,384.2	$4.9
Deposits	3,052.1	—	3,289.3	0.3	31.3	804.4

At December 31, 2018
Loans, net of deferred loan fees and costs	$210.0	$1,547.5	$1,200.9	$1,479.9	$4,154.9	$4.7
Deposits	2,607.2	—	2,559.0	—	—	738.0

	(in thousands)
Three Months Ended September 30, 2019
Pre-tax income	$12,229	$1,740	$26,391	$8,692	$22,113	$(19,192)

Nine Months Ended September 30, 2019
Pre-tax income	$36,984	$4,731	$66,211	$28,935	$53,840	$(29,931)

Three Months Ended September 30, 2018
Pre-tax income	$9,788	$2,261	$18,688	$10,320	$10,384	$(20,048)

Nine Months Ended September 30, 2018
Pre-tax income	$25,503	$5,783	$49,112	$32,204	$34,229	$(35,551)

BALANCE SHEET ANALYSIS
Total assets increased $3.2 billion, or 13.9%, to $26.3 billion at September 30, 2019, compared to $23.1 billion at December 31, 2018. The increase in total assets relates primarily to organic loan growth. Loans increased $2.4 billion, or 13.8%, to $20.2 billion at September 30, 2019, compared to $17.7 billion at December 31, 2018. The increase in loans from December 31, 2018 was driven by increases in commercial and industrial loans of $967.0 million, CRE, non-owner occupied loans of $817.8 million, and residential real estate loans of $658.2 million.
Total liabilities increased $2.9 billion, or 14.2%, to $23.4 billion at September 30, 2019, compared to $20.5 billion at December 31, 2018. The increase in liabilities is due primarily to an increase in total deposits of $3.3 billion, or 17.0%, to $22.4 billion, all of which is attributable to organic deposit growth. This increase was partially offset by a decrease of $491.0 million in overnight borrowings.
Total stockholders’ equity increased by $309.3 million, or 11.8%, to $2.9 billion at September 30, 2019, compared to $2.6 billion at December 31, 2018. The increase in stockholders' equity relates primarily to net income for the nine months ended September 30, 2019 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI, partially offset by share repurchases and cash dividends to shareholders.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2019	December 31, 2018
	(in thousands)
Debt securities
CDO	$15,026	$15,327
Commercial MBS issued by GSEs	99,111	100,106
Corporate debt securities	97,838	99,380
Municipal securities	7,918	—
Private label residential MBS	1,130,983	924,594
Residential MBS issued by GSEs	1,571,755	1,530,124
Tax-exempt	966,392	841,573
Trust preferred securities	25,202	28,617
U.S. government sponsored agency securities	40,002	38,188
U.S. treasury securities	997	1,984
Total debt securities	$3,955,224	$3,579,893

Equity securities
CRA investments	$52,500	$51,142
Preferred stock	74,002	63,919
Total equity securities	$126,502	$115,061

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial and industrial	$8,707,811	$7,762,642
Commercial real estate - non-owner occupied	5,031,264	4,213,428
Commercial real estate - owner occupied	2,299,839	2,325,380
Construction and land development	2,155,561	2,134,753
Residential real estate	1,862,524	1,204,355
Consumer	74,059	70,071
Loans, net of deferred loan fees and costs	20,131,058	17,710,629
Allowance for credit losses	(165,021)	(152,717)
Total loans HFI	$19,966,037	$17,557,912
Net deferred loan fees/costs as of September 30, 2019 and December 31, 2018 total $44.3 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase premiums/discounts on secondary market loan purchases total $20.9 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $4.3 million and $7.1 million as of September 30, 2019 and December 31, 2018, respectively. Credit marks were $7.5 million and $14.6 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company also had $21.8 million of HFS loans. There were no HFS loans as of December 31, 2018.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended September 30, 2019 and December 31, 2018, CRE related loans accounted for approximately 47% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 31% and 36% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2019 and December 31, 2018, respectively.
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

Total non-performing loans increased by $30.5 million, or 47.1%, at September 30, 2019 to $95.3 million from $64.8 million at December 31, 2018.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Total non-accrual loans (1)	$50,338	$27,746
Loans past due 90 days or more on accrual status	—	594
Accruing troubled debt restructured loans	44,990	36,458
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	95,328	64,798
Other impaired loans	42,463	47,454
Total impaired loans	$137,791	$112,252
Other assets acquired through foreclosure, net	$15,483	$17,924
Non-accrual loans to gross loans held for investment	0.25%	0.16%
Loans past due 90 days or more on accrual status to gross loans held for investment	—	0.00

(1)	Includes non-accrual TDR loans of $11.8 million and $8.0 million at September 30, 2019 and December 31, 2018, respectively.
Interest income that would have been recorded under the original terms of non-accrual loans was $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	September 30, 2019			December 31, 2018
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$11,565	22.98%	0.06%	$15,090	54.39%	0.09%
Commercial real estate	30,703	60.99	0.15	—	—	—
Construction and land development	2,211	4.39	0.01	476	1.71	0.00
Residential real estate	5,733	11.39	0.03	11,939	43.03	0.07
Consumer	126	0.25	0.00	241	0.87	0.00
Total non-accrual loans	$50,338	100.00%	0.25%	$27,746	100.00%	0.16%

	September 30, 2019		December 31, 2018
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$26,685	0.67%	$8,312	0.23%
Nevada	10,379	0.48	6,374	0.32
Southern California	2,669	0.12	8,564	0.40
Northern California	5,890	0.48	4,255	0.33
Public & Nonprofit Finance	2,211	0.14	—	—
Technology and Innovation	1,112	0.08	—	—
Other NBLs	1,392	0.03	241	0.00
Total non-accrual loans	$50,338	0.25%	$27,746	0.16%

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
As of September 30, 2019 and December 31, 2018, the aggregate amount of loans classified as impaired was $137.8 million and $112.3 million, respectively. The total specific allowance for credit losses related to these loans was $4.3 million and $0.7 million at September 30, 2019 and December 31, 2018, respectively. The Company had $45.0 million and $36.5 million in loans classified as accruing restructured loans at September 30, 2019 and December 31, 2018, respectively.
Impaired loans by segment at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Arizona	$61,915	$34,899
Nevada	56,028	33,860
Southern California	8,574	8,576
Northern California	6,558	4,928
Public & Nonprofit Finance	2,212	—
Technology & Innovation	1,112	29,748
Other NBLs	1,392	241
Total impaired loans	$137,791	$112,252
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	September 30, 2019
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$36,192	26.27%	0.18%	$2,020	46.82%	1.22%
Commercial real estate	63,931	46.40	0.32	1,252	29.02	0.76
Construction and land development	24,847	18.03	0.12	780	18.08	0.47
Residential real estate	12,669	9.19	0.06	254	5.89	0.15
Consumer	152	0.11	—	8	0.19	—
Total impaired loans	$137,791	100.00%	0.68%	$4,314	100.00%	2.61%

	December 31, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$63,896	56.92%	0.36%	$621	91.19%	0.41%
Commercial real estate	18,937	16.87	0.11	—	—	—
Construction and land development	9,403	8.38	0.05	—	—	—
Residential real estate	19,744	17.59	0.11	60	8.81	0.04
Consumer	272	0.24	0.00	—	—	—
Total impaired loans	$112,252	100.00%	0.63%	$681	100.00%	0.45%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$160,409	$147,083	$152,717	$140,050
Provision charged to operating expense:
Commercial and industrial	(2,815)	5,652	(3,128)	13,022
Commercial real estate	4,817	(1,250)	10,354	(905)
Construction and land development	1,210	473	4,865	1,726
Residential real estate	804	832	2,599	2,804
Consumer	(16)	293	(190)	353
Total Provision	4,000	6,000	14,500	17,000
Recoveries of loans previously charged-off:
Commercial and industrial	(2,549)	(362)	(3,521)	(1,737)
Commercial real estate	(8)	(856)	(900)	(1,228)
Construction and land development	(17)	(24)	(81)	(1,420)
Residential real estate	(131)	(440)	(251)	(831)
Consumer	(6)	(11)	(19)	(35)
Total recoveries	(2,711)	(1,693)	(4,772)	(5,251)
Loans charged-off:
Commercial and industrial	1,950	4,610	6,092	10,904
Commercial real estate	139	—	139	233
Construction and land development	—	—	141	1
Residential real estate	9	46	594	1,038
Consumer	1	109	2	114
Total charged-off	2,099	4,765	6,968	12,290
Net (recoveries) charge-offs	(612)	3,072	2,196	7,039
Balance at end of period	$165,021	$150,011	$165,021	$150,011
Net (recoveries) charge-offs to average loans outstanding	(0.01)%	0.08%	0.02%	0.06%
Allowance for credit losses to gross loans	0.82	0.90
Allowance for credit losses to gross organic loans	0.85	0.97
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
September 30, 2019
Allowance for credit losses	$77,419	$45,944	$27,318	$13,532	$808	$165,021
Percent of total allowance for credit losses	46.9%	27.8%	16.6%	8.2%	0.5%	100.0%
Percent of loan type to total HFI loans	43.3	36.4	10.7	9.2	0.4	100.0
December 31, 2018
Allowance for credit losses	$83,118	$34,829	$22,513	$11,276	$981	$152,717
Percent of total allowance for credit losses	54.4%	22.8%	14.8%	7.4%	0.6%	100.0%
Percent of loan type to total HFI loans	43.8	36.9	12.1	6.8	0.4	100.0

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

	September 30, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	107	$114,828	38.29%	0.57%
Commercial real estate	42	134,486	44.85	0.67
Construction and land development	16	49,783	16.60	0.25
Residential real estate	3	764	0.25	0.00
Consumer	2	15	0.01	0.00
Total	170	$299,876	100.00%	1.49%

	December 31, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	107	$125,585	62.37%	0.71%
Commercial real estate	42	71,116	35.32	0.40
Construction and land development	3	4,040	2.01	0.02
Residential real estate	1	527	0.26	0.00
Consumer	2	75	0.04	0.00
Total	155	$201,343	100.00%	1.13%
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $8.1 million at September 30, 2019, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2019 and 2018, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of September 30, 2019, the net deferred tax asset was $3.7 million, a decrease of $28.3 million from December 31, 2018. This overall decrease in the net deferred tax asset was primarily the result of an increase in the fair market value of AFS securities and basis differences related to solar tax credit investments.
At September 30, 2019 and December 31, 2018, the Company had a $2.4 million deferred tax valuation allowance related to net capital loss carryovers.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $22.4 billion at September 30, 2019, from $19.2 billion at December 31, 2018, an increase of $3.3 billion, or 17.0%. The increase in deposits is attributable to an increase across most deposit types, with the largest increases in savings and money market deposits of $1.7 billion, non-interest bearing deposits of $1.3 billion, and certificates of deposit of $282.4 million from December 31, 2018, partially offset by a decrease in interest-bearing deposits of $46.3 million.

At September 30, 2019 and December 31, 2018, the Company also has $757.2 million and $718.2 million, respectively, of wholesale brokered deposits. In addition, deposits for which the Company provides account holders with earnings credits and referral fees totaled $3.5 billion and $2.3 billion at September 30, 2019 and December 31, 2018, respectively. The Company incurred $11.2 million and $4.6 million in deposit related costs during the three months ended September 30, 2019 and 2018, respectively, and $24.0 million and $11.2 million in deposit related costs during the nine months ended September 30, 2019 and 2018, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2019		2018
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$2,488,581	0.81%	$1,938,180	0.67%
Savings and money market accounts	8,456,531	1.25	6,580,274	0.90
Certificates of deposit	2,250,362	2.06	1,863,747	1.52
Total interest-bearing deposits	13,195,474	1.30	10,382,201	0.97
Non-interest-bearing demand deposits	8,916,568	—	7,910,305	—
Total deposits	$22,112,042	0.78%	$18,292,506	0.55%

	Nine Months Ended September 30,
	2019		2018
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$2,511,860	0.86%	$1,806,921	0.52%
Savings and money market accounts	7,854,914	1.25	6,312,371	0.77
Certificates of deposit	2,114,659	1.99	1,720,537	1.26
Total interest-bearing deposits	12,481,433	1.30	9,839,829	0.81
Non-interest-bearing demand deposits	8,118,791	—	7,679,090	—
Total deposits	$20,600,224	0.79%	$17,518,919	0.45%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2019, total short-term borrowed funds consist of customer repurchase agreements of $15.0 million. At December 31, 2018, total short-term borrowed funds consisted of federal funds purchased of $256.0 million, FHLB overnight advances of $235.0 million, and customer repurchase agreements of $22.4 million.
As of September 30, 2019 and December 31, 2018, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2019, the carrying value of qualifying debt was $388.9 million, compared to $360.5 million at December 31, 2018.

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
As of September 30, 2019 and December 31, 2018, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
September 30, 2019
WAL	$3,154,902	$2,671,747	$25,124,186	$25,665,826	12.6%	10.6%	10.4%	10.3%
WAB	2,924,318	2,600,306	25,167,073	25,696,659	11.6	10.3	10.1	10.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2018
WAL	$2,897,356	$2,431,320	$21,983,976	$22,204,799	13.2%	11.1%	10.9%	10.7%
WAB	2,628,650	2,317,745	22,040,765	22,209,700	11.9	10.5	10.4	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	September 30, 2019
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks
Committed amounts	$261.0	$—
Uncommitted amounts	889.0	—
Total other lines with correspondent banks	$1,150.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2019 are presented in the following table:

September 30, 2019
(in millions)
FHLB:
Borrowing capacity	$4,003.0
Outstanding borrowings	—
Letters of credit	21.0
Total available credit	$3,982.0

FRB:
Borrowing capacity	$1,366.0
Outstanding borrowings	—
Total available credit	$1,366.0
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2019, there was $3.4 billion in liquid assets, comprised of $872.1 million in cash, cash equivalents, and $2.6 billion in unpledged marketable securities. At December 31, 2018, the Company maintained $3.0 billion in liquid assets, comprised of $498.6 million of cash, cash equivalents, and money market investments, and $2.5 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2019, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2019 and 2018, net cash provided by operating activities was $534.5 million and $396.3 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the nine months ended September 30, 2019 and 2018 was $2.4 billion and $1.6 billion, respectively. There was a net decrease in investment securities for the nine months ended September 30, 2019 and 2018 of $221.1 million and $17.6 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2019 and 2018, net deposits increased $3.3 billion and $1.9 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2019, the Company has $382.9 million of CDARS and $695.2 million of ICS deposits.
As of September 30, 2019, the Company has $757.2 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended September 30, 2019, WAB paid dividends to the Parent of $30.0 million. During the nine months ended September 30, 2019, WAB paid dividends to the Parent of $100.0 million. Subsequent to September 30, 2019, WAB paid dividends to the Parent of $30.0 million.

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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2019, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2019, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,139,138	$1,251,145	$1,389,233	$1,531,697
Interest Expense	113,017	173,455	235,571	297,679
Net Interest Income	$1,026,121	$1,077,690	$1,153,662	$1,234,018
% Change	(4.8)%		7.0%	14.5%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,202,849	$1,251,145	$1,309,755	$1,372,547
Interest Expense	144,281	173,455	187,689	201,239
Net Interest Income	$1,058,568	$1,077,690	$1,122,066	$1,171,308
% Change	(1.8)%		4.1%	8.7%
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
At September 30, 2019, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2019:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$27,071,557	$26,573,271	$26,062,130	$25,554,820	$25,079,114	$24,627,538
Liabilities	22,285,266	21,728,023	21,242,022	20,820,879	20,455,975	20,136,865
Net Present Value	$4,786,291	$4,845,248	$4,820,108	$4,733,941	$4,623,139	$4,490,673
% Change	(1.2)%		(0.5)%	(2.3)%	(4.6)%	(7.3)%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of September 30, 2019 and December 31, 2018:
Outstanding Derivatives Positions

September 30, 2019			December 31, 2018
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$883,582	$(63,906)	16.2	$1,017,773	$(42,477)	15.8

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2019, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2019 through 7/31/2019	13,941	$45.77	—	142,478,121
8/1/2019 through 8/31/2019	1,000,000	43.63	1,000,000	98,850,884
9/1/2019 through 9/30/2019	18,436	46.76	—	98,850,884
Total	1,032,377	$43.71	1,000,000	98,850,884

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

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 10-K filed with the SEC on March 1, 2019.

3.2	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.3	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith.

**	Furnished herewith.

±	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 31, 2019	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Executive Officer

October 31, 2019	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman
Chief Financial Officer

October 31, 2019	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer