Form 10-K
period 2019-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2020-03-02
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $4.28 billion based on the June 30, 2019 closing price of said stock on the New York Stock Exchange ($44.72 per share).
As of February 24, 2020, Western Alliance Bancorporation had 102,479,213 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K:

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
ACL	Allowance for Credit Losses	FRB	Federal Reserve Bank
AFS	Available-for-Sale	FVO	Fair Value Option
ALCO	Asset and Liability Management Committee	GAAP	U.S. Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	GLBA	Gramm-Leach-Bliley Act
AOCI	Accumulated Other Comprehensive Income	GNMA	Government National Mortgage Association
APIC	Additional paid in capital	GSE	Government-Sponsored Enterprise
ARRC	Alternative Reference Rate Committee	HFI	Held for Investment
ASC	Accounting Standards Codification	HFS	Held for Sale
ASU	Accounting Standards Update	HTM	Held-to-Maturity
Basel Committee	Basel Committee on Banking Supervision	ICS	Insured Cash Sweep Service
Basel III	Banking Supervision's December 2010 final capital framework	IRC	Internal Revenue Code
BHCA	Bank Holding Company Act of 1956	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	IT	Information Technology
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offered Rate
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	LIHTC	Low-Income Housing Tax Credit
Capital Rules	The FRB, the OCC, and the FDIC 2013 approved final rules	MBS	Mortgage-Backed Securities
CCO	Chief Credit Officer	MOU	Memorandum of Understanding
CDARS	Certificate Deposit Account Registry Service	NBL	National Business Lines
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CECL	Current Expected Credit Loss	NPV	Net Present Value
CEO	Chief Executive Officer	NYSE	New York Stock Exchange
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CFPB	Consumer Financial Protection Bureau	OFAC	Office of Foreign Asset Control
CLO	Collateralized Loan Obligation	OREO	Other Real Estate Owned
CMO	Collateralized Mortgage Obligation	OTTI	Other-than-Temporary Impairment
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PCAOB	Public Company Accounting Oversight Board
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	PPNR	Pre-Provision Net Revenue
DIF	FDIC's Deposit Insurance Fund	ROU	Right of use
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBA	Small Business Administration
DTA	Deferred Tax Asset	SBIC	Small Business Investment Company
DTL	Deferred Tax Liability	SBLF	Small Business Lending Fund
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental Executive Retirement Plan
EVE	Economic Value of Equity	SLC	Senior Loan Committee
Exchange Act	Securities Exchange Act of 1934, as amended	SOFR	Secured Overnight Funding Rate
FASB	Financial Accounting Standards Board	SR	Supervision and Regulation Letters
FCRA	Fair Credit Reporting Act of 1971	TCJA	Tax Cuts and Jobs Act of 2017
FDIA	Federal Deposit Insurance Act	TDR	Troubled Debt Restructuring
FDIC	Federal Deposit Insurance Corporation	TEB	Tax Equivalent Basis
FHLB	Federal Home Loan Bank	TSR	Total Shareholder Return
FHLMC	Federal Home Loan Mortgage Corporation	USDA	United States Department of Agriculture
FICO	The Financing Corporation	VIE	Variable Interest Entity
FNMA	Federal National Mortgage Association	XBRL	eXtensible Business Reporting Language
FRA	Federal Reserve Act

Item 1.	Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries, LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona, and established as part of the Company's overall enterprise risk management strategy.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 9. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2019, WAL has the following bank subsidiary:

Bank Name	Headquarters	Location Cities	Total Assets	Net Loans	Deposits
			(in millions)
Western Alliance Bank	Phoenix, Arizona	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$26,862.7	$20,955.5	$23,086.0
		Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
		California: Beverly Hills, Carlsbad, Costa Mesa, La Mesa, Los Angeles, Menlo Park, Oakland, Palo Alto, Pleasanton, San Diego, San Francisco, and San Jose
		Other: Atlanta, Georgia; Boston, Massachusetts; and Reston, Virginia
WAB also has the following significant wholly-owned subsidiaries:

•	Western Alliance Business Trust holds certain investment securities, municipal and non-profit loans, and leases.

•	WA PWI, LLC holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.

•	BW Real Estate, Inc. operates as a real estate investment trust and holds certain real estate loans and related securities.

•	Helios Prime, Inc. holds certain equity interests in renewable energy tax credit transactions.
Market Segments
The Company’s reportable segments are defined primarily by geographic location, services offered, and markets served. The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately within the Company's core market areas. The Corporate & Other segment consists of the Company's investment portfolio, corporate borrowings and other related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
Loan and deposit accounts are typically assigned directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities with a funds credit provided for the use of this equity as a funding source. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.

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
Commercial and Industrial: Commercial and industrial loans are a significant portion of the Company's loan portfolio and include working capital lines of credit, inventory and accounts receivable lines, mortgage warehouse lines, equipment loans and leases, and other commercial loans. Loans to technology companies, tax-exempt municipalities, and not-for-profit organizations are also categorized as commercial and industrial loans.
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner occupants are a significant portion of the Company's loan portfolio. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. As of December 31, 2019 and 2018, 31% and 36% of the Company's CRE loans were owner occupied. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
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
Residential: The Company has a residential mortgage acquisition program, in which it partners with strategic third parties to execute flow and bulk residential loan purchases that meet the Company's goals and underwriting criteria. These loan purchases consist of both conforming and non-conforming loans. Non-conforming loan purchases are considered to be high quality as the borrowers have high FICO scores and the loans generally have low loan-to-values. Residential loans made up 10% of the Company's total loan portfolio as of December 31, 2019, compared to 7% as of December 31, 2018.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes.

At December 31, 2019, the Company's loan portfolio totaled $21.12 billion, or approximately 79% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio as of the periods presented:

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial and industrial	$9,382,043	44.5%	$7,762,642	43.8%
Commercial real estate - non-owner occupied	5,245,634	24.8	4,213,428	23.8
Commercial real estate - owner occupied	2,316,913	11.0	2,325,380	13.1
Construction and land development	1,952,156	9.2	2,134,753	12.1
Residential real estate	2,147,664	10.2	1,204,355	6.8
Consumer	57,083	0.3	70,071	0.4
Loans, net of deferred loan fees and costs	$21,101,493	100.0%	$17,710,629	100.0%
Allowance for credit losses	(167,797)		(152,717)
Total loans HFI	$20,933,696		$17,557,912
For additional information concerning loans, see "Note 3. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans discussions" in Item 8 of this Form 10-K.
The Company adheres to a specific set of credit standards that are intended to ensure appropriate management of credit risk. Furthermore, the Bank's senior management team plays an active role in monitoring compliance with such standards.
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

•
Credit Administration. Credits in excess of the divisional or NBL loan committee approval authority require the additional approval of the Bank's CCO and any credits in excess of the CCO's individual approval authority are submitted to the WAB SLC. In addition, the SLC reviews all other loan approvals to any one new borrower in excess of established thresholds. The SLC is chaired by the WAB CCO and includes the Company’s CEO.

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

Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits, which are based on commitment amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2019:

	Percent of Total Capital
	Policy Limit	Actual
CRE	435%	232%
Commercial and industrial	400	289
Construction and land development	85	59
Residential real estate	100	66
Consumer	5	2
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
Collection Procedure
If a borrower fails to make a scheduled payment on a loan, Bank personnel attempt to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. The Bank maintains regional Special Assets Departments, which generally service and collect loans rated Substandard or worse. Each division is responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past-dues, overdrafts, and loan agreement covenant defaults. Loans deemed uncollectible are charged-off.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines that ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent impaired loans every 12 months. The total net realized and unrealized gains and losses of repossessed and other assets was not significant during each of the years ended December 31, 2019, 2018, and 2017. However, losses may be experienced in future periods.
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
The Company also records estimated losses on unfunded loan commitments, which are classified as non-interest expense, with corresponding reserves in other liabilities.
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
As of December 31, 2019, the Company's investment securities portfolio includes debt and equity securities. Debt securities are classified as AFS or HTM pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. Equity securities are reported at fair value in accordance with Topic 321, Equity Securities. For further discussion of significant accounting policies related to the Company's investment securities portfolio refer to "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K.
As of December 31, 2019, the Company's investment securities portfolio totals $4.0 billion, representing approximately 14.8% of the Company's total assets, with the majority of the portfolio invested in AAA/AA+ rated securities. The average duration of the Company's investment securities is 4.6 years as of December 31, 2019.
The following table summarizes the carrying value of investment securities as of December 31, 2019 and 2018:

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available-for-sale debt securities
CDO	$10,142	0.3%	$15,327	0.4%
Commercial MBS issued by GSEs	94,253	2.4	100,106	2.7
Corporate debt securities	99,961	2.5	99,380	2.7
Municipal securities	7,773	0.2	—	—
Private label residential MBS	1,129,227	28.4	924,594	25.0
Residential MBS issued by GSEs	1,412,060	35.6	1,530,124	41.4
Tax-exempt	1,039,962	26.2	841,573	22.8
Trust preferred securities	27,040	0.7	28,617	0.8
U.S. government sponsored agency securities	10,000	0.3	38,188	1.0
U.S. treasury securities	999	0.0	1,984	0.1
Total debt securities	$3,831,417	96.5%	$3,579,893	96.9%

Equity securities
CRA investments	$52,504	1.3%	$51,142	1.4%
Preferred stock	86,197	2.2	63,919	1.7
Total equity securities	$138,701	3.5%	$115,061	3.1%

Total investment securities	$3,970,118	100.0%	$3,694,954	100.0%
As of December 31, 2019 and 2018, the Company had investments in BOLI of $174.0 million and $170.1 million, respectively. BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.

Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2019, the deposit portfolio was comprised of 37% non-interest-bearing deposits and 63% interest-bearing deposits.
The competition for deposits in the Company's markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including its:

•	knowledgeable and empowered bankers committed to providing personalized and responsive service that translates into long lasting relationships;

•	broad selection of cash management services offered; and

•	incentives to employees for business development and retention.
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, competiveness of the Company's offered rates, perceived stability of financial institutions and competition. In order to attract and retain deposits, the Company relies on providing quality service and introducing new products and services that meet the needs of its customers.
The Bank's deposit rates are determined through an internal oversight process under the direction of its ALCO. The Bank considers a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	rates charged on FHLB advances and other funding sources.
The following table shows the Company's deposit composition:

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(in thousands)
Non-interest-bearing demand deposits	$8,537,905	37.4%	$7,456,141	38.9%
Interest-bearing transaction accounts	2,760,865	12.1	2,555,609	13.3
Savings and money market accounts	9,120,747	40.0	7,330,709	38.2
Time certificates of deposit ($250,000 or more)	1,426,133	6.3	1,009,900	5.3
Other time deposits	950,843	4.2	825,088	4.3
Total deposits	$22,796,493	100.0%	$19,177,447	100.0%
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
Other Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including internet banking, wire transfers, electronic bill payment and presentment, lock box services, courier, and cash management services.

Customer, Product, and Geographic Concentrations
Approximately 45% and 49% of the Company's loan portfolio at December 31, 2019 and 2018, respectively, was represented by CRE and construction and land development loans. The Company’s business is concentrated primarily in the Las Vegas, Los Angeles, Phoenix, Reno, San Francisco, San Jose, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies.
Although commercial and industrial loans make up approximately 44% of the Company's loan portfolio as of December 31, 2019 and 2018, the Company does not consider this to be a significant concentration risk as these loans are well diversified in terms of customers and product offerings.
The Company's lending activities, including those within its NBLs, are driven in large part by the customers served in the market areas where the Company has offices in the states of Arizona, Nevada, and California. The following table presents a breakout of the in-footprint and out-of-footprint distribution of loans:

	December 31, 2019			December 31, 2018
	In-Footprint	Out-of-Footprint	Total	In-Footprint	Out-of-Footprint	Total
Arizona	16.2%	2.0%	18.2%	18.1%	2.5%	20.6%
Nevada	10.0	0.7	10.7	11.1	0.2	11.3
Southern California	10.7	—	10.7	12.2	—	12.2
Northern California	5.7	0.5	6.2	6.8	0.5	7.3
HOA Services	0.3	0.8	1.1	0.3	0.9	1.2
Hotel Franchise Finance	2.8	6.3	9.1	1.5	6.9	8.4
Public & Nonprofit Finance	6.8	1.0	7.8	7.8	1.0	8.8
Technology & Innovation	2.4	4.9	7.3	2.4	4.4	6.8
Other NBLs	13.7	15.2	28.9	10.3	13.1	23.4
Total	68.6%	31.4%	100.0%	70.5%	29.5%	100.0%
The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. Neither the Company nor any of its reportable segments have customer relationships that individually account for 10% or more of consolidated or segment revenues. No material portion of the Company’s business is seasonal.
Competition
The financial services industry is highly competitive. Many of the Company's competitors are much larger in total assets and capitalization, have greater access to capital markets, offer a broader range of financial services than the Company can offer, and may have lower cost structures.
This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier, changes in technology and product delivery systems and web-based tools, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other banks, credit unions, brokerage companies, mortgage companies, insurance companies, finance companies, financial technology firms, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the interest rates on those products and the terms on which they are offered to customers.
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
Employees
As of December 31, 2019, the Company has 1,835 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Supervision and Regulation
The Company and its subsidiaries are extensively regulated and supervised under both federal and state laws. A summary description of the laws and regulations that relate to the Company’s operations are discussed in Item 7 of this Form 10-K.

Additional Available Information
The Company maintains an internet website at http://www.westernalliancebancorporation.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act and other information related to the Company free of charge, through this site, as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the SEC. The SEC maintains an internet site at http://www.sec.gov, from which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not incorporated into this Form 10-K.
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
The Company’s financial performance is highly dependent upon the business environment in the markets where the Company operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, government shutdowns, the imposition of tariffs on trade, natural disasters, the emergence of widespread health emergencies or pandemics, terrorist attacks, acts of war, or a combination of these or other factors. The specific impact on the Company of many of these factors is difficult to predict, could be long or short term, and may be indirect, such as disruptions in our customers' supply chain or a reduction in the demand for their products or services. A worsening of business and economic conditions generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

•	a decrease in deposit balances or the demand for loans and other products and services the Company offers;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs, and provisions for credit losses;

•	a decrease in the value of loans and other assets or in the value of collateral;

•	a decrease in net interest income from the Company’s lending and deposit gathering activities;

•	an impairment of certain intangible assets such as goodwill; and

•	an increase in competition resulting from increasing consolidation within the financial services industry.
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

The Company’s loan portfolio consists primarily of commercial and industrial and CRE loans, which contain concentrations in certain business lines or product types that have unique risk characteristics and may expose the Company to increased lending risks.
The Company’s loan portfolio consists primarily of commercial and industrial and CRE loans, which contain material concentrations in certain business lines or product types, such as mortgage warehouse, real estate, corporate finance, municipal and nonprofit loans, as well as in specific business sectors such as technology and innovation. These loan concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to a single borrower or group of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship may adversely affect the Company. In addition, based on the nature of lending to these specialty markets, repayment of loans may be dependent upon borrowers receiving additional equity financing or, in some cases, a successful sale to a third party, public offering, or other form of liquidity event. Unforeseen adverse events, changes in regulatory policy, or a general decline in the borrower's industry may have a material adverse effect on the Company’s financial condition and results of operations.
Due to the inherent risk associated with accounting estimates, the Company’s allowance for credit losses may be insufficient, which could require the Company to raise additional capital or otherwise adversely affect the Company’s financial condition and results of operations.
Credit losses are inherent in the business of making loans. Management makes various assumptions and judgments about the collectability of the Company’s consolidated loan portfolio and maintains an allowance for estimated credit losses based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience, and loan underwriting policies. In addition, the Company evaluates all loans identified as problem loans and augments the allowance based upon its estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses recorded through the Company’s provision for credit losses decrease the Company’s net income. If such assumptions and judgments are incorrect, the Company’s actual credit losses may exceed the Company’s allowance for credit losses.
At December 31, 2019, the Company's allowance for credit losses and loss contingency on unfunded loan commitments and letters of credit is $167.8 million and $9.0 million, respectively. Deterioration in the real estate market or general economic conditions could affect the ability of the Company’s loan customers to service their debt, which could result in additional loan provisions and increases in the Company’s allowance for credit losses. In addition, the Company may be required to record additional loan provisions or increase the Company’s allowance for credit losses based on new information regarding existing loans, input from regulators in connection with their review of the Company’s allowance, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, changes in economic outlook, and other factors, both within and outside of the Company’s management’s control. Moreover, because future events are uncertain and because the Company may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
The incurred loss model for recognizing credit losses was replaced with an expected loss model referred to as CECL, which became effective on January 1, 2020 and will be reported in the Company's first quarter 2020 financial results. Under the incurred loss model, the Company delays recognition of losses until it is probable that a loss has been incurred. The CECL model represents a dramatic departure from the incurred loss model.  The CECL model requires the Company to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. Additionally, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on current conditions, information about past events, including historical experience, and reasonable and supportable forecasts that impact the collectability of the reported amount. As such, the CECL model will materially impact how the Company determines its ACL and the Company’s ACL may experience more fluctuations under the CECL model, which may result in significant volatility in the provision for credit losses and, therefore, earnings. Upon transition from the incurred loss model to the CECL model, on January 1, 2020, the Company recognized an increase to its allowance for credit losses on loans and unfunded loan commitments of $19 million and $15 million, respectively, and established an allowance of $3 million on its HTM securities. These increases resulted in a one-time cumulative adjustment to retained earnings of $25 million, which is net of related tax effects.
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
U.S. tax legislation enacted in late 2017 made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. Further changes in tax laws, changes in interpretations, guidance or regulations that may be promulgated, or challenges to judgments or actions that the Company may take with respect to tax laws could negatively impact the Company's business.
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
If the Company loses a significant portion of its core deposits or a significant deposit relationship, or its cost of funding deposits increases significantly, the Company's liquidity and/or profitability would be adversely impacted.
The Company’s success depends on its ability to maintain sufficient liquidity to fund its current obligations and support loan growth and, specifically, to attract and retain a stable base of relatively low-cost deposits. The competition for these deposits in the Company's markets is strong and customers may demand higher interest rates on their deposits or seek other investments offering higher rates of return. The Company offers reciprocal deposit products, through third party networks to customers seeking federal insurance for deposit amounts that exceed the applicable deposit insurance limit at a single institution. The Company also from time to time offers other credit enhancements to depositors, such as FHLB letters of credit and, for certain deposits of public monies, pledges of collateral in the form of readily marketable securities. Any event or circumstance that interferes with or limits the Company's ability to offer these products to customers that require greater security for their deposits, such as a significant regulatory enforcement action or a significant decline in capital levels at the Company's bank subsidiary, could negatively impact the Company's ability to attract and retain deposits. If the Company were to lose a significant deposit relationship or a significant portion of its low-cost deposits, the Company would be required to borrow from other sources at higher rates and the Company's liquidity and profitability would be adversely impacted.
From time to time, the Company has utilized borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2019, the Company has no borrowings from the FHLB of San Francisco or the FRB. However, in the past, the Company has utilized borrowings from the FHLB of San Francisco and the FRB to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of its collateral pledged to these entities. These lenders could reduce the Company’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company's business may be adversely affected by fraud.
As a financial institution, the Company is inherently exposed to a wide range of operational risks, including, but not limited to, theft and other fraudulent activity by employees, customers, and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.
Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the persistence and increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud.
A failure in or breach of the Company’s operational or security systems or infrastructure, or those of the Company’s third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt the Company’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage the Company’s reputation, increase the Company’s costs, and cause losses.
The Company’s operations rely on the secure processing, storage, and transmission of confidential and other information. Although the Company takes numerous protective measures to maintain the confidentiality, integrity, and availability of the Company’s and its customers’ information across all geographies and product lines, and endeavors to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, the Company’s computer systems, software, and networks and those of the Company’s customers and third-party vendors may be vulnerable to unauthorized payments and account access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses to the Company and/or its customers. These threats may originate externally from increasingly sophisticated third parties, including foreign governments, organized criminal groups, and other hackers, or from outsourced or infrastructure-support providers and application developers, or the threats may originate from within the Company’s organization.
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
The Company maintains insurance policies that it believes provide reasonable coverage at a manageable expense for an institution of the Company’s size and scope with similar technological systems. However, the Company cannot assure that these policies will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, or penalties, including lost revenues, should the Company experience any one or more of its or a third party’s systems failing or experiencing an attack.
The Company relies on third parties to provide key components of its business infrastructure.
The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third-party vendors also could create significant delays and expense. Any of these things could adversely affect the Company’s business and financial performance.
A change in the Company’s creditworthiness could increase the Company’s cost of funding or adversely affect its liquidity.
Market participants regularly evaluate the Company’s creditworthiness and the creditworthiness of the Company’s long-term debt based on a number of factors, some of which are not entirely within the Company’s control, including the Company’s financial strength and conditions within the financial services industry generally. There can be no assurance that the Company's perceived creditworthiness will remain the same. Changes could adversely affect the cost and other terms upon which the Company is able to obtain funding and its access to the capital markets, and could increase the Company’s cost of capital. Likewise, any loss of or decline in the credit rating assigned to WAB could impair its ability to attract deposits or to obtain other funding sources, or increase its cost of funding.
The Company's controls and processes, its reporting systems and procedures, and its operational infrastructure may not be able to keep pace with its growth, which could cause it to experience compliance and operational problems or lose customers, or incur additional expenditures beyond current projections, any one of which could adversely affect the Company’s financial results.
The Company’s future success will depend on the ability of officers and other key employees to effectively implement solutions designed to improve operational, credit, financial, management and other internal risk controls and processes, as well as improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. The Company may not successfully implement such changes or improvements in an efficient or timely manner, or it may discover deficiencies in its existing systems and controls that adversely affect the Company’s ability to support and grow its existing businesses and client relationships, and could require the Company to incur additional expenditures to expand its administrative and operational infrastructure. If the Company is unable to maintain and implement improvements to its controls, processes, and reporting systems and procedures, the Company may lose customers, experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect the Company’s financial results.
The Company’s expansion strategy may not prove to be successful and its market value and profitability may suffer.
The Company continually evaluates expansion through acquisitions of banks and other financial assets and businesses. Like previous acquisitions by the Company, any future acquisitions will be accompanied by risks commonly encountered in such transactions, including, among other things:

•	time and expense incurred while identifying, evaluating and negotiating potential acquisitions and transactions;

•	difficulty in accurately estimating the value of target companies or assets and in evaluating target companies' or assets’ credit, operations, management, and market risks;

•	potential payment of a premium over book and market values that may cause dilution of the Company’s tangible book value or earnings per share;

•	exposure to unknown or contingent liabilities of the target company;

•	potential exposure to asset quality issues of the target company;

•	difficulty of integrating the operations and personnel;

•	potential disruption of the Company’s ongoing business;

•	failure to retain key personnel at the acquired business;

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
The financial services industry also is facing increasing competitive pressure from the introduction of disruptive new technologies, often by non-traditional competitors and financial technology companies. Among other things, technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. The elimination of banks as intermediaries for certain transactions, as well as further disruption of traditional bank businesses and products by non-banks, could result in the loss of fee income and deposits and otherwise adversely affect our business and results.
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
The Company believes that its senior management team, including, but not limited to, Robert Sarver, its Executive Chairman and Kenneth Vecchione, its CEO, have contributed greatly to its performance. In addition, the Company from time to time experiences retirements and other changes to its senior management team. The Company's future performance depends on a smooth transition of its senior management, including finding and training highly qualified replacements who are properly equipped to lead the Company. The Company has adopted retention strategies, including equity awards, from which its senior management team benefits in order to achieve its goals, and entered into an employment agreement with Mr. Vecchione, which expires in 2020. However, the Company cannot assure its succession planning and retention strategies will be effective and the loss of senior management could have an adverse effect on the Company’s business.
The Company's risk management practices may prove to be inadequate or not fully effective.
The Company's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established policies and procedures intended to identify, monitor, and manage the types of risk to which it is subject, including, but not limited to, credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and reputational risk. A BOD level risk committee approves and reviews the Company's key risk management policies and oversees operation of the Company's risk management framework. Although the Company has devoted significant resources to developing its risk management policies and procedures and expects to continue to do so in the future, these policies and procedures, as well as the Company's risk management techniques, may not be fully effective. In addition, as regulations and the markets in which the Company operates continue to evolve, the Company's risk management framework may not always keep sufficient pace with those changes. If the Company's risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses or other material adverse impact. Management of the Company's risks in some cases depends upon the use of analytical and/or forecasting models. If the models the Company uses to mitigate these risks are inadequate, or are subject to ineffective governance, the Company may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified, or mitigated.
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

The markets in which the Company operates are subject to the risk of both natural and man-made disasters.
Many of the real and personal properties securing the Company's loans are located in California. Much of California experiences wildfires from time to time that cause significant damage throughout the state. While these wildfires did not significantly damage the Company's own properties, it is possible that its borrowers may experience losses as a result, which may materially impair their ability to meet the terms of their obligations. California is also prone to other natural disasters, including, but not limited to, drought, earthquakes, flooding, and mudslides. Additional significant natural or man-made disasters in the state of California or in the Company's other markets could lead to damage or injury to the Company's own properties and/or employees, and could increase the risk that many of its borrowers may experience losses or sustained job interruption, which may materially impair their ability to maintain deposits or meet the terms of their loan obligations. Therefore, additional natural disasters, a man-made disaster or a catastrophic event, or a combination of these or other factors, in any of the Company's markets could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
Risks Related to the Banking Industry
The Company operates in a highly regulated environment and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation, and accounting principles, or changes in them, or the Company’s failure to comply with them, may adversely affect the Company.
The Company is subject to extensive regulation, supervision, and legislation that govern almost all aspects of its operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, require monitoring and reporting of suspicious activity and of customers who are perceived to present a heightened risk of money laundering or other illegal activity, limit the dividends or distributions that WAB can pay to the Company or that the Company can pay to its stockholders, restrict the ability of affiliates to guarantee the Company’s debt, impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Company’s capital than does GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. To the extent the Company continues to grow larger and become more complex, regulatory oversight and risk and the cost of compliance will likely increase, which may adversely affect the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation” included in this Form 10-K for a more detailed summary of the regulations and supervision to which the Company are subject.
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

State and federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations, and the Company’s failure to comply with any supervisory actions to which the Company is or becomes subject as a result of such examinations may adversely affect the Company.
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
The United Kingdom Financial Conduct Authority, the agency that regulates LIBOR, has announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, which may result in the use of LIBOR in financial contracts being phased out by the end of 2021. The ARRC has proposed that the SOFR represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is not possible at this time to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The market transition away from LIBOR to an alternative reference rate, such as the SOFR, is complex and could have a range of adverse effects on our loan and lease and investment portfolios, asset-liability management, business, financial condition and results of operations. LIBOR is the reference rate for many transactions in which the Company lends and borrows money, issues, purchases and sells securities and enters into derivative contracts to manage its or its customers’ risk related to these transactions. Accordingly, management has established a LIBOR transition team to lead the Company in the execution of its project plan. Despite these efforts, the manner and impact of this transition and related developments, as well as the effect of these developments on the Company's funding costs, investment and trading securities portfolios, and business, is uncertain and could have a material adverse impact on the Company's profitability.

Changes in interest rates and increased rate competition could adversely affect the Company’s profitability, business, and prospects.
Most of the Company’s assets and liabilities are monetary in nature, which subjects the Company to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality, and prospects. The Company derives substantially all of its revenue from net interest income and, therefore, its operating income and net income depend to a great extent on its net interest margin. Net interest margin is the difference between the interest yields the Company receives on loans, securities, and other earning assets and the interest rates the Company pays on interest-bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. In a rising rate environment, the rate of interest the Company pays on its interest-bearing deposits, borrowings, and other liabilities may increase more quickly than the rate of interest the Company receives on loans, securities, and other earning assets, which could adversely impact the Company’s net interest income and earnings. The Company’s earnings also could be adversely affected in a declining rate environment if the rates on the Company’s loans and other investments fall more quickly than those on its deposits and other liabilities. Because of the Company's relatively high reliance on net interest income, its revenue and earnings are more sensitive to changes in market rates than other financial institutions that have more diversified sources of revenue. The Company experiences substantial competition on the basis of interest rates for both loans and deposits.
In addition, loan volumes are affected by market interest rates on loans. Lower interest rates are usually associated with higher loan originations, while rising interest rates are generally associated with a lower volume of loan originations. Conversely, in falling interest rate environments, loan repayment rates will increase and, in rising interest rate environments, loan repayment rates will decline. The Company cannot guarantee that it will be able to minimize interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.
Interest rates also affect how much money the Company can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect the Company’s net interest income, asset quality, loan origination volume, business, financial condition, results of operations, and cash flows.
The Company is exposed to risk of environmental liabilities with respect to properties to which the Company obtains title.
Approximately 55% of the Company’s loan portfolio at December 31, 2019 was secured by real estate. In the course of the Company’s business, the Company may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect the Company’s business and prospects.

Risks Related to the Company's Common Stock
The price of the Company’s common stock may fluctuate significantly in the future.
The price of the Company’s common stock on the New York Stock Exchange constantly changes. The Company expects that the market price of its common stock will continue to fluctuate and there can be no assurances about the market price for its common stock.
The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond the Company’s control. These factors include:

•	actual or anticipated changes in the political climate or public policy, including international trade policy;

•	sales of the Company’s equity securities;

•	the Company’s financial condition, performance, creditworthiness, and prospects;

•	quarterly variations in the Company’s operating results or the quality of its assets;

•	operating results that vary from the expectations of management, securities analysts, and investors;

•	changes in expectations as to the Company’s future financial performance;

•	announcements of strategic developments, acquisitions, and other material events by the Company or its competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to the Company;

•	the credit, mortgage, and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•	changes in interest rates and the slope of the yield curve;

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
There can be no assurance that the Company will continue to declare cash dividends or repurchase stock.

On June 4, 2019, the Company announced that its BOD authorized the initiation of regular quarterly dividends pursuant to which the Company intends to pay dividends on its common stock, subject to quarterly declarations by the BOD. During 2019, the Company declared and paid two quarterly cash dividends of $0.25 per common share. In December 2018, the Company adopted a common stock repurchase program, pursuant to which the Company was authorized to repurchase up to $250.0 million of its outstanding common stock through December 2019. During 2019, the Company repurchased an aggregate of 2,822,402 shares of common stock. The common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to an additional $250.0 million of its outstanding common stock.

The Company’s dividend payments and/or stock repurchases may change from time-to-time, and no assurance can be provided that it will continue to declare dividends and/or repurchase stock in any particular amounts or at all. Dividends and/or stock repurchases are subject to capital availability and the discretion of the Company’s BOD, which must evaluate, among other things, whether cash dividends and/or stock repurchases are in the best interest of its stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit the Company’s ability to declare and pay cash dividends and/or repurchase stock. In addition, the amount the Company spends and the number of shares that it is able to repurchase under its stock repurchase program may be further affected by a number of other factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. A reduction in or elimination of the Company’s dividend payments, dividend program and/or stock repurchases could have a negative effect on the Company’s stock price.
Offerings of debt, which would be senior to the Company’s common stock upon liquidation, and/or preferred equity securities that may be senior to the Company’s common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of the Company’s common stock.
The Company may from time to time issue debt securities, borrow money through other means, or issue preferred stock. From time to time the Company borrows money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2019, the Company had outstanding $175,000,000 of 6.25% subordinated debentures with a maturity date of July 1, 2056, and WAB had outstanding $150,000,000 aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2025. All of these securities or borrowings have priority over the common stock in a liquidation, which could affect the market price of the Company’s stock.
The Company’s BOD is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. The Company’s BOD also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Company’s common stock with respect to dividends or upon the Company’s dissolution, winding-up, and liquidation and other terms. If the Company issues preferred stock in the future that has a preference over its common stock, with respect to the payment of dividends or upon the Company’s liquidation, dissolution, or winding up, or if the Company issues preferred stock with voting rights that dilute the voting power of its common stock and/or the rights of holders of its common stock, the market price of its common stock could be adversely affected.
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
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 38 domestic branch locations, which include six executive and administrative offices, of which 20 of these locations are owned and 18 are leased.  The Company also has several loan production offices across the United States. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada.  See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 4. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.

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
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2019 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At December 31, 2019, there were approximately 1,476 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
During the fourth quarter of 2019, the Company's Board of Directors approved a cash dividend of $0.25 per share. The dividend payment to shareholders totaled $25.6 million and was paid on November 29, 2019.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
October 2019	21,998	$48.80	20,000	$97,874,800
November 2019	44,399	51.43	44,399	95,591,561
December 2019	24,530	53.23	24,400	94,293,079
Total	90,927	$51.28	88,799	$94,293,079

(1)
Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)
On December 12, 2018, the Company announced that it had adopted a common stock repurchase program, pursuant to which the Company was authorized to repurchase up to $250 million of its shares of common stock through December 31, 2019. The Company had $94.3 million in authorized common stock repurchase capacity that expired under the original program as of December 31, 2019. The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to an additional $250.0 million of its outstanding common stock.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2014 and reinvestment of dividends.

Item 6.	Selected Financial Data.
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Results of Operations:
Interest income	$1,225,045	$1,033,483	$845,513	$700,506	$525,144
Interest expense	184,633	117,604	60,849	43,293	32,568
Net interest income	1,040,412	915,879	784,664	657,213	492,576
Provision for credit losses	18,500	23,000	17,250	8,000	3,200
Net interest income after provision for credit losses	1,021,912	892,879	767,414	649,213	489,376
Non-interest income	65,095	43,116	45,344	42,915	29,768
Non-interest expense	482,781	425,667	360,941	330,949	260,606
Income before provision for income taxes	604,226	510,328	451,817	361,179	258,538
Income tax expense	105,055	74,540	126,325	101,381	64,294
Net income	$499,171	$435,788	$325,492	$259,798	$194,244

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Per Share Data:
Earnings per share available to common stockholders - basic	$4.86	$4.16	$3.12	$2.52	$2.05
Earnings per share available to common stockholders - diluted	4.84	4.14	3.10	2.50	2.03
Dividends paid per share	0.50	—	—	—	—
Book value per common share	29.42	24.90	21.14	18.00	15.44
Tangible book value per share[1]	26.54	22.07	18.31	15.17	12.54
Shares outstanding at period end	102,524	104,949	105,487	105,071	103,087
Weighted average shares outstanding - basic	102,667	104,669	104,179	103,042	94,570
Weighted average shares outstanding - diluted	103,133	105,370	104,997	103,843	95,219
Selected Balance Sheet Data:
Cash and cash equivalents	$434,596	$498,572	$416,768	$284,491	$224,640
Investment securities and money market investments	3,970,118	3,694,961	3,754,569	2,702,512	1,984,126
Loans, net of deferred loan fees and costs	21,123,296	17,710,629	15,093,935	13,208,436	11,136,663
Allowance for credit losses	167,797	152,717	140,050	124,704	119,068
Total assets	26,821,948	23,109,486	20,329,085	17,200,842	14,275,089
Total deposits	22,796,493	19,177,447	16,972,532	14,549,863	12,030,624
Other borrowings	—	491,000	390,000	80,000	150,000
Qualifying debt	393,563	360,458	376,905	367,937	210,328
Total stockholders' equity	3,016,748	2,613,734	2,229,698	1,891,529	1,591,502
Selected Other Balance Sheet Data:
Average assets	$24,914,123	$21,246,315	$18,869,553	$16,134,263	$12,420,803
Average earning assets	23,586,512	20,064,545	17,770,939	15,117,364	11,621,977
Average stockholders' equity	2,845,379	2,411,709	2,079,287	1,770,914	1,323,952
Selected Financial and Liquidity Ratios:
Return on average assets	2.00%	2.05%	1.72%	1.61%	1.56%
Return on average tangible common equity[1]	19.60	20.64	18.31	17.71	17.83
Net interest margin	4.52	4.68	4.65	4.58	4.51
Loan to deposit ratio	92.66	92.35	88.93	90.78	92.57
Capital Ratios:
Tier 1 leverage ratio	10.6%	10.9%	10.3%	9.9%	9.8%
Tier 1 capital ratio	10.9	11.1	10.8	10.5	10.2
Total capital ratio	12.8	13.2	13.3	13.2	12.2
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.02%	0.06%	0.01%	0.02%	(0.06)%
Non-accrual loans to gross loans	0.27	0.16	0.29	0.31	0.44
Non-accrual loans and repossessed assets to total assets	0.26	0.20	0.36	0.51	0.65
Loans past due 90 days or more and still accruing to gross loans	—	0.00	0.00	0.01	0.03
Allowance for credit losses to gross loans	0.80	0.86	0.93	0.95	1.07
Allowance for credit losses to non-accrual loans	299.81	550.41	318.84	309.65	246.10
1 See Non-GAAP Financial Measures section beginning on page 33.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
For a comparison of the 2018 results to the 2017 results and other 2017 information not included herein, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Financial Results Highlights of 2019

•	Net income of $499.2 million for 2019, compared to $435.8 million for 2018

•	Diluted earnings per share of $4.84 for 2019, compared to $4.14 per share for 2018

•	Net operating revenue of $1.1 billion, constituting year-over-year growth of 13.1%, or $127.0 million, compared to an increase in operating non-interest expenses of 14.9%, or $62.2 million[1]

•	Operating PPNR increased $64.8 million to $618.3 million, compared to $553.5 million in 2018[1]

•	Income tax expense increased $30.5 million to $105.1 million, compared to $74.5 million in 2018

•	Total loans of $21.1 billion, up $3.4 billion from December 31, 2018

•	Total deposits of $22.8 billion, up $3.6 billion from December 31, 2018

•	Stockholders' equity of $3.0 billion, an increase of $403.0 million from December 31, 2018

•	Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.26% of total assets, from 0.20% at December 31, 2018

•	Net loan charge-offs to average loans outstanding of 0.02% for 2019, compared to 0.06% for 2018

•	Net interest margin of 4.52% in 2019, compared to 4.68% in 2018

•	Return on average assets of 2.00% for 2019, compared to 2.05% for 2018

•	Tangible common equity ratio of 10.3%, compared to 10.2% at December 31, 2018[1]

•	Tangible book value per share, net of tax, of $26.54, an increase of 20.3% from $22.07 at December 31, 2018[1]

•	Operating efficiency ratio of 42.7% in 2019, compared to 41.9% in 2018[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2019.

1 See Non-GAAP Financial Measures section beginning on page 33.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share amounts)
Net income	$499,171	$435,788	$325,492
Earnings per share - basic	4.86	4.16	3.12
Earnings per share - diluted	4.84	4.14	3.10
Return on average assets	2.00%	2.05%	1.72%
Return on average tangible common equity[1]	19.60	20.64	18.31
Net interest margin	4.52	4.68	4.65
Operating efficiency ratio[1]	42.68	41.93	41.51

	December 31,
	2019	2018
	(in thousands)
Total assets	$26,821,948	$23,109,486
Total loans, net of deferred loan fees and costs	21,123,296	17,710,629
Securities and money market investments	3,970,118	3,694,961
Total deposits	22,796,493	19,177,447
Other borrowings	—	491,000
Qualifying debt	393,563	360,458
Stockholders' equity	3,016,748	2,613,734
Tangible common equity, net of tax[1]	2,721,061	2,316,464
1 See Non-GAAP Financial Measures section beginning on page 33.
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

	At or for the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Non-accrual loans	$55,968	$27,746	$43,925
Repossessed assets	13,850	17,924	28,540
Non-performing assets	98,174	82,722	114,939
Loans past due 90 days and still accruing	—	594	43
Non-accrual loans to gross loans	0.27%	0.16%	0.29%
Nonaccrual and repossessed assets to total assets	0.26	0.20	0.36
Loans past due 90 days and still accruing to gross loans	—	0.00	0.00
Allowance for credit losses to gross loans	0.80	0.86	0.93
Allowance for credit losses to non-accrual loans	299.81	550.41	318.84
Net charge-offs to average loans outstanding	0.02	0.06	0.01

Asset and Liability Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $26.8 billion at December 31, 2019 from $23.1 billion at December 31, 2018. The increase in total assets of $3.7 billion, or 16.1%, relates primarily to organic loan growth of $3.4 billion or 19.3%, to $21.1 billion as of December 31, 2019, compared to $17.7 billion as of December 31, 2018. The increase in loans from December 31, 2018 was driven by commercial and industrial loans of $1.6 billion, CRE non-owner occupied loans of $1.0 billion, and residential real estate loans of $943.3 million. Total deposits increased $3.6 billion, or 18.9%, to $22.8 billion as of December 31, 2019 from $19.2 billion as of December 31, 2018. The increase in deposits from December 31, 2018 was driven by an increase in savings and money market deposits of $1.8 billion, non-interest-bearing demand deposit of $1.1 billion, and certificates of deposits of $542.0 million from December 31, 2018.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,225,045	$1,033,483	$191,562
Interest expense	184,633	117,604	67,029
Net interest income	1,040,412	915,879	124,533
Provision for credit losses	18,500	23,000	(4,500)
Net interest income after provision for credit losses	1,021,912	892,879	129,033
Non-interest income	65,095	43,116	21,979
Non-interest expense	482,781	425,667	57,114
Income before provision for income taxes	604,226	510,328	93,898
Income tax expense	105,055	74,540	30,515
Net income	$499,171	$435,788	$63,383
Earnings per share - basic	$4.86	$4.16	$0.70
Earnings per share - diluted	$4.84	$4.14	$0.70
Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects of certain activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Management believes presentation of these non-GAAP financial measures provides useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. Since the presentation of these non-GAAP performance measures and their impact differ between companies, these non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
Operating Pre-Provision Net Revenue
Operating PPNR is defined by the Federal Reserve in SR 14-3, which requires companies subject to the rule to project PPNR over the planning horizon for each of the economic scenarios defined annually by the regulators. Banking regulations define PPNR as net interest income plus non-interest income less non-interest expense. Management has further adjusted this metric to exclude any non-recurring or non-operational elements of non-interest income or non-interest expense, which are outlined in the table below. Management believes that this is an important metric as it illustrates the underlying performance of the Company, enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.

The following table shows the components of operating PPNR for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total non-interest income	$65,095	$43,116	$45,344
Less:
Gain (loss) on sales of investment securities, net (1)	3,152	(7,656)	2,343
Fair value gain (loss) adjustments on assets measured at fair value, net (1)	5,119	(3,611)	(1)
Total operating non-interest income	56,824	54,383	43,002
Plus: net interest income	1,040,412	915,879	784,664
Net operating revenue	$1,097,236	$970,262	$827,666

Total non-interest expense	$482,781	$425,667	$360,941
Less:
Contribution to charitable foundation (2)	—	7,645	—
401(k) plan change and other miscellaneous items (2)	—	1,218	—
Net loss (gain) on sales / valuations of repossessed and other assets (1)	3,818	9	(80)
Total operating non-interest expense	$478,963	$416,795	$361,021

Operating pre-provision net revenue	$618,273	$553,467	$466,645
Plus:
Revenue adjustments	8,271	(11,267)	2,342
Less:
Provision for credit losses	18,500	23,000	17,250
Expense adjustments	3,818	8,872	(80)
Income before provision for income taxes	604,226	510,328	451,817
Income tax expense	105,055	74,540	126,325
Net income	$499,171	$435,788	$325,492

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

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

	December 31
	2019	2018
	(dollars and shares in thousands)
Total stockholders' equity	$3,016,748	$2,613,734
Less: goodwill and intangible assets	297,608	299,155
Total tangible stockholders' equity	2,719,140	2,314,579
Plus: deferred tax - attributed to intangible assets	1,921	1,885
Total tangible common equity, net of tax	$2,721,061	$2,316,464

Total assets	$26,821,948	$23,109,486
Less: goodwill and intangible assets, net	297,608	299,155
Tangible assets	26,524,340	22,810,331
Plus: deferred tax - attributed to intangible assets	1,921	1,885
Total tangible assets, net of tax	$26,526,261	$22,812,216

Tangible common equity ratio	10.3%	10.2%
Common shares outstanding	102,524	104,949
Book value per share	$29.42	$24.90
Tangible book value per share, net of tax	26.54	22.07
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Total operating non-interest expense	$478,963	$416,795	$361,021
Divided by:
Total net interest income	$1,040,412	$915,879	$784,664
Plus:
Tax equivalent interest adjustment	25,094	23,809	41,989
Operating non-interest income	56,824	54,383	43,002
Net operating revenue - TEB	$1,122,330	$994,071	$869,655
Operating efficiency ratio - TEB	42.7%	41.9%	41.5%

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

	December 31,
	2019	2018
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$3,016,748	$2,613,734
Less:
Non-qualifying goodwill and intangibles	295,607	296,769
Disallowed deferred tax asset	2,243	768
AOCI related adjustments	21,379	(47,055)
Unrealized gain on changes in fair value liabilities	3,629	13,432
Common Equity Tier 1	$2,693,890	$2,349,820
Divided by: Risk-weighted assets	$25,390,142	$21,983,976
Common Equity Tier 1 ratio	10.6%	10.7%

Common Equity Tier 1	$2,693,890	$2,349,820
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$2,775,390	$2,431,320
Divided by: Tangible average assets	$26,110,275	$22,204,799
Tier 1 leverage ratio	10.6%	10.9%

Total Capital:
Tier 1 capital	$2,775,390	$2,431,320
Plus:
Subordinated debt	305,732	305,131
Qualifying allowance for credit losses	167,797	152,717
Other	8,955	8,188
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$482,484	$466,036

Total capital	$3,257,874	$2,897,356

Total capital ratio	12.8%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$171,246	$242,101
Divided by:
Tier 1 capital	2,775,390	2,431,320
Plus: Allowance for credit losses	167,797	152,717
Total Tier 1 capital plus allowance for credit losses	$2,943,187	$2,584,037

Classified assets to Tier 1 capital plus allowance	5.8%	9.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2019			2018
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$8,200,542	$461,918	5.78%	$7,039,090	$387,422	5.68%
CRE - non-owner occupied	4,629,580	270,353	5.85	3,952,702	234,753	5.95
CRE - owner occupied	2,284,746	120,607	5.38	2,263,112	118,351	5.34
Construction and land development	2,176,595	155,459	7.16	1,975,587	137,227	6.96
Residential real estate	1,663,544	80,669	4.85	616,159	29,681	4.82
Consumer	64,291	3,712	5.77	54,078	3,143	5.81
Loans held for sale	5,556	352	6.34	—	—	—
Total loans (1), (2), (3)	19,024,854	1,093,070	5.83	15,900,728	910,577	5.82
Securities:
Securities - taxable	2,904,567	79,124	2.72	2,803,350	78,630	2.80
Securities - tax-exempt	1,008,655	36,765	4.57	879,888	33,042	4.69
Total securities (1)	3,913,222	115,889	3.20	3,683,238	111,672	3.26
Other	648,436	16,086	2.48	480,579	11,234	2.34
Total interest earning assets	23,586,512	1,225,045	5.30	20,064,545	1,033,483	5.27
Non-interest earning assets
Cash and due from banks	214,470			145,246
Allowance for credit losses	(159,907)			(146,288)
Bank owned life insurance	171,960			168,685
Other assets	1,101,088			1,014,127
Total assets	$24,914,123			$21,246,315
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$2,545,806	$20,988	0.82%	$1,891,160	$11,584	0.61%
Savings and money market accounts	8,125,832	95,533	1.18	6,501,241	54,962	0.85
Certificates of deposit	2,117,177	41,884	1.98	1,748,675	23,918	1.37
Total interest-bearing deposits	12,788,815	158,405	1.24	10,141,076	90,464	0.89
Short-term borrowings	134,622	2,838	2.11	260,662	4,853	1.86
Qualifying debt	379,675	23,390	6.16	362,410	22,287	6.15
Total interest-bearing liabilities	13,303,112	184,633	1.39	10,764,148	117,604	1.09
Interest cost of funding earning assets			0.78%			0.59%
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	8,246,232			7,712,791
Other liabilities	519,400			357,667
Stockholders’ equity	2,845,379			2,411,709
Total liabilities and stockholders' equity	$24,914,123			$21,246,315
Net interest income and margin (4)		$1,040,412	4.52%		$915,879	4.68%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $25.1 million and $23.8 million for 2019 and 2018, respectively.

(2)	Included in the yield computation are net loan fees of $56.2 million and accretion on acquired loans of $12.7 million for 2019, compared to $44.8 million and $18.6 million for 2018, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Year Ended December 31,
	2019 versus 2018
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$65,422	$9,074	$74,496
CRE - non-owner occupied	39,528	(3,928)	35,600
CRE - owner occupied	1,142	1,114	2,256
Construction and land development	14,357	3,875	18,232
Residential real estate	50,790	198	50,988
Consumer	590	(21)	569
Loans held for sale	352	—	352
Total loans	172,181	10,312	182,493
Securities:
Securities - taxable	2,757	(2,263)	494
Securities - tax-exempt	4,693	(970)	3,723
Total securities	7,450	(3,233)	4,217
Other	4,164	688	4,852
Total interest income	183,795	7,767	191,562

Interest expense:
Interest-bearing transaction accounts	$5,397	$4,007	$9,404
Savings and money market	19,100	21,471	40,571
Time certificates of deposit	7,290	10,676	17,966
Short-term borrowings	(2,657)	642	(2,015)
Qualifying debt	1,064	39	1,103
Total interest expense	30,194	36,835	67,029

Net increase	$153,601	$(29,068)	$124,533

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2019, interest income was $1.2 billion, an increase of $191.6 million, or 18.5%, compared to $1.0 billion for the year ended December 31, 2018. This increase was primarily the result of a $3.1 billion increase in the average loan balance that drove a $182.5 million increase in loan interest income for the year ended December 31, 2019. Interest income from investment securities increased by $4.2 million for the comparable period primarily due to an increase in the average investment balance of $230.0 million, partially offset by a decrease in interest rates from December 31, 2018. Other interest income increased $4.9 million from the comparable period due primarily to an increase in interest-bearing cash account balances. Average yield on interest earning assets increased to 5.30% for the year ended December 31, 2019, compared to 5.27% in 2018, which was primarily the result of increased yields on the Company's interest-bearing cash accounts.
For the year ended December 31, 2019, interest expense was $184.6 million, compared to $117.6 million for the year ended December 31, 2018. Interest expense on deposits increased $67.9 million for the same period as average interest-bearing deposits increased $2.6 billion, which was paired with a 35-basis point increase in the average cost of interest-bearing deposits. Interest expense on short-term borrowings decreased by $2.0 million as a result of a $126.0 million decrease in average short-term borrowings for the year ended December 31, 2019 compared to the same period in 2018. Interest expense on qualifying debt increased by $1.1 million due to changes in related interest rate swap expense arising from fluctuations in interest rates.
For the year ended December 31, 2019, net interest income was $1.0 billion, compared to $915.9 million for the year ended December 31, 2018. The increase in net interest income reflects a $3.5 billion increase in average interest earning assets, offset by a $2.5 billion increase in average interest-bearing liabilities. The decrease in net interest margin of 16 basis points compared to 2018 is the result of higher deposit and funding costs.

Provision for Credit Losses
The provision for credit losses on loans in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the year ended December 31, 2019, the provision for credit losses was $18.5 million, compared to $23.0 million for the year ended December 31, 2018. The decrease in the provision was primarily due to a reduction in net charge-offs and loan mix.
The Company may also establish an additional allowance for credit losses on PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of December 31, 2019 and 2018, the allowance for credit losses on PCI loans was $0.1 million. For non-PCI loans, an additional allowance for credit losses is established when the remaining credit marks on these loans are lower than the Company's calculated allowance for similar types of organic loans. As of December 31, 2019 and 2018, the allowance for credit losses on non-PCI loans was $0.9 million and $3.4 million, respectively.
The Company also records estimated losses on unfunded loan commitments, which are classified as non-interest expense, with corresponding reserves in other liabilities. For the years ended December 31, 2019 and 2018, the Company recorded $0.8 million and $2.0 million, respectively, in non-interest expense for estimated losses on unfunded loan commitments. As of December 31, 2019 and 2018, the loss contingency for unfunded loan commitments and letters of credit was $9.0 million and $8.2 million as of December 31, 2019 and 2018, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Service charges and fees	$23,353	$22,295	$1,058
Income from equity investments	8,290	8,595	(305)
Card income	6,979	8,009	(1,030)
Foreign currency income	4,987	4,760	227
Income from bank owned life insurance	3,901	3,946	(45)
Lending related income and gains (losses) on sale of loans, net	3,158	4,340	(1,182)
Gain (loss) on sales of investment securities, net	3,152	(7,656)	10,808
Fair value gain (loss) adjustments on assets measured at fair value, net	5,119	(3,611)	8,730
Other income	6,156	2,438	3,718
Total non-interest income	$65,095	$43,116	$21,979
Total non-interest income for the year ended December 31, 2019 compared to 2018, increased by $22.0 million, or 51.0%. The increase is due to sales of investment securities and fair value adjustments. The net gain on sales of investment securities of $3.2 million during the year ended December 31, 2019 was the result of a portfolio re-balancing initiative. The net loss on sales of investment securities of $7.7 million during the year ended December 31, 2018 relates to sales of low yielding investment securities, which were replaced with investment securities with shorter durations and higher yields, as well as losses on sales of equity securities. The net fair value gain on assets measured at fair value was $5.1 million for the year ended December 31, 2019, compared to a net loss of $3.6 million for the year ended December 31, 2018, which resulted from changes in the fair market value of the Company's equity securities. Other increases in non-interest income were due to increases in service charges and fees and other non-interest income. The increase in service charges and fees of $1.1 million is due to continued growth in the Company's deposit base, which increased $3.6 billion during the year ended December 31, 2019. The increase in other non-interest income of $3.7 million is due primarily to an increase in rental income on equipment leases. These increases were partially offset by a decrease in lending income of $1.2 million due to fewer gains on the sale of loans compared to the same period in 2018.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$279,274	$253,238	$26,036
Legal, professional, and directors' fees	37,009	28,722	8,287
Occupancy	32,507	29,404	3,103
Deposit costs	31,719	18,900	12,819
Data processing	30,577	22,716	7,861
Insurance	11,924	14,005	(2,081)
Loan and repossessed asset expenses	7,571	4,578	2,993
Business development	7,043	5,960	1,083
Marketing	4,199	3,770	429
Card expense	2,346	4,301	(1,955)
Intangible amortization	1,547	1,594	(47)
Net loss (gain) on sales / valuations of repossessed and other assets	3,818	9	3,809
Other expense	33,247	38,470	(5,223)
Total non-interest expense	$482,781	$425,667	$57,114
Total non-interest expense for the year ended December 31, 2019 compared to 2018, increased $57.1 million, or 13.4%. This increase primarily relates to salaries and employee benefits, deposit costs, legal, professional, and directors' fees, data processing, net loss on sales/valuations of repossessed and other assets, and occupancy expenses. Salaries and employee benefits have increased as the Company supports its continued growth through hiring and incentives. Full-time equivalent employees increased 2.7% to 1,835 during the year ended December 31, 2019. Deposit costs consist of fees to the Promontory Interfinancial Network and others for reciprocal deposits as well as earnings credits on select deposits. The increase in deposit costs of $12.8 million for 2019 compared to 2018 relates primarily to an increase in deposit earnings credits paid to account holders due to a higher amount of deposits eligible for these credits. The increase to legal, professional, and directors' fees of $8.3 million largely relates to consulting projects aimed at the implementation of CECL and other technology initiatives that will help position the Company for continued growth. The net loss on sales/valuations of repossessed and other assets of $3.8 million primarily relates to valuation adjustments on OREO properties. The other significant increases to non-interest expense consist of increases in data processing and occupancy of $7.9 million and $3.1 million, respectively, which relate to the Company's support of its continued growth. These increases were partially offset by a decrease in other non-interest expense of $5.2 million, which primarily relates to a non-recurring charitable donation of $7.6 million made in 2018 as well as a decrease in FDIC insurance costs of $2.4 million due to the elimination of the FDIC assessment surcharge in the fourth quarter of 2018. The decrease in other non-interest expense was offset in part by a $3.2 million increase in depreciation expense on leased equipment.
Income Taxes
For the years ended December 31, 2019, 2018, and 2017 the Company's effective tax rate was 17.39%, 14.61%, and 27.96%, respectively. The increase in the effective tax rate from 2018 to 2019 is due primarily to management's decision during the third quarter of 2018 to carryback its 2017 federal NOLs. The decrease in the effective tax rate from 2017 to 2018 is due primarily to the decrease in the federal statutory rate effective in 2018, a reduction in excise taxes, and management's decision during the third quarter 2018 to carryback its 2017 federal NOLs. The reduction in excise taxes from 2017 to 2018 resulted from not deferring WAB's 2018 dividend from BW Real Estate as was the case in 2017. The Company's 2017 federal NOLs resulted from the acceleration of deductions into and deferral of revenue from 2017. As the federal income tax rate was higher in the years to which the carryback is applicable, a larger tax benefit results from the decision to carryback the 2017 federal NOLs, rather than carryforward these losses to future taxable years.

Business Segment Results
The Company's reportable segments are defined primarily based on geographic location, services offered, and markets served. The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments, which include HOA services, Public & Nonprofit Finance, Technology & Innovation, HFF, and Other NBLs, provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The Corporate & Other segment consists of corporate-related items, income and expense items not allocated to the Company's other reportable segments, and inter-segment eliminations.
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
December 31, 2019	(in millions)
Loans, net of deferred loan fees and costs	$21,123.3	$3,847.9	$2,252.5	$2,253.9	$1,311.2
Deposits	22,796.5	5,384.7	4,350.1	2,585.3	2,373.6

December 31, 2018
Loans, net of deferred loan fees and costs	$17,710.6	$3,647.9	$2,003.5	$2,161.1	$1,300.2
Deposits	19,177.4	5,090.2	3,996.4	2,347.5	1,839.1

Year Ended December 31, 2019	(in thousands)
Income (loss) before income taxes	$604,226	$156,493	$111,001	$73,649	$53,079

Year Ended December 31, 2018
Income (loss) before income taxes	$510,328	$139,047	$99,322	$59,334	$48,132

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBL	Corporate & Other
December 31, 2019	(in millions)
Loans, net of deferred loan fees and costs	$237.2	$1,635.6	$1,552.0	$1,930.8	$6,098.7	$3.5
Deposits	3,210.1	0.1	3,771.5	—	36.9	1,084.2

December 31, 2018
Loans, net of deferred loan fees and costs	$210.0	$1,547.5	$1,200.9	$1,479.9	$4,154.9	$4.7
Deposits	2,607.2	—	2,559.0	—	—	738.0

Year Ended December 31, 2019	(in thousands)
Income (loss) before income taxes	$49,823	$5,668	$93,748	39,935	$78,895	—	$(58,065)

Year Ended December 31, 2018
Income (loss) before income taxes	$35,097	$8,288	$72,334	42,467	$44,281		$(37,974)

BALANCE SHEET ANALYSIS
Total assets increased $3.7 billion, or 16.1%, to $26.8 billion at December 31, 2019 compared to $23.1 billion at December 31, 2018. The increase in total assets relates primarily to organic loan growth. Loans increased $3.4 billion, or 19.3%, to $21.1 billion at December 31, 2019, compared to $17.7 billion at December 31, 2018. The increase in loans from December 31, 2018 was driven by commercial and industrial loans of $1.6 billion, CRE, non-owner occupied loans of $1.0 billion, and residential real estate loans of $943.3 million.
Total liabilities increased $3.3 billion, or 16.1%, to $23.8 billion at December 31, 2019, compared to $20.5 billion at December 31, 2018. The increase in liabilities is due primarily to an increase in total deposits. Total deposits increased $3.6 billion, or 18.9%, to $22.8 billion at December 31, 2019. The increase in deposits from December 31, 2018 was driven by an increase in savings and money market deposits of $1.8 billion, non-interest-bearing demand deposit of $1.1 billion, and certificates of deposits of $542.0 million from December 31, 2018.
Total stockholders’ equity increased by $403.0 million, or 15.4%, to $3.0 billion at December 31, 2019 compared to $2.6 billion at December 31, 2018. The increase in stockholders' equity relates primarily to net income for the year ended December 31, 2019 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI, partially offset by share repurchases under its common stock repurchase plan and dividends paid to shareholders.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Debt securities
CDO	$10,142	$15,327	$21,857	$13,490	$10,060
Commercial MBS issued by GSEs	94,253	100,106	109,077	117,792	19,114
Corporate debt securities	99,961	99,380	103,483	64,144	13,251
Municipal securities	7,773	—	—	—	—
Private label commercial MBS	—	—	—	—	4,691
Private label residential MBS	1,129,227	924,594	868,524	433,685	257,128
Residential MBS issued by GSEs	1,412,060	1,530,124	1,689,295	1,356,258	1,171,702
Tax-exempt	1,039,962	841,573	765,960	500,312	334,830
Trust preferred securities	27,040	28,617	28,617	26,532	24,314
U.S. government sponsored agency securities	10,000	38,188	61,462	56,022	—
U.S. treasury securities	999	1,984	2,482	2,502	2,993
Total debt securities	$3,831,417	$3,579,893	$3,650,757	$2,570,737	$1,838,083

Equity securities
CRA investments	$52,504	$51,142	$50,616	$37,113	$34,685
Preferred stock	86,197	63,919	53,196	94,662	111,236
Total equity securities	$138,701	$115,061	$103,812	$131,775	$145,921

Weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on tax-exempt obligations. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2019 are summarized in the table below:

	December 31, 2019
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-maturity
Tax-exempt	$7,330	5.27%	$17,414	4.30%	$—	—%	$460,363	4.57%	$485,107	4.57%

Available-for-sale
CDO	$—	—%	$—	—%	$—	—%	$50	—%	$50	—%
Commercial MBS issued by GSEs (1)	—	—	18,445	2.26	1,680	4.28	74,937	2.28	95,062	2.31
Corporate debt securities	—	—	5,015	4.32	100,000	2.35	—	—	105,015	2.45
Municipal securities	—	—	—	—	—	—	7,494	5.57	7,494	5.57
Private label residential MBS (1)	99	5.39	—	—	—	—	1,129,886	3.24	1,129,985	3.24
Residential MBS issued by GSEs (1)	3	5.26	1,423	2.74	8,429	2.53	1,396,739	2.66	1,406,594	2.66
Tax-exempt	—	—	9,751	3.58	39,236	3.43	481,742	3.01	530,729	3.05
Trust preferred securities	—	—	—	—	—	—	32,000	2.45	32,000	2.45
U.S. government sponsored agency securities	—	—	—	—	10,000	2.40	—	—	10,000	2.40
U.S. treasury securities	999	1.68	—	—	—	—	—	—	999	1.68
Total AFS securities	$1,101	2.02%	$34,634	2.95%	$159,345	2.65%	$3,122,848	2.92%	$3,317,928	2.91%

Equity
CRA investments	$44,555	2.89%	$5,250	2.51%	$3,000	3.00%	$—	—%	$52,805	2.86%
Preferred stock	—	—	—	—	—	—	82,514	5.81	82,514	5.81
Total equity securities	$44,555	2.89%	$5,250	2.51%	$3,000	3.00%	$82,514	5.81%	$135,319	4.66%

(1)	MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS that are not GSE issued consist of $1.1 billion rated AAA, $30.7 million rated AA, $0.2 million rated A, $0.3 million rated BBB, and $1.2 million non-investment grade.
Gross unrealized losses at December 31, 2019 relate primarily to market interest rate increases since the securities' original purchase date. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the years ended December 31, 2019, 2018, and 2017.
The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2019, 2018, and 2017. However, the Company cannot guarantee that OTTI will not occur in future periods. At December 31, 2019, the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Loans, held for investment
Commercial and industrial	$9,391,760	$7,765,100	$6,841,247	$5,859,446	$5,264,856
Commercial real estate - non-owner occupied	5,261,018	4,223,427	3,911,313	3,549,876	2,289,480
Commercial real estate - owner occupied	2,320,237	2,329,205	2,245,060	2,015,671	2,085,738
Construction and land development	1,971,633	2,155,625	1,647,726	1,489,488	1,143,228
Residential real estate	2,147,652	1,203,613	425,291	258,734	322,265
Consumer	56,932	69,995	48,583	38,572	26,474
Deferred loan fees and costs	(47,739)	(36,336)	(25,285)	(22,260)	(19,187)
Loans, net of deferred loan fees and costs	21,101,493	17,710,629	15,093,935	13,189,527	11,112,854
Allowance for credit losses	(167,797)	(152,717)	(140,050)	(124,704)	(119,068)
Total loans HFI	$20,933,696	$17,557,912	$14,953,885	$13,064,823	$10,993,786
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. Net deferred loan fees as of December 31, 2019 and 2018 total $47.7 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase premiums on secondary market loan purchases total $29.9 million and $2.0 million as of December 31, 2019 and 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $3.8 million and $7.1 million as of December 31, 2019 and 2018, respectively. Credit marks were $6.5 million and $14.6 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company also had $21.8 million of HFS loans. There were no HFS loans as of December 31, 2018.

The following table sets forth the amount of loans, including HFS loans, outstanding by type of loan as of December 31, 2019 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial and industrial
Floating rate	$2,451,864	$3,441,591	$1,369,159	$7,262,614
Fixed rate	91,335	833,937	1,215,960	2,141,232
Commercial real estate — non-owner occupied
Floating rate	543,071	2,113,368	642,467	3,298,906
Fixed rate	190,053	1,194,158	562,517	1,946,728
Commercial real estate — owner occupied
Floating rate	82,498	192,699	929,909	1,205,106
Fixed rate	51,837	301,032	758,938	1,111,807
Construction and land development
Floating rate	746,293	932,849	142,057	1,821,199
Fixed rate	24,303	57,846	48,808	130,957
Residential real estate
Floating rate	25,962	35,122	719,539	780,623
Fixed rate	3,218	6,888	1,356,935	1,367,041
Consumer
Floating rate	31,735	12,063	2,350	46,148
Fixed rate	3,477	3,509	3,949	10,935
Total	$4,245,646	$9,125,062	$7,752,588	$21,123,296
As of December 31, 2019, approximately $9.7 billion, or 67.6%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.8%. At December 31, 2018, approximately $8.3 billion, or 69.3% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.8%. At December 31, 2019, total loans consisted of 68.2% with floating rates and 31.8% with fixed rates, compared to 67.3% with floating rates and 32.7% with fixed rates at December 31, 2018.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. At December 31, 2019 and 2018, CRE related loans accounted for approximately 45% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 31% and 36% of these CRE loans, excluding construction and land loans, were owner occupied at December 31, 2019 and 2018, respectively.
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

Total non-performing loans increased by $19.5 million, or 30.1%, at December 31, 2019 to $84.3 million from $64.8 million at December 31, 2018.

	December, 31
	2019	2018	2017	2016	2015
	(dollars in thousands)
Total non-accrual loans (1)	$55,968	$27,746	$43,925	$40,272	$48,381
Loans past due 90 days or more on accrual status	—	594	43	1,067	3,028
Accruing troubled debt restructured loans	28,356	36,458	42,431	53,637	70,707
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	84,324	64,798	86,399	94,976	122,116
Other impaired loans	31,979	47,454	12,155	4,233	6,758
Total impaired loans	$116,303	$112,252	$98,554	$99,209	$128,874
Other assets acquired through foreclosure, net	$13,850	$17,924	$28,540	$47,815	$43,942
Non-accrual loans to gross loans held for investment	0.27%	0.16%	0.29%	0.31%	0.44%
Loans past due 90 days or more on accrual status to gross loans held for investment	—	0.00	0.00	0.01	0.03
Interest income that would have been recorded under the original terms of non-accrual loans	2,170	2,268	2,444	2,045	2,549

(1)	Includes non-accrual TDR loans of $10.6 million and $8.0 million at December 31, 2019 and 2018, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	December 31, 2019			December 31, 2018
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$24,501	43.77%	0.12%	$15,090	54.39%	0.09%
Commercial real estate	23,720	42.38	0.11	—	—	—
Construction and land development	2,147	3.84	0.01	476	1.71	0.00
Residential real estate	5,600	10.01	0.03	11,939	43.03	0.07
Consumer	—	—	—	241	0.87	0.00
Total non-accrual loans	$55,968	100.00%	0.27%	$27,746	100.00%	0.16%

	December 31, 2019		December 31, 2018
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$29,062	0.76%	$8,312	0.23%
Nevada	8,001	0.36	6,374	0.32
Southern California	1,759	0.08	8,564	0.40
Northern California	5,193	0.40	4,255	0.33
Public & Nonprofit Finance	2,147	0.13	—	—
Technology and Innovation	5,867	0.38	—	—
Other NBLs	3,939	0.06	241	0.00
Total non-accrual loans	$55,968	0.27%	$27,746	0.16%

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
As of December 31, 2019 and 2018, the aggregate amount of loans classified as impaired was $116.3 million and $112.3 million, respectively, a net increase of 3.6%. The total specific allowance for credit losses related to these loans was $2.8 million and $0.7 million at December 31, 2019 and 2018, respectively. The Company had $28.4 million and $36.5 million in loans classified as accruing restructured loans at December 31, 2019 and 2018, respectively.
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	December 31, 2019
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$48,984	42.12%	0.23%	$1,050	37.83%	0.62%
Commercial real estate	53,274	45.81	0.25	1,219	43.91	0.73
Construction and land development	8,421	7.23	0.04	507	18.26	0.30
Residential real estate	5,600	4.82	0.03	—	—	—
Consumer	24	0.02	0.00	—	—	—
Total impaired loans	$116,303	100.00%	0.55%	$2,776	100.00%	1.65%

	December 31, 2018
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$63,896	56.92%	0.36%	$621	91.19%	0.41%
Commercial real estate	18,937	16.87	0.11	—	—	—
Construction and land development	9,403	8.38	0.05	—	—	—
Residential real estate	19,744	17.59	0.11	60	8.81	0.04
Consumer	272	0.24	0.00	—	—	—
Total impaired loans	$112,252	100.00%	0.63%	$681	100.00%	0.45%
Impaired loans by segment at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(in thousands)
Arizona	$62,175	$34,899
Nevada	25,667	33,860
Southern California	6,630	8,576
Northern California	9,878	4,928
Public & Nonprofit Finance	2,147	—
Technology & Innovation	5,867	29,748
Other NBLs	3,939	241
Total impaired loans	$116,303	$112,252

The amount of interest income recognized on impaired loans for the years ended December 31, 2019, 2018, and 2017 was approximately $5.0 million, $4.5 million, and $4.0 million, respectively.
Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$152,717	$140,050	$124,704	$119,068	$110,216
Provision charged to operating expense:
Commercial and industrial	3,039	13,198	14,268	10,638	18,411
Commercial real estate	11,674	2,177	5,347	(2,449)	(9,762)
Construction and land development	1,431	1,482	(2,805)	1,732	(1,454)
Residential real estate	2,620	5,867	318	(2,137)	(3,539)
Consumer	(264)	276	122	216	(456)
Total Provision	18,500	23,000	17,250	8,000	3,200
Recoveries of loans previously charged-off:
Commercial and industrial	(4,265)	(2,427)	(3,112)	(3,991)	(3,754)
Commercial real estate	(909)	(1,237)	(2,897)	(5,690)	(4,139)
Construction and land development	(91)	(1,433)	(1,229)	(485)	(1,872)
Residential real estate	(412)	(947)	(1,778)	(875)	(2,181)
Consumer	(25)	(43)	(84)	(144)	(203)
Total recoveries	(5,702)	(6,087)	(9,100)	(11,185)	(12,149)
Loans charged-off:
Commercial and industrial	8,120	15,034	8,186	12,477	5,550
Commercial real estate	139	233	2,269	728	—
Construction and land development	141	1	—	18	—
Residential real estate	594	1,038	447	165	820
Consumer	128	114	102	161	127
Total charged-off	9,122	16,420	11,004	13,549	6,497
Net charge-offs (recoveries)	3,420	10,333	1,904	2,364	(5,652)
Balance at end of period	$167,797	$152,717	$140,050	$124,704	$119,068
Net charge-offs (recoveries) to average loans outstanding	0.02%	0.06%	0.01%	0.02%	(0.06)%
Allowance for credit losses to gross loans	0.80	0.86	0.93	0.95	1.07
Allowance for credit losses to gross organic loans	0.82	0.92	1.03	1.11	1.23

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
December 31, 2019
Allowance for credit losses	$82,302	$47,273	$23,894	$13,714	$614	$167,797
Percent of total allowance for credit losses	49.0%	28.2%	14.2%	8.2%	0.4%	100.0%
Percent of loan type to total HFI loans	44.5	35.8	9.2	10.2	0.3	100.0
December 31, 2018
Allowance for credit losses	$83,118	$34,829	$22,513	$11,276	$981	$152,717
Percent of total allowance for credit losses	54.4%	22.8%	14.8%	7.4%	0.6%	100.0%
Percent of loan type to total HFI loans	43.8	36.9	12.1	6.8	0.4	100.0
December 31, 2017
Allowance for credit losses	$82,527	$31,648	$19,599	$5,500	$776	$140,050
Percent of total allowance for credit losses	58.9%	22.6%	14.0%	3.9%	0.6%	100.0%
Percent of loan type to total HFI loans	45.2	40.8	10.9	2.8	0.3	100.0
December 31, 2016
Allowance for credit losses	$73,333	$25,673	$21,175	$3,851	$672	$124,704
Percent of total allowance for credit losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of loan type to total HFI loans	44.3	42.1	11.3	2.0	0.3	100.0
December 31, 2015
Allowance for Credit Losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of Total Allowance for Credit Losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of loan type to total HFI loans	47.4	39.3	10.2	2.9	0.2	100.0
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

	December 31, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	73	$96,464	43.06%	0.46%
Commercial real estate	37	107,839	48.14	0.51
Construction and land development	10	18,971	8.47	0.09
Residential real estate	3	727	0.33	0.00
Consumer	1	10	0.00	0.00
Total	124	$224,011	100.00%	1.06%

	December 31, 2018
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	107	$125,585	62.37%	0.71%
Commercial real estate	42	71,116	35.32	0.40
Construction and land development	3	4,040	2.01	0.02
Residential real estate	1	527	0.26	0.00
Consumer	2	75	0.04	0.00
Total	155	$201,343	100.00%	1.13%

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $7.7 million as of December 31, 2019, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2019, 2018, and 2017, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.
The following is a summary of acquired intangible assets:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization
Core deposit intangibles	$14,647	$7,284	$7,363	$14,647	$5,737	$8,910

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in thousands)
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350
Deferred Tax Assets
Net deferred tax assets decreased $14.0 million to $18.0 million from December 31, 2018. This overall decrease in net deferred tax assets was primarily the result of increases in the fair market value of AFS securities. In addition, there was a large decrease to the overall estimated loss reserve, which was largely offset by increases to DTLs related to premises and equipment and income associated with tax credits for lease pass-through transactions (50(d) income).
As of December 31, 2019, the Company has no deferred tax valuation allowance. As of December 31, 2018, the Company's deferred tax valuation allowance of $2.4 million related to net capital loss carryovers.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $22.8 billion at December 31, 2019 from $19.2 billion at December 31, 2018, an increase of $3.6 billion, or 18.9%. The increase in deposits is attributable to an increase across all deposit types, with the largest increases in savings and money market deposits of $1.8 billion and non-interest-bearing demand deposits of $1.1 billion from December 31, 2018.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2019, the Company has $407.7 million of CDARS deposits and $661.8 million of ICS deposits, compared to $322.9 million of CDARS deposits and $706.9 million of ICS deposits at December 31, 2018. At December 31, 2019 and 2018, the Company also has $1.1 billion and $718.2 million, respectively, of wholesale brokered deposits.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $3.1 billion and $2.3 billion at December 31, 2019 and 2018, respectively. The Company incurred $30.5 million and $18.0 million in deposit related costs on these deposits during the year ended December 31, 2019 and 2018, respectively. These costs are reported in deposit costs as part of non-interest expense. The increase in these costs relates to both an increase in deposits eligible for earnings credits, along with higher average earnings credits paid during the first half of 2019.

The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$2,545,806	0.82%	$1,891,160	0.61%	$1,467,231	0.27%
Savings and money market accounts	8,125,832	1.18	6,501,241	0.85	6,208,057	0.42
Certificates of deposit	2,117,177	1.98	1,748,675	1.37	1,560,896	0.76
Total interest-bearing deposits	12,788,815	1.24	10,141,076	0.89	9,236,184	0.45
Non-interest-bearing demand deposits	8,246,232	—	7,712,791	—	6,788,783	—
Total deposits	$21,035,047	0.75%	$17,853,867	0.51%	$16,024,967	0.26%
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2019	2018
	(in thousands)
3 months or less	$945,551	$682,549
3 to 6 months	596,467	446,847
6 to 12 months	597,496	409,736
Over 12 months	101,615	99,211
Total	$2,241,129	$1,638,343
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB, Federal funds purchased, and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, including Federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased are unsecured borrowings with other banks. Securities sold under agreements to repurchase are collateralized by securities and are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2019, total short-term borrowed funds consist of customer repurchase agreements of $16.7 million. At December 31, 2018, total short-term borrowed funds consisted of Federal funds purchased of $256.0 million, FHLB overnight advances of $235.0 million, and customer repurchase agreements of $22.4 million.

Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2019, the carrying value of all subordinated debt issuances, which includes the fair value of related hedges, was $319.2 million, compared to $299.4 million at December 31, 2018.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2019	2018
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(4,812)	(17,812)
Junior subordinated debt, at fair value		$61,685	$48,685
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(4,845)	(5,155)
Junior subordinated debt, at amortized cost		$12,682	$12,372

Total junior subordinated debt		$74,367	$61,057

(1)	The purchase accounting adjustment is being amortized over the remaining life of the trusts, pursuant to accounting guidance.
The weighted average interest rate of all junior subordinated debt as of December 31, 2019 was 4.25%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 5.15% at December 31, 2018.

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
As of December 31, 2019 and 2018, the Company and the Bank's capital ratios exceeded the well-capitalized thresholds, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2019
WAL	$3,257,874	$2,775,390	$25,390,142	$26,110,275	12.8%	10.9%	10.6%	10.6%
WAB	3,030,301	2,703,549	25,452,261	26,134,431	11.9	10.6	10.3	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2018
WAL	$2,897,356	$2,431,320	$21,983,976	$22,204,799	13.2%	11.1%	10.9%	10.7%
WAB	2,628,650	2,317,745	22,040,765	22,209,700	11.9	10.5	10.4	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Common Stock Repurchase Plan
On December 12, 2018, the Company announced that it had adopted a common stock repurchase plan, pursuant to which the Company was authorized to repurchase up to $250 million of its shares of common stock through December 31, 2019. The Company had $94.3 million in authorized common stock repurchase capacity that expired under the original program as of December 31, 2019. The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to an additional $250.0 million of its outstanding common stock.
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into contracts for services in the ordinary course of business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of customers, the Company has financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. The Company has also committed to irrevocably and unconditionally guarantee the payments or distributions with respect to the holders of preferred securities of the Company's eight statutory business trusts to the extent that the trusts have not made such payments or distributions, including: 1) accrued and unpaid distributions; 2) the redemption price; and 3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. The Company does not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.

The following table sets forth the Company's significant contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$2,376,976	$2,259,182	$113,190	$4,604	$—
Qualifying debt	409,024	—	—	—	409,024
Operating lease obligations	90,145	12,369	19,637	18,067	40,072
Purchase obligations	103,303	42,683	49,301	11,319	—
Total	$2,979,448	$2,314,234	$182,128	$33,990	$449,096
Purchase obligations primarily relate to contracts for software licensing, maintenance, and outsourced service providers.
Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$8,348,421	$2,873,303	$3,170,848	$1,299,506	$1,004,764
Credit card commitments and financial guarantees	302,909	302,909	—	—	—
Letters of credit	175,778	156,375	18,786	617	—
Total	$8,827,108	$3,332,587	$3,189,634	$1,300,123	$1,004,764
The following table sets forth certain information regarding short-term borrowings as of December 31, 2019 and the respective prior year-end balances for customer repurchase agreements, FHLB advances, and Federal funds purchased:

	December 31,
	2019	2018	2017
	(dollars in thousands)
Customer Repurchase Accounts:
Maximum month-end balance	$20,288	$30,559	$41,153
Balance at end of year	16,675	22,411	26,017
Average balance	17,182	24,421	33,842
Federal Funds Purchased
Maximum month-end balance	335,000	256,000	—
Balance at end of year	—	256,000	—
Average balance	67,851	20,542	—
FHLB Advances:
Maximum month-end balance	380,000	625,000	440,000
Balance at end of year	—	235,000	390,000
Average balance	49,589	215,699	29,781
Total Short-Term Borrowed Funds	$16,675	$513,411	$416,017
Weighted average interest rate at end of year	0.15%	2.46%	1.33%
Weighted average interest rate during year	1.99	1.73	0.53

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
The allowance consists of specific and general components. The specific allowance applies to impaired loans. For impaired collateral dependent loans, the reserve is calculated based on the collateral value, net of estimated disposition costs. Generally, the Company obtains independent collateral valuation analysis for each loan over a specified dollar threshold every 12 months. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate.
The general allowance covers all non-impaired loans and incorporates several quantitative and qualitative factors, which are used for all of the Company's portfolio segments. Quantitative factors include company-specific, 10-year historical net charge-offs stratified by loans with similar characteristics. Qualitative factors include: 1) levels of and trends in delinquencies and impaired loans; 2) levels of and trends in charge-offs and recoveries; 3) trends in volume and terms of loans; 4) changes in underwriting standards or lending policies; 5) experience, ability, depth of lending staff; 6) national and local economic trends and conditions; 7) changes in credit concentrations; 8) out-of-market exposures; 9) changes in quality of loan review system; and 10) changes in the value of underlying collateral.
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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company's liquidity, represented by cash and amounts due from banks, federal funds sold, and non-pledged marketable securities, is a result of the Company's operating, investing, and financing activities and related cash flows. In order to ensure that funds are available when necessary, on at least a quarterly basis, the Company projects the amount of funds that will be required over a 12-month period and it also strives to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.
The following table presents the available and outstanding balances on the Company's lines of credit:

	December 31, 2019
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$1,215.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2019 are presented in the following table:

December 31, 2019
(in millions)
FHLB:
Borrowing capacity	$4,483.4
Outstanding borrowings	—
Letters of credit	21.0
Total available credit	$4,462.4

FRB:
Borrowing capacity	$1,149.4
Outstanding borrowings	—
Total available credit	$1,149.4
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2019, there is $2.9 billion in liquid assets, comprised of $434.6 million in cash and cash equivalents and $2.5 billion in unpledged marketable securities. At December 31, 2018, the Company maintained $3.0 billion in liquid assets, comprised of $498.6 million of cash, cash equivalents, and money market investments, and $2.5 billion in unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from the FHLB of San Francisco and the FRB. At December 31, 2019, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.

The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2019, 2018, and 2017, net cash provided by operating activities was $717.8 million, $541.0 million, and $383.8 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the years ended December 31, 2019, 2018, and 2017, was $3.4 billion, $2.6 billion, and $1.9 billion, respectively. The net increase in investment securities for the years ended December 31, 2019, 2018, and 2017 was $109.5 million, $12.4 million, and $1.1 billion, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2019, 2018, and 2017, net deposits increased $3.6 billion, $2.2 billion, and $2.4 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $120.0 million, respectively, through one participating financial institution, or a combined total of $185.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2019, the Company has $407.7 million of CDARS and $661.8 million of ICS deposits.
As of December 31, 2019, the Company has $1.1 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2019, WAB and LVSP paid dividends to the Parent of $130.0 million and $4.0 million, respectively. Subsequent to December 31, 2019, WAB paid dividends to the Parent of $35.0 million.
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
Overview
WAL is a separate and distinct legal entity from WAB and its other subsidiaries. As a registered bank holding company, WAL is subject to inspection, examination, and supervision by the FRB, and is regulated under the BHCA. WAL is also under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. The Company’s common stock is listed on the NYSE under the trading symbol “WAL” and the Company is subject to the rules of the NYSE for listed companies. The Company is a financial institution holding company within the meaning of Arizona law. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through WAB, its wholly-owned banking subsidiary. WAB is an Arizona chartered bank and a member of the Federal Reserve System. WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. WAB is subject to the supervision of, and to regular examination by, the Arizona Department of Financial Institutions, the FRB as its primary federal regulator, and the FDIC as its deposit insurer. WAB's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Company also serves business customers through a national platform of specialized financial services providers.
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
EGRRCPA
On May 24, 2018, the President signed into law the EGRRCPA which, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides limited regulatory relief to certain financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. The EGRRCPA relieves bank holding companies with less than $100 billion in assets, such as the Company, from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, resolution planning and enhanced liquidity and risk management requirements). In addition to amending the Dodd-Frank Act, the EGRRCPA also includes certain additional banking-related provisions, consumer protection provisions and securities law-related provisions. While many of the EGRRCPA’s changes have been implemented through rules adopted by federal agencies, the Company expects to continue to evaluate the potential impact of the EGRRCPA as it is further implemented.
Bank Holding Company Regulation
WAL is a bank holding company as defined under the BHCA. The BHCA generally limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Business activities that have been determined to be related to banking, and therefore appropriate for bank holding companies and their affiliates to engage in, include securities brokerage services, investment advisory services, fiduciary services, and certain management advisory and data processing services, among others. Bank holding companies that have elected to become financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either: (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB).

Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
Mergers and Acquisitions
The BHCA, the Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHCA requires prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.
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
As a result of passage of the EGRRCPA, bank holding companies with less than $100 billion in assets, such as the Company, are exempt from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, the resolution planning and enhanced liquidity and risk management requirements therein). Notwithstanding these changes, the capital planning and risk management practices of the Company and the Bank will continue to be reviewed through the regular supervisory processes of the FRB.
In February 2014, the FRB issued a rule further implementing the enhanced prudential standards required by the Dodd-Frank Act. Although most of the standards apply only to bank holding companies with more than $50 billion in assets, as directed by the Dodd-Frank Act, the rule contains certain standards that apply to bank holding companies with more than $10 billion in assets, including a requirement to establish a risk committee of the Company's BOD to manage enterprise-wide risk. The Company meets these requirements. The EGRRCPA increased the asset threshold for requiring a bank holding company to establish a separate risk committee of independent directors from $10 billion to $50 billion. Notwithstanding this change, the Company has retained its separate risk committee of independent directors.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and WAB, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act, which includes CLO and CDO securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with: (1) organizing and offering the covered fund; (2) certain risk-mitigating hedging activities; and (3) de minimis investments in covered funds. The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule, including by eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. Compliance with the Volcker Rule was required by July 21, 2017 and the Company believes it is fully compliant.

Dividends
Historically, the Company has not declared or paid cash dividends on its common stock, electing instead to retain earnings for growth. On July 30, 2019, WAL's BOD authorized the payment of regular quarterly dividends, declaring the Company's first quarterly cash dividend of $0.25 per share of common stock, which was paid on August 30, 2019. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of WAL's BOD and will depend on the Company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions, and other factors that the BOD may deem relevant.
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
From time to time, the Company may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends under certain circumstances. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair the Company’s ability to declare and pay dividends.
Since the Company has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from WAB and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state member bank, such as WAB, to pay cash dividends is restricted by the FRB and the State of Arizona. The FRB’s Regulation H states that a member bank may not declare or pay a dividend if the total of all dividends declared during that calendar year exceed the bank’s net income during that calendar year and the retained net income of the prior two years. Further, without receiving prior approval from both the FRB and two-thirds of its shareholders, a bank cannot declare or pay a dividend that would exceed its undivided profits or withdraw any portion of its permanent capital.
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
Federal Reserve System
As a member of the Federal Reserve System, WAB is required by law to maintain reserves against its transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $164.1 million and $145.9 million as of December 31, 2019 and 2018, respectively.
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

Capital Adequacy and Prompt Corrective Action
The Capital Rules established a comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee's Basel III final capital framework for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach with a more risk-sensitive approach.
The Capital Rules: (i) include CET1 and the related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.
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
The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. The Capital Rules became fully phased-in on January 1, 2019. Thus, the capital standards applicable to the Company include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The Capital Rules further prescribe that the effects of accumulated other comprehensive income or loss items reported as a component of stockholders’ equity be included in CET1 capital; however, non-advanced approaches banking organizations may make a one-time permanent election to exclude these items. The Company, as a non-advanced approaches institution, has made this one-time election.
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
In September 2017, the federal banking agencies proposed simplifying the Capital Rules. On July 9, 2019, the federal banking agencies adopted a final rule (replacing a substantially similar interim rule) to simplify several requirements of the regulatory capital rules for non-advanced approaches institutions, such as the Company. The final rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. The final rule will be effective as of April 1, 2020 for the amendments to simplify the capital rules.
Management believes the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios.

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
Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include: (i) the issuance of directives to increase capital; (ii) the issuance of formal and informal agreements; (iii) the imposition of civil monetary penalties; (iv) the issuance of a cease and desist order that can be judicially enforced; (v) the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; (vi) the termination of the bank’s deposit insurance; (vii) the appointment of a conservator or receiver for the bank; and (viii) the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.
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

Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 12, 2019, the FDIC issued a notice of proposed rulemaking to modernize its brokered deposit regulations. At this time, it is difficult to predict what changes, if any, to the brokered deposit regulations will actually be implemented or the effect of such changes on the Bank.
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

Financial Privacy and Data Security
The Company is subject to federal laws, including the GLBA, and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated institutions. These provisions require notice of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.
For example, in August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended GLBA. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions that do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.
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
The federal banking agencies, including the FRB, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess, and mitigate these risks, both internally and at critical third-party services providers. In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets.
These laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations require significant resources of WAL and WAB.
Community Reinvestment Act and Fair Lending Laws
WAB has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. WAB’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. WAB’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions. WAB received a rating of “Satisfactory” in its most recent CRA examination, in January 2019.
On December 17, 2019, the OCC and the FDIC issued a joint notice of proposed rulemaking to modernize the regulations implementing the CRA. While the proposed rule will not apply to WAB because its primary federal regulator is the FRB, it may impact the overall environment as it relates to CRA compliance and portend future changes by the FRB. Under the rulemaking, the federal banking agencies intend to: (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, record keeping, and reporting. WAL and WAB expect to monitor developments with respect to this rulemaking and assess the impact, if any, of changes to the CRA regulations proposed by the federal banking agencies.
Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs that provide funding to their members to support residential lending, as well as affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2019, WAB’s total investment in FHLB stock was $17.3 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and WAB, with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. WAL gives stockholders a non-binding vote on executive compensation annually.
Preventing Suspicious Activity
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. The new Customer Due Diligence Rule, that was effective beginning May 11, 2018, clarified and strengthened the existing obligations for identifying new and existing customers and explicitly included risk-based procedures for conducting ongoing customer due diligence. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and USA PATRIOT Act Board-approved compliance program and engages in relatively few transactions with foreign financial institutions or foreign persons.
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2019, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2019, the Company's net interest income exposure for the next 12 months related to these hypothetical changes in market interest rates was within the Company's current guidelines.

Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,198,091	$1,302,915	$1,437,503	$1,576,092
Interest Expense	96,043	157,552	222,366	287,172
Net Interest Income	1,102,048	1,145,363	1,215,137	1,288,920
% Change	(3.8)%		6.1%	12.5%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,253,569	$1,302,915	$1,359,077	$1,421,736
Interest Expense	127,741	157,552	172,436	186,619
Net Interest Income	1,125,828	1,145,363	1,186,641	1,235,117
% Change	(1.7)%		3.6%	7.8%
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
At December 31, 2019, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2019:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$27,618,706	$27,087,840	$26,546,699	$26,026,259	$25,542,390	$25,085,162
Liabilities	22,634,719	22,035,566	21,519,248	21,072,481	20,685,165	20,346,458
Net Present Value	4,983,987	5,052,274	5,027,451	4,953,778	4,857,225	4,738,704
% Change	(1.4)%		(0.5)%	(1.9)%	(3.9)%	(6.2)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of December 31, 2019 and 2018:
Outstanding Derivatives Positions

December 31,
2019			2018
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$872,595	$(53,667)	16.1	$1,017,773	$(42,477)	15.8

Item 8.	Financial Statements and Supplementary Data
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Western Alliance Bancorporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated March 2, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses
As described in Notes 1 and 3 of the consolidated financial statements, the Company’s allowance for credit losses totaled $168 million as of December 31, 2019. The allowance for credit losses represents an amount considered adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors.
The allowance for credit losses consists of two components: the specific allowance for impaired loans and the general allowance for non-impaired loans. The general allowance is comprised of a quantitative reserve based on the Company’s historical charge-off experience and a qualitative reserve based on management’s evaluation of several judgmental factors. The qualitative factors evaluated by management include levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; changes in underwriting standards and lending policies; experience, ability and depth of lending staff; national and local economic trends and conditions; changes in credit concentrations; out-of-market exposures; changes in quality of loan review system; and changes in the value of underlying collateral. The evaluation and measurement of these qualitative factors requires management to apply a significant amount of judgment and involves a high degree of estimation.
We identified the qualitative reserve of the allowance for credit losses as a critical audit matter because auditing the underlying qualitative factors used in the qualitative reserve involved a high degree of auditor judgment given the high degree of subjectivity exercised by management in developing the qualitative adjustment, which resulted in high estimation uncertainty.
Our audit procedures related to management’s evaluation and establishment of the qualitative reserve of the allowance for credit losses include the following, among others:

•
We obtained an understanding of the relevant controls related to the evaluation and establishment of the qualitative reserve of the allowance for credit losses and tested such controls for design and operating effectiveness, including controls related to management’s assessment and review of the qualitative factor changes and conclusions.

•	We tested management’s process and significant judgments in the evaluation and establishment of the qualitative reserve of the allowance for credit losses, which included:

◦
Evaluating management’s considerations and data utilized as a basis for the adjustments relating to qualitative reserve factors, as well as testing the completeness and accuracy of the underlying data.

◦
Evaluating the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the considerations and data utilized in the determination of qualitative general reserve factors and the resulting qualitative component of the allowance for credit losses.

/s/ RSM US LLP
We have served as the Company’s auditor since 1994.
Phoenix, Arizona
March 2, 2020

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$185,977	$180,053
Interest-bearing deposits in other financial institutions	248,619	318,519
Cash, cash equivalents, and restricted cash	434,596	498,572
Money market investments	—	7
Investment securities - AFS, at fair value; amortized cost of $3,317,928 at December 31, 2019 and $3,339,888 at December 31, 2018	3,346,310	3,276,988
Investment securities - HTM, at amortized cost; fair value of $516,261 at December 31, 2019 and $298,648 at December 31, 2018	485,107	302,905
Investment securities - equity	138,701	115,061
Investments in restricted stock, at cost	66,509	66,132
Loans - HFS	21,803	—
Loans, net of deferred loan fees and costs	21,101,493	17,710,629
Less: allowance for credit losses	(167,797)	(152,717)
Net loans held for investment	20,933,696	17,557,912
Premises and equipment, net	125,838	119,474
Operating lease right of use asset	72,558	—
Other assets acquired through foreclosure, net	13,850	17,924
Bank owned life insurance	174,046	170,145
Goodwill	289,895	289,895
Other intangible assets, net	7,713	9,260
Deferred tax assets, net	18,025	31,990
Investments in LIHTC and renewable energy	409,365	369,648
Other assets	283,936	283,573
Total assets	$26,821,948	$23,109,486
Liabilities:
Deposits:
Non-interest-bearing demand	$8,537,905	$7,456,141
Interest-bearing	14,258,588	11,721,306
Total deposits	22,796,493	19,177,447
Customer repurchase agreements	16,675	22,411
Other borrowings	—	491,000
Qualifying debt	393,563	360,458
Operating lease liability	78,112	—
Other liabilities	520,357	444,436
Total liabilities	23,805,200	20,495,752
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 104,527,544 shares issued at December 31, 2019 and 106,741,870 at December 31, 2018	10	10
Treasury stock, at cost (2,003,873 shares at December 31, 2019 and 1,793,231 shares at December 31, 2018)	(62,728)	(53,083)
Additional paid in capital	1,374,141	1,417,724
Accumulated other comprehensive income (loss)	25,008	(33,622)
Retained earnings	1,680,317	1,282,705
Total stockholders’ equity	3,016,748	2,613,734
Total liabilities and stockholders’ equity	$26,821,948	$23,109,486
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$1,093,070	$910,577	$747,510
Investment securities	111,939	106,752	83,354
Dividends	6,133	7,915	7,740
Other	13,903	8,239	6,909
Total interest income	1,225,045	1,033,483	845,513
Interest expense:
Deposits	158,405	90,464	41,965
Other borrowings	1,372	4,329	561
Qualifying debt	23,390	22,287	18,273
Other	1,466	524	50
Total interest expense	184,633	117,604	60,849
Net interest income	1,040,412	915,879	784,664
Provision for credit losses	18,500	23,000	17,250
Net interest income after provision for credit losses	1,021,912	892,879	767,414
Non-interest income:
Service charges and fees	23,353	22,295	20,346
Income from equity investments	8,290	8,595	4,496
Card income	6,979	8,009	6,313
Foreign currency income	4,987	4,760	3,536
Income from bank owned life insurance	3,901	3,946	3,861
Lending related income and gains (losses) on sale of loans, net	3,158	4,340	2,212
Gain (loss) on sales of investment securities, net	3,152	(7,656)	2,343
Fair value gain (loss) adjustments on assets measured at fair value, net	5,119	(3,611)	(1)
Other income	6,156	2,438	2,238
Total non-interest income	65,095	43,116	45,344
Non-interest expense:
Salaries and employee benefits	279,274	253,238	214,344
Legal, professional, and directors' fees	37,009	28,722	29,814
Occupancy	32,507	29,404	27,860
Deposit costs	31,719	18,900	9,731
Data processing	30,577	22,716	19,225
Insurance	11,924	14,005	14,042
Loan and repossessed asset expenses	7,571	4,578	4,617
Business development	7,043	5,960	6,128
Marketing	4,199	3,770	3,804
Card expense	2,346	4,301	3,413
Intangible amortization	1,547	1,594	2,074
Net loss (gain) on sales / valuations of repossessed and other assets	3,818	9	(80)
Other expense	33,247	38,470	25,969
Total non-interest expense	482,781	425,667	360,941
Income before provision for income taxes	604,226	510,328	451,817
Income tax expense	105,055	74,540	126,325
Net income	$499,171	$435,788	$325,492

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Earnings per share:
Basic	$4.86	$4.16	$3.12
Diluted	4.84	4.14	3.10
Weighted average number of common shares outstanding:
Basic	102,667	104,669	104,179
Diluted	103,133	105,370	104,997
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$499,171	$435,788	$325,492
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(23,205), $13,354, and $(3,973), respectively	71,222	(40,808)	6,334
Unrealized (loss) gain on SERP, net of tax effect of $138, $24, and $(79), respectively	(412)	(77)	264
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $3,197, $(1,857), and $2,220, respectively	(9,804)	5,693	(3,604)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $776, $(1,883), and $899, respectively	(2,376)	5,773	(1,444)
Net other comprehensive income (loss)	58,630	(29,419)	1,550
Comprehensive income	$557,801	$406,369	$327,042
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Balance, January 1, 2017 (1)	105,071	10	1,400,140	(26,362)	(4,695)	522,974	1,892,067
Net income	—	—	—	—	—	325,492	325,492
Exercise of stock options	38	—	846	—	—	—	846
Restricted stock, performance stock units, and other grants, net	648	—	23,554	—	—	—	23,554
Restricted stock surrendered (2)	(270)	—	—	(13,811)	—	—	(13,811)
Other comprehensive income, net	—	—	—	—	1,550	—	1,550
Balance, December 31, 2017	105,487	$10	$1,424,540	$(40,173)	$(3,145)	$848,466	$2,229,698
Balance, January 1, 2018 (3)	105,487	10	1,424,540	(40,173)	(4,203)	849,524	2,229,698
Net income	—	—	—	—	—	435,788	435,788
Exercise of stock options	22	—	554	—	—	—	554
Restricted stock, performance stock units, and other grants, net	564	—	25,711	—	—	—	25,711
Restricted stock surrendered (2)	(223)	—	—	(12,910)	—	—	(12,910)
Stock repurchase	(901)	—	(33,081)	—	—	(2,607)	(35,688)
Other comprehensive loss, net	—	—	—	—	(29,419)	—	(29,419)
Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734
Net income	—	—	—	—	—	499,171	499,171
Exercise of stock options	3	—	80	—	—	—	80
Restricted stock, performance stock unit, and other grants, net	605	—	26,238	—	—	—	26,238
Restricted stock surrendered (2)	(211)	—	—	(9,645)	—	—	(9,645)
Stock repurchase	(2,822)	—	(69,901)	—	—	(50,230)	(120,131)
Dividends paid	—	—	—	—	—	(51,329)	(51,329)
Other comprehensive income, net	—	—	—	—	58,630	—	58,630
Balance, December 31, 2019	102,524	$10	$1,374,141	$(62,728)	$25,008	$1,680,317	$3,016,748

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

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$499,171	$435,788	$325,492
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	18,500	23,000	17,250
Depreciation and amortization	18,457	14,319	13,393
Stock-based compensation	26,238	25,711	23,554
Deferred income taxes	(5,129)	(16,709)	88,471
Amortization of net premiums for investment securities	17,095	14,247	16,938
Amortization of tax credit investments	41,501	35,898	25,355
Amortization of operating lease right of use asset	10,458	—	—
Accretion of fair market value adjustments on loans acquired from business combinations	(12,678)	(18,565)	(28,235)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	1,857	1,904	2,385
Income from bank owned life insurance	(3,901)	(3,946)	(3,861)
(Gains) / Losses on:
Sales of investment securities	(3,152)	7,656	(2,343)
Assets measured at fair value, net	(5,119)	3,611	1
Sale of loans	(690)	(2,638)	(945)
Other assets acquired through foreclosure, net	(604)	(1,214)	(228)
Valuation adjustments of other repossessed assets, net	4,144	1,267	120
Sale of premises, equipment, and other assets, net	278	(44)	28
Changes in other assets and liabilities, net	111,346	20,687	(93,564)
Net cash provided by operating activities	717,772	540,972	383,811
Cash flows from investing activities:
Investment securities - trading
Proceeds from sales	—	—	994
Investment securities - AFS
Purchases	(927,589)	(520,734)	(1,429,434)
Principal pay downs and maturities	785,659	425,151	430,934
Proceeds from sales	150,377	154,434	110,104
Investment securities - HTM
Purchases	(131,384)	(56,575)	(169,400)
Principal pay downs and maturities	21,594	8,987	6,174
Proceeds from sales	10,000	—	—
Equity securities carried at fair value
Purchases	(32,725)	(71,728)	—
Redemption of principal (reinvestment of dividends)	14,598	(577)	—
Proceeds from sales	—	48,639	—
Purchase of investment tax credits	(141,668)	(109,598)	(38,098)
Purchase of SBIC investments	(8,688)	(4,129)	(5,819)
Sale (purchase) of money market investments, net	7	(7)	—
Proceeds from bank owned life insurance	—	1,655	607
(Purchase) liquidation of restricted stock, net	(377)	(347)	(535)
Loan fundings and principal collections, net	(3,429,014)	(2,586,703)	(1,873,387)
Purchase of premises, equipment, and other assets, net	(35,148)	(11,313)	(8,862)
Proceeds from sale of other real estate owned and repossessed assets, net	1,325	9,412	21,195
Net cash used in investing activities	(3,723,033)	(2,713,433)	(2,955,527)

	December 31,
	2019	2018	2017
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$3,619,046	$2,204,915	$2,422,669
Net (decrease) increase in borrowings	(496,736)	97,394	294,289
Proceeds from exercise of common stock options	80	554	846
Cash paid for tax withholding on vested restricted stock	(9,645)	(12,910)	(13,811)
Common stock repurchases	(120,131)	(35,688)	—
Cash dividends paid on common stock	(51,329)	—	—
Net cash provided by financing activities	2,941,285	2,254,265	2,703,993
Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,976)	81,804	132,277
Cash, cash equivalents, and restricted cash at beginning of period	498,572	416,768	284,491
Cash, cash equivalents, and restricted cash at end of period	$434,596	$498,572	$416,768
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$180,436	$113,507	$59,838
Income taxes, net of refunds	(23,403)	18,760	99,430
Non-cash operating, investing, and financing activity:
Transfers to other assets acquired through foreclosure, net	898	5,744	1,812
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries, LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
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
Principles of consolidation
As of December 31, 2019, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
The Company does not have any other significant entities that should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The Company maintains deposit accounts with other banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $164.1 million and $145.9 million as of December 31, 2019 and 2018, respectively.
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
Securities classified as AFS or trading securities are reported as an asset on the Consolidated Balance Sheet at their estimated fair value. As the fair values of AFS debt securities change, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are securities that the Company does not have the positive intent and ability to hold to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
Equity securities are reported as an asset on the Consolidated Balance Sheet at their estimated fair value, with fair value changes recognized as part of non-interest income in the Consolidated Income Statement.
Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security, adjusted for prepayments estimates, using the interest method.
In estimating whether there are any OTTI losses on AFS securities, management considers the: 1) length of time and the extent to which the fair value has been less than amortized cost; 2) financial condition and near term prospects of the issuer; 3) impact of changes in market interest rates; and 4) intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and whether it is not more-likely-than-not the Company would be required to sell the security.
Declines in the fair value of individual AFS securities that are deemed to be other-than-temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in fair value of the debt security related to: 1) credit loss is recognized in earnings; and 2) interest rate, market, or other factors is recognized in OCI.
For individual debt securities where the Company either intends to sell the security or when it is more-likely-than-not the Company will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized in income on a cash basis.
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
Loans, held for investment
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. In addition, the book values of loans subject to a fair value hedge are adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
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
Deferred loan fees and costs, premiums and discounts, and certain purchase accounting fair value adjustments, are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. When loans are repaid, any remaining unamortized balances of premiums, discounts, or net deferred fees are recognized as interest income.
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
The general allowance covers all non-impaired loans and incorporates several quantitative and qualitative factors, which are used for all of the Company's portfolio segments. Quantitative factors include company-specific, 10-year historical net charge-offs stratified by loans with similar characteristics. Qualitative factors include: 1) levels of and trends in delinquencies and impaired loans; 2) levels of and trends in charge-offs and recoveries; 3) trends in volume and terms of loans; 4) changes in underwriting standards or lending policies; 5) experience, ability, depth of lending staff; 6) national and local economic trends and conditions; 7) changes in credit concentrations; 8) out-of-market exposures; 9) changes in quality of loan review system; and 10) changes in the value of underlying collateral.
Due to the credit concentration of the Company's loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Arizona, Nevada, and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, regulators, as an integral part of their examination processes, periodically review the Bank's allowance for credit losses, and may require the Bank to make adjustments to the allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when the: 1) assets have been isolated from the Company; 2) transferee obtains the right to pledge or exchange the transferred assets; and 3) Company no longer maintains effective control over the transferred assets through an agreement to repurchase the transferred assets before maturity.

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

Years
Bank premises	31
Furniture, fixtures, and equipment	3 - 10
Leasehold improvements (1)	3 - 10

(1)	Depreciation is recorded over the lesser of the relevant 3 to 10 year term or the remaining life of the lease.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2019, 2018, or 2017.

Low income housing and renewable energy tax credits
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company accounts for its low income housing investments using the proportional amortization method. Renewable energy projects are accounted for under the deferral method, whereby the investment tax credits are reflected as an immediate reduction in income taxes payable and the carrying value of the asset in the period that the investment tax credits are claimed. See "Note 14. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion.
The Company evaluates its interests in these entities to determine if it has a variable interest and whether it is required to consolidate these entities. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity. A VIE is broadly defined as an entity where either: 1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or 2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company is required to consolidate any VIE when it is determined to be the primary beneficiary of the VIE's operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company’s assessment of whether it is the primary beneficiary of a VIE includes consideration of various factors such as: 1) the Company's ability to direct the activities that most significantly impact the entity's economic performance; 2) its form of ownership interest; 3) its representation on the entity's governing body; 4) the size and seniority of its investment; and 5) its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. The Company is required to evaluate whether to consolidate a VIE both at inception and on an ongoing basis as changes in circumstances require reconsideration.
The Company’s investments in qualified affordable housing and renewable energy projects meet the definition of a VIE as the entities are structured such that the limited partner investors lack substantive voting rights. The general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Accordingly, as a limited partner, the Company is not the primary beneficiary and is not required consolidate these entities.
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $359.0 million and $358.7 million as of December 31, 2019 and 2018, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
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

Dividends
WAL is a legal entity separate and distinct from its subsidiaries. As a holding company with limited significant assets other than the capital stock of its subsidiaries, WAL's ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from its subsidiaries. The Company's subsidiaries' ability to pay dividends to WAL is subject to, among other things, their individual earnings, financial condition, and need for funds, as well as federal and state governmental policies and regulations applicable to WAL and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. In addition, the terms and conditions of other securities the Company issues may restrict its ability to pay dividends to holders of the Company's common stock. For example, if any required payments on outstanding trust preferred securities are not made, WAL would be prohibited from paying cash dividends on its common stock.
Treasury shares
The Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Treasury shares are carried at cost.
Common stock repurchases
On December 11, 2018, the Company adopted its common stock repurchase program, pursuant to which the Company was authorized to repurchase up to $250.0 million of its shares of common stock through December 31, 2019. All shares repurchased under the plan are retired upon settlement. The Company has elected the method to allocate the excess of the repurchase price over the par value of its common stock between APIC and retained earnings, with the portion allocated to APIC limited to the amount of APIC that was recorded at the time that the shares were initially issued, which is calculated on a last-in, first-out basis. The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to an additional $250.0 million of its outstanding common stock.
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
Fair value is a market-based measure considered from the perspective of a market participant who may purchase the asset or assume the liability, rather than an entity-specific measure. When market assumptions are available, ASC 820 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2019 and 2018. The estimated fair value amounts for December 31, 2019 and 2018 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 16. Fair Value Accounting" of these Notes to Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash, cash equivalents, and restricted cash
The carrying amounts reported on the Consolidated Balance Sheet for cash and due from banks approximate their fair value.
Money market investments
The carrying amounts reported on the Consolidated Balance Sheet for money market investments approximate their fair value.
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
Accrued interest receivable and payable
The carrying amounts reported on the Consolidated Balance Sheet for accrued interest receivable and payable approximate their fair value.
Derivative financial instruments
All derivatives are recognized on the Consolidated Balance Sheets at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
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
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities on the Consolidated Balance Sheets. See "Note 14. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion on income taxes.
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

Recent accounting pronouncements
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has completed its implementation of the new CECL standard, in all material respects, as model findings have been addressed, the Company's internal control CECL framework has been implemented, and accounting policies and governance processes have been finalized.
The following table summarizes the estimated allowance for credit losses related to financial assets and off-balance sheet credit exposures upon adoption of ASC 326:

	January 1, 2020
	Pre-ASC 326 Adoption	Post-ASC 326 Adoption	Impact of ASC 326 Adoption
	(in millions)
Assets:
Allowance for credit losses on HTM securities
Tax-exempt	$—	$3	$3

Allowance for credit losses on loans	$168	$187	$19

Liabilities:
Off-balance sheet credit exposures	$9	$24	$15
As the impact to the Company was not significant, management elected to take the full charge to regulatory capital at the adoption date.
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
In May 2019, the FASB issued guidance within ASU 2019-05, Financial Instruments - Credit Losses, to provide entities with an option to irrevocably elect the fair value option for eligible financial assets measured at amortized cost. The election is to be applied on an instrument-by-instrument basis upon adoption of Topic 326 and is not available for either AFS or HTM debt securities. The amendments in ASU 2019-05 should be applied on a modified-retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the date that an entity adopts the amendments in ASU 2016-13. The Company did not elect this fair value option as part of its adoption of ASU 2016-13 on January 1, 2020.
In November 2019, the FASB issued guidance within ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in ASU 2019-11 clarify or address specific issues about certain aspects of the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments. These issues include measurement and reporting requirements related to: 1) the allowance for credit losses for purchased assets with credit deterioration; 2) prepayment assumptions on existing troubled debt restructurings; 3) extension of disclosure relief for accrued interest receivable balances; and 4) expected credit losses on collateralized financial assets. The adoption of ASU 2019-11 is concurrent with ASU 2016-13 and, adoption of these amendments on January 1, 2020, did not have a significant impact on the Company's Consolidated Financial Statements.
In December 2019, the FASB issued guidance within ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to reduce the cost and complexity of applying ASC 740. The amendments that are applicable to the Company address: 1) franchise and other taxes partially based on income; 2) step-up in basis of goodwill in a business combination; 3) allocation of tax expense in separate entity financial statements; and 4) interim recognition of enactment of tax laws or rate changes. The amendments to Topic 740 are effective for interim and annual reporting periods beginning after December 15, 2020 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.
Recently adopted accounting guidance
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company adopted the amendments to Topic 842 on January 1, 2019 using the modified retrospective approach. The Company elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted. The Company also elected to apply the package of practical expedients permitting entities to forgo reassessment of: 1) expired or existing contracts that may contain leases; 2) lease classification of expired or existing leases; and 3) initial direct costs for any existing leases. The Company established internal controls and implemented lease accounting software to facilitate the preparation of financial information and disclosures related to leases. The most significant impact of the new standard on the Company’s Consolidated Financial Statements was the recognition of a ROU asset and lease liability for operating leases for which the Company is the lessee. The accounting for finance and operating leases for which the Company is the lessor remains substantially unchanged. Upon adoption of this guidance on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $42.5 million and $46.1 million, respectively, on the Consolidated Balance Sheet. No cumulative effect adjustment to retained earnings resulted from adoption of this guidance. The new standard did not have a material impact on the Company’s results of operations or cash flows.
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As of December 31, 2019, the Company does not hold these types of securities; therefore, adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$485,107	$31,303	$(149)	$516,261

Available-for-sale debt securities
CDO	$50	$10,092	$—	$10,142
Commercial MBS issued by GSEs	95,062	366	(1,175)	94,253
Corporate debt securities	105,015	112	(5,166)	99,961
Municipal securities	7,494	279	—	7,773
Private label residential MBS	1,129,985	3,572	(4,330)	1,129,227
Residential MBS issued by GSEs	1,406,594	9,283	(3,817)	1,412,060
Tax-exempt	530,729	24,548	(422)	554,855
Trust preferred securities	32,000	—	(4,960)	27,040
U.S. government sponsored agency securities	10,000	—	—	10,000
U.S. treasury securities	999	—	—	999
Total AFS debt securities	$3,317,928	$48,252	$(19,870)	$3,346,310

Equity securities
CRA investments	$52,805	$—	$(301)	$52,504
Preferred stock	82,514	3,881	(198)	86,197
Total equity securities	$135,319	$3,881	$(499)	$138,701

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$302,905	$3,163	$(7,420)	$298,648

Available-for-sale debt securities
CDO	$50	$15,277	$—	$15,327
Commercial MBS issued by GSEs	106,385	82	(6,361)	100,106
Corporate debt securities	105,029	—	(5,649)	99,380
Private label residential MBS	948,161	945	(24,512)	924,594
Residential MBS issued by GSEs	1,564,181	1,415	(35,472)	1,530,124
Tax-exempt	542,086	4,335	(7,753)	538,668
Trust preferred securities	32,000	—	(3,383)	28,617
U.S. government sponsored agency securities	40,000	—	(1,812)	38,188
U.S. treasury securities	1,996	—	(12)	1,984
Total AFS debt securities	$3,339,888	$22,054	$(84,954)	$3,276,988

Equity securities
CRA investments	$52,210	$—	$(1,068)	$51,142
Preferred stock	65,954	148	(2,183)	63,919
Total equity securities	$118,164	$148	$(3,251)	$115,061

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
At December 31, 2019 and 2018, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of AFS securities in an unrealized loss position at December 31, 2019 is 158, compared to 373 at December 31, 2018. The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the years ended December 31, 2019, 2018, and 2017. The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2019 and 2018. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$149	$24,325	$—	$—	$149	$24,325

Available-for-sale debt securities
Commercial MBS issued by GSEs	$85	$9,035	$1,090	$54,604	$1,175	$63,639
Corporate debt securities	—	—	5,166	94,834	5,166	94,834
Private label residential MBS	1,776	337,285	2,554	258,791	4,330	596,076
Residential MBS issued by GSEs	1,740	385,643	2,077	150,419	3,817	536,062
Tax-exempt	422	67,150	—	—	422	67,150
Trust preferred securities	—	—	4,960	27,040	4,960	27,040
Total AFS securities	$4,023	$799,113	$15,847	$585,688	$19,870	$1,384,801

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$3,868	$91,095	$3,552	$69,991	$7,420	$161,086

Available-for-sale debt securities
Commercial MBS issued by GSEs	$—	$—	$6,361	$98,275	$6,361	$98,275
Corporate debt securities	16	5,013	5,633	94,367	5,649	99,380
Private label residential MBS	5,173	217,982	19,339	537,316	24,512	755,298
Residential MBS issued by GSEs	1,363	141,493	34,109	1,215,490	35,472	1,356,983
Tax-exempt	3,562	209,767	4,191	72,382	7,753	282,149
Trust preferred securities	—	—	3,383	28,617	3,383	28,617
U.S. government sponsored agency securities	—	—	1,812	38,188	1,812	38,188
U.S. treasury securities	—	—	12	1,984	12	1,984
Total AFS securities	$10,114	$574,255	$74,840	$2,086,619	$84,954	$2,660,874

The amortized cost and fair value of securities as of December 31, 2019, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2019
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$7,330	$7,384
After one year through five years	17,414	17,947
After ten years	460,363	490,930
Total HTM securities	$485,107	$516,261

Available-for-sale
Due in one year or less	$999	$999
After one year through five years	14,765	14,971
After five years through ten years	149,236	144,996
After ten years	521,287	549,804
Mortgage-backed securities	2,631,641	2,635,540
Total AFS securities	$3,317,928	$3,346,310

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2019 and 2018:

	December 31, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$485,107	$485,107

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$10,142	$—	$10,142
Commercial MBS issued by GSEs	—	94,253	—	—	—	—	—	94,253
Corporate debt securities	—	—	—	66,530	33,431	—	—	99,961
Municipal securities	—	—	—	—	—	—	7,773	7,773
Private label residential MBS	1,096,909	—	30,675	181	288	1,174	—	1,129,227
Residential MBS issued by GSEs	—	1,412,060	—	—	—	—	—	1,412,060
Tax-exempt	52,610	2,856	327,657	171,732	—	—	—	554,855
Trust preferred securities	—	—	—	—	27,040	—	—	27,040
U.S. government sponsored agency securities	—	10,000	—	—	—	—	—	10,000
U.S. treasury securities	—	999	—	—	—	—	—	999
Total AFS securities (1)	$1,149,519	$1,520,168	$358,332	$238,443	$60,759	$11,316	$7,773	$3,346,310

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$27,129	$52,504
Preferred stock	—	—	—	—	82,851	2,105	1,241	86,197
Total equity securities (1)	$—	$25,375	$—	$—	$82,851	$2,105	$28,370	$138,701

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2018
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$—	$—	$—	$—	$—	$—	$302,905	$302,905

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$15,327	$—	$15,327
Commercial MBS issued by GSEs	—	100,106	—	—	—	—	—	100,106
Corporate debt securities	—	—	—	66,515	32,865	—	—	99,380
Private label residential MBS	887,520	—	34,342	343	947	1,442	—	924,594
Residential MBS issued by GSEs	—	1,530,124	—	—	—	—	—	1,530,124
Tax-exempt	66,160	12,146	306,409	152,330	—	—	1,623	538,668
Trust preferred securities	—	—	—	—	28,617	—	—	28,617
U.S. government sponsored agency securities	—	38,188	—	—	—	—	—	38,188
U.S. treasury securities	—	1,984	—	—	—	—	—	1,984
Total AFS securities (1)	$953,680	$1,682,548	$340,751	$219,188	$62,429	$16,769	$1,623	$3,276,988

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$25,767	$51,142
Preferred stock	—	—	—	—	45,771	3,693	14,455	63,919
Total equity securities (1)	$—	$25,375	$—	$—	$45,771	$3,693	$40,222	$115,061

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

Securities with carrying amounts of approximately $962.5 million and $788.4 million at December 31, 2019 and 2018, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Available-for-sale securities
Gross gains	$3,152	$8,074	$3,204
Gross losses	—	(7,738)	(861)
Net gains (losses) on AFS securities	$3,152	$336	$2,343

Equity securities
Gross gains	$—	$—	$—
Gross losses	—	(7,992)	—
Net gains (losses) on equity securities	$—	$(7,992)	$—

During the year ended December 31, 2019, the Company sold certain AFS securities as part of a portfolio re-balancing initiative. These securities had a carrying value of $147.2 million and a net gain of $3.2 million was recognized on the sale of these securities. During the year ended December 31, 2019, the Company also sold one of its securities classified as HTM. The security had a par value of $10.0 million and no gain or loss was realized upon the sale. The sale of this HTM security was made as a result of significant deterioration in the issuer’s creditworthiness, representative of a change in circumstance contemplated in ASC 320-10-25 that would not call into question the Company’s intent to hold other debt securities to maturity in the future. Accordingly, management concluded that the Company’s remaining HTM securities continue to be appropriately classified as such.
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

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	December 31,
	2019	2018
	(in thousands)
Commercial and industrial	$9,382,043	$7,762,642
Commercial real estate - non-owner occupied	5,245,634	4,213,428
Commercial real estate - owner occupied	2,316,913	2,325,380
Construction and land development	1,952,156	2,134,753
Residential real estate	2,147,664	1,204,355
Consumer	57,083	70,071
Loans, net of deferred loan fees and costs	21,101,493	17,710,629
Allowance for credit losses	(167,797)	(152,717)
Total loans HFI	$20,933,696	$17,557,912

Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. Net deferred loan fees as of December 31, 2019 and 2018 total $47.7 million and $36.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase premiums on secondary market loan purchases total $29.9 million and $2.0 million as of December 31, 2019 and 2018, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $3.8 million and $7.1 million as of December 31, 2019 and 2018, respectively. Credit marks were $6.5 million and $14.6 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company also had $21.8 million of HFS loans. There were no HFS loans as of December 31, 2018.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$9,376,377	$2,501	$637	$2,528	$5,666	$9,382,043
Commercial real estate
Owner occupied	2,316,165	624	—	124	748	2,316,913
Non-owner occupied	5,007,644	4,661	—	11,913	16,574	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,176,908	—	—	—	—	1,176,908
Land	775,248	—	—	—	—	775,248
Residential real estate	2,134,346	7,627	1,721	3,970	13,318	2,147,664
Consumer	57,083	—	—	—	—	57,083
Total loans	$21,065,187	$15,413	$2,358	$18,535	$36,306	$21,101,493

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$7,753,111	$3,187	$416	$5,928	$9,531	$7,762,642
Commercial real estate
Owner occupied	2,320,321	4,441	—	618	5,059	2,325,380
Non-owner occupied	4,051,837	—	—	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,382,664	—	—	—	—	1,382,664
Land	751,613	—	476	—	476	752,089
Residential real estate	1,182,933	9,316	4,010	8,096	21,422	1,204,355
Consumer	69,830	—	—	241	241	70,071
Total loans	$17,673,900	$16,944	$4,902	$14,883	$36,729	$17,710,629

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2019				December 31, 2018
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$19,080	$5,421	$24,501	$—	$7,639	$7,451	$15,090	$—
Commercial real estate
Owner occupied	4,418	124	4,542	—	—	—	—	594
Non-owner occupied	7,265	11,913	19,178	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—
Construction and land development
Construction	2,147	—	2,147	—	—	476	476	—
Land	—	—	—	—	—	—	—	—
Residential real estate	1,231	4,369	5,600	—	552	11,387	11,939	—
Consumer	—	—	—	—	—	241	241	—
Total	$34,141	$21,827	$55,968	$—	$8,191	$19,555	$27,746	$594

The reduction in interest income associated with loans on non-accrual status was approximately $2.2 million, $2.3 million, and $2.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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

The following tables present loans held for investment by risk rating:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$9,265,823	$65,893	$49,878	$449	$—	$9,382,043
Commercial real estate
Owner occupied	2,265,566	9,579	41,768	—	—	2,316,913
Non-owner occupied	4,913,007	64,161	47,050	—	—	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,157,169	17,592	2,147	—	—	1,176,908
Land	773,868	1,380	—	—	—	775,248
Residential real estate	2,141,336	366	5,962	—	—	2,147,664
Consumer	57,073	10	—	—	—	57,083
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$20,785,118	$158,907	$120,897	$265	$—	$21,065,187
Past due 30 - 59 days	8,263	58	7,092	—	—	15,413
Past due 60 - 89 days	1,481	16	861	—	—	2,358
Past due 90 days or more	396	—	17,955	184	—	18,535
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$7,574,506	$61,202	$126,356	$578	$—	$7,762,642
Commercial real estate
Owner occupied	2,255,513	12,860	57,007	—	—	2,325,380
Non-owner occupied	4,030,350	12,982	8,505	—	—	4,051,837
Multi-family	161,591	—	—	—	—	161,591
Construction and land development
Construction	1,378,624	1,210	2,830	—	—	1,382,664
Land	751,012	—	1,077	—	—	752,089
Residential real estate	1,191,571	527	12,257	—	—	1,204,355
Consumer	69,755	75	241	—	—	70,071
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$17,400,616	$87,264	$186,020	$—	$—	$17,673,900
Past due 30 - 59 days	11,255	1,580	4,109	—	—	16,944
Past due 60 - 89 days	719	12	3,767	404	—	4,902
Past due 90 days or more	332	—	14,377	174	—	14,883
Total	$17,412,922	$88,856	$208,273	$578	$—	$17,710,629

The table below reflects the recorded investment in loans classified as impaired:

	December 31,
	2019	2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$20,979	$986
Impaired loans without a specific valuation allowance under ASC 310 (2)	95,324	111,266
Total impaired loans	$116,303	$112,252
Valuation allowance related to impaired loans	$(2,776)	$(681)

(1)	Includes no TDR loans at December 31, 2019 and 2018.

(2)	Includes TDR loans of $38.9 million and $44.5 million at December 31, 2019 and 2018, respectively.
The following table presents impaired loans by class:

	December 31,
	2019	2018
	(in thousands)
Commercial and industrial	$48,984	$63,896
Commercial real estate
Owner occupied	17,736	6,530
Non-owner occupied	35,538	12,407
Multi-family	—	—
Construction and land development
Construction	2,147	—
Land	6,274	9,403
Residential real estate	5,600	19,744
Consumer	24	272
Total	$116,303	$112,252

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are written down to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

The following table presents average investment in impaired loans by loan class:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Commercial and industrial	$45,223	$52,496	$33,519
Commercial real estate
Owner occupied	15,829	7,682	18,692
Non-owner occupied	25,163	15,375	22,000
Multi-family	—	—	—
Construction and land development
Construction	13,315	—	—
Land	7,716	9,547	13,558
Residential real estate	13,882	19,425	16,893
Consumer	159	300	204
Total	$121,287	$104,825	$104,866

The average investment in TDR loans for the years ended December 31, 2019, 2018, and 2017 was $52.9 million, $51.2 million, and $55.5 million, respectively.
The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Commercial and industrial	$1,857	$2,113	$1,077
Commercial real estate
Owner occupied	815	491	677
Non-owner occupied	821	937	1,074
Multi-family	—	—	—
Construction and land development
Construction	715	—	—
Land	474	566	699
Residential real estate	329	381	516
Consumer	1	2	3
Total	$5,012	$4,490	$4,046

The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	December 31,
	2019	2018
	(in thousands)
Non-accrual loans (1)	$55,968	$27,746
Loans past due 90 days or more on accrual status	—	594
Accruing troubled debt restructured loans	28,356	36,458
Total nonperforming loans	84,324	64,798
Other assets acquired through foreclosure, net	13,850	17,924
Total nonperforming assets	$98,174	$82,722

(1)	Includes non-accrual TDR loans of $10.6 million and $8.0 million at December 31, 2019 and 2018, respectively.

Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, at beginning of period	$3,767	$9,324	$15,177
Additions due to acquisition	—	—	—
Reclassifications from non-accretable to accretable yield (1)	—	683	2,086
Accretion to interest income	(570)	(1,018)	(2,797)
Reversal of fair value adjustments upon disposition of loans	(923)	(5,222)	(5,142)
Balance, at end of period	$2,274	$3,767	$9,324

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Year Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2019
Beginning Balance	$22,513	$34,829	$11,276	$83,118	$981	$152,717
Charge-offs	141	139	594	8,120	128	9,122
Recoveries	(91)	(909)	(412)	(4,265)	(25)	(5,702)
Provision	1,431	11,674	2,620	3,039	(264)	18,500
Ending balance	$23,894	$47,273	$13,714	$82,302	$614	$167,797
2018
Beginning Balance	$19,599	$31,648	$5,500	$82,527	$776	$140,050
Charge-offs	1	233	1,038	15,034	114	16,420
Recoveries	(1,433)	(1,237)	(947)	(2,427)	(43)	(6,087)
Provision	1,482	2,177	5,867	13,198	276	23,000
Ending balance	$22,513	$34,829	$11,276	$83,118	$981	$152,717
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	2,269	447	8,186	102	11,004
Recoveries	(1,229)	(2,897)	(1,778)	(3,112)	(84)	(9,100)
Provision	(2,805)	5,347	318	14,268	122	17,250
Ending balance	$19,599	$31,648	$5,500	$82,527	$776	$140,050

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2019;
Recorded Investment
Impaired loans with an allowance recorded	$—	$11,913	$6,919	$—	$2,147	$—	$20,979
Impaired loans with no allowance recorded	17,736	23,625	42,065	5,600	6,274	24	95,324
Total loans individually evaluated for impairment	17,736	35,538	48,984	5,600	8,421	24	116,303
Loans collectively evaluated for impairment	2,296,342	5,159,921	9,333,059	2,142,045	1,943,735	57,059	20,932,161
Loans acquired with deteriorated credit quality	2,835	50,175	—	19	—	—	53,029
Total recorded investment	$2,316,913	$5,245,634	$9,382,043	$2,147,664	$1,952,156	$57,083	$21,101,493
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$11,949	$9,844	$—	$2,262	$—	$24,055
Impaired loans with no allowance recorded	18,681	24,738	43,848	5,708	6,413	52	99,440
Total loans individually evaluated for impairment	18,681	36,687	53,692	5,708	8,675	52	123,495
Loans collectively evaluated for impairment	2,297,168	5,177,477	9,312,100	2,113,893	1,963,116	57,383	20,921,137
Loans acquired with deteriorated credit quality	3,577	60,191	—	72	—	—	63,840
Total unpaid principal balance	$2,319,426	$5,274,355	$9,365,792	$2,119,673	$1,971,791	$57,435	$21,108,472
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$1,219	$1,050	$—	$507	$—	$2,776
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	1,219	1,050	—	507	—	2,776
Loans collectively evaluated for impairment	13,842	32,114	81,252	13,714	23,387	614	164,923
Loans acquired with deteriorated credit quality	—	98	—	—	—	—	98
Total allowance for credit losses	$13,842	$33,431	$82,302	$13,714	$23,894	$614	$167,797

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2018;
Recorded Investment
Impaired loans with an allowance recorded	$—	$—	$623	$363	$—	$—	$986
Impaired loans with no allowance recorded	6,530	12,407	63,273	19,381	9,403	272	111,266
Total loans individually evaluated for impairment	6,530	12,407	63,896	19,744	9,403	272	112,252
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	3,979	79,557	—	19	—	—	83,555
Total recorded investment	$2,325,380	$4,213,428	$7,762,642	$1,204,355	$2,134,753	$70,071	$17,710,629
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$1,482	$363	$—	$—	$1,845
Impaired loans with no allowance recorded	11,852	18,155	103,992	27,979	25,624	10,632	198,234
Total loans individually evaluated for impairment	11,852	18,155	105,474	28,342	25,624	10,632	200,079
Loans collectively evaluated for impairment	2,314,871	4,121,464	7,698,746	1,184,592	2,125,350	69,799	17,514,822
Loans acquired with deteriorated credit quality	5,315	95,680	4,352	72	—	—	105,419
Total unpaid principal balance	$2,332,038	$4,235,299	$7,808,572	$1,213,006	$2,150,974	$80,431	$17,820,320
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$621	$60	$—	$—	$681
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	621	60	—	—	681
Loans collectively evaluated for impairment	14,286	20,456	82,488	11,216	22,513	981	151,940
Loans acquired with deteriorated credit quality	—	87	9	—	—	—	96
Total allowance for credit losses	$14,286	$20,543	$83,118	$11,276	$22,513	$981	$152,717

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
The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Year Ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial and industrial	4	$11,451	$—	$—	$11,451	$—
Commercial real estate
Owner occupied	2	2,026	—	—	2,026	—
Non-owner occupied	2	11,546	—	—	11,546	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	1	17,022	—	—	17,022	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	9	$42,045	$—	$—	$42,045	$—

Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial and industrial	11	$35,132	$—	$—	$35,132	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	294	—	—	294	—
Consumer	—	—	—	—	—	—
Total	12	$35,426	$—	$—	$35,426	$—

	Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial and industrial	11	$3,513	$—	$—	$3,513	$—
Commercial real estate
Owner occupied	—	—	—	—	—	—
Non-owner occupied	3	2,993	—	—	2,993	—
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	122	—	—	122	—
Consumer	—	—	—	—	—	—
Total	15	$6,628	$—	$—	$6,628	$—
The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2019		2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	—	$—	—	$—	1	$87
Commercial real estate
Owner occupied	—	—	—	—	1	135
Non-owner occupied	—	—	—	—	1	308
Multi-family	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	2	1,119
Land	—	—	—	—	—	—
Residential real estate	2	371	—	—	1	48
Consumer	—	—	—	—	—	—
Total	2	$371	—	$—	6	$1,697

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At December 31, 2019 and 2018, commitments outstanding on TDR loans totaled $0.2 million and $1.5 million, respectively.

Loan Purchases and Sales
The Company has a residential mortgage acquisition program, in which it partners with strategic third parties to execute flow and bulk residential loan purchases that meet the Company's goals and underwriting criteria. The following table presents these residential and other secondary market loan purchases and sales by loan portfolio segment:

	Year Ended December 31,
	2019	2018
	(in thousands)
Loan purchases
Commercial and industrial	$1,014,894	$690,122
Commercial real estate - non-owner occupied	49,211	—
Construction and land development	34,490	27,517
Residential real estate	1,434,812	883,179
Total	$2,533,407	$1,600,818

Loan sales
Carrying value	$98,963	$66,477
Gain on sale	690	2,638

4. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2019	2018
	(in thousands)
Bank premises	$91,574	$89,930
Land and improvements	32,954	32,954
Furniture, fixtures, and equipment	53,621	42,729
Leasehold improvements	28,477	25,919
Construction in progress	10,449	6,302
Total	217,075	197,834
Accumulated depreciation and amortization	(91,237)	(78,360)
Premises and equipment, net	$125,838	$119,474

5. LEASES
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
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $42.5 million and $46.1 million, respectively, on the Consolidated Balance Sheet. As of December 31, 2019, the Company's operating lease ROU asset and operating lease liability totaled $72.6 million and $78.1 million, respectively. The increase in the operating lease ROU asset and the operating lease liability from the adoption date is due to execution of multiple office lease extensions and new office lease agreements subsequent to the adoption date. A weighted average discount rate of 3.08% was used in the measurement of the ROU asset and lease liability as of December 31, 2019.
The Company's leases have remaining lease terms of one to 11 years, with a weighted average lease term of 8.4 years at December 31, 2019. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of December 31, 2019.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2019:

(in thousands)
2020	$12,369
2021	10,413
2022	9,224
2023	9,060
2024	9,007
Thereafter	40,072
Total lease payments	$90,145
Less: imputed interest	12,033
Total present value of lease liabilities	$78,112

The Company also has additional operating leases for its corporate headquarters and a branch location that have not yet commenced as of December 31, 2019. The aggregate future commitment related to the additional leases total $3.1 million. These operating leases will commence within the next 12 months and will have lease terms of five and 11 years.
Total operating lease costs of $12.9 million and other lease costs of $4.0 million, which include common area maintenance, parking, and taxes during the year ended December 31, 2019, were included as part of occupancy expense. Short-term lease costs were not material for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, rent expense associated with the Company's operating leases totaled $11.0 million and $10.4 million, respectively.
The below table shows the supplemental cash flow information related to the Company's operating leases for the year ended December 31, 2019:

(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$12,435
Right-of-use assets obtained in exchange for new operating lease liabilities	43,681

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million as of December 31, 2019, which has been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 of each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2019, 2018, and 2017, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.

The following is a summary of the Company's acquired intangible assets:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization
Core deposit intangibles	$14,647	$7,284	$7,363	$14,647	$5,737	$8,910

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in thousands)
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350

As of December 31, 2019, the Company's core deposit intangible assets had a weighted average estimated useful life of 5.5 years. The Company's remaining core deposit intangible assets consist of those acquired in the acquisition of Bridge and are being amortized using an accelerated amortization method over a period of 10 years. Amortization expense recognized on amortizable intangibles totaled $1.5 million, $1.6 million, and $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Below is a summary of future estimated aggregate amortization expense:

December 31, 2019
(in thousands)
2020	$1,494
2021	1,433
2022	1,364
2023	1,289
2024	1,206
Thereafter	577
Total	$7,363

7. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2019	2018
	(in thousands)
Non-interest-bearing demand deposits	$8,537,905	$7,456,141
Interest-bearing transaction accounts	2,760,865	2,555,609
Savings and money market accounts	9,120,747	7,330,709
Time certificates of deposit ($250,000 or more)	1,426,133	1,009,900
Other time deposits	950,843	825,088
Total deposits	$22,796,493	$19,177,447

The summary of the contractual maturities for all time deposits as of December 31, 2019 is as follows:

December 31,
(in thousands)
2020	$2,259,182
2021	105,237
2022	7,953
2023	3,502
2024	1,102
Total	$2,376,976

WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2019 and 2018, the Company had $407.7 million and $322.9 million, respectively, of reciprocal CDARS deposits and $661.8 million and $706.9 million, respectively, of ICS deposits. At December 31, 2019 and 2018, the Company had $1.1 billion and $718.2 million, respectively, of wholesale brokered deposits. In addition, non-interest-bearing deposits for which the Company provides account holders with earnings credits or referral fees totaled $3.1 billion and $2.3 billion at December 31, 2019 and 2018, respectively. The Company incurred $30.5 million and $18.0 million in deposit related costs on these deposits during the years ended December 31, 2019 and 2018, respectively.

8. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Short-Term:
Federal funds purchased	$—	$256,000
FHLB advances	—	235,000
Total short-term borrowings	$—	$491,000

The Company maintains federal fund lines of credit totaling $1.2 billion as of December 31, 2019, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of December 31, 2019, there were no outstanding balances on the Company's lines of credit. As of December 31, 2018, outstanding balances on these federal fund lines of credit totaled $256.0 million.
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At December 31, 2019, the Company had no short-term FHLB overnight advances. At December 31, 2018, short-term FHLB advances of $235.0 million had an interest rate of 2.56%.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which have a weighted average rate of 0.15% and totaled $16.7 million and $22.4 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Company had additional available credit with the FHLB of approximately $4.5 billion and $2.5 billion, respectively, and with the FRB of approximately $1.1 billion and $1.3 billion, respectively.
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $319.2 million and $299.4 million at December 31, 2019 and 2018, respectively.

Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
The Company's junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2019	2018
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(4,812)	(17,812)
Junior subordinated debt, at fair value		$61,685	$48,685
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(4,845)	(5,155)
Junior subordinated debt, at amortized cost		$12,682	$12,372

Total junior subordinated debt		$74,367	$61,057

(1)	The purchase accounting adjustment is being accreted over the remaining life of the trusts, pursuant to accounting guidance.
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
The weighted average interest rate of all junior subordinated debt as of December 31, 2019 was 4.25%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 5.15% at December 31, 2018.
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

10. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 10.5 million in stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2019 were 2.9 million.
Restricted stock awards granted to employees generally vest over a three-year period. Stock grants made to non-employee WAL directors in 2019 became fully vested on July 1, 2019. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the year ended December 31, 2019, the Company recognized $17.4 million in stock-based compensation expense related to these stock grants, compared to $16.6 million in 2018, and $14.3 million in 2017.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the years ended December 31, 2019 and 2018; however, expense is still being recognized for the grants made in 2017 as they also have a three-year vesting period. For the year ended December 31, 2019, the Company recognized $1.9 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $2.5 million in 2018, and $2.3 million in 2017.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,027	$47.53	1,142	$36.96
Granted	516	46.04	425	58.02
Vested	(469)	39.60	(477)	32.31
Forfeited	(114)	50.80	(63)	43.62
Balance, end of period	960	$49.98	1,027	$47.53

The total weighted average grant date fair value of all stock awards, including the performance-based restricted stock awards, granted during the years ended December 31, 2019, 2018, and 2017 was $23.7 million, $24.7 million, and $26.1 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2019, 2018, and 2017 was $21.3 million, $27.4 million, and $29.1 million, respectively.
As of December 31, 2019, there was $23.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.62 years.

Performance Stock Units
The Company grants to members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2019, the Company recognized $6.9 million in stock-based compensation expense related to these performance stock units, compared to $6.4 million and $6.5 million in stock-based compensation expense for such units in 2018 and 2017, respectively.
The three-year performance period for the 2016 grant ended on December 31, 2018, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management members were entitled to the maximum award of 202,776 shares, which was paid out in the first quarter of 2019.
The three-year performance period for the 2017 grant ended on December 31, 2019, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 163,901 shares will become fully vested and distributed to executive management in the first quarter of 2020.
Common Stock Repurchase
On December 12, 2018, the Company announced that it had adopted a common stock repurchase plan, pursuant to which the Company was authorized to repurchase up to $250 million of its shares of common stock through December 31, 2019. During the year ended December 31, 2019, the Company repurchased 2,822,402 shares of its common stock, pursuant to the repurchase plan. The shares were repurchased at a weighted average price of $42.53, for a total payment of $120.1 million. The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to an additional $250.0 million of its outstanding common stock.
Cash Dividend
During the year ended December 31, 2019, the Company's Board of Directors declared two quarterly cash dividends of $0.25 per share of common stock, totaling $51.3 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the year ended December 31, 2019, the Company purchased treasury shares of 210,657 at a weighted average price of $45.80 per share, compared to 223,125 shares at a weighted average price per share of $57.88 in 2018, and 269,865 shares at a weighted average price per share of $51.16 in 2017.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income (loss) before reclassifications	6,334	264	(3,604)	—	2,994
Amounts reclassified from AOCI	(1,444)	—	—	—	(1,444)
Net current-period other comprehensive income (loss)	4,890	264	(3,604)	—	1,550
Balance, December 31, 2017	$(10,026)	$385	$6,352	$144	$(3,145)
Balance, January 1, 2018 (1)	(12,556)	469	7,740	144	(4,203)
Other comprehensive (loss) income before reclassifications	(40,808)	(77)	5,693	—	(35,192)
Amounts reclassified from accumulated other comprehensive income	5,773	—	—	—	5,773
Net current-period other comprehensive (loss) income	(35,035)	(77)	5,693	—	(29,419)
Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)
Other comprehensive income (loss) before reclassifications	71,222	(412)	(9,804)	—	61,006
Amounts reclassified from AOCI	(2,232)	—	—	(144)	(2,376)
Net current-period other comprehensive income (loss)	68,990	(412)	(9,804)	(144)	58,630
Balance, December 31, 2019	$21,399	$(20)	$3,629	$—	$25,008

(1)
As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.

The following table presents reclassifications out of accumulated other comprehensive income:

	Year Ended December 31,
Income Statement Classification	2019	2018	2017
	(in thousands)
Gain (loss) on sales of investment securities, net	$3,152	$(7,656)	$2,343
Income tax (expense) benefit	(776)	1,883	(899)
Net of tax	$2,376	$(5,773)	$1,444

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
Derivatives are recorded at fair value on the Consolidated Balance Sheets, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
As of December 31, 2019, 2018, and 2017, the Company does not have any outstanding cash flow hedges.
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
The Company has also entered into receive fixed/pay variable interest rate swaps, designated as fair value hedges on its fixed rate subordinated debt offerings. As a result, the Company is paying a floating rate of three month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. For the fair value hedge on the Parent's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three- month LIBOR plus 3.25% and is receiving quarterly fixed payments at 6.25% to match the payments on the debt.
Derivatives Not Designated in Hedge Relationships
Management also enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps that are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, and forward window contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into or on behalf of customers. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate swaps are used to manage long-term interest rate risk.

As of December 31, 2019 and 2018, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	December 31, 2019		December 31, 2018
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$578,063	$53,292	$650,428	$23,039
Qualifying debt	(319,197)	401	(299,401)	19,691

(1)	Included in the carrying value of the hedged assets/(liabilities)
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of December 31, 2019, 2018, and 2017. The change in the notional amounts of these derivatives from December 31, 2017 to December 31, 2019 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2019			December 31, 2018			December 31, 2017
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$862,952	$1,778	$55,471	$965,705	$2,162	$44,892	$993,432	$1,703	$53,581
Total	862,952	1,778	55,471	965,705	2,162	44,892	993,432	1,703	53,581
Netting adjustments (1)	—	21	21	—	2,162	2,162	—	896	896
Net derivatives in the balance sheet	$862,952	$1,757	$55,450	$965,705	$—	$42,730	$993,432	$807	$52,685

Derivatives not designated as hedging instruments:
Foreign currency contracts	$6,711	$44	$18	$49,690	$454	$201	$85,335	$1,232	$983
Interest rate swaps	2,932	81	81	2,378	27	27	36,969	776	776
Total	$9,643	$125	$99	$52,068	$481	$228	$122,304	$2,008	$1,759

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $55.5 million at December 31, 2019, $44.9 million at December 31, 2018, and $53.6 million at December 31, 2017.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	December 31,
	2019	2018	2017
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$1,757	$1,411	$893
Collateral posted by this counterparty	1,610	—	—
Derivative liability with this counterparty	—	23,906	40,340
Collateral pledged to this counterparty	—	25,761	60,476
Net exposure after netting adjustments and collateral	$147	$—	$—

Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of December 31, 2019, 2018, and 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $55.5 million, $44.9 million, and $53.6 million, respectively. As of December 31, 2019, the Company was in an over-collateralized net position of $29.2 million after considering $84.7 million of collateral held in the form of cash and securities. As of December 31, 2018 and 2017, the Company was in an over-collateralized position of $7.6 million and $25.0 million, respectively.
13. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Weighted average shares - basic	102,667	104,669	104,179
Dilutive effect of stock awards	466	701	818
Weighted average shares - diluted	103,133	105,370	104,997
Net income	$499,171	$435,788	$325,492
Earnings per share - basic	4.86	4.16	3.12
Earnings per share - diluted	4.84	4.14	3.10

The Company had no anti-dilutive stock options outstanding as of December 31, 2019 and 2018.

14. INCOME TAXES
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current	$110,184	$91,249	$37,854
Deferred	(5,129)	(16,709)	88,471
Total tax provision	$105,055	$74,540	$126,325

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax at statutory rate	$126,888	$107,169	$158,136
Increase (decrease) resulting from:
State income taxes, net of federal benefits	11,004	9,015	9,765
Tax-exempt income	(19,527)	(18,322)	(26,403)
Change in federal rate applied to deferred items	—	—	(10,411)
Federal NOL and other carryback items	—	(15,341)	—
Excise tax	—	(137)	9,689
Investment tax credits	(15,000)	(6,673)	(7,361)
Other, net	1,690	(1,171)	(7,090)
Total tax provision	$105,055	$74,540	$126,325

For the years ended December 31, 2019, 2018, and 2017 the Company's effective tax rate was 17.39%, 14.61%, and 27.96%, respectively. The increase in the effective tax rate from 2018 to 2019 is due primarily to management's decision during the third quarter of 2018 to carryback its 2017 federal NOLs. The decrease in the effective tax rate from 2017 to 2018 is due primarily to the decrease in the federal statutory rate effective in 2018, a reduction in excise taxes, and management's decision to carryback its 2017 federal NOLs. The reduction in excise taxes from 2017 to 2018 resulted from not deferring WAB's 2018 dividend from BW Real Estate as was the case in 2017. The Company's 2017 federal NOLs resulted from the acceleration of deductions into and deferral of revenue from 2017. As the federal income tax rate was higher in the years to which the carryback is applicable, a larger tax benefit results from the decision to carryback the 2017 federal NOLs, rather than carry forward these losses to future taxable years.

The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$44,809	$42,833
Lease liability (1)	20,264	—
Stock-based compensation	7,351	8,718
Net operating loss carryovers	5,619	6,255
Unrealized loss on AFS securities	—	16,047
Other	19,361	20,687
Total gross deferred tax assets	97,404	94,540
Deferred tax asset valuation allowance	—	(2,373)
Total deferred tax assets	97,404	92,167
Deferred tax liabilities:
Right of use asset (1)	(18,823)	—
Unrealized gain on AFS securities	(7,264)	—
Unrealized gain on junior subordinated debt	(1,229)	(5,833)
Deferred loan costs	(10,789)	(9,528)
Insurance premiums	(4,514)	(6,527)
Premises and equipment	(8,372)	(1,201)
Estimated loss reserve	(14,890)	(31,592)
50(d) income	(6,792)	(1,624)
Other	(6,706)	(3,872)
Total deferred tax liabilities	(79,379)	(60,177)
Deferred tax assets, net	$18,025	$31,990

(1)
Upon adoption of ASC 842 on January 1, 2019, a lease liability DTA and a right of use asset DTL were established and totaled $9.7 million and $9.1 million, respectively. While there may be significant changes in the separate DTA and DTL balances of these two items, the aggregate effect of these two changes will generally offset and therefore are not discussed as significant changes to the net deferred balance.

Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Net deferred tax assets decreased $14.0 million to $18.0 million from December 31, 2018. This overall decrease in net deferred tax assets was primarily the result of the increases in the fair market value of AFS securities. In addition, there was a large decrease to the overall estimated loss reserve, which was largely offset by increases to DTLs related to premises and equipment and income associated with tax credits for lease pass-through transactions (50(d) income).
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $18.0 million at December 31, 2019 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
As of December 31, 2019, the Company has no deferred tax valuation allowance. As of December 31, 2018, the Company had a deferred tax valuation allowance of $2.4 million related to net capital loss carryovers.
As of December 31, 2019, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $45.8 million, for which a deferred tax asset of $5.5 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining after application of the Section 382 limitation. The Company also has varying gross amounts of state NOL carryovers, primarily in Arizona. The gross Arizona NOL carryovers totaled approximately $2.2 million. A deferred tax asset of $0.2 million has been recorded to reflect the expected benefit of all state NOL carryovers remaining. If not utilized, a portion of the federal and state NOL carryovers will begin to expire in 2024. As of December 31, 2019, the Company had no federal tax credit carryovers and $1.4 million of state tax credit carryovers. If not utilized, a portion of the state tax credit carryovers will begin to expire in 2023. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL and tax credit carryovers.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2015.
When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the accompanying Consolidated Balance Sheets along with any associated interest and penalties payable to the taxing authorities upon examination.
The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2019	2018
	(in thousands)
Beginning balance	$484	$1,038
Gross increases
Tax positions in prior periods	—	—
Current period tax positions	1,255	—
Gross decreases
Tax positions in prior periods	—	(247)
Settlements	—	(307)
Lapse of statute of limitations	—	—
Ending balance	$1,739	$484

During the year ended December 31, 2019, the Company added a new current year position, which resulted in a tax detriment of $0.8 million, inclusive of interest and penalties.
As of December 31, 2019 and 2018, the total amount of unrecognized tax benefits, net of associated deferred tax benefits, that would impact the effective tax rate, if recognized, is $1.1 million and $0.3 million, respectively. The Company anticipates that $0.1 million of the unrecognized tax benefits will be resolved within the next 12 months.
During the years ended December 31, 2019, 2018, and 2017, the Company recognized no additional amounts for interest and penalties. As of December 31, 2019 and 2018, the Company has accrued total liabilities of $0.1 million for penalties and no amounts for interest.
LIHTC and renewable energy projects
As discussed in "Note 1. Summary of Significant Accounting Policies," the Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions. The limited liability entities are considered to be VIEs; however, as a limited partner, the Company is not the primary beneficiary and is not required to consolidate these entities.
At December 31, 2019, the Company’s exposure to loss as a result of its involvement in these entities was limited to $487.3 million, which reflects the Company’s recorded investment in these projects, net of certain unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities. During the years ended December 31, 2019, 2018, and 2017, the Company did not provide financial or other support to these entities that was not contractually required.
Investments in LIHTC and renewable energy total $409.4 million and $369.6 million as of December 31, 2019 and 2018, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheet and total $191.0 million and $196.3 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018, and 2017, $41.5 million, $35.9 million, and $25.4 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2019	2018
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $895,175 at December 31, 2019 and $770,114 at December 31, 2018	$8,348,421	$7,556,741
Credit card commitments and financial guarantees	302,909	237,312
Letters of credit, including unsecured letters of credit of $5,850 at December 31, 2019 and $21,879 at December 31, 2018	175,778	390,161
Total	$8,827,108	$8,184,214

The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2019:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$8,348,421	$2,873,303	$3,170,848	$1,299,506	$1,004,764
Credit card commitments and financial guarantees	302,909	302,909	—	—	—
Letters of credit	175,778	156,375	18,786	617	—
Total	$8,827,108	$3,332,587	$3,189,634	$1,300,123	$1,004,764

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $9.0 million and $8.2 million as of December 31, 2019 and 2018, respectively. Changes to this liability are adjusted through other expense in the Consolidated Income Statements.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2019 and 2018, CRE related loans accounted for approximately 45% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 31% and 36% of these CRE loans, excluding construction and land loans, were owner occupied as of December 31, 2019 and 2018, respectively.
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
For the years ended December 31, 2019, 2018, and 2017, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Unrealized gains/(losses)	$(13,001)	$7,550	$(5,824)
Changes included in OCI, net of tax	(9,804)	5,693	(3,604)

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
Independent pricing service: The Company's independent pricing service provides pricing information on the majority of the Company's Level 1 and 2 AFS securities. For a small subset of securities, other pricing sources are used, including observed prices on publicly-traded securities and dealer quotes. Management independently evaluates the fair value measurements received from the Company's third-party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management selects a sample of investment securities and compares the values provided by its primary third-party pricing service to the market values obtained from secondary sources, including other pricing services and safekeeping statements, and evaluates those with notable variances. In instances where there are discrepancies in pricing from various sources and management expectations, management may manually price securities using currently observed market data to determine whether they can develop similar prices or may utilize bid information from broker dealers. Any remaining discrepancies between management's review and the prices provided by the vendor are discussed with the vendor and/or the Company's other valuation advisors.
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
	(in thousands)
December 31, 2019
Assets:
Available-for-sale debt securities
CDO	$—	$10,142	$—	$10,142
Commercial MBS issued by GSEs	—	94,253	—	94,253
Corporate debt securities	5,127	94,834	—	99,961
Municipal securities	—	7,773	—	7,773
Private label residential MBS	—	1,129,227	—	1,129,227
Residential MBS issued by GSEs	—	1,412,060	—	1,412,060
Tax-exempt	—	554,855	—	554,855
Trust preferred securities	27,040	—	—	27,040
U.S. government sponsored agency securities	—	10,000	—	10,000
U.S. treasury securities	—	999	—	999
Total AFS debt securities	$32,167	$3,314,143	$—	$3,346,310
Equity securities
CRA investments	$52,504	$—	$—	$52,504
Preferred stock	86,197	—	—	86,197
Total equity securities	$138,701	$—	$—	$138,701
Loans - HFS	$—	$21,803	$—	$21,803
Derivative assets (1)	—	1,903	—	1,903
Liabilities:
Junior subordinated debt (2)	$—	$—	$61,685	$61,685
Derivative liabilities (1)	—	55,570	—	55,570

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $53,292 and the net carrying value of subordinated debt is decreased by $401 as of December 31, 2019 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

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

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $23,039 and the net carrying value of subordinated debt is decreased by $19,691 as of December 31, 2018, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the years ended December 31, 2019, 2018, and 2017, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$(48,684)	$(56,234)	$(50,410)
Change in fair value (1)	(13,001)	7,550	(5,824)
Ending balance	$(61,685)	$(48,684)	$(56,234)

(1)
Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(9.8) million, $5.7 million, and $(3.6) million for the years ended December 31, 2019, 2018, and 2017, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$61,685	Discounted cash flow	Implied credit rating of the Company	5.09%

	December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$48,684	Discounted cash flow	Implied credit rating of the Company	7.82%
The significant unobservable input used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2019 and 2018 was the implied credit risk for the Company, calculated as the difference between the 15-year 'BB' rated financial index over the corresponding swap index.
As of December 31, 2019, the Company estimates the discount rate at 5.09%, which represents an implied credit spread of 3.18% plus three-month LIBOR (1.91%). As of December 31, 2018, the Company estimated the discount rate at 7.82%, which was a 5.01% credit spread plus three-month LIBOR (2.81%).
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2019
Impaired loans with specific valuation allowance	$18,203	$—	$—	$18,203
Impaired loans without specific valuation allowance (1)	92,069	—	—	92,069
Other assets acquired through foreclosure	13,850	—	—	13,850
As of December 31, 2018
Impaired loans with specific valuation allowance	$305	$—	$—	$305
Impaired loans without specific valuation allowance (1)	91,821	—	—	91,821
Other assets acquired through foreclosure	17,924	—	—	17,924

(1)	Net of loan balances with charge-offs of $3.3 million and $19.4 million as of December 31, 2019 and 2018, respectively.
For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$110,272	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	13,850	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2018	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$92,126	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	17,924	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $110.3 million and $92.1 million at December 31, 2019 and 2018, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $21.0 million and $1.0 million at December 31, 2019 and 2018, respectively, which was reduced by a specific valuation allowance of $2.8 million and $0.7 million, respectively.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. These assets are initially reported at the fair value determined by independent appraisals using appraised value less estimated cost to sell. Such properties are generally re-appraised every 12 months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense.
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $13.9 million and $17.9 million of such assets at December 31, 2019 and 2018, respectively.
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
For the years ended December 31, 2019, 2018, and 2017, the Company determined that there were no securities that experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of December 31, 2019 and 2018.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$485,107	$—	$516,261	$—	$516,261
AFS	3,346,310	32,167	3,314,143	—	3,346,310
Equity securities	138,701	138,701	—	—	138,701
Derivative assets	1,903	—	1,903	—	1,903
Loans, net	20,955,499	—	—	21,256,462	21,256,462
Accrued interest receivable	108,694	—	108,694	—	108,694
Financial liabilities:
Deposits	$22,796,493	$—	$22,813,265	$—	$22,813,265
Customer repurchase agreements	16,675	—	16,675	—	16,675
Qualifying debt	393,563	—	332,635	74,155	406,790
Derivative liabilities	55,570	—	55,570	—	55,570
Accrued interest payable	24,661	—	24,661	—	24,661

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$302,905	$—	$298,648	$—	$298,648
AFS	3,276,988	—	3,276,988	—	3,276,988
Equity securities	115,061	115,061	—	—	115,061
Derivative assets	2,643	—	2,643	—	2,643
Loans, net	17,557,912	—	16,857,852	92,126	16,949,978
Accrued interest receivable	101,275	—	101,275	—	101,275
Financial liabilities:
Deposits	$19,177,447	$—	$19,188,216	$—	$19,188,216
Customer repurchase agreements	22,411	—	22,411	—	22,411
Other borrowings	491,000	—	491,000	—	491,000
Qualifying debt	360,458	—	323,572	57,924	381,496
Derivative liabilities	45,120	—	45,120	—	45,120
Accrued interest payable	20,463	—	20,463	—	20,463

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2019 and 2018 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at December 31, 2019 and 2018.
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
As of December 31, 2019 and 2018, the Company and the Bank's capital ratios exceeded the well-capitalized thresholds, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2019
WAL	$3,257,874	$2,775,390	$25,390,142	$26,110,275	12.8%	10.9%	10.6%	10.6%
WAB	3,030,301	2,703,549	25,452,261	26,134,431	11.9	10.6	10.3	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2018
WAL	$2,897,356	$2,431,320	$21,983,976	$22,204,799	13.2%	11.1%	10.9%	10.7%
WAB	2,628,650	2,317,745	22,040,765	22,209,700	11.9	10.5	10.4	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

18. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $19,000 for those under 50 years of age and up to a maximum of $25,000 for those over 50 years of age in 2019) of their annual compensation. The Company may elect to match a discretionary amount each year, which is 75% of the first 6% of the participant’s compensation deferred into the plan. The Company’s contributions to this plan total $6.2 million, $5.6 million, and $3.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was $0.1 million for the years ended December 31, 2019, 2018, and 2017.
In connection with the Bridge acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The Company uses a December 31 measurement date for this plan.
The following table reflects the accumulated benefit obligation and funded status of the SERP:

	December 31,
	2019	2018
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of period	$9,991	$8,891
Service cost	632	614
Interest cost	569	512
Actuarial losses/(gains)	834	41
Expected benefits paid	(270)	(67)
Projected benefit obligation at end of year	$11,756	$9,991
Unfunded projected/accumulated benefit obligation	(11,756)	(9,991)
Additional liability	$—	$—

Weighted average assumptions to determine benefit obligation
Discount rate	5.25%	5.75%
Rate of compensation increase	3.00%	3.00%

The components of net periodic benefit cost recognized for the year ended December 31, 2019 and 2018 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2020 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Components of net periodic benefit cost
Service cost	$511	$632	$614
Interest cost	612	569	512
Amortization of prior service cost	19	64	103
Amortization of actuarial (gains)/losses	(35)	(159)	(164)
Net periodic benefit cost	$1,107	$1,106	$1,065

Other comprehensive income (cost)	$(16)	$(95)	$(61)

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
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance, beginning	$4,580	$5,918
New loans	—	—
Advances	323	—
Repayments and other	(1,091)	(1,338)
Balance, ending	$3,812	$4,580

None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2019 or 2018. The interest income associated with these loans was approximately $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Loan commitments outstanding with related parties totaled approximately $10.6 million and $30.7 million at December 31, 2019 and 2018, respectively.
The Company also accepts deposits from related parties, which totaled $100.1 million and $87.9 million at December 31, 2019 and 2018, respectively, with related interest expense totaling approximately $0.3 million during the year ended December 31, 2019, and $0.2 million during each of the years ended December 31, 2018 and 2017.
Donations, sponsorships, and other payments to related parties totaled less than $1.0 million during the years ended December 31, 2019 and 2017 and totaled $8.1 million during the year ended December 31, 2018. Total related party payments of $8.1 million for the year ended December 31, 2018 include a donation to the Company's charitable foundation of $7.6 million, which consisted of a non-cash donation of OREO property of $6.9 million and a cash donation of $0.7 million.
During the year ended December 31, 2018, the Company sold an OREO property to a related party with a carrying value $0.9 million and recognized a loss of $0.2 million on the sale.

20. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2019	2018
	(in thousands)
ASSETS:
Cash and cash equivalents	$75,885	$115,721
Money market investments	—	7
Investment securities - AFS	12,767	16,454
Investment securities - equity	47,123	49,824
Investment in bank subsidiaries	3,063,470	2,568,027
Investment in non-bank subsidiaries	52,337	80,019
Other assets	22,488	27,200
Total assets	$3,274,070	$2,857,252
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$242,000	$211,376
Accrued interest and other liabilities	15,322	32,142
Total liabilities	257,322	243,518
Total stockholders’ equity	3,016,748	2,613,734
Total liabilities and stockholders’ equity	$3,274,070	$2,857,252
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income:
Dividends from subsidiaries	$134,000	$152,116	$97,264
Interest income	2,818	2,905	2,547
Non-interest income	5,112	761	2,470
Total income	141,930	155,782	102,281
Expense:
Interest expense	14,554	13,949	11,459
Non-interest expense	19,543	19,025	16,293
Total expense	34,097	32,974	27,752
Income before income taxes and equity in undistributed earnings of subsidiaries	107,833	122,808	74,529
Income tax benefit	5,628	10,436	5,229
Income before equity in undistributed earnings of subsidiaries	113,461	133,244	79,758
Equity in undistributed earnings of subsidiaries	385,710	302,544	245,734
Net income	$499,171	$435,788	$325,492

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$499,171	$435,788	$325,492
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(385,710)	(302,544)	(245,734)
Other operating activities, net	9,885	(5,889)	16,921
Net cash provided by operating activities	123,346	127,355	96,679
Cash flows from investing activities:
Purchases of securities	(10,841)	(44,409)	(11,765)
Principal pay downs, calls, maturities, and sales proceeds of securities	19,032	11,362	23,196
Capital contributions to subsidiaries	—	—	(50,000)
Other investing activities, net	7	(7)	—
Net cash provided by (used in) investing activities	8,198	(33,054)	(38,569)
Cash flows from financing activities:
Share repurchases	(120,131)	(35,688)	—
Other financing activities, net	80	554	(12,965)
Dividends paid on common stock	(51,329)	—	—
Net cash used in financing activities	(171,380)	(35,134)	(12,965)
Net (decrease) increase in cash and cash equivalents	(39,836)	59,167	45,145
Cash and cash equivalents at beginning of year	115,721	56,554	11,409
Cash and cash equivalents at end of year	$75,885	$115,721	$56,554

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

The following is a summary of operating segment balance sheet information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2019:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,471.2	$1.8	$9.0	$2.3	$2.2
Loans, net of deferred loan fees and costs	21,123.3	3,847.9	2,252.5	2,253.9	1,311.2
Less: allowance for credit losses	(167.8)	(31.6)	(18.0)	(18.3)	(9.7)
Total loans	20,955.5	3,816.3	2,234.5	2,235.6	1,301.5
Other assets acquired through foreclosure, net	13.9	—	13.0	0.9	—
Goodwill and other intangible assets, net	297.6	—	23.2	—	154.6
Other assets	1,083.7	48.6	59.4	15.0	19.8
Total assets	$26,821.9	$3,866.7	$2,339.1	$2,253.8	$1,478.1
Liabilities:
Deposits	$22,796.5	$5,384.7	$4,350.1	$2,585.3	$2,373.6
Borrowings and qualifying debt	393.6	—	—	—	—
Other liabilities	615.1	17.8	11.9	1.2	15.9
Total liabilities	23,805.2	5,402.5	4,362.0	2,586.5	2,389.5
Allocated equity:	3,016.7	453.6	301.0	253.3	312.5
Total liabilities and stockholders' equity	$26,821.9	$5,856.1	$4,663.0	$2,839.8	$2,702.0
Excess funds provided (used)	—	1,989.4	2,323.9	586.0	1,223.9

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$10.1	$4,445.8
Loans, net of deferred loan fees and costs	237.2	1,635.6	1,552.0	1,930.8	6,098.7	3.5
Less: allowance for credit losses	(2.0)	(13.7)	(12.6)	(12.6)	(49.3)	—
Total loans	235.2	1,621.9	1,539.4	1,918.2	6,049.4	3.5
Other assets acquired through foreclosure, net	—	—	—	—	—	—
Goodwill and other intangible assets, net	—	—	119.7	0.1	—	—
Other assets	1.2	18.3	7.3	8.8	64.3	841.0
Total assets	$236.4	$1,640.2	$1,666.4	$1,927.1	$6,123.8	$5,290.3
Liabilities:
Deposits	$3,210.1	$0.1	$3,771.5	$—	$36.9	$1,084.2
Borrowings and qualifying debt	—	—	—	—	—	393.6
Other liabilities	1.8	52.9	0.1	—	2.8	510.7
Total liabilities	3,211.9	53.0	3,771.6	—	39.7	1,988.5
Allocated equity:	84.5	131.6	317.5	158.5	494.3	509.9
Total liabilities and stockholders' equity	$3,296.4	$184.6	$4,089.1	$158.5	$534.0	$2,498.4
Excess funds provided (used)	3,060.0	(1,455.6)	2,422.7	(1,768.6)	(5,589.8)	(2,791.9)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2018:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,259.7	$2.5	$10.9	$2.5	$3.0
Loans, net of deferred loan fees and costs	17,710.6	3,647.9	2,003.5	2,161.1	1,300.2
Less: allowance for credit losses	(152.7)	(30.7)	(18.7)	(19.8)	(10.7)
Total loans	17,557.9	3,617.2	1,984.8	2,141.3	1,289.5
Other assets acquired through foreclosure, net	17.9	0.8	13.9	—	—
Goodwill and other intangible assets, net	299.2	—	23.2	—	155.5
Other assets	974.8	46.9	57.8	14.2	23.9
Total assets	$23,109.5	$3,667.4	$2,090.6	$2,158.0	$1,471.9
Liabilities:
Deposits	$19,177.4	$5,090.2	$3,996.4	$2,347.5	$1,839.1
Borrowings and qualifying debt	851.5	—	—	—	—
Other liabilities	466.9	10.4	14.5	4.5	12.2
Total liabilities	20,495.8	5,100.6	4,010.9	2,352.0	1,851.3
Allocated equity:	2,613.7	441.0	277.4	242.9	304.1
Total liabilities and stockholders' equity	$23,109.5	$5,541.6	$4,288.3	$2,594.9	$2,155.4
Excess funds provided (used)	—	1,874.2	2,197.7	436.9	683.5

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,240.8
Loans, net of deferred loan fees and costs	210.0	1,547.5	1,200.9	1,479.9	4,154.9	4.7
Less: allowance for credit losses	(1.9)	(14.2)	(10.0)	(8.5)	(38.2)	—
Total loans	208.1	1,533.3	1,190.9	1,471.4	4,116.7	4.7
Other assets acquired through foreclosure, net	—	—	—	—	—	3.2
Goodwill and other intangible assets, net	—	—	120.4	0.1	—	—
Other assets	0.9	20.1	6.3	7.2	37.1	760.4
Total assets	$209.0	$1,553.4	$1,317.6	$1,478.7	$4,153.8	$5,009.1
Liabilities:
Deposits	$2,607.2	$—	$2,559.0	$—	$—	$738.0
Borrowings and qualifying debt	—	—	—	—	—	851.5
Other liabilities	2.1	25.2	0.1	0.4	49.6	347.9
Total liabilities	2,609.3	25.2	2,559.1	0.4	49.6	1,937.4
Allocated equity:	70.7	123.9	268.7	122.3	340.0	422.7
Total liabilities and stockholders' equity	$2,680.0	$149.1	$2,827.8	$122.7	$389.6	$2,360.1
Excess funds provided (used)	2,471.0	(1,404.3)	1,510.2	(1,356.0)	(3,764.2)	(2,649.0)

The following is a summary of operating segment income statement information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2019:	(in thousands)
Net interest income	$1,040,412	$249,083	$161,801	$131,053	$95,697
Provision for (recovery of) credit losses	18,500	3,181	545	1,243	(500)
Net interest income after provision for credit losses	1,021,912	245,902	161,256	129,810	96,197
Non-interest income	65,095	7,169	12,021	4,149	8,591
Non-interest expense	(482,781)	(96,578)	(62,276)	(60,310)	(51,709)
Income (loss) before income taxes	604,226	156,493	111,001	73,649	53,079
Income tax expense (benefit)	105,055	39,124	23,310	20,621	14,862
Net income	$499,171	$117,369	$87,691	$53,028	$38,217

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income	$86,594	$13,342	$130,299	$52,905	$125,467	$(5,829)
Provision for (recovery of) credit losses	60	57	2,844	3,790	7,280	—
Net interest income after provision for credit losses	86,534	13,285	127,455	49,115	118,187	(5,829)
Non-interest income	367	—	14,267	—	5,269	13,262
Non-interest expense	(37,078)	(7,617)	(47,974)	(9,180)	(44,561)	(65,498)
Income (loss) before income taxes	49,823	5,668	93,748	39,935	78,895	(58,065)
Income tax expense (benefit)	11,459	1,304	21,562	9,185	18,146	(54,518)
Net income	$38,364	$4,364	$72,186	$30,750	$60,749	$(3,547)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2018:	(in thousands)
Net interest income	$915,879	$224,754	$148,085	$115,561	$92,583
Provision for (recovery of) credit losses	23,000	2,235	(2,447)	2,292	1,809
Net interest income (expense) after provision for credit losses	892,879	222,519	150,532	113,269	90,774
Non-interest income	43,116	7,689	11,326	3,800	9,932
Non-interest expense	(425,667)	(91,161)	(62,536)	(57,735)	(52,574)
Income (loss) before income taxes	510,328	139,047	99,322	59,334	48,132
Income tax expense (benefit)	74,540	34,824	20,951	16,709	13,565
Net income	$435,788	$104,223	$78,371	$42,625	$34,567

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income	$67,154	$15,149	$105,029	$55,332	$80,073	$12,159
Provision for (recovery of) credit losses	281	(1,101)	5,657	3,275	11,046	(47)
Net interest income (expense) after provision for credit losses	66,873	16,250	99,372	52,057	69,027	12,206
Non-interest income	614	158	14,121	13	2,076	(6,613)
Non-interest expense	(32,390)	(8,120)	(41,159)	(9,603)	(26,822)	(43,567)
Income (loss) before income taxes	35,097	8,288	72,334	42,467	44,281	(37,974)
Income tax expense (benefit)	8,072	1,905	16,637	9,768	10,184	(58,075)
Net income	$27,025	$6,383	$55,697	$32,699	$34,097	$20,101

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2017:	(in thousands)
Net interest income (expense)	$784,664	$198,622	$145,001	$109,177	$85,360
Provision for (recovery of) credit losses	17,250	1,153	(4,724)	100	4,575
Net interest income (expense) after provision for credit losses	767,414	197,469	149,725	109,077	80,785
Non-interest income	45,344	4,757	9,135	3,396	10,000
Non-interest expense	(360,941)	(76,118)	(61,066)	(51,808)	(48,387)
Income (loss) before income taxes	451,817	126,108	97,794	60,665	42,398
Income tax expense (benefit)	126,325	49,317	34,133	25,529	17,591
Net income	$325,492	$76,791	$63,661	$35,136	$24,807

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$54,102	$28,485	$82,473	$56,961	$65,908	$(41,425)
Provision for (recovery of) credit losses	341	593	2,821	4,493	9,729	(1,831)
Net interest income (expense) after provision for credit losses	53,761	27,892	79,652	52,468	56,179	(39,594)
Non-interest income	558	—	8,422	52	1,772	7,252
Non-interest expense	(28,289)	(8,522)	(36,726)	(10,166)	(20,550)	(19,309)
Income (loss) before income taxes	26,030	19,370	51,348	42,354	37,401	(51,651)
Income tax expense (benefit)	9,676	6,317	19,255	15,883	14,000	(65,376)
Net income	$16,354	$13,053	$32,093	$26,471	$23,401	$13,725

22. REVENUE FROM CONTRACTS WITH CUSTOMERS
ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company’s revenue streams including interest income, credit and debit card fees, income from equity investments, including warrants and SBIC equity income, income from bank owned life insurance, foreign currency income, lending related income, and gains and losses on sales of investment securities are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, and success fees are within the scope of ASC 606.
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona		Nevada		Southern California	Northern California
Year Ended December 31, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$23,353	$4,781	—	$8,131	—	$3,012	$3,885
Debit and credit card interchange (1)	5,839	1,151	—	1,212	—	583	2,859
Success fees (2)	1,580	—	—	—	—	—	—
Other income	288	15	—	14	—	5	65
Total revenue from contracts with customers	$31,060	$5,947		$9,357		$3,600	$6,809
Revenues outside the scope of ASC 606 (3)	34,035	1,222		2,664		549	1,782
Total non-interest income	$65,095	$7,169		$12,021		$4,149	$8,591

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Year Ended December 31, 2019	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$329	$—	$3,211	$—	$4	$—
Debit and credit card interchange (1)	34	—	—	—	—	—
Success fees (2)	—	—	1,580	—	—	—
Other income	3	—	4	—	171	11
Total revenue from contracts with customers	$366	$—	$4,795	$—	$175	$11
Revenues outside the scope of ASC 606 (3)	1	—	9,472	—	5,094	13,251
Total non-interest income	$367	$—	$14,267	$—	$5,269	$13,262

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$22,295	$3,902	$8,151	$2,666	$3,795
Debit and credit card interchange (1)	6,801	1,132	1,379	650	3,616
Success fees (2)	3,335	—	—	—	96
Other income	626	181	194	59	161
Total revenue from contracts with customers	$33,057	$5,215	$9,724	$3,375	$7,668
Revenues outside the scope of ASC 606 (3)	10,059	2,474	1,602	425	2,264
Total non-interest income	$43,116	$7,689	$11,326	$3,800	$9,932

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Year Ended December 31, 2018	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$585	$—	$3,201	$—	$—	$(5)
Debit and credit card interchange (1)	24	—	—	—	—	—
Success fees (2)	—	—	3,239	—	—	—
Other income	4	—	—	—	1	26
Total revenue from contracts with customers	$613	$—	$6,440	$—	$1	$21
Revenues outside the scope of ASC 606 (3)	1	158	7,681	13	2,075	(6,634)
Total non-interest income	$614	$158	$14,121	$13	$2,076	$(6,613)

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of December 31, 2019. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Success Fees
Success fees are one-time fees detailed as part of certain loan agreements and are earned immediately upon occurrence of a triggering event. Examples of triggering events include a borrower obtaining its next round of funding, an acquisition, or completion of a public offering. Success fees are variable consideration as the transaction price can vary and is contingent on the occurrence or non-occurrence of a future event. As the consideration is highly susceptible to factors outside of the Company’s influence and uncertainty about the amount of consideration is not expected to be resolved for an extended period of time, the variable consideration is constrained and is not recognized until the achievement of the triggering event.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, and therefore does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.6 million and $1.4 million as of December 31, 2019 and December 31, 2018, respectively, and are presented in Other Assets on the Consolidated Balance Sheets.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$315,420	$315,608	$302,848	$291,168
Interest expense	43,447	49,186	48,167	43,832
Net interest income	271,973	266,422	254,681	247,336
Provision for credit losses	4,000	4,000	7,000	3,500
Net interest income after provision for credit losses	267,973	262,422	247,681	243,836
Non-interest income	16,027	19,441	14,218	15,410
Non-interest expense	(129,699)	(125,955)	(114,213)	(112,914)
Income before provision for income taxes	154,301	155,908	147,686	146,332
Income tax expense	26,236	28,533	24,750	25,536
Net income	$128,065	$127,375	$122,936	$120,796
Earnings per share:
Basic	$1.26	$1.25	$1.19	$1.16
Diluted	$1.25	$1.24	$1.19	$1.16

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$281,968	$265,216	$251,602	$234,697
Interest expense	38,455	31,178	27,494	20,477
Net interest income	243,513	234,038	224,108	214,220
Provision for credit losses	6,000	6,000	5,000	6,000
Net interest income after provision for credit losses	237,513	228,038	219,108	208,220
Non-interest income	13,611	4,418	13,444	11,643
Non-interest expense	(111,129)	(113,841)	(102,548)	(98,149)
Income before provision for income taxes	139,995	118,615	130,004	121,714
Income tax expense	20,909	7,492	25,325	20,814
Net income	$119,086	$111,123	$104,679	$100,900
Earnings per share:
Basic	$1.14	$1.06	$1.00	$0.97
Diluted	$1.13	$1.05	$0.99	$0.96

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Western Alliance Bancorporation
Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 of the Company and our report, dated March 2, 2020, expressed an unqualified opinion.
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

/s/ RSM US LLP
Phoenix, Arizona
March 2, 2020

Item 9B.	Other Information
On February 25, 2020, the BOD of WAL approved the Western Alliance Bancorporation Severance and Change in Control Plan, as amended and restated effective February 25, 2020 (the “Plan”). The Plan amends and restates and replaces in its entirety the prior Western Alliance Bancorporation Change in Control Severance Plan, originally effective September 19, 2012.
Under the Plan, certain executives, including WAL’s named executive officers, who are designated by the BOD and who enter into individual participation agreements (“Executives”) are eligible to participate in the Plan and to receive severance and certain other payments under the circumstances set forth in the Plan.
The Plan generally provides that severance benefits will be paid upon (i) the termination of an Executive’s employment for unsatisfactory work performance (“Poor Performance”) that does not provide grounds for termination with Cause (as defined in the Plan), (ii) the termination of an Executive’s employment without Cause (other than a termination for Poor Performance), (iii) a retirement at or after age sixty with at least ten years of continuous service (a “Qualified Retirement”), and (iv) the termination of an Executive’s employment without Cause (other than a termination for Poor Performance) or by the Executive for Good Reason (as defined in the Plan), in either case within the twenty-four month period following a Change in Control (as defined in the Plan) (a “Change in Control Termination”).
Under the Plan, in the event of a qualifying termination of employment in any of the circumstances described above, and contingent upon the Executive’s execution of a binding release agreement and waiver of claims, the Executive will be entitled to receive accrued benefits, payable in accordance with WAL’s normal payroll practice, and the severance and other payments set forth in the Plan. Following a termination for Poor Performance, the Executive will receive a lump sum cash payment in an amount equal to nine months of the Executive’s annual base salary for the year in which the termination occurs. Following a termination without Cause (other than a termination for Poor Performance), the Executive will receive (i) a lump sum cash payment in an amount equal to one-and-a-half times the Executive’s annual base salary for the year in which the termination occurs, plus (ii) a lump sum cash payment in an amount equal to WAL’s portion of premiums paid for continuation coverage for up to twenty-four months following termination of employment pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (the “COBRA Premium Payment”). Following a Qualified Retirement, the Executive will be entitled to receive a lump sum cash payment of a pro rata amount of the Executive’s annual bonus for the year in which the Qualified Retirement occurs, based on WAL’s actual projected performance at the time of the Qualified Retirement.
Following a Change in Control Termination, the Executive will receive (i) a lump sum cash payment in an amount equal to the sum of (a) two times the Executive’s annual base salary (using the greater of the base salary for the year in which the Change in Control occurs or the year in which the termination occurs), and (b) two times the Executive’s target annual bonus (using the greater of the annual bonus for the year in which the Change in Control occurs or the year in which the termination occurs), plus (ii) a lump sum cash payment in an amount equal to the COBRA Premium Payment. In addition, upon a Change in Control, each Executive will receive any unpaid annual bonus that was earned by the Executive in the year prior to the year in which the Change in Control occurs, regardless of whether the Executive’s employment is terminated.
In order to be eligible to receive benefits under the Plan, each Executive must comply with the confidentiality, non-solicitation and non-disparagement covenants set forth in the Plan. In addition, an Executive whose employment terminates due to a Qualified Retirement or a Change in Control Termination must also comply with the non-competition covenants set forth in the Plan. If any amount or benefits to be paid or provided to an Executive under the Plan or any other arrangement would trigger the excise tax imposed on “excess parachute payments,” the Executive’s payments and benefits will be reduced to the one dollar less than the amount that would cause the payments and benefits to be subject to the excise tax, unless the Executive would be better off (on an after-tax basis) receiving all payments and benefits and paying all applicable excise and income taxes.
The foregoing description is a summary of the material terms of the Plan and related participation agreements. This summary does not purport to be complete and is qualified in its entirety by reference to the full and complete terms of the Plan and form of participation agreement, copies of which are filed as Exhibit 10.8 and Exhibit 10.13, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on June 11, 2020.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on June 11, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on June 11, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on June 11, 2020.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on June 11, 2020.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following financial statements are incorporated by reference from Item 8 hereto:

(2)	Financial Statement Schedules
Not applicable.

EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 10-K filed with the SEC on March 1, 2019).

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

4.1*	Description of Securities of the Registrant, effective as of December 31, 2019.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.3
Senior Debt Indenture, dated August 25, 2010, between Western Alliance and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.4	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.5	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.6	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

4.7
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

4.9	Form of Global Debenture dated June 16, 2016 (incorporated by reference to Exhibit 4.3 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

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

10.7	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8*	Western Alliance Severance and Change in Control Plan. ±

10.9
Form of Indemnification Agreement, by and between Western Alliance and each of Western Alliance's directors and executive officers (incorporated by reference to Exhibit 10.10 of Western Alliance's Form 10-K/A filed with the SEC on March 1, 2017). ±

10.10
Offer Letter, dated May 1, 2017, by and between Kenneth A. Vecchione and Western Alliance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2017). ±

10.11
Employment Letter Agreement, dated February 7, 2018, by and between Barbara J. Kennedy and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on April 30, 2019). ±

10.12*	Separation and Release of Claims Agreement, dated November 2, 2019, by and between James Haught and Western Alliance. ±

10.13*	Form of participation agreement under the Company's Change in Control Severance Plan. ±

10.14*	Form of Performance-Based Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan. ±

10.15*	Form of Executive Restricted Stock Agreement pursuant to the Company's 2005 Stock Incentive Plan. ±

21.1*	List of Subsidiaries of Western Alliance.

23.1*	Consent of RSM US LLP.

24.1*	Power of Attorney (see signature page).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.
** Furnished herewith.
± Management contract or compensatory arrangement.
Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, One East Washington Street Suite 1400, Phoenix, AZ 85004.

Item 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

March 2, 2020	By:	/s/ Kenneth A. Vecchione
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on March 2, 2020.

Name	Title

/s/ Kenneth A. Vecchione	President and Chief Executive Officer
Kenneth A. Vecchione

/s/ Robert Sarver	Executive Chairman
Robert Sarver

/s/ Dale Gibbons	Vice Chairman and Chief Financial Officer
Dale Gibbons	(Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ Howard Gould	Director
Howard Gould

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Robert Latta	Director
Robert Latta

/s/ Todd Marshall	Director
Todd Marshall

/s/ Adriane C. McFetridge	Director
Adriane C. McFetridge

/s/ James Nave	Director
James Nave

/s/ Michael Patriarca	Director
Michael Patriarca

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn