Form 10-Q
period 2020-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2020-04-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2020, Western Alliance Bancorporation had 100,851,015 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	GNMA	Government National Mortgage Association
ALCO	Asset and Liability Management Committee	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HFI	Held for Investment
APIC	Additional paid in capital	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	ICS	Insured Cash Sweep Service
ASU	Accounting Standards Update	IRC	Internal Revenue Code
Basel III	Banking Supervision's December 2010 final capital framework	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LGD	Loss Given Default
BSA	Bank Secrecy Act	LIBOR	London Interbank Offered Rate
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LIHTC	Low-Income Housing Tax Credit
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	NBL	National Business Lines
CECL	Current Expected Credit Losses	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
COVID-19	Coronavirus Disease 2019	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other-than-Temporary Impairment
CRE	Commercial Real Estate	PCI	Purchased Credit Impaired
EAD	Exposure at Default	PD	Probability of Default
EPS	Earnings per share	PPNR	Pre-Provision Net Revenue
EVE	Economic Value of Equity	PPP	Paycheck Protection Program
Exchange Act	Securities Exchange Act of 1934, as amended	REIT	Real Estate Investment Trust
FASB	Financial Accounting Standards Board	ROU	Right of use
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FHLMC	Federal Home Loan Mortgage Corporation	SEC	Securities and Exchange Commission
FinCEN	Financial Crimes Enforcement Network	SERP	Supplemental Executive Retirement Plan
FNMA	Federal National Mortgage Association	SR	Supervision and Regulation Letters
FOMC	Federal Open Market Committee	TDR	Troubled Debt Restructuring
FRB	Federal Reserve Bank	TEB	Tax Equivalent Basis
FVO	Fair Value Option	TSR	Total Shareholder Return
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$152,368	$185,977
Interest-bearing deposits in other financial institutions	263,342	248,619
Cash, cash equivalents, and restricted cash	415,710	434,596
Investment securities - AFS, at fair value; amortized cost of $3,640,109 at March 31, 2020 and $3,317,928 at December 31, 2019	3,676,651	3,346,310
Investment securities - HTM, at amortized cost; fair value of $530,062 at March 31, 2020 and $516,261 at December 31, 2019	483,775	485,107
Less: allowance for credit losses	(2,981)	—
Net HTM investment securities	480,794	485,107
Investment securities - equity	131,158	138,701
Investments in restricted stock, at cost	66,709	66,509
Loans - HFS	20,873	21,803
Loans, net of deferred loan fees and costs	23,145,268	21,101,493
Less: allowance for credit losses	(235,329)	(167,797)
Net loans held for investment	22,909,939	20,933,696
Premises and equipment, net	125,889	125,838
Operating lease right of use asset	72,338	72,558
Bank owned life insurance	175,007	174,046
Goodwill and intangible assets, net	297,234	297,608
Deferred tax assets, net	27,518	18,025
Investments in LIHTC and renewable energy	416,272	409,365
Other assets	342,135	297,786
Total assets	$29,158,227	$26,821,948
Liabilities:
Deposits:
Non-interest-bearing demand	$9,886,528	$8,537,905
Interest-bearing	14,944,153	14,258,588
Total deposits	24,830,681	22,796,493
Customer repurchase agreements	22,980	16,675
Other borrowings	308,000	—
Qualifying debt	389,893	393,563
Operating lease liability	78,733	78,112
Other liabilities	528,307	520,357
Total liabilities	26,158,594	23,805,200
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 103,296,003 shares issued at March 31, 2020 and 104,527,544 at December 31, 2019	10	10
Treasury stock, at cost (2,142,984 shares at March 31, 2020 and 2,003,873 shares at December 31, 2019)	(70,186)	(62,728)
Additional paid in capital	1,370,544	1,374,141
Accumulated other comprehensive income	37,497	25,008
Retained earnings	1,661,768	1,680,317
Total stockholders’ equity	2,999,633	3,016,748
Total liabilities and stockholders’ equity	$29,158,227	$26,821,948
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$276,886	$258,818
Investment securities	26,300	28,178
Dividends	1,615	1,633
Other	2,415	2,539
Total interest income	307,216	291,168
Interest expense:
Deposits	32,516	35,788
Other borrowings	35	1,277
Qualifying debt	5,249	6,105
Other	396	662
Total interest expense	38,196	43,832
Net interest income	269,020	247,336
Provision for credit losses	51,176	4,536
Net interest income after provision for credit losses	217,844	242,800
Non-interest income:
Service charges and fees	6,404	5,412
Income from equity investments	3,766	2,009
Card income	1,717	1,841
Foreign currency income	1,328	1,095
Income from bank owned life insurance	962	981
Lending related income and gains (losses) on sale of loans, net	648	251
Gain (loss) on sales of investment securities, net	72	—
Fair value (loss) gain adjustments on assets measured at fair value, net	(11,300)	2,834
Other income	1,512	987
Total non-interest income	5,109	15,410
Non-interest expense:
Salaries and employee benefits	72,064	68,556
Legal, professional, and directors' fees	10,402	7,532
Data processing	8,603	6,675
Occupancy	8,225	8,227
Deposit costs	7,338	5,724
Insurance	2,998	2,809
Business development	2,281	2,085
Loan and repossessed asset expenses	1,462	2,006
Marketing	904	741
Card expense	743	634
Intangible amortization	373	387
Net (gain) loss on sales / valuations of repossessed and other assets	(1,452)	97
Other expense	6,540	6,405
Total non-interest expense	120,481	111,878
Income before provision for income taxes	102,472	146,332
Income tax expense	18,508	25,536
Net income	$83,964	$120,796

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Earnings per share:
Basic	$0.83	$1.16
Diluted	0.83	1.16
Weighted average number of common shares outstanding:
Basic	101,328	104,033
Diluted	101,675	104,475
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$83,964	$120,796
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(1,954) and $(10,222), respectively	6,276	31,377
Unrealized (loss) gain on SERP, net of tax effect of $92 and $6, respectively	(290)	(18)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(2,138) and $1,934, respectively	6,557	(5,928)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $18 and $0, respectively	(54)	—
Net other comprehensive income	12,489	25,431
Comprehensive income	$96,453	$146,227
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734
Net income	—	—	—	—	—	120,796	120,796
Exercise of stock options	1	—	36	—	—	—	36
Restricted stock, performance stock units, and other grants, net	647	—	6,472	—	—	—	6,472
Restricted stock surrendered (1)	(173)	—	—	(7,900)	—	—	(7,900)
Stock repurchase	(941)	—	(33,663)	—	—	(4,286)	(37,949)
Other comprehensive loss, net	—	—	—	—	25,431	—	25,431
Balance, March 31, 2019	104,483	$10	$1,390,569	$(60,983)	$(8,191)	$1,399,215	$2,720,620

Balance, December 31, 2019	102,524	$10	$1,374,141	$(62,728)	$25,008	$1,680,317	$3,016,748
Balance, January 1, 2020 (2)	102,524	10	1,374,141	(62,728)	25,008	1,655,370	2,991,801
Net income	—	—	—	—	—	83,964	83,964
Exercise of stock options	6	—	70	—	—	—	70
Restricted stock, performance stock unit, and other grants, net	531	—	6,894	—	—	—	6,894
Restricted stock surrendered (1)	(139)	—	—	(7,458)	—	—	(7,458)
Stock repurchase	(1,769)	—	(10,561)	—	—	(51,960)	(62,521)
Dividends paid	—	—	—	—	—	(25,606)	(25,606)
Other comprehensive income, net	—	—	—	—	12,489	—	12,489
Balance, March 31, 2020	101,153	$10	$1,370,544	$(70,186)	$37,497	$1,661,768	$2,999,633

(1)	Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.

(2)
As adjusted for adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The cumulative effect of adoption of this guidance at January 1, 2020 resulted in a decrease to retained earnings of $24.9 million due to an increase in the allowance for credit losses. See "Note 1. Summary of Significant Accounting Policies for further discussion."

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$83,964	$120,796
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	51,176	4,536
Depreciation and amortization	4,995	4,209
Stock-based compensation	6,894	6,472
Deferred income taxes	(4,825)	1,398
Amortization of net premiums for investment securities	5,609	3,004
Amortization of tax credit investments	7,442	10,145
Amortization of operating lease right of use asset	2,799	2,601
Accretion of fair market value adjustments on loans acquired from business combinations	(1,738)	(2,817)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	451	463
Income from bank owned life insurance	(962)	(981)
(Gains) / Losses on:
Sales of investment securities	(72)	—
Assets measured at fair value, net	11,300	(2,834)
Sale of loans	—	408
Other assets acquired through foreclosure, net	(1,452)	—
Valuation adjustments of other repossessed assets, net	—	99
Sale of premises, equipment, and other assets, net	—	(2)
Changes in other assets and liabilities, net	(41,602)	3,817
Net cash provided by operating activities	$123,979	$151,314
Cash flows from investing activities:
Investment securities - AFS
Purchases	(654,501)	(26,342)
Principal pay downs and maturities	264,639	97,732
Proceeds from sales	62,310	—
Investment securities - HTM
Purchases	(24,205)	(10,825)
Principal pay downs and maturities	1,295	2,868
Equity securities carried at fair value
Purchases	(7,487)	—
Redemption of principal (reinvestment of dividends)	4,216	(151)
Purchase of investment tax credits	(37,389)	(24,400)
Purchase of SBIC investments	(1,889)	(1,570)
(Purchase) sale of money market investments, net	—	7
(Purchase) liquidation of restricted stock, net	(200)	(155)
Loan fundings and principal collections, net	(1,991,131)	(385,497)
Purchase of premises, equipment, and other assets, net	(16,576)	(3,152)
Proceeds from sale of other real estate owned and repossessed assets, net	5,075	—
Net cash used in investing activities	$(2,395,843)	$(351,485)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,034,188	$1,031,293
Net increase (decrease) in borrowings	314,305	(498,270)
Proceeds from exercise of common stock options	70	36
Cash paid for tax withholding on vested restricted stock	(7,458)	(7,900)
Common stock repurchases	(62,521)	(37,949)
Cash dividends paid on common stock	(25,606)	—
Net cash provided by financing activities	$2,252,978	$487,210
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,886)	287,039
Cash, cash equivalents, and restricted cash at beginning of period	434,596	498,572
Cash, cash equivalents, and restricted cash at end of period	$415,710	$785,611
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$46,291	$43,832
Income taxes, net of refunds	1,316	(34,619)
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries: LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
Recent accounting pronouncements
Income Taxes
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
Recently adopted accounting guidance
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration.
The Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company's financial results for reporting periods beginning after January 1, 2020 are presented in accordance with ASC 326, while prior period amounts continue to be reported in accordance with legacy GAAP. The Company recorded a cumulative effect adjustment to retained earnings, which resulted in a total decrease to retained earnings of $24.9 million as of January 1, 2020. This adjustment was due primarily to expected total losses under the new model in the Company's loan portfolio and, to a lesser extent, its off-balance sheet credit exposures.
The Company applied the prospective transition approach for loans purchased with credit deterioration that were previously classified as purchased credit impaired and previously accounted for under ASC 310-30. In accordance with the new standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As of January 1, 2020, the amortized cost basis of the PCD loans was adjusted to reflect an allowance for credit losses of $3.3 million. The remaining noncredit discount (based on the adjusted amortized cost basis) related to PCD loans of $1.1 million will be accreted into interest income at the loan's effective interest rate as of January 1, 2020. The Company has elected not to maintain its pools of loans accounted for under ASC 310-30.

The Company applied the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date. The effective interest rate on these debt securities was not changed. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.
The following table summarizes the estimated allowance for credit losses related to financial assets and off-balance sheet credit exposures and the corresponding impacts on the deferred tax asset and retained earnings upon adoption of ASC 326:

	January 1, 2020
	Pre-ASC 326 Adoption	Post-ASC 326 Adoption	Impact of ASC 326 Adoption
	(in thousands)
Assets:
Allowance for credit losses on HTM securities	$—	$2,646	$2,646
Allowance for credit losses on loans	167,797	186,925	19,128
Deferred tax asset	18,025	26,675	8,650
Liabilities:
Off-balance sheet credit exposures	$8,955	$24,044	$15,089
Equity:
Retained earnings	$1,680,317	$1,655,370	$(24,947)
Management has elected to take advantage of the capital relief option that delays the estimated impact of the adoption of ASC 326 on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.
In April 2019, the FASB issued guidance within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in ASU 2019-04 clarify or correct the guidance in these Topics. With respect to Topic 326, ASU 2019-04 addresses a number of issues as it relates to the CECL standard including consideration of accrued interest, recoveries, variable-rate financial instruments, prepayments, and extension and renewal options, among other things, in the measurement of expected credit losses. The amendments to Topic 326 were adopted concurrently with ASU 2016-13 and did not have a significant impact on the Company’s Consolidated Financial Statements. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies issues related to partial-term hedges, hedged debt securities, and transitioning from a quantitative method of assessing hedge effectiveness to a more simplified method. The Company does not have partial-term hedges or any hedged debt securities and the transition issues discussed in the ASU 2019-04 are not applicable to the Company. Accordingly, the amendments to Topic 815 did not have an impact on the Company's Consolidated Financial Statements. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses: 1) the scope of the guidance; 2) the requirement for remeasurement under ASC 820 when using the measurement alternative for equity securities without readily determinable fair values; 3) certain disclosure requirements; and 4) which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 825 were effective January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.
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
In November 2019, the FASB issued guidance within ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in ASU 2019-11 clarify or address specific issues about certain aspects of the amendments in ASU 2016-13. These issues include measurement and reporting requirements related to: 1) the allowance for credit losses for purchased assets with credit deterioration; 2) prepayment assumptions on existing troubled debt restructurings; 3) extension of disclosure relief for accrued interest receivable balances; and 4) expected credit losses on collateralized financial assets. The adoption of ASU 2019-11 is concurrent with ASU 2016-13 and, adoption of these amendments on January 1, 2020, did not have a significant impact on the Company's Consolidated Financial Statements.

Fair Value Measurements
In August 2018, the FASB issued guidance within ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within ASU 2018-13 remove, modify, and supplement the disclosure requirements for fair value measurements. Disclosure requirements that were removed include: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy for timing of transfers between levels; and 3) the valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is intended to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosure requirements include: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. With the exception of the above additional disclosure requirements, which will be applied prospectively, all other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
Internal-Use Software
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
Reference Rate Reform
In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR on December 31, 2021. The amendments in this Update provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform.
The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under this Topic for modifications not accounted for as separate contracts; 3) modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging- Embedded Derivatives; and 4) for other Topics or Industry Subtopics in the Codification, the amendments in this Update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. An entity may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.
The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022.

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term, particularly to the extent the impact of the pandemic is prolonged and economic conditions worsen or persist longer than expected, relate to: the determination of the allowance for credit losses; certain assets and liabilities carried at fair value; and accounting for income taxes.
Principles of consolidation
As of March 31, 2020, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2020 and 2019 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Investment securities
Investment securities include debt and equity securities. Debt securities may be classified as HTM, AFS, or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. The sale of an HTM security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
HTM securities are carried at amortized cost. AFS securities are carried at their estimated fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings as part of non-interest income.

Equity securities are carried at their estimated fair value, with changes in fair value reported in earnings as part of non-interest income.
Interest income is recognized based on the coupon rate and includes the amortization of purchase premiums and the accretion of purchase discounts. Premiums and discounts on investment securities are generally amortized or accreted over the contractual life of the security using the interest method, adjusted for prepayment estimates. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.
A debt security is placed on nonaccrual status at the time its principal or interest payments become 90 days past due. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.
Allowance for credit losses on investment securities
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaces the legacy US GAAP OTTI model with a credit loss model. For discussion of the former OTTI methodology, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The Company measures expected credit losses on its HTM debt securities on a collective basis by major security type. The Company's HTM securities portfolio consists of low income housing tax-exempt bonds, which share similar risk characteristics with the Company's CRE, non-owner occupied or construction and land loan pools, given the similarity in underlying assets or collateral. Accordingly, expected credit losses on HTM securities are estimated using the same models and approaches as these loan pools, which utilize risk parameters (probability of default, loss given default, and exposure at default) in the measurement of expected credit losses. The historical data used to estimate probability of default and severity of loss in the event of default is derived or obtained from internal and external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical losses. Accrued interest receivable on the HTM securities, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
The credit loss model under ASC 326-30, applicable to AFS debt securities, requires recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For AFS debt securities, a decline in fair value due to credit loss results in recognition of an allowance for credit losses. Impairment may result from credit deterioration of the issuer or collateral underlying the security. The assessment of determining if a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an allowance for credit losses for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security's fair value is less than its amortized cost basis. Subsequent changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on AFS securities, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
For each AFS security in an unrealized loss position, the Company also considers: 1) its intent to retain the security until anticipated recovery of the security's fair value; and 2) whether it is more-likely-than not that the Company would be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security is written down to its fair value and the write-down is charged against the allowance for credit losses with any incremental impairment recorded in earnings.
Writeoffs are made through reversal of the allowance for credit losses and direct writeoff of the amortized cost basis of the AFS security. The Company considers the following events to be indicators that a writeoff should be taken: 1) bankruptcy of the issuer; 2) significant adverse event(s) affecting the issuer in which it is improbable for the issuer to make its remaining payments on the security; and 3) significant loss of value of the underlying collateral behind a security. Recoveries on debt securities, if any, are recorded in the period received.
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
Loans held for sale
Loans held for sale consist of loans that the Company originates (or acquires) and intends to sell. These loans are carried at the lower of aggregate cost or fair value. Fair value is determined based on quoted fair market values or, when not available, discounted cash flows or appraisals of underlying collateral or the credit quality of the borrower. Gains and losses on the sale of loans are recognized pursuant to ASC 860, Transfers and Servicing. Interest income on these loans is accrued daily and loan origination fees and costs are deferred and included in the cost basis of the loan. The Company issues various representations and warranties associated with these loan sales. The Company has not experienced any losses as a result of these representations and warranties.
Loans held for investment
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the amount of unpaid principal, adjusted for unamortized net deferred fees and costs, premiums and discounts, and writeoffs. In addition, the amortized cost of loans subject to a fair value hedge are adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
The Company may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine if there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, loan-to-values greater than policy limits, past due and nonaccrual status, and TDR loans. The Company may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, number of times past due, and standard deviations corresponding to FICO score or band. The initial estimate of credit losses on PCD loans is added to the purchase price on the acquisition date to establish the initial amortized cost basis of the loan; accordingly, the initial recognition of expected credit losses has no impact on net income. When the initial measurement of expected credit losses on PCD loans are calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on PCD loans are recorded through the provision for credit losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
Loan fees collected for the origination of loans less direct loan origination costs (net of deferred loan fees), as well as premiums and discounts and certain purchase accounting adjustments, are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. When loans are repaid, any remaining unamortized balances of premiums, discounts, or net deferred fees are recognized as interest income.
Nonaccrual loans
When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when the loan has become delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely. Past due status is based on the contractual terms of the loan. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection.
For all loan types, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed, and the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company may recognize income on a cash basis when a payment is received and only for those nonaccrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Troubled Debt Restructured Loans
A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The evaluation is performed under the Company's internal underwriting policy. The loan terms that may be modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt. Consistent with regulatory guidance, a TDR loan that is subsequently modified in another restructuring agreement but has shown sustained performance and classification as a TDR, will be removed from TDR status provided that the modified terms were market-based at the time of modification.
Credit quality indicators
Loans are regularly reviewed to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 9, where a higher rating represents higher risk. The Company differentiates its loan segments based on shared risk characteristics for which expected credit loss is measured on a pool basis.
The nine risk rating categories can be generally described by the following groupings for loans:
"Pass" (grades 1 through 5): The Company has five pass risk ratings, which represent a level of credit quality that ranges from no well-defined deficiency or weakness to some noted weakness; however, the risk of default on any loan classified as pass is expected to be remote. The five pass risk ratings are described below:
Minimal risk. These consist of loans that are fully secured either with cash held in a deposit account at the Bank or by readily marketable securities with an acceptable margin based on the type of security pledged.
Low risk. These consist of loans with a high investment grade rating equivalent.
Modest risk. These consist of loans where the credit facility greatly exceeds all policy requirements or with policy exceptions that are appropriately mitigated. A secondary source of repayment is verified and considered sustainable. Collateral coverage on these loans is sufficient to fully cover the debt as a tertiary source of repayment. Debt of the borrower is low relative to borrower’s financial strength and ability to pay.
Average risk. These consist of loans where the credit facility meets or exceeds all policy requirements or with policy exceptions that are appropriately mitigated. A secondary source of repayment is available to service the debt. Collateral coverage is more than adequate to cover the debt. The borrower exhibits acceptable cash flow and moderate leverage.
Acceptable risk. These consist of loans with an acceptable primary source of repayment, but a less than preferable secondary source of repayment. Cash flow is adequate to service debt, but there is minimal excess cash flow. Leverage is moderate or high.
"Special mention" (grade 6): Generally these are assets that possess potential weaknesses that warrant management's close attention. These loans may involve borrowers with adverse financial trends, higher debt-to-equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be non-compliance with financial covenants.
"Substandard" (grade 7): These assets are characterized by well-defined credit weaknesses and carry the distinct possibility that the Company will sustain some loss if such weakness or deficiency is not corrected. All loans 90 days or more past due and all loans on nonaccrual status are considered at least "Substandard," unless extraordinary circumstances would suggest otherwise.
"Doubtful" (grade 8): These assets have all the weaknesses inherent in those classified as "Substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, but because of certain known factors that may work to the advantage and strengthening of the asset (for example, capital injection, perfecting liens on additional collateral and refinancing plans), classification as an estimated loss is deferred until a more precise status may be determined. Due to the high probability of loss, loans classified as "Doubtful" are placed on nonaccrual status.
"Loss" (grade 9): These assets are considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.
Allowance for credit losses on loans
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets carried at amortized cost from an incurred loss model to an expected loss model. The discussion below reflects the current expected credit loss model methodology. For discussion of the former incurred loss model methodology, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's loans held for investment portfolio. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of a loan to present the net amount expected to be collected on the loan, and the amount necessary to adjust the allowance for credit losses for management's current estimate of expected credit losses on loans is reported in net income as a credit loss expense. Accrued interest receivable on loans, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses. Expected recoveries of amounts previously written off and expected to be written off are included in the valuation account and do not exceed the aggregate of amounts previously written off and expected to be written off. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio or particular segments of the loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans and; second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.
Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with determination of credit rating. All loans graded substandard or worse and all PCD loans, irrespective of credit rating, are specifically reviewed for loss potential and, when deemed appropriate, are assigned a reserve based on an individual evaluation. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals.
Loans that share similar risk characteristics with other loans
In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. The Company's primary portfolio segments have changed due to adoption of the amendments within ASU 2016-13 to align with the methodology applied in estimating the allowance for credit losses under CECL. Loans are designated into loan segments based on loans pooled by product types, business lines, and similar risk characteristics or areas of risk concentration.
In determining the allowance for credit losses, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default, and exposure at default), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using multiple economic scenarios, whose outcomes are weighted based on the Company's economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models share a common definition of default, which include loans that are 90 days past due, on nonaccrual status, have a writeoff, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial, CRE, owner-occupied, and the small balance loan segments. Output reversion is used for the commercial and industrial, CRE, owner-occupied and small balance segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. Loss given default for the Company's loan segments, with the exception of the residential, warehouse lending, and municipal and nonprofit loan segments, is estimated using the Company's internal loss observations based on a non-modeled approach. For these loan segments, a non-modeled approach to estimating LGD was determined to be the preferred approach as LGD models tend to have a higher degree of volatility in their results due to fewer data points. Factors utilized in calculating average LGD vary for each loan segment and are further described below. Exposure at default refers to the Company's exposure to loss at the time of borrower default and is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. For most of the Company's loan segments, prepayment rate assumptions are based on a non-modeled approach that calculates the number of loans that were prepaid in full during the period divided by the total number of loans outstanding at the beginning of the period. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate considerations of current trends and conditions that are not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the allowance for credit losses for each of the loan portfolio segments identified:
Commercial and industrial
The commercial and industrial portfolio segment is comprised of commercial loans that are not collateralized by real estate, with commitments and loan relationships in excess of $1 million that are not otherwise included in one of the other loan stratifications detailed below. The source of repayment of these loans is generally expected to be the income that is generated from the business. The models used to estimate expected credit losses for this loan segment include a combination of a vendor model and an internally-developed model. These models incorporate both market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include the Dow Jones Index, credit spread between the BBB Bond Yield and 10-Year Treasury Bond Yield, unemployment rate, and CBOE VIX Index quarterly high. Loss given default and the prepayment rate assumption for EAD for this loan segment are driven by unemployment levels.
Small balance commercial - C&I
The small balance commercial and industrial portfolio segment is comprised of commercial loans that are not collateralized by real estate, where lending relationships do not exceed $1 million. The loans in this portfolio are made primarily to smaller businesses and the primary source of repayment is provided by the business and ownership. These loans are underwritten after taking into consideration the financial capacity of the small business or the capacity of the owner or sponsor and are impacted by general economic conditions. Variables utilized in the internally-developed model include loan characteristics and credit risk variables. Credit risk variables include average FICO score, current utilization rate, current debt service coverage ratio, regional unemployment, and industry commercial loan performance. Company-specific loan characteristics that are utilized in the model include origination date, maturity date, loan type, commitment, property location, and loan performance. Loss given default for this loan segment is driven by unemployment levels and collateral position and the prepayment rate assumption for EAD is driven by the BBB corporate spread for fixed rate loans and unemployment levels for variable rate loans.
Commercial real estate, owner-occupied
The CRE, owner-occupied portfolio segment is comprised of commercial loans that are collateralized by real estate, where the primary source of repayment is the business that occupies the property and the loan relationship exceeds $1 million. These loans are typically entered into for the purpose of providing real estate finance or improvement. The primary source of repayment of these loans is the income generated by the business and where rental or sale of the property may provide secondary support for the loan. These loans are sensitive to general economic conditions as well as the market valuation of CRE properties. The probability of default estimate for this loan segment is modeled using the same model as the commercial and industrial loan segment. Loss given default for this loan segment is driven by property appreciation and the prepayment rate assumption for EAD is driven by unemployment levels.
Small balance commercial - CRE, owner-occupied
The small balance CRE, owner-occupied portfolio segment consists of commercial loans that are collateralized by real estate, where lending relationships do not exceed $1 million and the owner is the primary tenant. These loans are generally made to small businesses and the primary source of repayment is provided by the business and ownership and where rental or sale of the property may provide secondary support for the loan. These loans are affected by general economic conditions and the market valuation of CRE properties. The probability of default estimate for this loan segment is modeled using the same model as the small balance commercial - C&I loan segment. Loss given default for this loan segment is driven by property appreciation and lien position. The prepayment rate assumption for EAD is driven by the BBB corporate spread for fixed rate loans and unemployment levels for variable rate loans.
Commercial real estate, non-owner occupied
The CRE, non-owner occupied segment is comprised of loans that are collateralized by real estate, where the owner is not the primary tenant. These loans are typically entered into for the purpose of financing or the improvement of commercial investment properties. The primary source of repayment of these loans are the rents paid by tenants and where the sale of the property may provide secondary support for the loan. These loans are sensitive to the market valuation of CRE properties, rental rates, and general economic conditions. The vendor model used to estimate expected credit losses for this loan segment projects probabilities of default and exposure at default based on multiple macroeconomic scenarios by modeling how macroeconomic conditions affect the commercial real estate market. Real estate market factors utilized in this model include vacancy rate, rental growth rate, net operating income growth rate, and commercial property price changes for each specific property type. The model then incorporates loan and property-level characteristics including debt coverage, leverage, collateral size, seasoning, and property type. Loss given default for this loan segment is derived from a non-modeled approach that is driven by property appreciation and the prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
Residential
The residential loan portfolio segment is comprised of loans collateralized primarily by first liens on residential properties and home equity lines of credit that are collateralized by both first and junior liens on residential properties. The primary source of repayment of these loans is the value of the property and the capacity of the owner to make payments on the loan. Unemployment rates and the market valuation of residential properties will impact the ultimate repayment of these loans. The residential mortgage loan model is a vendor model that projects probability of default, loss given default severity, prepayment rate, and exposure at default to calculate expected losses. The model is intended to capture the borrower's payment behavior during the lifetime of the residential loan by incorporating loan level characteristics such as loan type, coupon, age, loan-to-value, and credit score and economic conditions such as Home Price Index, interest rate, and unemployment rate. A default event for residential loans is defined as 60 days or more past due, with property appreciation as the driver for LGD results. The prepayment rate assumption for exposure at default for residential loans is based on industry prepayment history.
Probability of default for HELOCs is derived from an internally-developed model that projects PD by incorporating loan level information such as FICO score, lien position, balloon payments, and macroeconomic conditions such as property appreciation. Loss given default for this loan segment is driven by property appreciation and lien position. Exposure at default for HELOCs is calculated based on utilization rate assumptions using a non-modeled approach and incorporates management judgment.
Construction and land development
The construction and land portfolio segment is comprised of loans collateralized by land or real estate, which are entered into for the purpose of real estate development. The primary source of repayment of loans is the eventual sale or refinance of the completed project and where claims on the property provide secondary support for the loan. These loans are impacted by the market valuation of CRE and residential properties and general economic conditions that have a higher sensitivity to real estate markets compared to other real estate loans. Default risk of a property is driven by loan-specific drivers, including loan-to-value, maturity, origination date, and the metropolitan statistical area ("MSA") in which the property is located, among other items. The variables used in the internally-developed model include loan level drivers such as origination loan-to-value, loan maturity, and macroeconomic drivers such as property appreciation, MSA level unemployment rate, and national GDP growth. Loss given default for this loan segment is driven by property appreciation. The prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
Warehouse lending
The warehouse lending portfolio segment consists of loans that have a monitored base to mortgage companies and similar lenders. These loans are collateralized by real estate notes and mortgages or mortgage servicing rights and the borrowing base of these loans is tightly monitored and controlled by the Company. The primary support for the loan takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguish them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, and management judgment.

Municipal and nonprofit
The municipal and nonprofit portfolio segment consists of loans to local governments, government-operated utilities, special assessment districts, hospitals, schools and other nonprofits. These loans are generally, but not exclusively, entered into for the purpose of financing real estate investment or for refinancing existing debt. Loans are supported by taxes or utility fees, and in some cases tax liens on real estate, operating revenue of the institution, or other collateral support the loans. Unemployment rates and the market valuation of residential properties have an effect on the tax revenues supporting these loans; however, these loans tend to be less cyclical in comparison to similar commercial loans as these loans rely on diversified tax bases. The Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information and historical municipal default rates.
Other
This portfolio consists of those loans not already captured in one of the aforementioned loan portfolio segments, which include, but may not be limited to, overdraft lines for treasury services, consumer loans not collateralized by real estate, and small business loans collateralized by residential real estate. The consumer and small business loans are supported by the capacity of the borrower and the valuation of any collateral. General economic factors such as unemployment will have an effect on these loans. The Company uses a non-modeled approach to estimate expected credit losses, leveraging average historical default rates. Loss given default for this loan segment is driven by unemployment levels and lien position. The prepayment rate assumption for EAD is driven by the BBB corporate spread for fixed rate loans and unemployment levels for variable rate loans.
Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is included in other liabilities on the Consolidated Balance Sheet. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for the Company's other loan portfolio segments described above as these unfunded commitments share similar risk characteristics with these loan portfolio segments. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company did not revise its estimates of the useful lives of its core deposit intangibles during the three months ended March 31, 2020 or 2019.
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
Derivative financial instruments
The Company uses interest rate swaps to mitigate interest-rate risk associated with changes to the fair value of certain fixed-rate financial instruments (fair value hedges).
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value of the hedged item are recognized in earnings as non-interest income during the period of the change.
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
Off-balance sheet instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Unaudited Consolidated Financial Statements when they are funded. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the Consolidated Balance Sheet. Losses could be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and, in certain instances, may be unconditionally cancelable. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Financial Statements at fair value and their notional values are carried off-balance sheet. See "Note 8. Derivatives and Hedging Activities" of these Notes to Unaudited Consolidated Financial Statements for further discussion.
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement, and also sets forth disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income, and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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
Fair value is a market-based measure considered from the perspective of a market participant who may purchase the asset or assume the liability, rather than an entity-specific measure. When market assumptions are available, ASC 820 requires that the Company make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2020 and December 31, 2019. The estimated fair value amounts for March 31, 2020 and December 31, 2019 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 12. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
The fair values of debt securities are primarily determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy. For a small subset of securities, other pricing sources are used, including observed prices on publicly traded securities and dealer quotes.
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

Loans
The fair value of loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third-party independent valuation. As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy, excluding collateral dependent and impaired loans, which are categorized as Level 3.
Accrued interest receivable and payable
The carrying amounts reported on the Consolidated Balance Sheet for accrued interest receivable and payable approximate their fair values.
Derivative financial instruments
All derivatives are recognized on the Consolidated Balance Sheets at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), which the Company believes a market participant would consider in determining fair value. The carrying amount for variable rate deposit accounts approximates their fair value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities is categorized as Level 2 in the fair value hierarchy.
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
Junior subordinated debt
Junior subordinated debt is valued based on a discounted cash flow model which uses as inputs Treasury Bond rates and the 'BB' and 'BBB' rated financial indexes. Junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.
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
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities on the Consolidated Balance Sheet. See "Note 10. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements for further discussion on income taxes.
Non-interest income
Non-interest income includes service charges and fees, income from equity investments, card income, foreign currency income, income from bank owned life insurance, lending related income, net gain or loss on sales of investment securities, net unrealized gains or losses on assets measured at fair value, and other income. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided in accordance with ASC 606, Revenue from Contracts with Customers. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Net unrealized gains or losses on assets measured at fair value represent fair value changes in equity securities and are accounted for in accordance with ASC 321, Investments - Equity Securities. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 842, Leases. Net gain or loss on sales/valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 14. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the new standard.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$483,775	$46,287	$—	$530,062

Available-for-sale debt securities
CDO	$50	$7,301	$—	$7,351
Commercial MBS issued by GSEs	103,277	1,529	(165)	104,641
Corporate debt securities	105,011	33	(17,150)	87,894
LIHTC development bonds	30,000	—	—	30,000
Municipal securities	7,496	—	(813)	6,683
Private label residential MBS	1,193,904	2,755	(16,142)	1,180,517
Residential MBS issued by GSEs	1,449,463	44,874	(41)	1,494,296
Tax-exempt	717,908	27,502	(4,699)	740,711
Trust preferred securities	32,000	—	(8,443)	23,557
U.S. treasury securities	1,000	1	—	1,001
Total AFS debt securities	$3,640,109	$83,995	$(47,453)	$3,676,651

Equity securities
CRA investments	$52,977	$127	$—	$53,104
Preferred stock	84,963	140	(7,049)	78,054
Total equity securities	$137,940	$267	$(7,049)	$131,158

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$485,107	$31,303	$(149)	$516,261

Available-for-sale debt securities
CDO	$50	$10,092	$—	$10,142
Commercial MBS issued by GSEs	95,062	366	(1,175)	94,253
Corporate debt securities	105,015	112	(5,166)	99,961
Municipal securities	7,494	279	—	7,773
Private label residential MBS	1,129,985	3,572	(4,330)	1,129,227
Residential MBS issued by GSEs	1,406,594	9,283	(3,817)	1,412,060
Tax-exempt	530,729	24,548	(422)	554,855
Trust preferred securities	32,000	—	(4,960)	27,040
U.S. government sponsored agency securities	10,000	—	—	10,000
U.S. treasury securities	999	—	—	999
Total AFS debt securities	$3,317,928	$48,252	$(19,870)	$3,346,310

Equity securities
CRA investments	$52,805	$—	$(301)	$52,504
Preferred stock	82,514	3,881	(198)	86,197
Total equity securities	$135,319	$3,881	$(499)	$138,701

Securities with carrying amounts of approximately $1.0 billion and $962.5 million at March 31, 2020 and December 31, 2019, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale debt securities
Commercial MBS issued by GSEs	$165	$54,711	$—	$—	$165	$54,711
Corporate debt securities	—	—	17,150	82,850	17,150	82,850
Municipal securities	813	6,683	—	—	813	6,683
Private label residential MBS	14,298	777,859	1,844	59,156	16,142	837,015
Residential MBS issued by GSEs	36	9,598	5	671	41	10,269
Tax-exempt	4,699	153,906	—	—	4,699	153,906
Trust preferred securities	—	—	8,443	23,557	8,443	23,557
Total AFS securities	$20,011	$1,002,757	$27,442	$166,234	$47,453	$1,168,991

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$149	$24,325	$—	$—	$149	$24,325
Available-for-sale debt securities
Commercial MBS issued by GSEs	$85	$9,035	$1,090	$54,604	$1,175	$63,639
Corporate debt securities	—	—	5,166	94,834	5,166	94,834
Private label residential MBS	1,776	337,285	2,554	258,791	4,330	596,076
Residential MBS issued by GSEs	1,740	385,643	2,077	150,419	3,817	536,062
Tax-exempt	422	67,150	—	—	422	67,150
Trust preferred securities	—	—	4,960	27,040	4,960	27,040
Total AFS securities	$4,023	$799,113	$15,847	$585,688	$19,870	$1,384,801

The total number of AFS securities in an unrealized loss position at March 31, 2020 is 134, compared to 158 at December 31, 2019.
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaces the legacy US GAAP OTTI model with a credit loss model. The credit loss model under ASC 326-30, applicable to AFS debt securities, requires recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For a detailed discussion of the impact of adoption of ASU 2016-13 and information related to investment securities, including accounting policies and methodologies used to estimate the allowance for credit losses on securities, see "Note 1. Summary of Significant Accounting Policies."
Commercial and residential MBS issued by GSEs and U.S. treasury securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three months ended March 31, 2020.
Qualitative factors used in the Company's credit loss assessment of its securities that are not guaranteed by the U.S. government included consideration of any adverse conditions related to a specific security, industry, or geographic region of its securities, any credit ratings below investment grade, the payment structure of the security and the likelihood of the issuer to be able to make payments that increase in the future, and failure of the issuer to make any scheduled principal or interest payments. For the Company's corporate debt, municipal, and tax-exempt securities, the Company also considered various metrics of the issuer including days of cash on hand, the ratio of long-term debt to total assets, the net change in cash between reporting periods, and consideration of any breach in covenant requirements. For the Company's private label residential MBS, the Company also considered metrics such as securitization risk weight factor, current credit support, whether there were any mortgage principal losses resulting from defaults in payments on the underlying mortgage collateral, and the credit default rate over the last twelve months.
As of March 31, 2020, no credit losses on the Company's corporate debt, tax-exempt, and municipal securities have been recognized. The Company's corporate debt and tax-exempt securities continue to be highly rated, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company is continuing to receive timely principal and interest payments on its municipal securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses. Further, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery.
The Company's private label residential MBS are non-agency collateralized mortgage obligations and primarily carry investment grade credit ratings as of March 31, 2020. These securities are secured by pools of residential mortgage loans. As of March 31, 2020, principal and interest payments on these securities continue to be made on a timely basis and credit support for these securities is considered adequate. As unrealized losses on these securities are primarily related to market illiquidity resulting from forced liquidations of mortgage REIT portfolios and the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery, no credit losses have been recognized on these securities as of March 31, 2020.
The Company's trust preferred securities are investment grade and the issuer continues to make timely principal and interest payments.
Based on the qualitative factors discussed above, no allowance for credit losses for the Company's AFS debt securities has been recognized as of March 31, 2020.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following tables present a rollforward by major security type of the allowance for credit losses for the Company's HTM debt securities:

	Three Months Ended March 31, 2020
	Balance, January 1, 2020	Credit Loss Expense	Writeoffs	Recoveries	Balance, March 31, 2020
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$2,646	$335	$—	$—	$2,981

Accrued interest receivable on HTM securities totaled $1.7 million at March 31, 2020 and is excluded from the estimate of credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2020 and December 31, 2019, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	March 31, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$483,775	$483,775

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$7,351	$—	$7,351
Commercial MBS issued by GSEs	—	104,641	—	—	—	—	—	104,641
Corporate debt securities	—	—	—	58,100	29,794	—	—	87,894
LIHTC development bonds	—	—	—	—	—	—	30,000	30,000
Municipal securities	—	—	—	—	—	—	6,683	6,683
Private label residential MBS	1,172,846	—	—	154	288	1,017	6,212	1,180,517
Residential MBS issued by GSEs	—	1,494,296	—	—	—	—	—	1,494,296
Tax-exempt	58,696	2,826	453,146	225,970	—	—	73	740,711
Trust preferred securities	—	—	—	—	23,557	—	—	23,557
U.S. treasury securities	—	1,001	—	—	—	—	—	1,001
Total AFS securities (1)	$1,231,542	$1,602,764	$453,146	$284,224	$53,639	$8,368	$42,968	$3,676,651

Equity securities
CRA investments	$—	$27,324	$—	$—	$—	$—	$25,780	$53,104
Preferred stock	—	—	—	—	75,405	1,941	708	78,054
Total equity securities (1)	$—	$27,324	$—	$—	$75,405	$1,941	$26,488	$131,158
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$485,107	$485,107

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$10,142	$—	$10,142
Commercial MBS issued by GSEs	—	94,253	—	—	—	—	—	94,253
Corporate debt securities	—	—	—	66,530	33,431	—	—	99,961
Municipal securities	—	—	—	—	—	—	7,773	7,773
Private label residential MBS	1,096,909	—	30,675	181	288	1,174	—	1,129,227
Residential MBS issued by GSEs	—	1,412,060	—	—	—	—	—	1,412,060
Tax-exempt	52,610	2,856	327,657	171,732	—	—	—	554,855
Trust preferred securities	—	—	—	—	27,040	—	—	27,040
U.S. government sponsored agency securities	—	10,000	—	—	—	—	—	10,000
U.S. treasury securities	—	999	—	—	—	—	—	999
Total AFS securities (1)	$1,149,519	$1,520,168	$358,332	$238,443	$60,759	$11,316	$7,773	$3,346,310

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$27,129	$52,504
Preferred stock	—	—	—	—	82,851	2,105	1,241	86,197
Total equity securities (1)	$—	$25,375	$—	$—	$82,851	$2,105	$28,370	$138,701

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2020, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status or securities that are considered to be collateral-dependent as of March 31, 2020.
The amortized cost and fair value of the Company's debt securities as of March 31, 2020, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2020
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After one year through five years	$24,649	$25,222
After ten years	459,126	504,840
Total HTM securities	$483,775	$530,062

Available-for-sale
Due in one year or less	$6,011	$6,045
After one year through five years	6,728	6,777
After five years through ten years	163,505	147,247
After ten years	717,221	737,128
Mortgage-backed securities	2,746,644	2,779,454
Total AFS securities	$3,640,109	$3,676,651

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Available-for-sale securities
Gross gains	$205	$—
Gross losses	(133)	—
Net gains (losses) on AFS securities	$72	$—

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, the Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Accordingly, the Company's financial results for reporting periods beginning after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts have not been adjusted and continue to be reported in accordance with legacy GAAP. For a detailed discussion of the impact of adoption of ASU 2016-13 and information related to loans and credit quality, including accounting policies and methodologies used to estimate the allowance for credit losses on loans, see "Note 1. Summary of Significant Accounting Policies."
The Company's primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL. In addition, as the concept of impaired loans does not exist under CECL, disclosures that related solely to impaired loans have been removed.
The composition of the Company's held for investment loan portfolio is as follows:

March 31, 2020
(in thousands)
Commercial and industrial	$6,861,344
Small balance commercial	321,352
CRE - owner occupied	1,821,976
Small balance CRE - owner occupied	252,439
CRE - non-owner occupied	5,260,641
Residential	2,172,765
Construction and land development	2,011,293
Warehouse lending	2,546,940
Municipal & nonprofit	1,659,167
Other	237,351
Total loans HFI	23,145,268
Allowance for credit losses	(235,329)
Total loans HFI, net of allowance	$22,909,939

December 31, 2019
(in thousands)
Commercial and industrial	$9,382,043
Commercial real estate - non-owner occupied	5,245,634
Commercial real estate - owner occupied	2,316,913
Construction and land development	1,952,156
Residential real estate	2,147,664
Consumer	57,083
Loans, net of deferred loan fees and costs	21,101,493
Allowance for credit losses	(167,797)
Total loans HFI	$20,933,696

Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. Net deferred loan fees of $53.1 million and $47.7 million reduced the carrying value of loans as of March 31, 2020 and December 31, 2019, respectively. Net unamortized purchase premiums on secondary market loan purchases of $30.3 million and $29.9 million increased the carrying value of loans as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, the Company also had $20.9 million and $21.8 million of HFS loans, respectively.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	March 31, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in thousands)
Commercial and industrial	$17,040	$329	$17,369	$—
Small balance commercial	1,810	1,760	3,570	—
CRE - owner occupied	8,660	—	8,660	—
Small balance CRE - owner occupied	3,077	147	3,224	—
CRE - non-owner occupied	13,017	11,912	24,929	—
Residential	5,783	—	5,783	—
Construction and land development	—	—	—	—
Warehouse lending	—	—	—	—
Municipal & nonprofit	—	2,083	2,083	—
Other	14	68	82	—
Total	$49,401	$16,299	$65,700	$—
In addition, the Company also has HFS loans totaling $20.9 million that are on nonaccrual status as of March 31, 2020.

	December 31, 2019
	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$19,080	$5,421	$24,501	$—
Commercial real estate
Owner occupied	4,418	124	4,542	—
Non-owner occupied	7,265	11,913	19,178	—
Multi-family	—	—	—	—
Construction and land development
Construction	2,147	—	2,147	—
Land	—	—	—	—
Residential real estate	1,231	4,369	5,600	—
Consumer	—	—	—	—
Total	$34,141	$21,827	$55,968	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $0.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

The following table presents an aging analysis of past due loans by loan portfolio segment:

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$6,859,907	$1,256	$—	$181	$1,437	$6,861,344
Small balance commercial	319,220	1,593	367	172	2,132	321,352
CRE - owner occupied	1,819,566	2,410	—	—	2,410	1,821,976
Small balance CRE - owner occupied	249,419	2,896	—	124	3,020	252,439
CRE - non-owner occupied	5,224,298	20,002	4,161	12,180	36,343	5,260,641
Residential	2,154,557	10,187	4,711	3,310	18,208	2,172,765
Construction and land development	2,010,629	664	—	—	664	2,011,293
Warehouse lending	2,546,940	—	—	—	—	2,546,940
Municipal & nonprofit	1,659,167	—	—	—	—	1,659,167
Other	236,778	382	135	56	573	237,351
Total loans	$23,080,481	$39,390	$9,374	$16,023	$64,787	$23,145,268

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$9,376,377	$2,501	$637	$2,528	$5,666	$9,382,043
Commercial real estate
Owner occupied	2,316,165	624	—	124	748	2,316,913
Non-owner occupied	5,007,644	4,661	—	11,913	16,574	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,176,908	—	—	—	—	1,176,908
Land	775,248	—	—	—	—	775,248
Residential real estate	2,134,346	7,627	1,721	3,970	13,318	2,147,664
Consumer	57,083	—	—	—	—	57,083
Total loans	$21,065,187	$15,413	$2,358	$18,535	$36,306	$21,101,493

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis is performed on a quarterly basis. The risk rating categories are described in "Note 1. Summary of Significant Accounting Policies." The following tables present risk ratings as of March 31, 2020 by loan portfolio segment:

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2020	2020	2019	2018	2017	2016	Prior
	( in thousands)
Commercial and industrial
Pass	$406,050	$1,488,462	$664,227	$368,465	$107,572	$160,685	$3,516,936	$6,712,397
Special mention	2,000	21,657	3,893	2,886	1,648	—	4,712	36,796
Substandard	21,313	27,342	10,370	—	—	273	52,672	111,970
Doubtful	—	—	—	181	—	—	—	181
Loss	—	—	—	—	—	—	—	—
Total	$429,363	$1,537,461	$678,490	$371,532	$109,220	$160,958	$3,574,320	$6,861,344

Small balance commercial
Pass	$7,770	$64,512	$49,263	$28,743	$12,898	$15,333	$136,067	$314,586
Special mention	—	—	304	403	261	55	1,306	2,329
Substandard	—	—	2,857	449	171	614	99	4,190
Doubtful	—	—	—	247	—	—	—	247
Loss	—	—	—	—	—	—	—	—
Total	$7,770	$64,512	$52,424	$29,842	$13,330	$16,002	$137,472	$321,352

CRE - owner occupied
Pass	$65,452	$323,687	$325,648	$448,528	$154,189	$359,563	$94,589	$1,771,656
Special mention	—	—	—	—	874	5,485	—	6,359
Substandard	—	7,659	4,438	6,689	3,844	19,332	1,999	43,961
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$65,452	$331,346	$330,086	$455,217	$158,907	$384,380	$96,588	$1,821,976

Small balance CRE - owner occupied
Pass	$7,209	$29,364	$31,438	$44,764	$38,605	$91,038	$2,476	$244,894
Special mention	—	—	464	320	1,547	1,310	124	3,765
Substandard	—	—	—	—	1,070	2,710	—	3,780
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$7,209	$29,364	$31,902	$45,084	$41,222	$95,058	$2,600	$252,439

CRE - non-owner occupied
Pass	$356,560	$1,888,523	$1,169,875	$758,026	$211,464	$423,571	$353,779	$5,161,798
Special mention	—	20,265	12,750	—	1,062	1,019	—	35,096
Substandard	—	6,910	—	17,787	17,487	21,563	—	63,747
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$356,560	$1,915,698	$1,182,625	$775,813	$230,013	$446,153	$353,779	$5,260,641

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2020	2020	2019	2018	2017	2016	Prior
	( in thousands)
Residential
Pass	$115,125	$930,182	$572,618	$145,945	$116,913	$69,613	$215,866	$2,166,262
Special mention	—	—	—	—	—	—	720	720
Substandard	—	—	1,223	1,966	1,477	43	1,074	5,783
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$115,125	$930,182	$573,841	$147,911	$118,390	$69,656	$217,660	$2,172,765

Construction and land development
Pass	$81,184	$636,400	$652,203	$128,422	$5,146	$15,755	$473,701	$1,992,811
Special mention	—	9,518	3,100	—	—	—	5,864	18,482
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$81,184	$645,918	$655,303	$128,422	$5,146	$15,755	$479,565	$2,011,293

Warehouse lending
Pass	$104,179	$81,139	$67,951	$1,819	$4,805	$1,648	$2,285,399	$2,546,940
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$104,179	$81,139	$67,951	$1,819	$4,805	$1,648	$2,285,399	$2,546,940

Municipal & nonprofit
Pass	$24,503	$162,676	$102,398	$240,410	$134,657	$989,118	$3,322	$1,657,084
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,083	—	—	—	2,083
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$24,503	$162,676	$102,398	$242,493	$134,657	$989,118	$3,322	$1,659,167

Other
Pass	$9,542	$22,223	$17,962	$9,717	$41,694	$50,547	$84,550	$236,235
Special mention	—	—	136	—	—	3	534	673
Substandard	—	149	203	—	—	—	79	431
Doubtful	—	—	8	—	—	—	4	12
Loss	—	—	—	—	—	—	—	—
Total	$9,542	$22,372	$18,309	$9,717	$41,694	$50,550	$85,167	$237,351

Total by Risk Category
Pass	$1,177,574	$5,627,168	$3,653,583	$2,174,839	$827,943	$2,176,871	$7,166,685	$22,804,663
Special mention	2,000	51,440	20,647	3,609	5,392	7,872	13,260	104,220
Substandard	21,313	42,060	19,091	28,974	24,049	44,535	55,923	235,945
Doubtful	—	—	8	428	—	—	4	440
Loss	—	—	—	—	—	—	—	—
Total	$1,200,887	$5,720,668	$3,693,329	$2,207,850	$857,384	$2,229,278	$7,235,872	$23,145,268

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$9,265,823	$65,893	$49,878	$449	$—	$9,382,043
Commercial real estate
Owner occupied	2,265,566	9,579	41,768	—	—	2,316,913
Non-owner occupied	4,913,007	64,161	47,050	—	—	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,157,169	17,592	2,147	—	—	1,176,908
Land	773,868	1,380	—	—	—	775,248
Residential real estate	2,141,336	366	5,962	—	—	2,147,664
Consumer	57,073	10	—	—	—	57,083
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$20,785,118	$158,907	$120,897	$265	$—	$21,065,187
Past due 30 - 59 days	8,263	58	7,092	—	—	15,413
Past due 60 - 89 days	1,481	16	861	—	—	2,358
Past due 90 days or more	396	—	17,955	184	—	18,535
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493
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
As of March 31, 2020, the Company's TDR loans totaled $26.5 million, none of which were new TDR loans that were modified during the three months ended March 31, 2020. The Company has no allowance allocated to these loans as of March 31, 2020 and has committed to lend additional amounts totaling up to $0.2 million.
The following table presents information on the financial effects of TDR loans for the periods presented:

	March 31, 2020
	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	3	$20,427
Small balance commercial	1	183
Small balance CRE - owner occupied	2	1,423
CRE - non-owner occupied	1	4,492
Total	7	$26,525

During the three months ended March 31, 2019, the Company had two new TDR loans with a recorded investment of $27.1 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
As of December 31, 2019, commitments outstanding on TDR loans totaled $0.2 million.

A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three months ended March 31, 2020, there was one commercial and industrial loan with a recorded investment of $0.7 million for which there was a payment default within 12 months following the modification. There was no increase to the allowance for credit losses or a writeoff that resulted from this TDR redefault during the three months ended March 31, 2020. During the three months ended March 31, 2019, there were no TDR loans for which there was a payment default.
The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.
The terms of certain other loans were modified during the three months ended March 31, 2020 that did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties prior to the pandemic or a delay in a payment that was considered to be insignificant.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2020:

	March 31, 2020
	Real Estate Collateral	Other Collateral	Total
	(in thousands)
Commercial and industrial	$—	$68,067	$68,067
Small balance commercial	—	4,234	4,234
CRE - owner occupied	28,977	—	28,977
Small balance CRE - owner occupied	3,224	—	3,224
CRE - non-owner occupied	50,661	—	50,661
Residential	5,783	—	5,783
Construction and land development	—	—	—
Warehouse lending	—	—	—
Municipal & nonprofit	—	—	—
Other	—	441	441
Total	$88,645	$72,742	$161,387
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether because of a general deterioration or some other reason during the period ended March 31, 2020.

Allowance for Credit Losses
Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's loans held for investment portfolio as of March 31, 2020. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities on the consolidated balance sheets. The Company's allowance for credit losses on unfunded loan commitments totaled $29.6 million and $9.0 million as of March 31, 2020 and December 31, 2019, respectively.
The below table reflects the activity in the allowance for credit losses for loans held for investment by loan portfolio segment:

	Three Months Ended March 31, 2020
	Balance, January 1, 2020	Provision Expense (Reversal) (1)	Writeoffs	Recoveries	Balance, March 31, 2020
	(in thousands)
Commercial and industrial	$116,518	$39,450	$—	$(1,223)	$157,191
Small balance commercial	1,660	1,264	55	(70)	2,939
CRE - owner occupied	9,852	61	—	(2)	9,915
Small balance CRE - owner occupied	568	72	—	(2)	642
CRE - non-owner occupied	24,607	6,425	—	(1,930)	32,962
Residential	3,814	(2,547)	—	(12)	1,279
Construction and land development	6,218	927	—	(10)	7,155
Warehouse lending	246	156	—	—	402
Municipal & nonprofit	17,397	(1,231)	—	—	16,166
Other	6,045	664	42	(11)	6,678
Total	$186,925	$45,241	$97	$(3,260)	$235,329

(1)	Includes an estimate of future recoveries.
Accrued interest receivable on loans totaled $88.1 million at March 31, 2020 and is excluded from the estimate of credit losses.

	Three Months Ended March 31, 2019
	Balance, December 31, 2018	Charge-offs	Recoveries	Provision Expense (Reversal)	Balance, March 31, 2019
	(in thousands)
Construction and land development	$22,513	$—	$(55)	$3,515	$26,083
Commercial real estate	34,829	—	(453)	2,585	37,867
Residential real estate	11,276	188	(93)	1,825	13,006
Commercial and industrial	83,118	2,124	(477)	(4,217)	77,254
Consumer	981	1	(5)	(208)	777
Total	$152,717	$2,313	$(1,083)	$3,500	$154,987

The following table disaggregates the Company's allowance for credit losses and loan balance by measurement methodology:

	March 31, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in thousands)
Commercial and industrial	$6,748,566	$112,778	$6,861,344	$156,887	$304	$157,191
Small balance commercial	317,114	4,238	321,352	1,569	1,370	2,939
CRE - owner occupied	1,775,801	46,175	1,821,976	9,915	—	9,915
Small balance CRE - owner occupied	247,394	5,045	252,439	599	43	642
CRE - non-owner occupied	5,153,428	107,213	5,260,641	28,336	4,626	32,962
Residential	2,166,981	5,784	2,172,765	1,279	—	1,279
Construction and land development	2,011,293	—	2,011,293	7,155	—	7,155
Warehouse lending	2,546,940	—	2,546,940	402	—	402
Municipal & nonprofit	1,657,084	2,083	1,659,167	15,724	442	16,166
Other	236,910	441	237,351	6,612	66	6,678
Total	$22,861,511	$283,757	$23,145,268	$228,478	$6,851	$235,329

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2019;
Recorded Investment
Impaired loans with an allowance recorded	$—	$11,913	$6,919	$—	$2,147	$—	$20,979
Impaired loans with no allowance recorded	17,736	23,625	42,065	5,600	6,274	24	95,324
Total loans individually evaluated for impairment	17,736	35,538	48,984	5,600	8,421	24	116,303
Loans collectively evaluated for impairment	2,296,342	5,159,921	9,333,059	2,142,045	1,943,735	57,059	20,932,161
Loans acquired with deteriorated credit quality	2,835	50,175	—	19	—	—	53,029
Total recorded investment	$2,316,913	$5,245,634	$9,382,043	$2,147,664	$1,952,156	$57,083	$21,101,493
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$11,949	$9,844	$—	$2,262	$—	24,055
Impaired loans with no allowance recorded	18,681	24,738	43,848	5,708	6,413	52	99,440
Total loans individually evaluated for impairment	18,681	36,687	53,692	5,708	8,675	52	123,495
Loans collectively evaluated for impairment	2,297,168	5,177,477	9,312,100	2,113,893	1,963,116	57,383	20,921,137
Loans acquired with deteriorated credit quality	3,577	60,191	—	72	—	—	63,840
Total unpaid principal balance	$2,319,426	$5,274,355	$9,365,792	$2,119,673	$1,971,791	$57,435	$21,108,472
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$1,219	$1,050	$—	$507	$—	$2,776
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	1,219	1,050	—	507	—	2,776
Loans collectively evaluated for impairment	13,842	32,114	81,252	13,714	23,387	614	164,923
Loans acquired with deteriorated credit quality	—	98	—	—	—	—	98
Total allowance for credit losses	$13,842	$33,431	$82,302	$13,714	$23,894	$614	$167,797

Loan Purchases and Sales
The following table presents loan purchases by portfolio segment during the three months ended March 31, 2020:

Purchases
(in thousands)
Commercial and industrial	$286,459
Small balance commercial	2,269
Residential	279,450
Warehouse lending	99,446
Total	$667,624
There were no loans purchased with more-than-insignificant deterioration in credit quality during the three months ended March 31, 2020. There were no loan sales during the three months ended March 31, 2020.
The following table presents loan purchases and sales by class during the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
	Purchases	Sales
	(in thousands)
Commercial and industrial	$187,991	$15,500
Commercial real estate - non-owner occupied	30,034	—
Residential real estate	312,472	—
Total	$530,497	$15,500
The Company recognized a net loss of $0.4 million on loan sales during the three months ended March 31, 2019.

4. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Short-Term:
Federal funds purchased	$308,000	$—
FHLB advances	—	—
Total short-term borrowings	$308,000	$—

The Company maintains federal fund lines of credit totaling $1.4 billion as of March 31, 2020, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of March 31, 2020, there were $308.0 million outstanding balances on the Company's lines of credit. As of December 31, 2019, there were no outstanding balances on these federal fund lines of credit.
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2020, the Company had no borrowings under its lines of credit with the FHLB or FRB. As of March 31, 2020 and December 31, 2019, the Company had additional available credit with the FHLB of approximately $4.4 billion and $4.5 billion, respectively, and with the FRB of approximately $1.3 billion and $1.1 billion, respectively.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $23.0 million and $16.7 million at March 31, 2020 and December 31, 2019, respectively. The weighted average rate on customer repurchase agreements was 0.17% and 0.15% as of March 31, 2020 and December 31, 2019, respectively.

5. QUALIFYING DEBT
Subordinated Debt
The Parent has $175.0 million of subordinated debentures, which were recorded net of issuance costs of $5.5 million, and mature July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The debentures have a fixed interest rate of 6.25% per annum.
WAB has $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt is redeemable by WAB, in whole or in part, on or after July 15, 2020 and on every interest payment date thereafter, for a price equal to the principal amount plus accrued and unpaid interest. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three-month LIBOR through maturity.
To hedge the interest rate risk on the Company's subordinated debt issuances, the Company entered into fair value interest rate hedges with receive fixed/pay variable swaps.
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $324.1 million and $319.2 million at March 31, 2020 and December 31, 2019, respectively.
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
The carrying value of junior subordinated debt was $65.7 million and $74.4 million as of March 31, 2020 and December 31, 2019, respectively. The weighted average interest rate of all junior subordinated debt as of March 31, 2020 was 3.79%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.25% at December 31, 2019.
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
6. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period. Stock grants made to non-employee WAL directors in 2020 will be fully vested on July 1, 2020. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2020 and 2019 was $21.7 million and $20.7 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2020, the Company recognized $4.9 million in stock-based compensation expense related to these stock grants, compared to $4.3 million for the three months ended March 31, 2019.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three months ended March 31, 2020 and 2019, however expense is still being recognized for a grant made in 2017 with a four-year vesting period. For the three months ended March 31, 2020, the Company recognized $0.3 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.5 million for the three months ended March 31, 2019.

Performance Stock Units
The Company grants to members of its executive management performance stock units that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For each of the three months ended March 31, 2020 and 2019, the Company recognized $1.7 million in stock-based compensation expense related to these performance stock units.
The three-year performance period for the 2017 grant ended on December 31, 2019, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 136,334 shares became fully vested and was distributed to executive management in the first quarter of 2020.
Common Stock Repurchase
The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to $250.0 million of its outstanding common stock. Pursuant to the repurchase plan, during the three months ended March 31, 2020, the Company repurchased 1,769,479 shares of its common stock at a weighted average price of $35.30 for a total payment of $62.5 million. During the three months ended March 31, 2019, the Company repurchased 940,915 shares of its common stock at a weighted average price of $40.30 for a total payment of $37.9 million.
Cash Dividend
During the first quarter 2020, the Company's Board of Directors approved a cash dividend of $0.25 per share. The dividend payment to shareholders totaled $25.6 million, and was paid on February 28, 2020.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2020, the Company purchased treasury shares of 139,111 at a weighted average price of $53.61 per share. During the three months ended March 31, 2019, the Company purchased treasury shares of 173,007 at a weighted average price of $45.66 per share.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2019	$21,399	$(20)	$3,629	$—	$25,008
Other comprehensive income (loss) before reclassifications	6,276	(290)	6,557	—	12,543
Amounts reclassified from AOCI	(54)	—	—	—	(54)
Net current-period other comprehensive income (loss)	6,222	(290)	6,557	—	12,489
Balance, March 31, 2020	$27,621	$(310)	$10,186	$—	$37,497

Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)
Other comprehensive income (loss) before reclassifications	31,377	(18)	(5,928)	—	25,431
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive income (loss)	31,377	(18)	(5,928)	—	25,431
Balance, March 31, 2019	$(16,214)	$374	$7,505	$144	$(8,191)

The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31,
Income Statement Classification	2020	2019
	(in thousands)
Gain (loss) on sales of investment securities, net	$72	$—
Income tax (expense) benefit	(18)	—
Net of tax	$54	$—

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
As of March 31, 2020, December 31, 2019, and March 31, 2019, the Company does not have any outstanding cash flow hedges.

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

Fair Value Hedges

As of March 31, 2020 and December 31, 2019, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31, 2020		December 31, 2019
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$615,890	$95,128	$578,063	$53,292
Qualifying debt	(324,145)	(4,416)	(319,197)	401

(1)	Included in the carrying value of the hedged assets/(liabilities).

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of March 31, 2020, December 31, 2019, and March 31, 2019. The change in the notional amounts of these derivatives from March 31, 2019 to March 31, 2020 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as indicated in the following table:

	March 31, 2020			December 31, 2019			March 31, 2019
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$859,086	$4,416	$95,128	$862,952	$1,778	$55,471	$961,493	$987	$48,332
Total	859,086	4,416	95,128	862,952	1,778	55,471	961,493	987	48,332
Netting adjustments (1)	—	—	—	—	21	21	—	987	987
Net derivatives in the balance sheet	$859,086	$4,416	$95,128	$862,952	$1,757	$55,450	$961,493	$—	$47,345

Derivatives not designated as hedging instruments:
Foreign currency contracts	$9,280	$265	$228	$6,711	$44	$18	$42,113	$715	$511
Interest rate swaps	2,932	227	227	2,932	81	81	2,348	12	12
Total	$12,212	$492	$455	$9,643	$125	$99	$44,461	$727	$523

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $95.1 million at March 31, 2020, $55.5 million at December 31, 2019, and $48.3 million at March 31, 2019.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$4,264	$1,757	$987
Collateral posted by this counterparty	—	1,610	—
Derivative liability with this counterparty	—	—	32,250
Collateral pledged to this counterparty	—	—	40,035
Net exposure after netting adjustments and collateral	$4,264	$147	$—

Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of March 31, 2020, December 31, 2019, and March 31, 2019 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $95.1 million, $55.5 million, and $48.3 million, respectively. As of March 31, 2020, the Company was in an over-collateralized net position of $22.4 million after considering $117.5 million of collateral held in the form of cash and securities. As of December 31, 2019 and March 31, 2019, the Company was in an over-collateralized position of $29.2 million and $14.2 million, respectively.
9. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Weighted average shares - basic	101,328	104,033
Dilutive effect of stock awards	347	442
Weighted average shares - diluted	101,675	104,475
Net income	$83,964	$120,796
Earnings per share - basic	0.83	1.16
Earnings per share - diluted	0.83	1.16

The Company had no anti-dilutive stock options outstanding at each of the periods ended March 31, 2020 and 2019.

10. INCOME TAXES
The Company's effective tax rate was 18.06% and 17.45% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate from the three months ended March 31, 2019 is due primarily to a smaller benefit from the excess stock compensation deduction in 2020.
As of March 31, 2020, the net deferred tax asset was $27.5 million, an increase of $9.5 million from December 31, 2019. This overall increase in the net deferred tax asset was primarily the result of an increase in the allowance for credit losses resulting from adoption of the new CECL accounting guidance, which increased the deferred tax asset by $8.7 million. For a detailed discussion of the impact of adoption, see "Note 1. Summary of Significant Accounting Policies."
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $27.5 million at March 31, 2020 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2020 and December 31, 2019, the Company had no deferred tax valuation allowance.
As of March 31, 2020, the Company’s gross federal NOL carryovers after current year-to-date utilization, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $45.5 million for which a deferred tax asset of $5.4 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining. The Company also has varying gross amounts of state NOL carryovers, with the most significant in Arizona. The gross Arizona NOL carryovers totaled approximately $1.9 million. A deferred tax asset balance of $0.1 million as of March 31, 2020 has been recorded to reflect the expected benefit of all state NOL carryovers remaining.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions. The limited liability entities are considered to be VIEs; however, as a limited partner, the Company is not the primary beneficiary and is not required to consolidate these entities.
Investments in LIHTC and renewable energy total $416.3 million and $409.4 million as of March 31, 2020 and December 31, 2019, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheets and total $182.1 million and $191.0 million as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, $7.4 million and $10.1 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $952,211 at March 31, 2020 and $895,175 at December 31, 2019	$7,362,311	$8,348,421
Credit card commitments and financial guarantees	323,052	302,909
Letters of credit, including unsecured letters of credit of $8,008 at March 31, 2020 and $5,850 at December 31, 2019	163,608	175,778
Total	$7,848,971	$8,827,108

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $29.6 million and $9.0 million as of March 31, 2020 and December 31, 2019, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement. In addition, upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase of $15.1 million to this liability, which was recorded as an adjustment to retained earnings, net of tax.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2020 and December 31, 2019, CRE related loans accounted for approximately 42% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 30% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2020 and December 31, 2019, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $3.4 million and $3.3 million during the three months ended March 31, 2020 and 2019, respectively. Other lease costs of $1.1 million during the three months ended March 31, 2020 and 2019, which include common area maintenance, parking, and taxes, were included as part of occupancy expense.

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
For the three months ended March 31, 2020 and 2019, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Unrealized gains/(losses)	$8,695	$(7,862)
Changes included in OCI, net of tax	6,557	(5,928)

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
Independent pricing service: The Company's independent pricing service provides pricing information on the majority of the Company's Level 1 and Level 2 AFS securities. For a small subset of securities, other pricing sources are used, including observed prices on publicly traded securities and dealer quotes. Management independently evaluates the fair value measurements received from the Company's third-party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management selects a sample of investment securities and compares the values provided by its primary third-party pricing service to the market values obtained from secondary sources, including other pricing services and safekeeping statements, and evaluates those with notable variances.  In instances where there are discrepancies in pricing from various sources and management expectations, management may manually price securities using currently observed market data to determine whether they can develop similar prices or may utilize bid information from broker dealers. Any remaining discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and/or the Company’s other valuation advisors.
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
	(in thousands)
March 31, 2020
Assets:
Available-for-sale debt securities
CDO	$—	$7,351	$—	$7,351
Commercial MBS issued by GSEs	—	104,641	—	104,641
Corporate debt securities	5,044	82,850	—	87,894
LIHTC development bonds	—	30,000	—	30,000
Municipal securities	—	6,683	—	6,683
Private label residential MBS	—	1,180,517	—	1,180,517
Residential MBS issued by GSEs	—	1,494,296	—	1,494,296
Tax-exempt	—	740,711	—	740,711
Trust preferred securities	23,557	—	—	23,557
U.S. treasury securities	—	1,001	—	1,001
Total AFS debt securities	$28,601	$3,648,050	$—	$3,676,651
Equity securities
CRA investments	$53,104	$—	$—	$53,104
Preferred stock	78,054	—	—	78,054
Total equity securities	$131,158	$—	$—	$131,158
Loans - HFS	$—	$20,873	$—	$20,873
Derivative assets (1)	—	4,908	—	4,908
Liabilities:
Junior subordinated debt (2)	$—	$—	$52,990	$52,990
Derivative liabilities (1)	—	95,583	—	95,583

(1)
Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $95,128 and the net carrying value of subordinated debt is decreased by $4,416 as of March 31, 2020 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

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

(1)
Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $53,292 and the net carrying value of subordinated debt is decreased by $401 as of December 31, 2019 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three months ended March 31, 2020 and 2019, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$(61,685)	$(48,684)
Change in fair value (1)	8,695	(7,862)
Ending balance	$(52,990)	$(56,546)

(1)
Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $6.6 million and $(5.9) million for three months ended March 31, 2020 and 2019, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$52,990	Discounted cash flow	Implied credit rating of the Company	6.19%

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$61,685	Discounted cash flow	Implied credit rating of the Company	5.09%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2020 and December 31, 2019 was the implied credit risk for the Company. As of March 31, 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index. As of December 31, 2019, the implied credit risk spread was calculated as the difference between the 15-year 'BB' rated financial index over the corresponding swap index.
As of March 31, 2020, the Company estimates the discount rate at 6.19%, which represents an implied credit spread of 4.74% plus three-month LIBOR (1.45%). As of December 31, 2019, the Company estimated the discount rate at 5.09%, which was a 3.18% credit spread plus three-month LIBOR (1.91%).

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of credit deterioration). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2020;
Loans	$154,978	$—	$—	$154,978
Other assets acquired through foreclosure	10,647	—	—	10,647
As of December 31, 2019:
Loans	$110,272		$—	$110,272
Other assets acquired through foreclosure	13,850	—	—	13,850

For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Loans	$154,978	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
Other assets acquired through foreclosure	10,647	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Loans	$110,272	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	13,850	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

Loans: Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In addition, when adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity.
Total Level 3 collateral dependent loans had an estimated fair value of $155.0 million and $110.3 million at March 31, 2020 and December 31, 2019, respectively, net of a specific valuation allowance of $6.4 million and $2.8 million at March 31, 2020 and December 31, 2019, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $10.6 million and $13.9 million of such assets at March 31, 2020 and December 31, 2019, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$483,775	$—	$530,062	$—	$530,062
AFS	3,676,651	28,601	3,648,050	—	3,676,651
Equity	131,158	131,158	—	—	131,158
Derivative assets	4,908	—	4,908	—	4,908
Loans, net	22,930,812	—	—	23,347,279	23,347,279
Accrued interest receivable	106,777	—	106,777	—	106,777
Financial liabilities:
Deposits	$24,830,681	$—	$24,849,522	$—	$24,849,522
Customer repurchase agreements	22,980	—	22,980	—	22,980
Qualifying debt	389,893	—	304,451	63,241	367,692
Derivative liabilities	95,583	—	95,583	—	95,583
Accrued interest payable	16,565	—	16,565	—	16,565

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$485,107	$—	$516,261	$—	$516,261
AFS	3,346,310	32,167	3,314,143	—	3,346,310
Equity securities	138,701	138,701	—	—	138,701
Derivative assets	1,903	—	1,903	—	1,903
Loans, net	20,955,499	—	—	21,256,462	21,256,462
Accrued interest receivable	108,694	—	108,694	—	108,694
Financial liabilities:
Deposits	$22,796,493	$—	$22,813,265	$—	$22,813,265
Customer repurchase agreements	16,675	—	16,675	—	16,675
Qualifying debt	393,563	—	332,635	74,155	406,790
Derivative liabilities	55,570	—	55,570	—	55,570
Accrued interest payable	24,661	—	24,661	—	24,661

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2020 and December 31, 2019 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at March 31, 2020 and December 31, 2019.

13. SEGMENTS
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
Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. A net user of funds has lending/investing in excess of deposits/borrowings and a net provider of funds has deposits/borrowings in excess of lending/investing. A segment that is a user of funds is charged for the use of funds, while a provider of funds is credited through funds transfer pricing, which is determined based on the average life of the assets or liabilities in the portfolio. Residual funds transfer pricing mismatches are allocable to the Corporate & Other segment and presented as part of net interest income.
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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2020	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,771.0	$2.0	$13.1	$2.0	$1.6
Loans, net of deferred loan fees and costs	23,166.2	3,960.3	2,296.5	2,263.2	1,429.2
Less: allowance for credit losses	(235.3)	(28.9)	(20.3)	(13.6)	(12.1)
Total loans	22,930.9	3,931.4	2,276.2	2,249.6	1,417.1
Other assets acquired through foreclosure, net	10.6	—	9.3	1.3	—
Goodwill and other intangible assets, net	297.2	—	23.2	—	154.4
Other assets	1,148.5	54.2	53.4	14.4	14.8
Total assets	$29,158.2	$3,987.6	$2,375.2	$2,267.3	$1,587.9
Liabilities:
Deposits	$24,830.7	$6,529.5	$4,245.2	$3,027.6	$2,508.7
Borrowings and qualifying debt	697.9	—	—	—	—
Other liabilities	630.0	23.0	12.6	2.6	16.2
Total liabilities	26,158.6	6,552.5	4,257.8	3,030.2	2,524.9
Allocated equity:	2,999.6	495.8	305.3	260.8	327.8
Total liabilities and stockholders' equity	$29,158.2	$7,048.3	$4,563.1	$3,291.0	$2,852.7
Excess funds provided (used)	—	3,060.7	2,187.9	1,023.7	1,264.8

Income Statement:
Three Months Ended March 31, 2020	(in thousands)
Net interest income	$269,020	$65,404	$43,147	$32,390	$25,886
Provision for (recovery of) credit losses	51,176	6,571	3,684	3,249	4,295
Net interest income after provision for credit losses	217,844	58,833	39,463	29,141	21,591
Non-interest income	5,109	1,684	2,818	1,193	2,391
Non-interest expense	(120,481)	(23,870)	(15,100)	(15,434)	(13,668)
Income (loss) before income taxes	102,472	36,647	27,181	14,900	10,314
Income tax expense (benefit)	18,508	9,032	5,649	4,031	2,845
Net income	$83,964	$27,615	$21,532	$10,869	$7,469

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At March 31, 2020
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$17.2	$4,735.1
Loans, net of deferred loan fees and costs	233.5	1,659.2	2,054.1	1,978.4	7,288.3	3.5
Less: allowance for credit losses	(5.2)	(16.2)	(43.1)	(20.1)	(75.8)	—
Total loans	228.3	1,643.0	2,011.0	1,958.3	7,212.5	3.5
Other assets acquired through foreclosure, net	—	—	—	—	—	—
Goodwill and other intangible assets, net	—	—	119.5	0.1	—	—
Other assets	4.5	12.0	9.9	9.0	81.1	895.2
Total assets	$232.8	$1,655.0	$2,140.4	$1,967.4	$7,310.8	$5,633.8
Liabilities:
Deposits	$3,539.6	$—	$4,154.5	$—	$51.1	$774.5
Borrowings and qualifying debt	—	—	—	—	—	697.9
Other liabilities	1.7	94.0	0.2	(0.7)	24.2	456.2
Total liabilities	3,541.3	94.0	4,154.7	(0.7)	75.3	1,928.6
Allocated equity:	98.9	127.6	371.8	158.4	575.0	278.2
Total liabilities and stockholders' equity	$3,640.2	$221.6	$4,526.5	$157.7	$650.3	$2,206.8
Excess funds provided (used)	3,407.4	(1,433.4)	2,386.1	(1,809.7)	(6,660.5)	(3,427.0)

Income Statement:
Three Months Ended March 31, 2020	(in thousands)
Net interest income	$22,883	$1,911	$41,674	$13,477	$37,427	$(15,179)
Provision for (recovery of) credit losses	708	(1,062)	18,283	5,829	9,284	335
Net interest income after provision for credit losses	22,175	2,973	23,391	7,648	28,143	(15,514)
Non-interest income	126	—	2,975	—	615	(6,693)
Non-interest expense	(10,698)	(1,854)	(13,275)	(2,435)	(11,898)	(12,249)
Income (loss) before income taxes	11,603	1,119	13,091	5,213	16,860	(34,456)
Income tax expense (benefit)	2,755	480	2,916	1,044	3,669	(13,913)
Net income	$8,848	$639	$10,175	$4,169	$13,191	$(20,543)

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2019	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,471.2	$1.8	$9.0	$2.3	$2.2
Loans, net of deferred loan fees and costs	21,123.3	3,847.9	2,252.5	2,253.9	1,311.2
Less: allowance for credit losses	(167.8)	(31.6)	(18.0)	(18.3)	(9.7)
Total loans	20,955.5	3,816.3	2,234.5	2,235.6	1,301.5
Other assets acquired through foreclosure, net	13.9	—	13.0	0.9	—
Goodwill and other intangible assets, net	297.6	—	23.2	—	154.6
Other assets	1,083.7	48.6	59.4	15.0	19.8
Total assets	$26,821.9	$3,866.7	$2,339.1	$2,253.8	$1,478.1
Liabilities:
Deposits	$22,796.5	$5,384.7	$4,350.1	$2,585.3	$2,373.6
Borrowings and qualifying debt	393.6	—	—	—	—
Other liabilities	615.1	17.8	11.9	1.2	15.9
Total liabilities	23,805.2	5,402.5	4,362.0	2,586.5	2,389.5
Allocated equity:	3,016.7	453.6	301.0	253.3	312.5
Total liabilities and stockholders' equity	$26,821.9	$5,856.1	$4,663.0	$2,839.8	$2,702.0
Excess funds provided (used)	—	1,989.4	2,323.9	586.0	1,223.9

Income Statement:
Three Months Ended March 31, 2019	(in thousands)
Net interest income	$247,336	$55,226	$39,096	$30,477	$23,033
Provision for (recovery of) credit losses	4,536	161	533	733	(719)
Net interest income (expense) after provision for credit losses	242,800	55,065	38,563	29,744	23,752
Non-interest income	15,410	1,521	2,573	1,001	2,220
Non-interest expense	(111,878)	(22,248)	(15,781)	(14,583)	(13,490)
Income (loss) before income taxes	146,332	34,338	25,355	16,162	12,482
Income tax expense (benefit)	25,536	8,584	5,325	4,525	3,495
Net income	$120,796	$25,754	$20,030	$11,637	$8,987

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2019
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$10.1	$4,445.8
Loans, net of deferred loan fees and costs	237.2	1,635.6	1,552.0	1,930.8	6,098.7	3.5
Less: allowance for credit losses	(2.0)	(13.7)	(12.6)	(12.6)	(49.3)	—
Total loans	235.2	1,621.9	1,539.4	1,918.2	6,049.4	3.5
Other assets acquired through foreclosure, net	—	—	—	—	—	—
Goodwill and other intangible assets, net	—	—	119.7	0.1	—	—
Other assets	1.2	18.3	7.3	8.8	64.3	841.0
Total assets	$236.4	$1,640.2	$1,666.4	$1,927.1	$6,123.8	$5,290.3
Liabilities:
Deposits	$3,210.1	$0.1	$3,771.5	$—	$36.9	$1,084.2
Borrowings and qualifying debt	—	—	—	—	—	393.6
Other liabilities	1.8	52.9	0.1	—	2.8	510.7
Total liabilities	3,211.9	53.0	3,771.6	—	39.7	1,988.5
Allocated equity:	84.5	131.6	317.5	158.5	494.3	509.9
Total liabilities and stockholders' equity	$3,296.4	$184.6	$4,089.1	$158.5	$534.0	$2,498.4
Excess funds provided (used)	3,060.0	(1,455.6)	2,422.7	(1,768.6)	(5,589.8)	(2,791.9)

Income Statement:
Three Months Ended March 31, 2019	(in thousands)
Net interest income (expense)	$20,641	$3,423	$29,403	$12,944	$25,691	$7,402
Provision for (recovery of) credit losses	(27)	(41)	(917)	799	2,978	1,036
Net interest income (expense) after provision for credit losses	20,668	3,464	30,320	12,145	22,713	6,366
Non-interest income	96	—	3,362	—	657	3,980
Non-interest expense	(8,460)	(1,907)	(11,889)	(2,398)	(9,336)	(11,786)
Income (loss) before income taxes	12,304	1,557	21,793	9,747	14,034	(1,440)
Income tax expense (benefit)	2,830	358	5,012	2,242	3,228	(10,063)
Net income	$9,474	$1,199	$16,781	$7,505	$10,806	$8,623

14. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended March 31, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$6,404	$1,262	$2,181	$918	$1,032
Debit and credit card interchange (1)	1,411	321	261	136	686
Success fees (2)	135	—	—	—	135
Other income	95	5	6	(4)	26
Total revenue from contracts with customers	$8,045	$1,588	$2,448	$1,050	$1,879
Revenues outside the scope of ASC 606 (3)	(2,936)	96	370	143	512
Total non-interest income	$5,109	$1,684	$2,818	$1,193	$2,391

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended March 31, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$116	$—	$893	$—	$2	$—
Debit and credit card interchange (1)	7	—	—	—	—	—
Success fees (2)	—	—	—	—	—	—
Other income	1	—	—	—	49	12
Total revenue from contracts with customers	$124	$—	$893	$—	$51	$12
Revenues outside the scope of ASC 606 (3)	2	—	2,082	—	564	(6,705)
Total non-interest income	$126	$—	$2,975	$—	$615	$(6,693)

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

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

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of March 31, 2020. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.7 million and $1.6 million at each of the periods ended March 31, 2020 and December 31, 2019, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

15. SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed the events occurring through the date of this report, and other than discussion of the COVID-19 pandemic below, there were no subsequent events that require additional disclosure or adjustment to amounts reported in the Company's consolidated financial statements as of and for the three months ended March 31, 2020.
Impact of and Response to the COVID-19 Pandemic
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future.
Subsequent to March 31, 2020, the Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•	Providing loans through the SBA's Paycheck Protection Program. By streamlining processes, the Bank has approved approximately 4,630 applications totaling $1.9 billion to date.

•
Offering flexible repayment options and a streamlined loan modification process, when appropriate. The Company has selectively implemented modifications on approximately 150 loans totaling $570.0 million to date.

•	Granting forbearance requests on approximately 270 residential mortgage loans totaling $158.0 million to date.

•	Draws on unfunded loan commitments totaled approximately $455.0 million in April 2020.

•	Maintaining a broad-based risk management strategy, including tightened underwriting standards, placing limits on originations to high risk industries, and related mitigation strategies by segments.

•	The Company has temporarily suspended its stock repurchase program through June 30, 2020.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, including legislative or regulatory changes such as the CARES Act; 2) other financial market and economic conditions adversely effecting financial performance; 3) dependency on real estate and events that negatively impact the real estate market; 4) high concentration of commercial real estate and commercial and industrial loans; 5) actual credit losses may exceed expected losses in the loan portfolio; 6) recent changes to FASB accounting standards, including the impact to the Company's allowance and provision for credit losses and capital levels under the new CECL accounting standard; 7) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 8) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 9) exposure of financial instruments to certain market risks may increase the volatility of earnings and AOCI; 10) dependence on low-cost deposits; 11) ability to borrow from the FHLB or the FRB; 12) perpetration of fraud; 13) information security breaches; 14) reliance on third parties to provide key components of the Company's infrastructure; 15) a change in the Company's creditworthiness; 16) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 17) expansion strategies may not be successful; 18) risks associated with new lines of businesses or new products and services within existing lines of business; 19) the Company's ability to compete in a highly competitive market; 20) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 21) inadequate or ineffective risk management practices and internal controls and procedures; 22) the Company's ability to adapt to technological change; 23) exposure to natural and man-made disasters in markets that the Company operates; 24) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 25) failure to comply with state and federal banking agency laws and regulations; 26) uncertainty about the future of LIBOR, changes in interest rates, and increased rate competition; 27) exposure to environmental liabilities related to the properties to which the Company acquires title; and 28) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments: COVID-19 and the CARES Act
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Arizona, where we are headquartered, and California and Nevada, in which we have significant operations, have declared states of emergency.
In response to the COVID-19 pandemic, the CARES Act was signed into law by President Trump on March 27, 2020. The CARES Act provides for approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Separately and also in response to COVID-19, the Federal Reserve’s FOMC has set the federal funds target rate - i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis - to a historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%.
In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations, which are further discussed below.
Financial position and results of operations
The Company's financial position and results of operations as of and for the three months ended March 31, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic contributed to the $51.2 million provision for credit losses recognized during the three months ended March 31, 2020 under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not yet experienced writeoffs related to the COVID-19 pandemic, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and change significantly in the future. The Company’s interest income may also be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest, and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.
The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	March 31, 2020
	Business Segment(s)	Loan Balance	Percent of Total Loan Portfolio
		(dollars in millions)
Industry (1):
Hotel	HFF	$1,978.4	8.5%
Investor dependent	Tech & Innovation	1,319.5	5.7
Retail (2)	Regional segments	650.1	2.8
Gaming	Nevada segment	468.3	2.0
Total		$4,416.2	19.1%

(1)	Balances capture credit exposures in the business segments that manage the significant majority of industry relationships.

(2)	Consists of real estate secured loan amounts that have retail dependency.
While the Company has not experienced disproportionate impacts among its business segments to date, borrowers in the industries detailed in the table above could have greater sensitivity to the economic downturn with potentially longer recovery periods than other business lines.
Lending operations and accommodations to borrowers
The CARES Act created a new guaranteed, unsecured loan program under the SBA, called the Payroll Protection Program, or the PPP, which the Bank participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. Nearly $660 billion in funds have been authorized for the PPP, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans' organizations, and tribal businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. These loans will have a two-year term and will earn interest at a rate of 1%. The Company is actively participating in assisting our customers with applications for resources through the program and to date, has approved approximately 4,630 applications, totaling $1.9 billion.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and has implemented modifications on approximately 150 loans totaling $570.0 million to date and anticipates that it will continue to experience an increase in short-term modifications. Further, the Company has also granted forbearance requests on approximately 270 residential mortgage loans totaling $158.0 million to date.
Capital and liquidity
While the Company has sufficient capital and does not anticipate any need for additional liquidity, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken additional actions to ensure the strength of its liquidity position. These actions include establishing a Federal Reserve lending facility in connection with funding loans to small and medium-sized businesses and suspending stock repurchases from April 17, 2020 through the end of the second quarter 2020. In addition, the Company is also in a position to pledge additional collateral to increase its borrowing capacity with the FRB, if necessary. Further, management has elected to take advantage of the capital relief option that delays the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.
Asset valuation
While the Company’s stock price has experienced a recent decline in value, management does not consider this decline to be a triggering event that would indicate that an interim goodwill impairment test was necessary as of March 31, 2020. Continued and sustained declines in the Company's stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.
Our processes, controls and business continuity plan
The Company has focused first on ensuring the well-being of its people, customers, and communities. Preventive health measures have been put in place including elimination of business-related travel requirements, mandatory work from home directives for all employees able to do so, social distancing precautions for all employees in the office and customers visiting branches, and preventative cleaning at offices and branches.
The Company has also concentrated on implementing additional business continuity measures that include forming a COVID-19 task force, monitoring potential business interruptions, making improvements to our remote working technology, and conducting ongoing discussions with our technology vendors. We have not experienced significant disruption to our business as we have been able to facilitate remote work for our employees and have online tools in place for our customers. We believe that we are positioned to continue these business continuity measures for the foreseeable future, however, no assurances can be provided as these circumstances may change depending on the duration of the pandemic.
Included at the end of this section are updates to the Supervision and Regulation discussion disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Financial Results Highlights for the First Quarter of 2020

•	Net income of $84.0 million, compared to $120.8 million for the first quarter 2019

•	Diluted earnings per share of $0.83, compared to $1.16 per share for the first quarter 2019

•	Total loans of $23.2 billion, up $2.0 billion from December 31, 2019

•	Total deposits of $24.8 billion, up $2.0 billion from December 31, 2019

•	Net interest margin of 4.22%, compared to 4.71% in the first quarter 2019

•
Net operating revenue of $285.4 million, an increase of 9.8%, or $25.4 million, compared to the first quarter 2019, and an increase in operating non-interest expenses of 9.1%, or $10.2 million, compared to the first quarter 2019[1]

•	Operating PPNR of $163.4 million, up 10.3% from $148.1 million in the first quarter 2019[1]

•	Efficiency ratio of 42.9% in the first quarter 2020, compared to 41.6% in the first quarter 2019

•	Operating efficiency ratio of 41.8% in the first quarter 2020, compared to 42.0% in the first quarter 2019[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.33% of total assets, from 0.26% at March 31, 2019

•	Annualized net loan recoveries to average loans outstanding of (0.06)%, compared to net loan charge-offs of 0.03% for the first quarter 2019

•	Tangible common equity ratio of 9.4%, compared to 10.3% at March 31, 2019[1]

•	Stockholders' equity of $3.0 billion, a decrease of $17.1 million from December 31, 2019

•	Book value per common share of $29.65, an increase of 13.9% from $26.04 at March 31, 2019

•	Tangible book value per share, net of tax, of $26.73, an increase of $3.53 from $23.20 at March 31, 2019[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2020.

1 See Non-GAAP Financial Measures section beginning on page 72.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net income	$83,964	$120,796
Earnings per share - basic	0.83	1.16
Earnings per share - diluted	0.83	1.16
Return on average assets	1.22%	2.12%
Return on average tangible common equity (1)	12.18	20.49
Net interest margin	4.22	4.71

(1)	See Non-GAAP Financial Measures section beginning on page 72.

	March 31, 2020	December 31, 2019
	(in thousands)
Total assets	$29,158,227	$26,821,948
Total loans, net of deferred loan fees and costs	23,166,141	21,123,296
Total deposits	24,830,681	22,796,493
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

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Non-accrual loans (1)	$86,573	$55,968
Non-performing assets	119,276	98,174
Non-accrual loans to gross loans	0.37%	0.27%
Net (recoveries) charge-offs to average loans outstanding (2)	(0.06)	0.02

(1)	Includes non-accrual HFS loans of $20.9 million at March 31, 2020.

(2)	Annualized on an actual/actual basis for the three months ended March 31, 2020. Actual year-to-date for the year ended December 31, 2019.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $29.2 billion at March 31, 2020 from $26.8 billion at December 31, 2019. The increase in total assets of $2.3 billion, or 8.7%, relates primarily to loan growth. Total loans increased by $2.0 billion, or 9.7%, to $23.2 billion as of March 31, 2020, compared to $21.1 billion as of December 31, 2019. The increase in loans from December 31, 2019 was driven by commercial and industrial loans of $1.8 billion, with smaller increases in construction and land development loans of $107.2 million, residential real estate loans of $92.0 million, and CRE, non-owner occupied loans of $47.1 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $27.9 million.

Total deposits increased $2.0 billion, or 8.9%, to $24.8 billion as of March 31, 2020 from $22.8 billion as of December 31, 2019. The increase in deposits from December 31, 2019 was driven by an increase of $1.3 billion in non-interest bearing demand deposits and $817.9 million in interest bearing demand deposits. These increases were offset in part by a decrease in savings and money market accounts of $142.7 million.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$307,216	$291,168	$16,048
Interest expense	38,196	43,832	(5,636)
Net interest income	269,020	247,336	21,684
Provision for credit losses	51,176	4,536	46,640
Net interest income after provision for credit losses	217,844	242,800	(24,956)
Non-interest income	5,109	15,410	(10,301)
Non-interest expense	120,481	111,878	8,603
Income before provision for income taxes	102,472	146,332	(43,860)
Income tax expense	18,508	25,536	(7,028)
Net income	$83,964	$120,796	$(36,832)
Earnings per share - basic	$0.83	$1.16	$(0.33)
Earnings per share - diluted	$0.83	$1.16	$(0.33)
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

The following table shows the components of operating PPNR for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total non-interest income	$5,109	$15,410
Less:
Gain (loss) on sales of investment securities, net (1)	72	—
Fair value (loss) gain adjustments on assets measured at fair value, net (1)	(11,300)	2,834
Total operating non-interest income	16,337	12,576
Plus: net interest income	269,020	247,336
Net operating revenue	$285,357	$259,912
Total non-interest expense	$120,481	$111,878
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(1,452)	97
Total operating non-interest expense	$121,933	$111,781
Operating pre-provision net revenue	$163,424	$148,131
Plus:
Revenue adjustments	(11,228)	2,834
Less:
Provision for credit losses	51,176	4,536
Expense adjustments	(1,452)	97
Income before provision for income taxes	102,472	146,332
Income tax expense	18,508	25,536
Net income	$83,964	$120,796

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-operational items.
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Total operating non-interest expense	$121,933	$111,781

Divided by:
Total net interest income	$269,020	$247,336
Plus:
Tax equivalent interest adjustment	6,453	6,094
Operating non-interest income	16,337	12,576
Net operating revenue - TEB	$291,810	$266,006

Operating efficiency ratio - TEB	41.8%	42.0%

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

	March 31, 2020	December 31, 2019
	(dollars and shares in thousands)
Total stockholders' equity	$2,999,633	$3,016,748
Less: goodwill and intangible assets	297,234	297,608
Total tangible stockholders' equity	2,702,399	2,719,140
Plus: deferred tax - attributed to intangible assets	1,861	1,921
Total tangible common equity, net of tax	$2,704,260	$2,721,061

Total assets	$29,158,227	$26,821,948
Less: goodwill and intangible assets, net	297,234	297,608
Tangible assets	28,860,993	26,524,340
Plus: deferred tax - attributed to intangible assets	1,861	1,921
Total tangible assets, net of tax	$28,862,854	$26,526,261

Tangible common equity ratio	9.4%	10.3%
Common shares outstanding	101,153	102,524
Book value per share	$29.65	$29.42
Tangible book value per share, net of tax	26.73	26.54

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of March 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$3,038,164	$3,016,748
Less:
Non-qualifying goodwill and intangibles	295,373	295,607
Disallowed deferred tax asset	614	2,243
AOCI related adjustments	27,311	21,379
Unrealized gain on changes in fair value liabilities	10,187	3,629
Common Equity Tier 1	$2,704,679	$2,693,890
Divided by: Risk-weighted assets	$27,066,840	$25,390,142
Common Equity Tier 1 ratio	10.0%	10.6%

Common Equity Tier 1	$2,704,679	$2,693,890
Plus: Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$2,786,179	$2,775,390
Divided by: Tangible average assets	$27,284,648	$26,110,275
Tier 1 leverage ratio	10.2%	10.6%

Total Capital:
Tier 1 capital	$2,786,179	$2,775,390
Plus:
Subordinated debt	325,000	305,732
Adjusted allowances for credit losses	217,408	176,752
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$542,408	$482,484
Total capital	$3,328,587	$3,257,874
Total capital ratio	12.3%	12.8%

Classified assets to Tier 1 capital plus allowance:
Classified assets	$247,082	$171,246
Divided by: Tier 1 capital	2,786,179	2,775,390
Plus: Adjusted allowances for credit losses	217,408	176,752
Total Tier 1 capital plus adjusted allowances for credit losses	$3,003,588	$2,952,142
Classified assets to Tier 1 capital plus allowance (1)	8.2%	5.8%

(1)
Upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the allowance for credit losses has been modified to also include amounts related to unfunded loan commitments and investment securities. Prior period amounts have been restated to conform to current presentation.

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$9,651,147	$124,653	5.32%	$7,538,711	$109,089	6.03%
CRE - non-owner-occupied	5,237,989	68,913	5.30	4,211,088	62,441	6.03
CRE - owner-occupied	2,281,298	29,191	5.24	2,327,495	30,084	5.35
Construction and land development	2,005,956	32,257	6.50	2,178,312	39,704	7.41
Residential real estate	2,158,179	20,794	3.88	1,391,109	16,567	4.83
Consumer	55,379	754	5.48	62,367	933	6.07
Loans held for sale	21,793	324	5.98	—	—	—
Total loans (1), (2), (3)	21,411,741	276,886	5.27	17,709,082	258,818	6.02
Securities:
Securities - taxable	2,889,253	17,247	2.40	2,762,640	20,336	2.99
Securities - tax-exempt	1,164,259	10,120	4.40	895,582	8,798	4.98
Total securities (1)	4,053,512	27,367	2.98	3,658,222	29,134	3.47
Other	802,051	2,963	1.49	450,837	3,216	2.89
Total interest earning assets	26,267,304	307,216	4.80	21,818,141	291,168	5.53
Non-interest earning assets
Cash and due from banks	196,065			162,167
Allowance for credit losses	(192,685)			(154,249)
Bank owned life insurance	174,375			170,480
Other assets	1,158,884			1,112,937
Total assets	$27,603,943			$23,109,476
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$3,098,453	$4,501	0.58%	$2,495,848	$5,583	0.91%
Savings and money market accounts	9,033,398	17,650	0.79	7,446,639	22,007	1.20
Certificates of deposit	2,346,043	10,365	1.78	1,817,787	8,198	1.83
Total interest-bearing deposits	14,477,894	32,516	0.90	11,760,274	35,788	1.23
Short-term borrowings	148,206	431	1.17	315,755	1,939	2.49
Qualifying debt	395,120	5,249	5.34	363,044	6,105	6.82
Total interest-bearing liabilities	15,021,220	38,196	1.02	12,439,073	43,832	1.43
Interest cost of funding earning assets			0.58			0.82
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	8,869,690			7,555,584
Other liabilities	643,041			424,998
Stockholders’ equity	3,069,992			2,689,821
Total liabilities and stockholders' equity	$27,603,943			$23,109,476
Net interest income and margin (4)		$269,020	4.22%		$247,336	4.71%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $6.5 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Included in the yield computation are net loan fees of $15.5 million and $12.3 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2020 versus 2019
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$27,284	$(11,720)	$15,564
CRE - non-owner occupied	13,510	(7,038)	6,472
CRE - owner-occupied	(591)	(302)	(893)
Construction and land development	(2,772)	(4,675)	(7,447)
Residential real estate	7,391	(3,164)	4,227
Consumer	(95)	(84)	(179)
Loans held for sale	324	—	324
Total loans	45,051	(26,983)	18,068
Securities:
Securities - taxable	756	(3,845)	(3,089)
Securities - tax-exempt	2,335	(1,013)	1,322
Total securities	3,091	(4,858)	(1,767)
Other	1,297	(1,550)	(253)
Total interest income	49,439	(33,391)	16,048

Interest expense:
Interest-bearing transaction accounts	$875	$(1,957)	$(1,082)
Savings and money market	3,100	(7,457)	(4,357)
Certificates of deposit	2,334	(167)	2,167
Short-term borrowings	(487)	(1,021)	(1,508)
Qualifying debt	426	(1,282)	(856)
Total interest expense	6,248	(11,884)	(5,636)

Net increase	$43,191	$(21,507)	$21,684

(1)	Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2020, interest income was $307.2 million, an increase of $16.0 million, or 5.5%, compared to $291.2 million for the three months ended March 31, 2019. This increase was primarily the result of a $3.7 billion increase in the average loan balance, which drove an $18.1 million increase in loan interest income for the three months ended March 31, 2020. This increase was offset in part by a decrease in interest income from investment securities of $1.8 million for the comparable period primarily due to a decrease in interest rates from March 31, 2019, which outweighed the $395.3 million increase in the average securities balance.
For the three months ended March 31, 2020, interest expense was $38.2 million, a decrease of $5.6 million, or 12.9%, compared to $43.8 million for the three months ended March 31, 2019. Interest expense on deposits decreased $3.3 million for the same period despite an increase in average interest-bearing deposits of $2.7 billion as repricing efforts in a lower rate environment drove a 33 basis point reduction in average cost of interest-bearing deposits.
For the three months ended March 31, 2020, net interest income was $269.0 million, an increase of $21.7 million, or 8.8%, compared to $247.3 million for the three months ended March 31, 2019. The increase in net interest income reflects a $4.4 billion increase in average interest-earning assets, partially offset by an increase of $2.6 billion in average interest-bearing liabilities. The decrease in net interest margin of 49 basis points to 4.22% is the result of decreased yields on loans and investment securities, partially offset by lower deposit and funding costs for the three months ended March 31, 2020 compared to the same period in 2019.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and upon the adoption of CECL, includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios. For the three months ended March 31, 2020, the provision for credit losses was $51.2 million, compared to $4.5 million for the three months ended March 31, 2019. The significant increase in the provision for credit losses from the three months ended March 31, 2019 was due to a $2.0 billion increase in loans, together with the adoption of the new CECL accounting standard. This standard changes the methodology for estimating credit losses on financial instruments from an incurred loss model to an expected total loss model. This results in the recognition of expected losses over the life of loans and HTM investment securities at the time that the loan is originated or the security is purchased, rather than after a loss has been incurred, which results in an acceleration in the timing of loss recognition. Further, as the Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses, the current uncertainty in the overall economy has also contributed to an increased provision for credit losses for the three months ended March 31, 2020.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Service charges and fees	$6,404	$5,412	$992
Income from equity investments	3,766	2,009	1,757
Card income	1,717	1,841	(124)
Foreign currency income	1,328	1,095	233
Income from bank owned life insurance	962	981	(19)
Lending related income and gains (losses) on sale of loans, net	648	251	397
Gain (loss) on sales of investment securities, net	72	—	72
Fair value (loss) gain adjustments on assets measured at fair value, net	(11,300)	2,834	(14,134)
Other income	1,512	987	525
Total non-interest income	$5,109	$15,410	$(10,301)
Total non-interest income for the three months ended March 31, 2020 compared to the same period in 2019 decreased by $10.3 million. The decrease in non-interest income is due primarily to a net fair value loss adjustment on assets measured at fair value of $11.3 million for the three months ended March 31, 2020, compared to a net fair value gain adjustment of $2.8 million for the same period in 2019, which predominately relates to valuation declines on preferred stock holdings of other banking companies. This $14.1 million decrease was offset in part by increases in income from equity investments, service charges and fees, and other non-interest income. Income from equity investments increased $1.8 million from the three months ended March 31, 2019 primarily related to a $2.5 million increase in equity income from SBIC investments, net of a $0.7 million decrease in warrant income. The increases in service charges and fees of $1.0 million is due to continued growth in the Company's deposit base. Other non-interest income also increased $0.5 million from the three months ended March 31, 2019 due to an increase in rental income on equipment leases.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$72,064	$68,556	$3,508
Legal, professional, and directors' fees	10,402	7,532	2,870
Data processing	8,603	6,675	1,928
Occupancy	8,225	8,227	(2)
Deposit costs	7,338	5,724	1,614
Insurance	2,998	2,809	189
Business development	2,281	2,085	196
Loan and repossessed asset expenses	1,462	2,006	(544)
Marketing	904	741	163
Card expense	743	634	109
Intangible amortization	373	387	(14)
Net (gain) loss on sales / valuations of repossessed and other assets	(1,452)	97	(1,549)
Other expense	6,540	6,405	135
Total non-interest expense	$120,481	$111,878	$8,603
Total non-interest expense for the three months ended March 31, 2020 compared to the same period in 2019 increased $8.6 million, or 7.7%. This increase primarily relates to salaries and employee benefits, legal, professional and directors' fees and data processing, which have increased as the Company supports its continued growth. Deposit costs also increased $1.6 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily related to an increase in deposit earnings credits paid to account holders. The overall increase in non-interest expenses was offset in part by a $1.5 million gain on the sale of an OREO property during the three months ended March 31, 2020.
Income Taxes
The Company's effective tax rate was 18.06% and 17.45% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate from the three months ended March 31, 2019 is due primarily to a smaller benefit from the excess stock compensation deduction in 2020.
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

The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2020	(in millions)
Loans, net of deferred loan fees and costs	$23,166.2	$3,960.3	$2,296.5	$2,263.2	$1,429.2
Deposits	24,830.7	6,529.5	4,245.2	3,027.6	2,508.7

At December 31, 2019
Loans, net of deferred loan fees and costs	$21,123.3	$3,847.9	$2,252.5	$2,253.9	$1,311.2
Deposits	22,796.5	5,384.7	4,350.1	2,585.3	2,373.6

	(in thousands)
Three Months Ended March 31, 2020
Pre-tax income	$102,472	$36,647	$27,181	$14,900	$10,314

Three Months Ended March 31, 2019
Pre-tax income	$146,332	$34,338	$25,355	$16,162	$12,482

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At March 31, 2020	(in millions)
Loans, net of deferred loan fees and costs	$233.5	$1,659.2	$2,054.1	$1,978.4	$7,288.3	$3.5
Deposits	3,539.6	—	4,154.5	—	51.1	774.5

At December 31, 2019
Loans, net of deferred loan fees and costs	$237.2	$1,635.6	$1,552.0	$1,930.8	$6,098.7	$3.5
Deposits	3,210.1	0.1	3,771.5	—	36.9	1,084.2

	(in thousands)
Three Months Ended March 31, 2020
Pre-tax income	$11,603	$1,119	$13,091	$5,213	$16,860	$(34,456)

Three Months Ended March 31, 2019
Pre-tax income	$12,304	$1,557	$21,793	$9,747	$14,034	$(1,440)

BALANCE SHEET ANALYSIS
Total assets increased $2.3 billion, or 8.7%, to $29.2 billion at March 31, 2020, compared to $26.8 billion at December 31, 2019. The increase in total assets relates primarily to organic loan growth. Loans increased $2.0 billion, or 9.7%, to $23.2 billion at March 31, 2020, compared to $21.1 billion at December 31, 2019. The increase in loans from December 31, 2019 was driven by commercial and industrial loans of $1.8 billion, with smaller increases in construction and land development loans of $107.2 million, residential real estate loans of $92.0 million, and CRE, non-owner occupied loans of $47.1 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $27.9 million.
Total liabilities increased $2.4 billion, or 9.9%, to $26.2 billion at March 31, 2020, compared to $23.8 billion at December 31, 2019. The increase in liabilities is due primarily to an increase in total deposits of $2.0 billion, or 8.9%, to $24.8 billion. The increase in deposits from December 31, 2019 was driven by an increase of $1.3 billion in non-interest bearing demand deposits and $817.9 million in interest bearing demand deposits. These increases were offset in part by a decrease in savings and money market accounts of $142.7 million. In addition, overnight borrowings increased by $308.0 million.
Total stockholders’ equity decreased by $17.1 million, or 0.6%, to $3.0 billion at March 31, 2020 from December 31, 2019. The decrease in stockholders' equity is due primarily to share repurchases and cash dividends to shareholders, as well as the impact of the adoption of CECL. These decreases were offset in part by net income for the three months ended March 31, 2020 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2020	December 31, 2019
	(in thousands)
Debt securities
CDO	$7,351	$10,142
Commercial MBS issued by GSEs	104,641	94,253
Corporate debt securities	87,894	99,961
LIHTC development bonds	30,000	—
Municipal securities	6,683	7,773
Private label residential MBS	1,180,517	1,129,227
Residential MBS issued by GSEs	1,494,296	1,412,060
Tax-exempt	1,224,486	1,039,962
Trust preferred securities	23,557	27,040
U.S. government sponsored agency securities	—	10,000
U.S. treasury securities	1,001	999
Total debt securities	$4,160,426	$3,831,417

Equity securities
CRA investments	$53,104	$52,504
Preferred stock	78,054	86,197
Total equity securities	$131,158	$138,701

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

March 31, 2020
(in thousands)
Commercial and industrial	$6,861,344
Small balance commercial	321,352
CRE - owner occupied	1,821,976
Small balance CRE - owner occupied	252,439
CRE - non-owner occupied	5,260,641
Residential	2,172,765
Construction and land development	2,011,293
Warehouse lending	2,546,940
Municipal & nonprofit	1,659,167
Other	237,351
Total loans HFI	23,145,268
Allowance for credit losses	(235,329)
Total loans HFI, net of allowance	$22,909,939

December 31, 2019
(in thousands)
Commercial and industrial	$9,382,043
Commercial real estate - non-owner occupied	5,245,634
Commercial real estate - owner occupied	2,316,913
Construction and land development	1,952,156
Residential real estate	2,147,664
Consumer	57,083
Loans, net of deferred loan fees and costs	21,101,493
Allowance for credit losses	(167,797)
Total loans HFI	$20,933,696
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. Net deferred loan fees of $53.1 million and $47.7 million reduced the carrying value of loans as of March 31, 2020 and December 31, 2019, respectively. Net unamortized purchase premiums on secondary market loan purchases of $30.3 million and $29.9 million increased the carrying value of loans as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, the Company also had $20.9 million and $21.8 million of HFS loans, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2020 and December 31, 2019, CRE related loans accounted for approximately 42% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 30% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2020 and December 31, 2019, respectively.

Non-performing Assets
Total non-performing loans increased by $24.3 million, or 28.8%, at March 31, 2020 to $108.6 million from $84.3 million at December 31, 2019. This increase is primarily related to HFS loans of $20.9 million moving to nonaccrual status at March 31, 2020.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Total nonaccrual loans (1)	$86,573	$55,968
Loans past due 90 days or more on accrual status	—	—
Accruing troubled debt restructured loans	22,056	28,356
Total nonperforming loans	$108,629	$84,324
Other assets acquired through foreclosure, net	$10,647	$13,850
Nonaccrual HFI and HFS loans to funded HFI loans	0.37%	0.27%
Nonaccrual HFI loans to funded HFI loans	0.28%	0.27%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—

(1)	Includes non-accrual TDR loans of $4.5 million and $10.6 million at March 31, 2020 and December 31, 2019, respectively, and non-accrual HFS loans of $20.9 million at March 31, 2020.
Interest income that would have been recorded under the original terms of non-accrual loans was $0.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
The composition of nonaccrual HFI loans by loan type and by segment were as follows:

	March 31, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$17,369	26.45%	0.07%
Small balance commercial	3,570	5.43	0.02
CRE - owner occupied	8,660	13.18	0.04
Small balance CRE - owner occupied	3,224	4.91	0.01
CRE - non-owner occupied	24,929	37.94	0.11
Residential	5,783	8.80	0.02
Construction and land development	—	—	—
Warehouse lending	—	—	—
Municipal & nonprofit	2,083	3.17	0.01
Other	82	0.12	—
Total non-accrual loans	$65,700	100.00%	0.28%

	December 31, 2019
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$24,501	43.77%	0.12%
Commercial real estate	23,720	42.38	0.11
Construction and land development	2,147	3.84	0.01
Residential real estate	5,600	10.01	0.03
Consumer	—	—	—
Total non-accrual loans	$55,968	100.00%	0.27%

	March 31, 2020		December 31, 2019
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$24,930	0.63%	$29,062	0.76%
Nevada	1,594	0.07	8,001	0.36
Southern California	8,697	0.38	1,759	0.08
Northern California	16,935	1.18	5,193	0.40
HOA Services	82	0.04	—	—
Public & Nonprofit Finance	2,083	0.13	2,147	0.13
Technology and Innovation	6,998	0.34	5,867	0.38
Other NBLs	4,381	0.06	3,939	0.06
Total non-accrual loans	$65,700	0.28%	$55,967	0.27%
Troubled Debt Restructured Loans
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
Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended March 31, 2020
	Balance, January 1, 2020		Provision Expense (Reversal) (1)	Writeoffs	Recoveries	Balance, March 31, 2020
	(in thousands)
Commercial and industrial	$116,518		$39,450	$—	$(1,223)	$157,191
Small balance commercial	1,660		1,264	55	(70)	2,939
CRE - owner occupied	9,852		61	—	(2)	9,915
Small balance CRE - owner occupied	568		72	—	(2)	642
CRE - non-owner occupied	24,607		6,425	—	(1,930)	32,962
Residential	3,814		(2,547)	—	(12)	1,279
Construction and land development	6,218		927	—	(10)	7,155
Warehouse lending	246		156	—	—	402
Municipal & nonprofit	17,397		(1,231)	—	—	16,166
Other	6,045		664	42	(11)	6,678
Total	$186,925	186,925	$45,241	$97	$(3,260)	$235,329

Net (recoveries) to average loans outstanding	(0.06)%
Allowance for credit losses to funded HFI loans	1.02

(1)	Includes an estimate of future recoveries.

	Three Months Ended March 31, 2019
	Balance, December 31, 2018	Charge-offs	Recoveries	Provision Expense (Reversal)	Balance, March 31, 2019
	(in thousands)
Construction and land development	$22,513	$—	$(55)	$3,515	$26,083
Commercial real estate	34,829	—	(453)	2,585	37,867
Residential real estate	11,276	188	(93)	1,825	13,006
Commercial and industrial	83,118	2,124	(477)	(4,217)	77,254
Consumer	981	1	(5)	(208)	777
Total	$152,717	$2,313	$(1,083)	$3,500	$154,987

Net charge-offs to average loans outstanding	0.03%
Allowance for credit losses to funded HFI loans	0.86
The following table summarizes the allocation of the allowance for credit losses by loan type.

	March 31, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in thousands)
Commercial and industrial	$157,191	66.80%	29.6%
Small balance commercial	2,939	1.25	1.4
CRE - owner occupied	9,915	4.21	7.9
Small balance CRE - owner occupied	642	0.27	1.1
CRE - non-owner occupied	32,962	14.01	22.7
Residential	1,279	0.54	9.4
Construction and land development	7,155	3.04	8.7
Warehouse lending	402	0.17	11.0
Municipal & nonprofit	16,166	6.87	7.2
Other	6,678	2.84	1.0
Total	$235,329	100.00%	100.0%

	December 31, 2019
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in thousands)
Commercial and industrial	$82,302	49.05%	44.5%
Commercial Real Estate	47,273	28.17	35.8
Construction and Land Development	23,894	14.24	9.2
Residential Real Estate	13,714	8.17	10.2
Consumer	614	0.37	0.3
Total	$167,797	100.00%	100.0%

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report for the year ended December 31, 2019. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing:

	March 31, 2020
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	49	$36,500	35.15%	0.16%
Small balance commercial	23	2,248	2.16	0.01
CRE - owner occupied	7	6,358	6.12	0.03
Small balance CRE - owner occupied	7	3,766	3.63	0.02
CRE - non-owner occupied	7	35,096	33.80	0.15
Residential	1	720	0.69	—
Construction and land development	6	18,482	17.80	0.08
Warehouse lending	—	—	—	—
Municipal & nonprofit	—	—	—	—
Other	19	675	0.65	—
Total	119	$103,845	100.00%	0.45%

	December 31, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	73	$96,464	43.06%	0.46%
Commercial real estate	37	107,839	48.14	0.51
Construction and land development	10	18,971	8.47	0.09
Residential real estate	3	727	0.33	0.00
Consumer	1	10	—	0.00
Total	124	$224,011	100.00%	1.06%
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $297.2 million at March 31, 2020, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2020 and 2019, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of March 31, 2020, the net deferred tax asset was $27.5 million, an increase of $9.5 million from December 31, 2019. This overall increase in the net deferred tax asset was primarily the result of an increase in the allowance for credit losses resulting from adoption of the new CECL accounting guidance, which increased the deferred tax asset by $8.7 million.
At March 31, 2020 and December 31, 2019, the Company had no deferred tax valuation allowance.

Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $24.8 billion at March 31, 2020, from $22.8 billion at December 31, 2019, an increase of $2.0 billion, or 8.9%. The increase in deposits is attributable to an increase across most deposit types, with the largest increases in non-interest bearing demand deposits of $1.3 billion and interest bearing demand deposits of $817.9 million, partially offset by a decrease in savings and money market accounts of $142.7 million.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2020 and December 31, 2019, the Company also has $770.4 million and $1.1 billion, respectively, of wholesale brokered deposits. In addition, deposits for which the Company provides account holders with earnings credits and referral fees totaled $4.6 billion and $3.1 billion at March 31, 2020 and December 31, 2019, respectively. The Company incurred $7.0 million and $5.5 million in deposit related costs during the three months ended March 31, 2020 and 2019, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2020		2019
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$3,098,453	0.58%	$2,495,848	0.91%
Savings and money market accounts	9,033,398	0.79	7,446,639	1.20
Certificates of deposit	2,346,043	1.78	1,817,787	1.83
Total interest-bearing deposits	14,477,894	0.90	11,760,274	1.23
Non-interest-bearing demand deposits	8,869,690	—	7,555,584	—
Total deposits	$23,347,584	0.56%	$19,315,858	0.75%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2020, total short-term borrowed funds consist of federal funds purchased of $308.0 million and customer repurchase agreements of $23.0 million. At December 31, 2019, total short-term borrowed funds consisted of customer repurchase agreements of $16.7 million.
As of March 31, 2020 and December 31, 2019, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2020, the carrying value of qualifying debt was $389.9 million, compared to $393.6 million at December 31, 2019.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 11. Commitments and Contingencies" to the Unaudited Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of March 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of March 31, 2020 and December 31, 2019, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
March 31, 2020
WAL	$3,328,587	$2,786,179	$27,066,840	$27,284,648	12.3%	10.3%	10.2%	10.0%
WAB	3,087,322	2,719,914	27,113,730	27,323,372	11.4	10.0	10.0	10.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2019
WAL	$3,257,874	$2,775,390	$25,390,142	$26,110,275	12.8%	10.9%	10.6%	10.6%
WAB	3,030,301	2,703,549	25,452,261	26,134,431	11.9	10.6	10.3	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and all amendments thereto, as filed with the SEC.

During the first quarter of 2020, the Company adopted the ASUs related to credit losses, which include ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new standards significantly change the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future period evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" for a detailed discussion of the Company's methodologies for estimating expected credit losses.
There were no other material changes to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity
Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in the Company's business operations or unanticipated events, including the ongoing COVID-19 pandemic.
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
While the Company does not anticipate any need for additional liquidity, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken additional actions to ensure the strength of its liquidity position. These actions include establishing a Federal Reserve lending facility in connection with funding loans to small and medium-sized businesses and suspending stock repurchases from April 17, 2020 through the end of the second quarter 2020. In addition, the Company is also in a position to pledge additional collateral to increase its borrowing capacity with the FRB, if necessary.
The following table presents the available and outstanding balances on the Company's lines of credit:

	March 31, 2020
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$1,420.0	$—

In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2020 are presented in the following table:

March 31, 2020
(in millions)
FHLB:
Borrowing capacity	$4,380.2
Outstanding borrowings	—
Letters of credit	21.0
Total available credit	$4,359.2

FRB:
Borrowing capacity	$1,264.1
Outstanding borrowings	—
Total available credit	$1,264.1
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2020, there was $3.1 billion in liquid assets, comprised of $415.7 million in cash, cash equivalents, and $2.6 billion in unpledged marketable securities. At December 31, 2019, the Company maintained $2.9 billion in liquid assets, comprised of $434.6 million of cash, cash equivalents, and money market investments, and $2.5 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2020, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2020 and 2019, net cash provided by operating activities was $124.0 million and $151.3 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the three months ended March 31, 2020 and 2019 was $2.0 billion and $0.4 billion, respectively. There was a net decrease in investment securities for the three months ended March 31, 2020 and 2019 of $353.7 million and $63.3 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2020 and 2019, net deposits increased $2.0 billion and $1.0 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the

Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $190.0 million, respectively, through one participating financial institution or, a combined total of $240.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2020, the Company has $411.7 million of CDARS and $993.1 million of ICS deposits.
As of March 31, 2020, the Company has $770.4 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2020, WAB paid dividends to the Parent of $95.0 million. Subsequent to March 31, 2020, WAB paid dividends to the Parent of $35.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Financial Statements for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.

Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K. In response to the COVID-19 pandemic, the CARES Act was signed into law by President Trump on March 27, 2020. The CARES Act provides for approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions and will be implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.
Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including the Bank. The following description is qualified in its entirety by reference to the full text of CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance will be implemented over time and most will be subject to implementing regulations over the course of the coming weeks. The Company will continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.
CARES Act
Paycheck Protection Program. The CARES Act amends the SBA loan program, which the Bank participates in, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. Nearly $660 billion in funds have been authorized for the PPP, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans' organizations, and tribal businesses. The Company is a participating lender in the PPP.
Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.
Debt Guarantees, Account Insurance Increase, and Temporary Lending Limit Relief. The CARES Act also authorized several key initiatives directly applicable to federal bank regulatory authorities, including (i) the establishment of a program by the FDIC to guarantee the debt obligations of solvent insured depository institutions and their affiliates (including their holding companies) through December 31, 2020 and (ii) an increase by the FDIC and the National Credit Union Association to the insurance coverage on any noninterest-bearing transaction accounts through December 31, 2020.
Payroll Tax Credit and Deferral. The CARES Act contains several business relief provisions, including an employee retention credit and an employer payroll tax deferral option. The employee retention credit is a refundable credit that is equal to 50 percent of the qualified wages paid after March 12, 2020 through December 31, 2020 for each employee of an eligible employer. The credit is calculated on a calendar quarter basis and is applied against applicable employment taxes of the eligible employer, limited to the employer portion of the Social Security tax.
The CARES Act also allows for a deferral of applicable employment taxes, which is similar to the employee retention credit, but is limited to the employer portion of the Social Security tax. Payment of the tax is deferred, with 50 percent of the tax payable on December 31, 2021 and the remaining 50 percent of the tax payable on December 31, 2022. The deferral applies to the applicable share of Social Security taxes for the period from March 27, 2020 through December 31, 2020. The Company is still assessing the applicability of these provisions and has not yet determined whether it will elect to take advantage of these benefits.
Federal Reserve Programs and Initiatives.
The CARES Act encourages the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities, including (i) a Midsize Business/Nonprofit

Organization Program to provide financing to banks and other lenders to make direct loans to eligible businesses and nonprofit organizations with between 500 and 10,000 employees and (ii) the Municipal Liquidity Facility, provide liquidity to the financial system that supports states and municipalities. On April 9, 2020, the Federal Reserve announced and solicited comments regarding the Main Street Lending Program, which would implement certain of these recommendations. Further action regarding the Main Street Lending Program is expected soon.
Separately and in response to COVID-19, the Federal Reserve’s FOMC has set the federal funds target rate - i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis - to a historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%. Consistent with Federal Reserve policy, the Federal Reserve has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.
In addition, the Federal Reserve has expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 outbreak: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The Federal Reserve has also established two new program facilities - the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility - to broaden its support for the flow of credit to households and businesses during COVID-19.
Temporary Regulatory Capital Relief related to Impact of CECL
Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company intends to elect this capital relief option.
Temporary Bank Secrecy Act Reporting Relief
The U.S. Department of the Treasury’s FinCEN has provided targeted relief from certain BSA reporting requirements and have provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN has (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require re-verification under applicable BSA requirements, unless re-verification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation of its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name.

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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2020, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2020, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,136,416	$1,205,293	$1,321,469	$1,465,115
Interest Expense	62,426	98,690	167,463	236,208
Net Interest Income	$1,073,990	$1,106,603	$1,154,006	$1,228,907
% Change	(2.9)%		4.3%	11.1%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,168,610	$1,205,293	$1,255,363	$1,313,368
Interest Expense	76,783	98,690	115,099	130,776
Net Interest Income	$1,091,827	$1,106,603	$1,140,264	$1,182,592
% Change	(1.3)%		3.0%	6.9%
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
At March 31, 2020, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2020:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$29,645,664	$29,197,447	$28,669,371	$28,152,076	$27,662,687	$27,202,544
Liabilities	24,646,085	24,000,750	23,423,839	22,922,668	22,487,081	22,105,394
Net Present Value	$4,999,579	$5,196,697	$5,245,532	$5,229,408	$5,175,606	$5,097,150
% Change	(3.8)%		0.9%	0.6%	(0.4)%	(1.9)%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2020 and December 31, 2019:
Outstanding Derivatives Positions

March 31, 2020			December 31, 2019
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$871,298	$(90,675)	15.9	$872,595	$(53,667)	16.1

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2020, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of the material risks and uncertainties that could adversely affect our business and impact our results of operations or financial condition. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K.
The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted our business and results and could have a more material adverse impact on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Arizona, where we are headquartered, and California and Nevada, in which we have significant operations, have declared states of emergency.
Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. Impacts to our business have included the transition of a significant portion of our workforce to home locations, an increases in costs due to additional health and safety precautions implemented at our branches, and an increase in draws on unfunded loan commitments and requests for forbearance and loan modifications. To the extent that commercial and social restrictions remain in place or increase, our expenses, delinquencies, foreclosures and credit losses may materially increase. In addition, the unprecedented nature of COVID-19 related disruptions heighten the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, and therefore increases the risk that the assumptions, judgments and estimates used to determine the appropriate allowance for future credit losses may prove to be incorrect, resulting in actual credit losses that exceed the Company’s recorded allowance.
Unfavorable economic conditions may also make it more difficult for us to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to adversely impact accounting estimates that we use to determine our allowance and provision for credit losses. Such conditions could also impact the value of assets we carry on our balance sheet such as goodwill, and cause the value of collateral associated with our existing loans to decline. Further, certain debt and equity instruments may experience significant fluctuations in value due to market disruption, widening of credit spreads, and governmental purchase intervention.
In addition, in March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in part as a result of the pandemic. Sudden or unexpectedly large changes in interest rates could impact our ability to effectively manage our interest rate risk and could result in maturity imbalances in our assets and liabilities. A prolonged period of very low interest rates or an increase in interest rates that affect our borrowers' ability to repay loans could reduce our net interest income and have a material adverse impact on our cash flows.
While we have taken and are continuing to take actions to protect the safety and well-being of our employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers and borrowers. In addition, as a result of the pandemic and the related increase in remote working by our personnel and personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.
Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

•	the pandemic’s course and severity;

•
the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;

•
political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as moratoria and other suspensions of collections, foreclosures, and related obligations;

•
the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;

•	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;

•	the potential long-term impact on the tourism and hospitality industries, which could affect our hotel franchise finance business and portfolio;

•	the long-term effect of the economic downturn on our intangible assets such as our deferred tax asset and goodwill;

•	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

•	the ability of our employees and our third-party vendors to work effectively during the course of the pandemic;

•	potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and

•	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Arizona, California and Nevada;
The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including our common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility and declines.
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 will be heightened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2020	120,353	$56.73	30,901	248,279,559
February 2020	323,252	49.48	323,252	232,283,948
March 2020	1,464,985	32.15	1,415,326	187,532,081
Total	1,908,590	$36.64	1,769,479	187,532,081

(1)
Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)
The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to $250.0 million of its outstanding common stock. Due to the COVID-19 pandemic, effective as of April 17, 2020, the Company has temporarily suspended its stock repurchases through the end of the second quarter 2020.

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

WESTERN ALLIANCE BANCORPORATION

April 30, 2020	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

April 30, 2020	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

April 30, 2020	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer