Form 10-Q
period 2020-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2020-07-31
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2020, Western Alliance Bancorporation had 100,836,148 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFI	Held for Investment
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
APIC	Additional paid in capital	IRC	Internal Revenue Code
ASC	Accounting Standards Codification	ISDA	International Swaps and Derivatives Association
ASU	Accounting Standards Update	LGD	Loss Given Default
Basel III	Banking Supervision's December 2010 final capital framework	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
BSA	Bank Secrecy Act	MBS	Mortgage-Backed Securities
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MSLP	Main Street Lending Program
CDARS	Certificate Deposit Account Registry Service	NBL	National Business Lines
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CECL	Current Expected Credit Losses	NPV	Net Present Value
CEO	Chief Executive Officer	OCI	Other Comprehensive Income
CFO	Chief Financial Officer	OREO	Other Real Estate Owned
COVID-19	Coronavirus Disease 2019	OTTI	Other-than-Temporary Impairment
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	PD	Probability of Default
EAD	Exposure at Default	PPNR	Pre-Provision Net Revenue
EPS	Earnings per share	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	PPPFA	Paycheck Protection Program Flexibility Act
Exchange Act	Securities Exchange Act of 1934, as amended	REIT	Real Estate Investment Trust
FASB	Financial Accounting Standards Board	ROU	Right of use
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FHLMC	Federal Home Loan Mortgage Corporation	SEC	Securities and Exchange Commission
FinCEN	Financial Crimes Enforcement Network	SERP	Supplemental Executive Retirement Plan
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FOMC	Federal Open Market Committee	SR	Supervision and Regulation Letters
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
FVO	Fair Value Option	TEB	Tax Equivalent Basis
GAAP	U.S. Generally Accepted Accounting Principles	TSR	Total Shareholder Return
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language
GSE	Government-Sponsored Enterprise

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$189,888	$185,977
Interest-bearing deposits in other financial institutions	1,328,575	248,619
Cash, cash equivalents, and restricted cash	1,518,463	434,596
Investment securities - AFS, at fair value; amortized cost of $3,428,395 at June 30, 2020 and $3,317,928 at December 31, 2019	3,516,922	3,346,310
Investment securities - HTM, at amortized cost; fair value of $521,866 at June 30, 2020 and $516,261 at December 31, 2019	479,380	485,107
Less: allowance for credit losses	(7,649)	—
Net HTM investment securities	471,731	485,107
Investment securities - equity	138,409	138,701
Investments in restricted stock, at cost	66,661	66,509
Loans - HFS	20,213	21,803
Loans, net of deferred loan fees and costs	25,009,215	21,101,493
Less: allowance for credit losses	(310,550)	(167,797)
Net loans held for investment	24,698,665	20,933,696
Premises and equipment, net	127,818	125,838
Operating lease right of use asset	70,332	72,558
Bank owned life insurance	174,863	174,046
Goodwill and intangible assets, net	296,860	297,608
Deferred tax assets, net	34,072	18,025
Investments in LIHTC and renewable energy	438,114	409,365
Other assets	333,273	297,786
Total assets	$31,906,396	$26,821,948
Liabilities:
Deposits:
Non-interest-bearing demand	$12,235,975	$8,537,905
Interest-bearing	15,308,611	14,258,588
Total deposits	27,544,586	22,796,493
Customer repurchase agreements	25,436	16,675
Other borrowings	10,000	—
Qualifying debt	617,729	393,563
Operating lease liability	76,904	78,112
Other liabilities	529,327	520,357
Total liabilities	28,803,982	23,805,200
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 103,002,697 shares issued at June 30, 2020 and 104,527,544 at December 31, 2019	10	10
Treasury stock, at cost (2,154,039 shares at June 30, 2020 and 2,003,873 shares at December 31, 2019)	(70,583)	(62,728)
Additional paid in capital	1,376,859	1,374,141
Accumulated other comprehensive income	73,677	25,008
Retained earnings	1,722,451	1,680,317
Total stockholders’ equity	3,102,414	3,016,748
Total liabilities and stockholders’ equity	$31,906,396	$26,821,948
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$289,576	$270,349	$566,462	$529,167
Investment securities	27,155	27,823	53,455	56,001
Dividends	1,293	1,530	2,908	3,163
Other	214	3,146	2,629	5,685
Total interest income	318,238	302,848	625,454	594,016
Interest expense:
Deposits	15,005	41,888	47,521	77,676
Other borrowings	35	33	70	1,310
Qualifying debt	4,712	6,008	9,961	12,113
Other	86	238	482	900
Total interest expense	19,838	48,167	58,034	91,999
Net interest income	298,400	254,681	567,420	502,017
Provision for credit losses	92,000	6,964	143,176	11,500
Net interest income after provision for credit losses	206,400	247,717	424,244	490,517
Non-interest income:
Income from bank owned life insurance	6,670	978	7,632	1,959
Service charges and fees	5,130	5,821	11,534	11,233
Income from equity investments	1,311	868	5,077	2,877
Card income	1,178	1,625	2,895	3,466
Foreign currency income	1,159	1,148	2,487	2,243
Lending related income and gains (losses) on sale of loans, net	719	553	1,367	804
Gain (loss) on sales of investment securities, net	158	—	230	—
Fair value gain (loss) adjustments on assets measured at fair value, net	4,432	1,572	(6,868)	4,406
Other income	513	1,653	2,025	2,640
Total non-interest income	21,270	14,218	26,379	29,628
Non-interest expense:
Salaries and employee benefits	69,634	65,794	141,698	134,350
Legal, professional, and directors' fees	10,669	11,105	21,071	18,637
Data processing	8,577	6,793	17,180	13,468
Occupancy	8,101	7,761	16,326	15,988
Deposit costs	3,514	7,669	10,852	13,393
Insurance	3,444	2,811	6,442	5,620
Loan and repossessed asset expenses	2,047	1,460	3,509	3,466
Marketing	869	1,057	1,773	1,798
Business development	831	1,444	3,112	3,529
Card expense	383	710	1,126	1,344
Intangible amortization	374	387	747	774
Net (gain) loss on sales / valuations of repossessed and other assets	(6)	(620)	(1,458)	(523)
Other expense	6,362	7,878	12,902	14,283
Total non-interest expense	114,799	114,249	235,280	226,127
Income before provision for income taxes	112,871	147,686	215,343	294,018
Income tax expense	19,599	24,750	38,107	50,286
Net income	$93,272	$122,936	$177,236	$243,732

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Earnings per share:
Basic	$0.93	$1.19	$1.76	$2.35
Diluted	0.93	1.19	1.76	2.34
Weighted average number of common shares outstanding:
Basic	99,792	103,019	100,560	103,523
Diluted	99,993	103,501	100,834	103,985
Dividends declared per common share	$0.25	$—	$0.50	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$93,272	$122,936	$177,236	$243,732
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(12,836), $(11,709), $(14,790), $(21,931), respectively	39,308	35,923	45,584	67,300
Unrealized (loss) gain on SERP, net of tax effect of $1, $6, $93, $12, respectively	(3)	(17)	(293)	(35)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $979, $435, $(1,159), $2,369, respectively	(3,005)	(1,334)	3,552	(7,262)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $38, $0, $56, $0, respectively	(120)	—	(174)	—
Net other comprehensive income	36,180	34,572	48,669	60,003
Comprehensive income	$129,452	$157,508	$225,905	$303,735
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, March 31, 2019	104,483	$10	$1,390,569	$(60,983)	$(8,191)	$1,399,215	$2,720,620
Net income	—	—	—	—	—	122,936	122,936
Restricted stock, performance stock units, and other grants, net	(33)	—	7,251	—	—	—	7,251
Restricted stock surrendered (1)	(3)	—	—	(151)	—	—	(151)
Stock repurchase	(793)	—	(25,783)	—	—	(8,181)	(33,964)
Other comprehensive loss, net	—	—	—	—	34,572	—	34,572
Balance, June 30, 2019	103,654	$10	$1,372,037	$(61,134)	$26,381	$1,513,970	$2,851,264

Balance, March 31, 2020	101,153	$10	$1,370,544	$(70,186)	$37,497	$1,661,768	$2,999,633
Net income	—	—	—	—	—	93,272	93,272
Exercise of stock options	1	—	27	—	—	—	27
Restricted stock, performance stock unit, and other grants, net	3	—	8,061	—	—	—	8,061
Restricted stock surrendered (1)	(11)	—	—	(397)	—	—	(397)
Stock repurchase	(297)	—	(1,773)	—	—	(7,376)	(9,149)
Dividends paid	—	—	—	—	—	(25,213)	(25,213)
Other comprehensive income, net	—	—	—	—	36,180	—	36,180
Balance, June 30, 2020	100,849	$10	$1,376,859	$(70,583)	$73,677	$1,722,451	$3,102,414

	Six Months Ended June 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734
Net income	—	—	—	—	—	243,732	243,732
Exercise of stock options	1	—	36	—	—	—	36
Restricted stock, performance stock unit, and other grants, net	614	—	13,723	—	—	—	13,723
Restricted stock surrendered (1)	(176)	—	—	(8,051)	—	—	(8,051)
Stock repurchase	(1,734)	—	(59,446)	—	—	(12,467)	(71,913)
Other comprehensive loss, net	—	—	—	—	60,003	—	60,003
Balance, June 30, 2019	103,654	$10	$1,372,037	$(61,134)	$26,381	$1,513,970	$2,851,264

Balance, December 31, 2019	102,524	$10	$1,374,141	$(62,728)	$25,008	$1,680,317	$3,016,748
Balance, January 1, 2020 (2)	102,524	10	1,374,141	(62,728)	25,008	1,655,370	2,991,801
Net income	—	—	—	—	—	177,236	177,236
Exercise of stock options	7	—	97	—	—	—	97
Restricted stock, performance stock units, and other grants, net	534	—	14,955	—	—	—	14,955
Restricted stock surrendered (1)	(150)	—	—	(7,855)	—	—	(7,855)
Stock repurchase	(2,066)	—	(12,334)	—	—	(59,335)	(71,669)
Dividends paid	—	—	—	—	—	(50,820)	(50,820)
Other comprehensive income, net	—	—	—	—	48,669	—	48,669
Balance, June 30, 2020	100,849	$10	$1,376,859	$(70,583)	$73,677	$1,722,451	$3,102,414

(1)	Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.

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

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$177,236	$243,732
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	143,176	11,500
Depreciation and amortization	9,526	8,798
Stock-based compensation	14,955	13,723
Deferred income taxes	(23,197)	3,117
Amortization of net premiums for investment securities	12,129	6,428
Amortization of tax credit investments	19,709	20,573
Amortization of operating lease right of use asset	2,846	2,585
Amortization of net deferred loan fees	(32,561)	(21,040)
Income from bank owned life insurance	(2,025)	(1,959)
(Gains) / Losses on:
Sales of investment securities	(230)	—
Assets measured at fair value, net	6,868	(4,406)
Sale of loans	—	513
BOLI	(5,607)	—
Other assets acquired through foreclosure, net	(1,472)	(627)
Valuation adjustments of other repossessed assets, net	14	99
Sale of premises, equipment, and other assets, net	—	5
Changes in other assets and liabilities, net	(37,965)	47,239
Net cash provided by operating activities	$283,402	$330,280
Cash flows from investing activities:
Investment securities - AFS
Purchases	(895,699)	(123,848)
Principal pay downs and maturities	618,903	230,729
Proceeds from sales	156,629	—
Investment securities - HTM
Purchases	(49,174)	(56,060)
Principal pay downs and maturities	8,329	4,660
Proceeds from sales	—	10,000
Equity securities carried at fair value
Purchases	(7,915)	(283)
Redemption of principal (reinvestment of dividends)	4,118	4,695
Purchase of investment tax credits	(62,535)	(38,607)
Proceeds from (purchase of) SBIC investments	3,065	(3,137)
Purchase of money market investments, net	—	(137)
Proceeds from bank owned life insurance, net	5,607	—
Purchase of restricted stock	(152)	(85)
Net increase in loans	(3,826,106)	(1,463,570)
Purchase of premises, equipment, and other assets, net	(19,718)	(9,164)
Proceeds from sale of other real estate owned and repossessed assets, net	6,413	628
Net cash used in investing activities	$(4,058,235)	$(1,444,179)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	$4,748,093	$2,262,452
Net proceeds from issuance of subordinated debt	222,093	—
Net increase (decrease) in borrowings	18,761	(499,490)
Proceeds from exercise of common stock options	97	36
Cash paid for tax withholding on vested restricted stock	(7,855)	(8,051)
Common stock repurchases	(71,669)	(71,913)
Cash dividends paid on common stock	(50,820)	—
Net cash provided by financing activities	$4,858,700	$1,683,034
Net increase in cash, cash equivalents, and restricted cash	1,083,867	569,135
Cash, cash equivalents, and restricted cash at beginning of period	434,596	498,572
Cash, cash equivalents, and restricted cash at end of period	$1,518,463	$1,067,707
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$61,534	$90,507
Income taxes, net of refunds	16,357	(26,994)
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

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term, particularly to the extent that economic conditions worsen or persist longer than expected in an adverse state, relate to: the determination of the allowance for credit losses; certain assets and liabilities carried at fair value; and accounting for income taxes.
Principles of consolidation
As of June 30, 2020, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; and BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
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
Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2020 and 2019 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
In applying the effective yield method to loans, the Company generally applies the contractual method whereby loan fees collected for the origination of loans less direct loan origination costs (net of deferred loan fees), as well as premiums and discounts and certain purchase accounting adjustments, are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. When loans are repaid, any remaining unamortized balances of premiums, discounts, or net deferred fees are recognized as interest income.
Conversely, with respect to loans originated under the PPP, the Company incorporates projected prepayments in calculating effective yield. As a result, net deferred fees are accreted into interest income faster than would be the case when applying the contractual method based upon the timing and amount of estimated forgiven loan balances. The Company expects that a majority of PPP loans will qualify for forgiveness under the SBA program, based on requested loan amounts largely representing qualifying expenses at the time of application.

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
Allowance for credit losses on loans
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets carried at amortized cost from an incurred loss model to an expected loss model. The discussion below reflects the current expected credit loss model methodology. For discussion of the former incurred loss model methodology, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of life of loan losses for the Company's loans held for investment. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a loan to present the net amount expected to be collected on the loan. Accrued interest receivable on loans, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses. Expected recoveries of amounts previously written off and expected to be written off are included in the valuation account and may not exceed the aggregate of amounts previously written off and expected to be written off. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio or particular segments of the loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan volumes, mix, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and the inputs and assumptions in economic forecasts, such as macroeconomic inputs, length of reasonable and supportable forecast periods, and reversion methods. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans and; second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

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
In determining the allowance for credit losses, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default, and exposure at default), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using multiple economic scenarios, whose outcomes are weighted based on the Company's economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models share a common definition of default, which include loans that are 90 days past due, on nonaccrual status, have a writeoff, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial and CRE, owner-occupied loan segments. Output reversion is used for the commercial and industrial and CRE, owner-occupied segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the residential, warehouse lending, and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed. Factors utilized in calculating average LGD vary for each loan segment and are further described below. Exposure at default refers to the Company's exposure to loss at the time of borrower default and is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. For most of the Company's loan segments, prepayment rate assumptions are based on a non-modeled approach that calculates the number of loans that were prepaid in full during the period divided by the total number of loans outstanding at the beginning of the period. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate considerations of current trends and conditions that are not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the allowance for credit losses for each of the loan portfolio segments identified:
Commercial and industrial
The commercial and industrial portfolio segment is comprised of commercial loans that are not collateralized by real estate. The source of repayment of these loans is generally expected to be the income that is generated from the business. The models used to estimate expected credit losses for this loan segment include a combination of a vendor model and an internally-developed model. These models incorporate both market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include the Dow Jones Index, credit spread between the BBB Bond Yield and 10-Year Treasury Bond Yield, unemployment rate, and CBOE VIX Index quarterly high. Loss given default and the prepayment rate assumption for EAD for this loan segment are driven by unemployment levels.

Commercial real estate, owner-occupied
The CRE, owner-occupied portfolio segment is comprised of commercial loans that are collateralized by real estate, where the primary source of repayment is the business that occupies the property. These loans are typically entered into for the purpose of providing real estate finance or improvement. The primary source of repayment of these loans is the income generated by the business and where rental or sale of the property may provide secondary support for the loan. These loans are sensitive to general economic conditions as well as the market valuation of CRE properties. The probability of default estimate for this loan segment is modeled using the same model as the commercial and industrial loan segment. Loss given default for this loan segment is driven by property appreciation and the prepayment rate assumption for EAD is driven by unemployment levels.
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
Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is classified in other liabilities on the Consolidated Balance Sheet. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for the Company's other loan portfolio segments described above as these unfunded commitments share similar risk characteristics with these loan portfolio segments. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company did not revise its estimates of the useful lives of its core deposit intangibles during the three and six months ended June 30, 2020 or 2019.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2020 and December 31, 2019. The estimated fair value amounts for June 30, 2020 and December 31, 2019 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) as these deposits do not have a contractual term. The carrying amount for variable rate deposit accounts approximates their fair value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities is categorized as Level 2 in the fair value hierarchy.
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
Non-interest income
Non-interest income includes service charges and fees, income from equity investments, card income, foreign currency income, income from bank owned life insurance, lending related income, net gain or loss on sales of investment securities, net fair value gain or loss adjustments on assets measured at fair value, and other income. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided in accordance with ASC 606, Revenue from Contracts with Customers. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Net unrealized gains or losses on assets measured at fair value represent fair value changes in equity securities and are accounted for in accordance with ASC 321, Investments - Equity Securities. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 842, Leases. Net gain or loss on sales/valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 14. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the new standard.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$479,380	$42,486	$—	$521,866

Available-for-sale debt securities
CDO	$50	$7,252	$—	$7,302
Commercial MBS issued by GSEs	96,556	3,854	—	100,410
Corporate debt securities	106,386	4	(13,180)	93,210
Municipal securities	10,007	86	(169)	9,924
Private label residential MBS	997,122	19,456	(792)	1,015,786
Residential MBS issued by GSEs	1,304,551	36,132	(226)	1,340,457
Tax-exempt	881,723	46,134	(913)	926,944
Trust preferred securities	32,000	—	(9,111)	22,889
Total AFS debt securities	$3,428,395	$112,918	$(24,391)	$3,516,922

Equity securities
CRA investments	$56,075	$356	$—	$56,431
Preferred stock	84,889	1,423	(4,334)	81,978
Total equity securities	$140,964	$1,779	$(4,334)	$138,409

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$485,107	$31,303	$(149)	$516,261

Available-for-sale debt securities
CDO	$50	$10,092	$—	$10,142
Commercial MBS issued by GSEs	95,062	366	(1,175)	94,253
Corporate debt securities	105,015	112	(5,166)	99,961
Municipal securities	7,494	279	—	7,773
Private label residential MBS	1,129,985	3,572	(4,330)	1,129,227
Residential MBS issued by GSEs	1,406,594	9,283	(3,817)	1,412,060
Tax-exempt	530,729	24,548	(422)	554,855
Trust preferred securities	32,000	—	(4,960)	27,040
U.S. government sponsored agency securities	10,000	—	—	10,000
U.S. treasury securities	999	—	—	999
Total AFS debt securities	$3,317,928	$48,252	$(19,870)	$3,346,310

Equity securities
CRA investments	$52,805	$—	$(301)	$52,504
Preferred stock	82,514	3,881	(198)	86,197
Total equity securities	$135,319	$3,881	$(499)	$138,701

Securities with carrying amounts of approximately $950.7 million and $962.5 million at June 30, 2020 and December 31, 2019, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at June 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale debt securities
Corporate debt securities	$30	$4,356	$13,150	$86,850	$13,180	$91,206
Municipal securities	169	7,330	—	—	169	7,330
Private label residential MBS	777	34,812	15	6,718	792	41,530
Residential MBS issued by GSEs	224	46,854	2	412	226	47,266
Tax-exempt	913	64,845	—	—	913	64,845
Trust preferred securities	—	—	9,111	22,889	9,111	22,889
Total AFS securities	$2,113	$158,197	$22,278	$116,869	$24,391	$275,066

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$149	$24,325	$—	$—	$149	$24,325
Available-for-sale debt securities
Commercial MBS issued by GSEs	$85	$9,035	$1,090	$54,604	$1,175	$63,639
Corporate debt securities	—	—	5,166	94,834	5,166	94,834
Private label residential MBS	1,776	337,285	2,554	258,791	4,330	596,076
Residential MBS issued by GSEs	1,740	385,643	2,077	150,419	3,817	536,062
Tax-exempt	422	67,150	—	—	422	67,150
Trust preferred securities	—	—	4,960	27,040	4,960	27,040
Total AFS securities	$4,023	$799,113	$15,847	$585,688	$19,870	$1,384,801

The total number of AFS securities in an unrealized loss position at June 30, 2020 is 50, compared to 158 at December 31, 2019.
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
Commercial and residential MBS issued by GSEs held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three and six months ended June 30, 2020.
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
As of June 30, 2020, no credit losses on the Company's corporate debt, tax-exempt, and municipal securities have been recognized. The Company's corporate debt and tax-exempt securities continue to be highly rated, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company is continuing to receive timely principal and interest payments on its municipal securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses. Further, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery.
The Company's private label residential MBS are non-agency collateralized mortgage obligations and primarily carry investment grade credit ratings as of June 30, 2020. These securities are secured by pools of residential mortgage loans. Credit losses have not been recognized on these securities as of June 30, 2020 as principal and interest payments on these securities continue to be made on a timely basis, credit support for these securities is considered adequate, and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery.
The Company's trust preferred securities are investment grade and the issuer continues to make timely principal and interest payments.
Based on the qualitative factors discussed above, no allowance for credit losses for the Company's AFS debt securities has been recognized as of June 30, 2020.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following tables present a rollforward by major security type of the allowance for credit losses for the Company's HTM debt securities:

	Three Months Ended June 30, 2020
	Balance, March 31, 2020	Credit Loss Expense	Writeoffs	Recoveries	Balance, June 30, 2020
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$2,981	$4,668	$—	$—	$7,649

	Six Months Ended June 30, 2020
	Balance, January 1, 2020	Credit Loss Expense	Writeoffs	Recoveries	Balance, June 30, 2020
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$2,646	$5,003	$—	$—	$7,649

Accrued interest receivable on HTM securities totaled $1.6 million at June 30, 2020 and is excluded from the estimate of credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2020 and December 31, 2019, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	June 30, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$479,380	$479,380

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$7,302	$—	$7,302
Commercial MBS issued by GSEs	—	100,410	—	—	—	—	—	100,410
Corporate debt securities	—	—	—	60,900	32,310	—	—	93,210
Municipal securities	—	—	—	2,594	—	—	7,330	9,924
Private label residential MBS	988,929	—	18,496	92	360	1,005	6,904	1,015,786
Residential MBS issued by GSEs	—	1,340,457	—	—	—	—	—	1,340,457
Tax-exempt	43,425	22,185	519,399	309,860	—	—	32,075	926,944
Trust preferred securities	—	—	—	—	22,889	—	—	22,889
Total AFS securities (1)	$1,032,354	$1,463,052	$537,895	$373,446	$55,559	$8,307	$46,309	$3,516,922

Equity securities
CRA investments	$—	$27,681	$—	$—	$—	$—	$28,750	$56,431
Preferred stock	—	—	—	—	68,204	12,825	949	81,978
Total equity securities (1)	$—	$27,681	$—	$—	$68,204	$12,825	$29,699	$138,409
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$485,107	$485,107

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$10,142	$—	$10,142
Commercial MBS issued by GSEs	—	94,253	—	—	—	—	—	94,253
Corporate debt securities	—	—	—	66,530	33,431	—	—	99,961
Municipal securities	—	—	—	—	—	—	7,773	7,773
Private label residential MBS	1,096,909	—	30,675	181	288	1,174	—	1,129,227
Residential MBS issued by GSEs	—	1,412,060	—	—	—	—	—	1,412,060
Tax-exempt	52,610	2,856	327,657	171,732	—	—	—	554,855
Trust preferred securities	—	—	—	—	27,040	—	—	27,040
U.S. government sponsored agency securities	—	10,000	—	—	—	—	—	10,000
U.S. treasury securities	—	999	—	—	—	—	—	999
Total AFS securities (1)	$1,149,519	$1,520,168	$358,332	$238,443	$60,759	$11,316	$7,773	$3,346,310

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$27,129	$52,504
Preferred stock	—	—	—	—	82,851	2,105	1,241	86,197
Total equity securities (1)	$—	$25,375	$—	$—	$82,851	$2,105	$28,370	$138,701

(1)	Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2020, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status or securities that are considered to be collateral-dependent as of June 30, 2020.
The amortized cost and fair value of the Company's debt securities as of June 30, 2020, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2020
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$7,330	$7,361
After one year through five years	17,226	17,743
After ten years	454,824	496,762
Total HTM securities	$479,380	$521,866

Available-for-sale
After one year through five years	$6,705	$6,715
After five years through ten years	173,884	161,998
After ten years	849,577	891,556
Mortgage-backed securities	2,398,229	2,456,653
Total AFS securities	$3,428,395	$3,516,922

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Available-for-sale securities
Gross gains	$200	$—	$405	$—
Gross losses	(42)	—	(175)	—
Net gains (losses) on AFS securities	$158	$—	$230	$—

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
The composition of the Company's held for investment loan portfolio is as follows:

June 30, 2020
(in thousands)
Commercial and industrial
Tech & Innovation	$2,123,722
Other commercial and industrial	6,247,269
CRE - owner occupied	2,011,321
CRE - non-owner occupied
Hotel Franchise Finance	1,876,980
Other CRE - non-owned occupied	3,434,860
Residential	2,349,359
Construction and land development	2,168,310
Warehouse lending	2,898,736
Municipal & nonprofit	1,685,481
Other	213,177
Total loans HFI	25,009,215
Allowance for credit losses	(310,550)
Total loans HFI, net of allowance	$24,698,665

December 31, 2019
(in thousands)
Commercial and industrial	$9,382,043
Commercial real estate - non-owner occupied	5,245,634
Commercial real estate - owner occupied	2,316,913
Construction and land development	1,952,156
Residential real estate	2,147,664
Consumer	57,083
Loans, net of deferred loan fees and costs	21,101,493
Allowance for credit losses	(167,797)
Total loans HFI	$20,933,696

Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. Net deferred loan fees of $80.6 million and $47.7 million reduced the carrying value of loans as of June 30, 2020 and December 31, 2019, respectively. Net unamortized purchase premiums on secondary market loan purchases of $29.7 million and $29.9 million increased the carrying value of loans as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, the Company also had $20.2 million and $21.8 million of HFS loans, respectively.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	June 30, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in thousands)
Commercial and industrial
Tech & Innovation	$19,218	$29,750	$48,968	$—
Other commercial and industrial	10,763	1,114	11,877	—
CRE - owner occupied	23,185	—	23,185	—
CRE - non-owner occupied
Hotel Franchise Finance	—	—	—	—
Other CRE - non-owned occupied	16,878	11,913	28,791	—
Residential	4,439	—	4,439	—
Construction and land development	—	—	—	—
Warehouse lending	—	—	—	—
Municipal & nonprofit	—	2,017	2,017	—
Other	42	189	231	—
Total	$74,525	$44,983	$119,508	$—
In addition, the Company also has HFS loans totaling $20.2 million that are on nonaccrual status as of June 30, 2020.

	December 31, 2019
	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$19,080	$5,421	$24,501	$—
Commercial real estate
Owner occupied	4,418	124	4,542	—
Non-owner occupied	7,265	11,913	19,178	—
Multi-family	—	—	—	—
Construction and land development
Construction	2,147	—	2,147	—
Land	—	—	—	—
Residential real estate	1,231	4,369	5,600	—
Consumer	—	—	—	—
Total	$34,141	$21,827	$55,968	$—

The reduction in interest income associated with loans on nonaccrual status was approximately $1.7 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents an aging analysis of past due loans by loan portfolio segment:

	June 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial
Tech & Innovation	$2,123,722	$—	$—	$—	$—	$2,123,722
Other commercial and industrial	6,245,408	1,170	467	224	1,861	6,247,269
CRE - owner occupied	2,002,781	273	1,699	6,568	8,540	2,011,321
CRE - non-owner occupied
Hotel Franchise Finance	1,876,980	—	—	—	—	1,876,980
Other CRE - non-owned occupied	3,412,562	1,997	3,959	16,342	22,298	3,434,860
Residential	2,340,105	5,727	1,310	2,217	9,254	2,349,359
Construction and land development	2,168,310	—	—	—	—	2,168,310
Warehouse lending	2,898,736	—	—	—	—	2,898,736
Municipal & nonprofit	1,685,481	—	—	—	—	1,685,481
Other	212,926	17	10	224	251	213,177
Total loans	$24,967,011	$9,184	$7,445	$25,575	$42,204	$25,009,215

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$9,376,377	$2,501	$637	$2,528	$5,666	$9,382,043
Commercial real estate
Owner occupied	2,316,165	624	—	124	748	2,316,913
Non-owner occupied	5,007,644	4,661	—	11,913	16,574	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,176,908	—	—	—	—	1,176,908
Land	775,248	—	—	—	—	775,248
Residential real estate	2,134,346	7,627	1,721	3,970	13,318	2,147,664
Consumer	57,083	—	—	—	—	57,083
Total loans	$21,065,187	$15,413	$2,358	$18,535	$36,306	$21,101,493

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis is performed on a quarterly basis. The risk rating categories are described in "Note 1. Summary of Significant Accounting Policies." The following tables present risk ratings as of June 30, 2020 by loan portfolio segment:

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
June 30, 2020	2020	2019	2018	2017	2016	Prior
	(in thousands)
Tech & Innovation
Pass	$389,743	$410,375	$144,633	$1,896	$3,629	$—	$1,038,622	$1,988,898
Special mention	11,934	12,607	2,649	—	—	—	—	27,190
Substandard	6,963	50,659	9,968	—	—	—	40,044	107,634
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$408,640	$473,641	$157,250	$1,896	$3,629	$—	$1,078,666	$2,123,722

Other commercial and industrial
Pass	$1,862,888	$1,010,623	$521,064	$366,558	$113,651	$161,821	$2,068,507	$6,105,112
Special mention	5,366	18,765	5,206	24,795	16,222	39	43,174	113,567
Substandard	16,860	4,610	1,859	74	171	373	4,457	28,404
Doubtful	—	—	—	186	—	—	—	186
Loss	—	—	—	—	—	—	—	—
Total	$1,885,114	$1,033,998	$528,129	$391,613	$130,044	$162,233	$2,116,138	$6,247,269

CRE - owner occupied
Pass	$101,276	$339,065	$345,199	$462,362	$180,255	$407,451	$90,808	$1,926,416
Special mention	1,088	9,321	2,868	7,401	5,041	8,303	124	34,146
Substandard	—	7,615	4,725	10,714	3,434	22,184	1,999	50,671
Doubtful	—	—	—	—	—	88	—	88
Loss	—	—	—	—	—	—	—	—
Total	$102,364	$356,001	$352,792	$480,477	$188,730	$438,026	$92,931	$2,011,321

Hotel Franchise Finance
Pass	$118,532	$744,904	$456,282	$140,431	$—	$96,244	$162,796	$1,719,189
Special mention	—	35,533	43,115	38,046	—	23,913	—	140,607
Substandard	—	—	—	2,194	2,129	12,861	—	17,184
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$118,532	$780,437	$499,397	$180,671	$2,129	$133,018	$162,796	$1,876,980

Other CRE - non-owned occupied
Pass	$440,021	$1,083,280	$665,694	$488,734	$194,422	$270,078	$195,142	$3,337,371
Special mention	—	27,964	7,088	—	5,233	9,632	—	49,917
Substandard	489	6,197	—	13,689	18,529	8,668	—	47,572
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$440,510	$1,117,441	$672,782	$502,423	$218,184	$288,378	$195,142	$3,434,860

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
June 30, 2020	2020	2019	2018	2017	2016	Prior
	(in thousands)
Residential
Pass	$353,095	$1,099,106	$533,261	$137,590	$109,457	$62,296	$49,363	$2,344,168
Special mention	—	—	—	—	—	—	752	752
Substandard	—	982	167	1,558	684	702	346	4,439
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$353,095	$1,100,088	$533,428	$139,148	$110,141	$62,998	$50,461	$2,349,359

Construction and land development
Pass	$211,150	$735,232	$610,265	$85,817	$1,481	$14,953	$488,604	$2,147,502
Special mention	—	8,854	2,833	—	—	—	8,072	19,759
Substandard	—	—	—	1,049	—	—	—	1,049
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$211,150	$744,086	$613,098	$86,866	$1,481	$14,953	$496,676	$2,168,310

Warehouse lending
Pass	$136,012	$50,389	$59,794	$1,730	$171	$—	$2,650,640	$2,898,736
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$136,012	$50,389	$59,794	$1,730	$171	$—	$2,650,640	$2,898,736

Municipal & nonprofit
Pass	$95,805	$164,917	$75,644	$238,800	$134,399	$963,704	$3,536	$1,676,805
Special mention	—	4,219	2,440	—	—	—	—	6,659
Substandard	—	—	—	2,017	—	—	—	2,017
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$95,805	$169,136	$78,084	$240,817	$134,399	$963,704	$3,536	$1,685,481

Other
Pass	$13,118	$16,699	$16,726	$7,901	$40,581	$72,634	$33,017	$200,676
Special mention	961	—	111	1,696	98	26	48	2,940
Substandard	—	137	9,192	—	—	212	20	9,561
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$14,079	$16,836	$26,029	$9,597	$40,679	$72,872	$33,085	$213,177

Total by Risk Category
Pass	$3,721,640	$5,654,590	$3,428,562	$1,931,819	$778,046	$2,049,181	$6,781,035	$24,344,873
Special mention	19,349	117,263	66,310	71,938	26,594	41,913	52,170	395,537
Substandard	24,312	70,200	25,911	31,295	24,947	45,000	46,866	268,531
Doubtful	—	—	—	186	—	88	—	274
Loss	—	—	—	—	—	—	—	—
Total	$3,765,301	$5,842,053	$3,520,783	$2,035,238	$829,587	$2,136,182	$6,880,071	$25,009,215

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$9,265,823	$65,893	$49,878	$449	$—	$9,382,043
Commercial real estate
Owner occupied	2,265,566	9,579	41,768	—	—	2,316,913
Non-owner occupied	4,913,007	64,161	47,050	—	—	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,157,169	17,592	2,147	—	—	1,176,908
Land	773,868	1,380	—	—	—	775,248
Residential real estate	2,141,336	366	5,962	—	—	2,147,664
Consumer	57,073	10	—	—	—	57,083
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$20,785,118	$158,907	$120,897	$265	$—	$21,065,187
Past due 30 - 59 days	8,263	58	7,092	—	—	15,413
Past due 60 - 89 days	1,481	16	861	—	—	2,358
Past due 90 days or more	396	—	17,955	184	—	18,535
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493

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
As of June 30, 2020, the Company's TDR loans totaled $36.7 million, two of which were modified during the three and six months ended June 30, 2020, with a recorded investment of $10.8 million. The Company has no allowance allocated to these loans as of June 30, 2020 and has committed to lend additional amounts totaling $0.3 million.
The following table presents information on the financial effects of TDR loans for the periods presented:

	June 30, 2020
	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	1	$9,968
Other commercial and industrial	3	20,211
CRE - owner occupied	3	2,261
CRE - non-owner occupied
Hotel Franchise Finance	—	—
Other CRE - non-owned occupied	1	4,304
Total	8	$36,743

During the three months ended June 30, 2019, the Company had two new TDR loans with a recorded investment of $1.8 million. During the six months ended June 30, 2019, the Company had four new TDR loans with a recorded investment of $28.9 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
As of December 31, 2019, commitments outstanding on TDR loans totaled $0.2 million.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three months ended June 30, 2020, there were no loans for which there was a payment default within 12 months following the modification. During the six months ended June 30, 2020, there was one CRE, owner occupied loan with a recorded investment of $0.7 million for which there was a payment default within 12 months following the modification. There was no increase to the allowance for credit losses or a writeoff that resulted from this TDR redefault during the six months ended June 30, 2020. During the three and six months ended June 30, 2019, there were two TDR loans with a recorded investment of $0.4 million for which there was a payment default.
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
The terms of certain other loans were modified during the three and six months ended June 30, 2020 that did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties prior to the pandemic or a delay in a payment that was considered to be insignificant.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2020:

	June 30, 2020
	Real Estate Collateral	Other Collateral	Total
	(in thousands)
Commercial and industrial
Tech & Innovation	$—	$86,781	$86,781
Other commercial and industrial	—	2,105	2,105
CRE - owner occupied	14,786	—	14,786
CRE - non-owner occupied
Hotel Franchise Finance	17,184	—	17,184
Other CRE - non-owned occupied	16,447	—	16,447
Residential	—	—	—
Construction and land development	1,049	—	1,049
Warehouse lending	—	—	—
Municipal & nonprofit	—	—	—
Other	—	7	7
Total	$49,466	$88,893	$138,359
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether because of a general deterioration or some other reason during the period ended June 30, 2020.

Allowance for Credit Losses
Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's loans held for investment portfolio as of June 30, 2020. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities on the consolidated balance sheets. The Company's allowance for credit losses on unfunded loan commitments totaled $36.3 million and $9.0 million as of June 30, 2020 and December 31, 2019, respectively.
The below tables reflect the activity in the allowance for credit losses for loans held for investment by loan portfolio segment:

	Three Months Ended June 30, 2020
	Balance, March 31, 2020 (1)	Provision Expense (Reversal)	Writeoffs	Recoveries	Balance, June 30, 2020 (1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$39,756	$17,553	$2,750	$—	$54,559
Other commercial and industrial	120,374	(9,079)	1,881	(516)	109,930
CRE - owner occupied	10,557	5,070	43	(3)	15,587
CRE - non-owner occupied
Hotel Franchise Finance	18,828	17,036	—	—	35,864
Other CRE - non-owned occupied	14,134	19,788	885	365	32,672
Residential	1,279	428	—	(18)	1,725
Construction and land development	7,155	28,630	—	(7)	35,792
Warehouse lending	402	341	—	—	743
Municipal & nonprofit	16,166	962	—	—	17,128
Other	6,678	(44)	164	(80)	6,550
Total	$235,329	$80,685	$5,723	$(259)	$310,550

(1)	Includes an estimate of future recoveries.

	Six Months Ended June 30, 2020
	Balance, January 1, 2020 (1)	Provision Expense (Reversal)	Writeoffs	Recoveries	Balance, June 30, 2020 (1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$22,394	$34,915	$2,750	$—	$54,559
Other commercial and industrial	95,784	14,274	1,936	1,808	109,930
CRE - owner occupied	10,420	5,203	43	7	15,587
CRE - non-owner occupied
Hotel Franchise Finance	14,104	21,760	—	—	35,864
Other CRE - non-owned occupied	10,503	21,488	885	1,566	32,672
Residential	3,814	(2,119)	—	30	1,725
Construction and land development	6,218	29,557	—	17	35,792
Warehouse lending	246	497	—	—	743
Municipal & nonprofit	17,397	(269)	—	—	17,128
Other	6,045	620	206	91	6,550
Total	$186,925	$125,926	$5,820	$3,519	$310,550

(1)	Includes an estimate of future recoveries.
Accrued interest receivable on loans totaled $107.1 million at June 30, 2020 and is excluded from the estimate of credit losses.

	Three Months Ended June 30, 2019
	Balance, March 31, 2019	Charge-offs	Recoveries	Provision Expense (Reversal)	Balance, June 30, 2019
	(in thousands)
Construction and land development	$26,083	$141	$(9)	$140	$26,091
Commercial real estate	37,867	—	(439)	2,952	41,258
Residential real estate	13,006	397	(27)	(30)	12,606
Commercial and industrial	77,254	2,018	(495)	3,904	79,635
Consumer	777	—	(8)	34	819
Total	$154,987	$2,556	$(978)	$7,000	$160,409

	Six Months Ended June 30, 2019
	Balance, December 31, 2018	Charge-offs	Recoveries	Provision Expense (Reversal)	Balance, June 30, 2019
	(in thousands)
Construction and land development	$22,513	$141	$(64)	$3,655	$26,091
Commercial real estate	34,829	—	(892)	5,537	41,258
Residential real estate	11,276	585	(120)	1,795	12,606
Commercial and industrial	83,118	4,142	(972)	(313)	79,635
Consumer	981	1	(13)	(174)	819
Total	$152,717	$4,869	$(2,061)	$10,500	$160,409

The following tables disaggregate the Company's allowance for credit losses and loan balance by measurement methodology:

	June 30, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in thousands)
Commercial and industrial
Tech & Innovation	$2,016,288	$107,434	$2,123,722	$42,559	$12,000	$54,559
Other commercial and industrial	6,218,531	28,738	6,247,269	109,616	314	109,930
CRE - owner occupied	1,957,157	54,164	2,011,321	15,587	—	15,587
CRE - non-owner occupied
Hotel Franchise Finance	1,830,081	46,899	1,876,980	33,149	2,715	35,864
Other CRE - non-owned occupied	3,373,639	61,221	3,434,860	31,322	1,350	32,672
Residential	2,344,920	4,439	2,349,359	1,725	—	1,725
Construction and land development	2,167,261	1,049	2,168,310	35,792	—	35,792
Warehouse lending	2,898,736	—	2,898,736	743	—	743
Municipal & nonprofit	1,683,464	2,017	1,685,481	16,686	442	17,128
Other	203,617	9,560	213,177	6,364	186	6,550
Total	$24,693,694	$315,521	$25,009,215	$293,543	$17,007	$310,550

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2019;
Recorded Investment
Impaired loans with an allowance recorded	$—	$11,913	$6,919	$—	$2,147	$—	$20,979
Impaired loans with no allowance recorded	17,736	23,625	42,065	5,600	6,274	24	95,324
Total loans individually evaluated for impairment	17,736	35,538	48,984	5,600	8,421	24	116,303
Loans collectively evaluated for impairment	2,296,342	5,159,921	9,333,059	2,142,045	1,943,735	57,059	20,932,161
Loans acquired with deteriorated credit quality	2,835	50,175	—	19	—	—	53,029
Total recorded investment	$2,316,913	$5,245,634	$9,382,043	$2,147,664	$1,952,156	$57,083	$21,101,493
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$11,949	$9,844	$—	$2,262	$—	24,055
Impaired loans with no allowance recorded	18,681	24,738	43,848	5,708	6,413	52	99,440
Total loans individually evaluated for impairment	18,681	36,687	53,692	5,708	8,675	52	123,495
Loans collectively evaluated for impairment	2,297,168	5,177,477	9,312,100	2,113,893	1,963,116	57,383	20,921,137
Loans acquired with deteriorated credit quality	3,577	60,191	—	72	—	—	63,840
Total unpaid principal balance	$2,319,426	$5,274,355	$9,365,792	$2,119,673	$1,971,791	$57,435	$21,108,472
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$1,219	$1,050	$—	$507	$—	$2,776
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	1,219	1,050	—	507	—	2,776
Loans collectively evaluated for impairment	13,842	32,114	81,252	13,714	23,387	614	164,923
Loans acquired with deteriorated credit quality	—	98	—	—	—	—	98
Total allowance for credit losses	$13,842	$33,431	$82,302	$13,714	$23,894	$614	$167,797

Loan Purchases and Sales
The following table presents loan purchases by portfolio segment during the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Commercial and industrial	$123,358	$412,086
Residential	405,748	685,198
Warehouse lending	—	99,446
Municipal & nonprofit	1,594	1,594
Total	$530,700	$1,198,324
There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and six months ended June 30, 2020. There were no loan sales during the three and six months ended June 30, 2020.

The following table presents loan purchases and sales by class during the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Purchases	Sales	Purchases	Sales
	(in thousands)		(in thousands)
Commercial and industrial	$338,674	$19,330	$526,665	$34,830
Commercial real estate - non-owner occupied	—	—	30,034	—
Construction and land development	33,882	—	33,882	—
Residential real estate	218,053	—	530,525	—
Total	$590,609	$19,330	$1,121,106	$34,830
The Company recognized a net loss of $0.1 million and $0.5 million on loan sales during the three and six months ended June 30, 2019, respectively.

4. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Short-Term:
Federal funds purchased	$—	$—
FHLB advances	10,000	—
Total short-term borrowings	$10,000	$—

The Company maintains federal fund lines of credit totaling $2.3 billion as of June 30, 2020, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of June 30, 2020 and December 31, 2019, there were no outstanding balances on the Company's federal fund lines of credit.
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. During the three months ended June 30, 2020, the Company was approved for a PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $1.8 billion in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down. At June 30, 2020, the Company had no amounts outstanding under its line of credit or its PPP lending facility with the FRB and had $10.0 million in borrowings under its lines of credit with the FHLB. As of June 30, 2020 and December 31, 2019, the Company had additional available credit with the FHLB of approximately $4.4 billion and $4.5 billion, respectively, and with the FRB of approximately $2.3 billion and $1.1 billion, respectively.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $25.4 million and $16.7 million at June 30, 2020 and December 31, 2019, respectively. The weighted average rate on customer repurchase agreements was 0.19% and 0.15% as of June 30, 2020 and December 31, 2019, respectively.

5. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt consists of three separate issuances. The Parent issued $175.0 million of subordinated debentures in June 2016, which were recorded net of issuance costs of $5.5 million, and mature July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The debentures have a fixed interest rate of 6.25% per annum.
In June 2015, WAB issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt is redeemable by WAB, in whole or in part, on or after July 15, 2020 and on every interest payment date thereafter, for a price equal to the principal amount plus accrued and unpaid interest. The subordinated debt had a fixed interest rate of 5.00% through June 30, 2020, which then converted to a variable rate of 3.20% plus three-month LIBOR through maturity.
In May 2020, WAB issued $225.0 million of subordinated debt, which was recorded net of debt issuance costs of $2.9 million, and matures June 1, 2030. The subordinated debt is redeemable by WAB, in whole or in part, on or after June 1, 2025 and on every interest payment date thereafter, at a redemption price equal to the principal amount plus accrued and unpaid interest. The subordinated debt has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a floating rate per annum equal to the three-month SOFR plus 512 basis points for each quarterly interest period during the floating rate period.
To hedge the interest rate risk on the Company's 2015 and 2016 subordinated debt issuances, the Company entered into fair value interest rate hedges with receive fixed/pay variable swaps.
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $547.9 million and $319.2 million at June 30, 2020 and December 31, 2019, respectively.
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
The carrying value of junior subordinated debt was $69.8 million and $74.4 million as of June 30, 2020 and December 31, 2019, respectively. The weighted average interest rate of all junior subordinated debt as of June 30, 2020 was 2.64%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.25% at December 31, 2019.
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

6. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2020 were fully vested on July 1, 2020. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2020 was $0.6 million and $22.3 million, respectively. Stock compensation expense related to restricted stock awards granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the three and six months ended June 30, 2020, the Company recognized $5.9 million and $10.8 million in stock-based compensation expense related to these stock grants, compared to $5.4 million and $9.7 million for the three and six months ended June 30, 2019.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and six months ended June 30, 2020 and 2019, however expense is still being recognized for a grant made in 2017 with a four-year vesting period. For the three and six months ended June 30, 2020, the Company recognized $0.3 million and $0.6 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2019.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2020, the Company recognized $1.8 million and $3.5 million in stock-based compensation expense related to these performance stock units, compared to $1.3 million and $3.0 million for the three and six months ended June 30, 2019.
The three-year performance period for the 2017 grant ended on December 31, 2019, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 136,334 shares became fully vested and was distributed to executive management in the first quarter of 2020.
Common Stock Repurchase
The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to $250.0 million of its outstanding common stock. During the three months ended June 30, 2020, the Company temporarily suspended its stock repurchase program. Prior to this decision and pursuant to the repurchase plan, during the three and six months ended June 30, 2020, the Company repurchased 297,000 and 2,066,479 shares of its common stock at a weighted average price of $30.77 and $34.65 for a total payment of $9.1 million and $71.7 million, respectively. During the three and six months ended June 30, 2019, the Company repurchased 792,688 and 1,733,603 shares of its common stock at a weighted average price of $42.81 and $41.45 for a total payment of $34.0 million and $71.9 million, respectively.
Cash Dividend
During the three months ended June 30, 2020, the Company declared and paid a cash dividend of $0.25 per share, for a total dividend payment to shareholders of $25.2 million. During the six months ended June 30, 2020, the Company declared and paid two quarterly cash dividends of $0.25 per share of common stock, totaling $50.8 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2020, the Company purchased treasury shares of 11,055 and 150,166 at a weighted average price of $35.96 and $52.31 per share, respectively. During the three and six months ended June 30, 2019, the Company purchased treasury shares of 3,145 and 176,152 at a weighted average price of $47.16 and $45.69 per share, respectively.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, March 31, 2020	$27,621	$(310)	$10,186	$—	$37,497
Other comprehensive income (loss) before reclassifications	39,308	(3)	(3,005)	—	36,300
Amounts reclassified from AOCI	(120)	—	—	—	(120)
Net current-period other comprehensive income (loss)	39,188	(3)	(3,005)	—	36,180
Balance, June 30, 2020	$66,809	$(313)	$7,181	$—	$73,677

Balance, March 31, 2019	$(16,214)	$374	$7,505	$144	$(8,191)
Other comprehensive income (loss) before reclassifications	35,923	(17)	(1,334)	—	34,572
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive income (loss)	35,923	(17)	(1,334)	—	34,572
Balance, June 30, 2019	$19,709	$357	$6,171	$144	$26,381

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2019	$21,399	$(20)	$3,629	$—	$25,008
Other comprehensive income (loss) before reclassifications	45,584	(293)	3,552	—	48,843
Amounts reclassified from AOCI	(174)	—	—	—	(174)
Net current-period other comprehensive income (loss)	45,410	(293)	3,552	—	48,669
Balance, June 30, 2020	$66,809	$(313)	$7,181	$—	$73,677

Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)
Other comprehensive income (loss) before reclassifications	67,300	(35)	(7,262)	—	60,003
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive (loss) income	67,300	(35)	(7,262)	—	60,003
Balance, June 30, 2019	$19,709	$357	$6,171	$144	$26,381

The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2020	2019	2020	2019
	(in thousands)
Gain (loss) on sales of investment securities, net	$158	$—	$230	$—
Income tax (expense) benefit	(38)	—	(56)	—
Net of tax	$120	$—	$174	$—

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
As of June 30, 2020, December 31, 2019, and June 30, 2019, the Company does not have any outstanding cash flow hedges.
Derivatives Designated in Hedge Relationships
The Company utilizes derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure to changes in benchmark interest rates and volatility of net interest income and EVE to interest rate fluctuations. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) from either a fixed rate to a floating rate, or from a floating rate to a fixed rate.
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
Derivatives Not Designated in Hedge Relationships

Management also enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades that the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate swaps are used to manage long-term interest rate risk.

Fair Value Hedges

As of June 30, 2020 and December 31, 2019, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30, 2020		December 31, 2019
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$619,833	$101,315	$578,063	$53,292
Qualifying debt	(325,826)	(5,966)	(319,197)	401

(1)	Included in the carrying value of the hedged assets/(liabilities).

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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of June 30, 2020, December 31, 2019, and June 30, 2019. The change in the notional amounts of these derivatives from June 30, 2019 to June 30, 2020 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as indicated in the following table:

	June 30, 2020			December 31, 2019			June 30, 2019
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$856,948	$5,966	$101,315	$862,952	$1,778	$55,471	$958,298	$1,436	$62,754
Total	856,948	5,966	101,315	862,952	1,778	55,471	958,298	1,436	62,754
Netting adjustments (1)	—	—	—	—	21	21	—	163	163
Net derivatives in the balance sheet	$856,948	$5,966	$101,315	$862,952	$1,757	$55,450	$958,298	$1,273	$62,591

Derivatives not designated as hedging instruments:
Foreign currency contracts	$24,949	$293	$262	$6,711	$44	$18	$25,151	$263	$147
Interest rate swaps	2,932	249	249	2,932	81	81	2,348	83	83
Total	$27,881	$542	$511	$9,643	$125	$99	$27,499	$346	$230

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties exceeded its net derivative liabilities as of June 30, 2020, December 31, 2019, and June 30, 2019, resulting in excess collateral postings of $15.9 million, $29.2 million and $20.3 million, respectively.

The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	June 30, 2020	December 31, 2019	June 30, 2019
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$3,874	$1,757	$1,273
Collateral posted by this counterparty	—	1,610	1,100
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	—	—
Net exposure after netting adjustments and collateral	$3,874	$147	$173

9. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Weighted average shares - basic	99,792	103,019	100,560	103,523
Dilutive effect of stock awards	201	482	274	462
Weighted average shares - diluted	99,993	103,501	100,834	103,985
Net income	$93,272	$122,936	$177,236	$243,732
Earnings per share - basic	0.93	1.19	1.76	2.35
Earnings per share - diluted	0.93	1.19	1.76	2.34

The Company had no anti-dilutive stock options outstanding at each of the periods ended June 30, 2020 and 2019.

10. INCOME TAXES
The Company's effective tax rate was 17.36% and 16.76% for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company's effective tax rate was 17.70% and 17.10%, respectively. The increase in the effective tax rate from the three and six months ended June 30, 2019 is due primarily to tax expense associated with a surrender of bank owned life insurance and increased state tax accruals, partially offset by increases in forecasted tax-exempt income and investment tax credits in 2020.
As of June 30, 2020, the net deferred tax asset was $34.1 million, an increase of $16.0 million from December 31, 2019. This overall increase in the net deferred tax asset was primarily the result of an increase in the allowance for credit losses under the new CECL accounting guidance, which upon adoption on January 1, 2020, increased the deferred tax asset by $8.7 million. For a detailed discussion of the impact of adoption, see "Note 1. Summary of Significant Accounting Policies."
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $34.1 million at June 30, 2020 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2020 and December 31, 2019, the Company had no deferred tax valuation allowance.
As of June 30, 2020, the Company’s gross federal NOL carryovers after current year-to-date utilization, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $45.1 million for which a deferred tax asset of $5.3 million has been recorded, reflecting the expected benefit of these remaining federal NOL carryovers. The Company also has varying gross amounts of state NOL carryovers, with the most significant in Arizona. The gross Arizona NOL carryovers totaled approximately $1.3 million. A deferred tax asset balance of $0.1 million as of June 30, 2020 has been recorded to reflect the expected benefit of all remaining state NOL carryovers.
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
Investments in LIHTC and renewable energy total $438.1 million and $409.4 million as of June 30, 2020 and December 31, 2019, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheets and total $201.9 million and $191.0 million as of June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and 2019, $12.3 million and $10.5 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the six months ended June 30, 2020 and 2019, $19.7 million and $20.6 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $1,052,300 at June 30, 2020 and $895,175 at December 31, 2019	$7,835,737	$8,348,421
Credit card commitments and financial guarantees	284,153	302,909
Letters of credit, including unsecured letters of credit of $7,028 at June 30, 2020 and $5,850 at December 31, 2019	152,764	175,778
Total	$8,272,654	$8,827,108

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $36.3 million and $9.0 million as of June 30, 2020 and December 31, 2019, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement. In addition, upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase of $15.1 million to this liability, which was recorded as an adjustment to retained earnings, net of tax.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended June 30, 2020 and December 31, 2019, CRE related loans accounted for approximately 39% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 30% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2020 and December 31, 2019, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $3.5 million and $6.9 million during the three and six months ended June 30, 2020, respectively, compared to $3.1 million and $6.3 million for the three and six months ended June 30, 2019, respectively. Other lease costs, which include common area maintenance, parking, and taxes, and were included as part of occupancy expense, totaled $0.9 million and $2.0 million during the three and six months ended June 30, 2020 and 2019, respectively.

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
For the three and six months ended June 30, 2020 and 2019, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized (losses)/gains	$(3,984)	$(1,769)	$4,711	$(9,631)
Changes included in OCI, net of tax	(3,005)	(1,334)	3,552	(7,262)

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
Equity securities: Preferred stock and CRA investments are reported at fair value primarily utilizing Level 1 inputs.
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
	(in thousands)
June 30, 2020
Assets:
Available-for-sale debt securities
CDO	$—	$7,302	$—	$7,302
Commercial MBS issued by GSEs	—	100,410	—	100,410
Corporate debt securities	—	93,210	—	93,210
Municipal securities	—	9,924	—	9,924
Private label residential MBS	—	1,015,786	—	1,015,786
Residential MBS issued by GSEs	—	1,340,457	—	1,340,457
Tax-exempt	—	926,944	—	926,944
Trust preferred securities	22,889	—	—	22,889
Total AFS debt securities	$22,889	$3,494,033	$—	$3,516,922
Equity securities
CRA investments	$27,681	$28,750	$—	$56,431
Preferred stock	81,978	—	—	81,978
Total equity securities	$109,659	$28,750	$—	$138,409
Loans - HFS	$—	$20,213	$—	$20,213
Derivative assets (1)	—	6,508	—	6,508
Liabilities:
Junior subordinated debt (2)	$—	$—	$56,974	$56,974
Derivative liabilities (1)	—	101,826	—	101,826

(1)
Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $101,315 and the net carrying value of subordinated debt is increased by $5,966 as of June 30, 2020 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.

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
For the three and six months ended June 30, 2020 and 2019, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$(52,990)	$(56,546)	$(61,685)	$(48,684)
Change in fair value (1)	(3,984)	(1,769)	4,711	(9,631)
Ending balance	$(56,974)	$(58,315)	$(56,974)	$(58,315)

(1)
Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(3.0) million and $(1.3) million for three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $(7.3) million for the six months ended June 30, 2020 and 2019, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$56,974	Discounted cash flow	Implied credit rating of the Company	4.30%

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$61,685	Discounted cash flow	Implied credit rating of the Company	5.09%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2020 and December 31, 2019 was the implied credit risk for the Company. As of June 30, 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index. As of December 31, 2019, the implied credit risk spread was calculated as the difference between the 15-year 'BB' rated financial index over the corresponding swap index.
As of June 30, 2020, the Company estimates the discount rate at 4.30%, which represents an implied credit spread of 4.00% plus three-month LIBOR (0.30%). As of December 31, 2019, the Company estimated the discount rate at 5.09%, which was a 3.18% credit spread plus three-month LIBOR (1.91%).

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of credit deterioration). The following table presents such assets carried on the Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2020;
Loans	$123,404	$—	$—	$123,404
Other assets acquired through foreclosure	9,424	—	—	9,424
As of December 31, 2019:
Loans	$110,272	$—	$—	$110,272
Other assets acquired through foreclosure	13,850	—	—	13,850

For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Loans	$123,404	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
Other assets acquired through foreclosure	9,424	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Loans	$110,272	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	13,850	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $123.4 million and $110.3 million at June 30, 2020 and December 31, 2019, respectively, net of a specific valuation allowance of $15.0 million and $2.8 million at June 30, 2020 and December 31, 2019, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $9.4 million and $13.9 million of such assets at June 30, 2020 and December 31, 2019, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$479,380	$—	$521,866	$—	$521,866
AFS	3,516,922	22,889	3,494,033	—	3,516,922
Equity	138,409	109,659	28,750	—	138,409
Derivative assets	6,508	—	6,508	—	6,508
Loans, net	24,718,878	—	—	25,326,371	25,326,371
Accrued interest receivable	125,999	—	125,999	—	125,999
Financial liabilities:
Deposits	$27,544,586	$—	$27,556,005	$—	$27,556,005
Customer repurchase agreements	25,436	—	25,436	—	25,436
Qualifying debt	617,729	—	554,473	68,166	622,639
Derivative liabilities	101,826	—	101,826	—	101,826
Accrued interest payable	21,161	—	21,161	—	21,161

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$485,107	$—	$516,261	$—	$516,261
AFS	3,346,310	32,167	3,314,143	—	3,346,310
Equity securities	138,701	138,701	—	—	138,701
Derivative assets	1,903	—	1,903	—	1,903
Loans, net	20,955,499	—	—	21,256,462	21,256,462
Accrued interest receivable	108,694	—	108,694	—	108,694
Financial liabilities:
Deposits	$22,796,493	$—	$22,813,265	$—	$22,813,265
Customer repurchase agreements	16,675	—	16,675	—	16,675
Qualifying debt	393,563	—	332,635	74,155	406,790
Derivative liabilities	55,570	—	55,570	—	55,570
Accrued interest payable	24,661	—	24,661	—	24,661

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2020 and December 31, 2019 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at June 30, 2020 and December 31, 2019.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2020	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$5,712.3	$1.6	$15.1	$2.1	$1.9
Loans, net of deferred loan fees and costs	25,029.4	4,336.7	2,688.6	2,422.7	1,747.9
Less: allowance for credit losses	(310.5)	(52.6)	(30.5)	(27.4)	(17.9)
Total loans	24,718.9	4,284.1	2,658.1	2,395.3	1,730.0
Other assets acquired through foreclosure, net	9.4	—	9.3	—	—
Goodwill and other intangible assets, net	296.9	—	23.2	—	154.2
Other assets	1,168.9	45.3	59.0	14.9	19.2
Total assets	$31,906.4	$4,331.0	$2,764.7	$2,412.3	$1,905.3
Liabilities:
Deposits	$27,544.6	$7,628.7	$4,645.7	$3,023.8	$2,726.1
Borrowings and qualifying debt	627.7	—	—	—	—
Other liabilities	631.7	33.1	17.9	7.2	18.6
Total liabilities	28,804.0	7,661.8	4,663.6	3,031.0	2,744.7
Allocated equity:	3,102.4	545.8	345.8	275.3	356.9
Total liabilities and stockholders' equity	$31,906.4	$8,207.6	$5,009.4	$3,306.3	$3,101.6
Excess funds provided (used)	—	3,876.6	2,244.7	894.0	1,196.3

Income Statement:
Three Months Ended June 30, 2020	(in thousands)
Net interest income	$298,400	$80,804	$49,555	$36,302	$31,107
Provision for (recovery of) credit losses	92,000	30,222	12,782	15,288	6,528
Net interest income after provision for credit losses	206,400	50,582	36,773	21,014	24,579
Non-interest income	21,270	1,487	2,146	890	1,678
Non-interest expense	(114,799)	(17,159)	(13,514)	(13,762)	(11,907)
Income (loss) before income taxes	112,871	34,910	25,405	8,142	14,350
Income tax expense (benefit)	19,599	8,728	5,335	2,280	4,018
Net income	$93,272	$26,182	$20,070	$5,862	$10,332

Six Months Ended June 30, 2020	(in thousands)
Net interest income	$567,420	$146,209	$92,703	$68,692	$56,992
Provision for (recovery of) credit losses	143,176	36,793	16,467	18,537	10,823
Net interest income after provision for credit losses	424,244	109,416	76,236	50,155	46,169
Non-interest income	26,379	3,172	4,964	2,083	4,069
Non-interest expense	(235,280)	(41,030)	(28,614)	(29,196)	(25,575)
Income (loss) before income taxes	215,343	71,558	52,586	23,042	24,663
Income tax expense (benefit)	38,107	17,760	10,984	6,311	6,863
Net income	$177,236	$53,798	$41,602	$16,731	$17,800

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2020
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$32.0	$5,659.6
Loans, net of deferred loan fees and costs	274.0	1,685.5	2,206.7	2,043.6	7,623.3	0.4
Less: allowance for credit losses	(2.5)	(17.1)	(57.2)	(39.1)	(66.2)	—
Total loans	271.5	1,668.4	2,149.5	2,004.5	7,557.1	0.4
Other assets acquired through foreclosure, net	—	—	—	—	0.1	—
Goodwill and other intangible assets, net	—	—	119.4	0.1	—	—
Other assets	5.7	18.3	8.7	16.6	89.3	891.9
Total assets	$277.2	$1,686.7	$2,277.6	$2,021.2	$7,678.5	$6,551.9
Liabilities:
Deposits	$3,675.1	$0.1	$4,416.5	$—	$67.2	$1,361.4
Borrowings and qualifying debt	—	—	—	—	—	627.7
Other liabilities	(0.9)	100.6	5.1	0.2	20.2	429.7
Total liabilities	3,674.2	100.7	4,421.6	0.2	87.4	2,418.8
Allocated equity:	98.2	135.2	384.7	166.7	624.3	169.5
Total liabilities and stockholders' equity	$3,772.4	$235.9	$4,806.3	$166.9	$711.7	$2,588.3
Excess funds provided (used)	3,495.2	(1,450.8)	2,528.7	(1,854.3)	(6,966.8)	(3,963.6)

Income Statement:
Three Months Ended June 30, 2020	(in thousands)
Net interest income	$22,673	$1,640	$47,749	$13,428	$44,087	$(28,945)
Provision for (recovery of) credit losses	(2,769)	834	16,236	19,502	(11,315)	4,692
Net interest income after provision for credit losses	25,442	806	31,513	(6,074)	55,402	(33,637)
Non-interest income	91	—	3,146	—	569	11,263
Non-interest expense	(9,371)	(1,537)	(11,383)	(2,322)	(11,441)	(22,403)
Income (loss) before income taxes	16,162	(731)	23,276	(8,396)	44,530	(44,777)
Income tax expense (benefit)	3,717	(168)	5,354	(1,931)	10,242	(17,976)
Net income	$12,445	$(563)	$17,922	$(6,465)	$34,288	$(26,801)

Six Months Ended June 30, 2020	(in thousands)
Net interest income	$45,556	$3,551	$89,423	$26,905	$81,515	$(44,126)
Provision for (recovery of) credit losses	(2,060)	(227)	34,519	25,331	(2,032)	5,025
Net interest income after provision for credit losses	47,616	3,778	54,904	1,574	83,547	(49,151)
Non-interest income	216	—	6,121	—	1,183	4,571
Non-interest expense	(20,069)	(3,390)	(24,658)	(4,757)	(23,339)	(34,652)
Income (loss) before income taxes	27,763	388	36,367	(3,183)	61,391	(79,232)
Income tax expense (benefit)	6,472	312	8,270	(887)	13,912	(31,890)
Net income	$21,291	$76	$28,097	$(2,296)	$47,479	$(47,342)

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2019	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,471.2	$1.8	$9.0	$2.3	$2.2
Loans, net of deferred loan fees and costs	21,123.3	3,847.9	2,252.5	2,253.9	1,311.2
Less: allowance for credit losses	(167.8)	(31.6)	(18.0)	(18.3)	(9.7)
Total loans	20,955.5	3,816.3	2,234.5	2,235.6	1,301.5
Other assets acquired through foreclosure, net	13.9	—	13.0	0.9	—
Goodwill and other intangible assets, net	297.6	—	23.2	—	154.6
Other assets	1,083.7	48.6	59.4	15.0	19.8
Total assets	$26,821.9	$3,866.7	$2,339.1	$2,253.8	$1,478.1
Liabilities:
Deposits	$22,796.5	$5,384.7	$4,350.1	$2,585.3	$2,373.6
Borrowings and qualifying debt	393.6	—	—	—	—
Other liabilities	615.1	17.8	11.9	1.2	15.9
Total liabilities	23,805.2	5,402.5	4,362.0	2,586.5	2,389.5
Allocated equity:	3,016.7	453.6	301.0	253.3	312.5
Total liabilities and stockholders' equity	$26,821.9	$5,856.1	$4,663.0	$2,839.8	$2,702.0
Excess funds provided (used)	—	1,989.4	2,323.9	586.0	1,223.9

Income Statement:
Three Months Ended June 30, 2019	(in thousands)
Net interest income	$254,681	$59,719	$39,528	$31,644	$23,996
Provision for (recovery of) credit losses	6,964	1,443	(305)	67	(152)
Net interest income (expense) after provision for credit losses	247,717	58,276	39,833	31,577	24,148
Non-interest income	14,218	1,707	2,677	974	2,162
Non-interest expense	(114,249)	(22,693)	(14,107)	(15,122)	(12,549)
Income (loss) before income taxes	147,686	37,290	28,403	17,429	13,761
Income tax expense (benefit)	24,750	9,322	5,965	4,880	3,853
Net income	$122,936	$27,968	$22,438	$12,549	$9,908

Six Months Ended June 30, 2019	(in thousands)
Net interest income	$502,017	$114,945	$78,626	$62,120	$47,029
Provision for (recovery of) credit losses	11,500	1,604	228	800	(871)
Net interest income (expense) after provision for credit losses	490,517	113,341	78,398	61,320	47,900
Non-interest income	29,628	3,229	5,250	1,975	4,382
Non-interest expense	(226,127)	(44,943)	(29,888)	(29,704)	(26,040)
Income (loss) before income taxes	294,018	71,627	53,760	33,591	26,242
Income tax expense (benefit)	50,286	17,907	11,289	9,406	7,348
Net income	$243,732	$53,720	$42,471	$24,185	$18,894

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2019
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$10.1	$4,445.8
Loans, net of deferred loan fees and costs	237.2	1,635.6	1,552.0	1,930.8	6,098.7	3.5
Less: allowance for credit losses	(2.0)	(13.7)	(12.6)	(12.6)	(49.3)	—
Total loans	235.2	1,621.9	1,539.4	1,918.2	6,049.4	3.5
Other assets acquired through foreclosure, net	—	—	—	—	—	—
Goodwill and other intangible assets, net	—	—	119.7	0.1	—	—
Other assets	1.2	18.3	7.3	8.8	64.3	841.0
Total assets	$236.4	$1,640.2	$1,666.4	$1,927.1	$6,123.8	$5,290.3
Liabilities:
Deposits	$3,210.1	$0.1	$3,771.5	$—	$36.9	$1,084.2
Borrowings and qualifying debt	—	—	—	—	—	393.6
Other liabilities	1.8	52.9	0.1	—	2.8	510.7
Total liabilities	3,211.9	53.0	3,771.6	—	39.7	1,988.5
Allocated equity:	84.5	131.6	317.5	158.5	494.3	509.9
Total liabilities and stockholders' equity	$3,296.4	$184.6	$4,089.1	$158.5	$534.0	$2,498.4
Excess funds provided (used)	3,060.0	(1,455.6)	2,422.7	(1,768.6)	(5,589.8)	(2,791.9)

Income Statement:
Three Months Ended June 30, 2019	(in thousands)
Net interest income (expense)	$21,905	$3,461	$28,536	$13,490	$29,586	$2,816
Provision for (recovery of) credit losses	(7)	96	2,657	832	2,369	(36)
Net interest income (expense) after provision for credit losses	21,912	3,365	25,879	12,658	27,217	2,852
Non-interest income	88	—	2,163	—	1,549	2,898
Non-interest expense	(9,549)	(1,931)	(10,015)	(2,162)	(11,073)	(15,048)
Income (loss) before income taxes	12,451	1,434	18,027	10,496	17,693	(9,298)
Income tax expense (benefit)	2,864	330	4,146	2,414	4,069	(13,093)
Net income	$9,587	$1,104	$13,881	$8,082	$13,624	$3,795

Six Months Ended June 30, 2019	(in thousands)
Net interest income	$42,546	$6,884	$57,939	$26,434	$55,277	$10,217
Provision for (recovery of) credit losses	(33)	55	1,739	1,631	5,347	1,000
Net interest income (expense) after provision for credit losses	42,579	6,829	56,200	24,803	49,930	9,217
Non-interest income	184	—	5,525	—	2,207	6,876
Non-interest expense	(18,008)	(3,838)	(21,903)	(4,560)	(20,409)	(26,834)
Income (loss) before income taxes	24,755	2,991	39,822	20,243	31,728	(10,741)
Income tax expense (benefit)	5,694	688	9,159	4,656	7,297	(23,158)
Net income	$19,061	$2,303	$30,663	$15,587	$24,431	$12,417

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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended June 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,130	$1,076	$1,563	$658	$902
Debit and credit card interchange (1)	934	244	203	98	381
Success fees (2)	251	—	—	—	9
Other income	66	7	3	(1)	15
Total revenue from contracts with customers	$6,381	$1,327	$1,769	$755	$1,307
Revenues outside the scope of ASC 606 (3)	14,889	160	377	135	371
Total non-interest income	$21,270	$1,487	$2,146	$890	$1,678

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Six Months Ended June 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$11,534	$2,337	$3,747	$1,576	$1,933
Debit and credit card interchange (1)	2,344	565	463	233	1,068
Success fees (2)	386	—	—	—	144
Other income	161	12	9	(5)	41
Total revenue from contracts with customers	$14,425	$2,914	$4,219	$1,804	$3,186
Revenues outside the scope of ASC 606 (3)	11,954	258	745	279	883
Total non-interest income	$26,379	$3,172	$4,964	$2,083	$4,069

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

(3)
Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended June 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$78	$—	$851	$—	$2	$—
Debit and credit card interchange (1)	8	—	—	—	—	—
Success fees (2)	—	—	242	—	—	—
Other income	—	—	—	—	41	1
Total revenue from contracts with customers	$86	$—	$1,093	$—	$43	$1
Revenues outside the scope of ASC 606 (3)	5	—	2,053	—	526	11,262
Total non-interest income	$91	$—	$3,146	$—	$569	$11,263

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Six Months Ended June 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$194	$—	$1,744	$—	$3	$—
Debit and credit card interchange (1)	15	—	—	—	—	—
Success fees (2)	—	—	242	—	—	—
Other income	1	—	—	—	90	13
Total revenue from contracts with customers	$210	$—	$1,986	$—	$93	$13
Revenues outside the scope of ASC 606 (3)	6	—	4,135	—	1,090	4,558
Total non-interest income	$216	$—	$6,121	$—	$1,183	$4,571

(1)	Included as part of Card income in the Consolidated Income Statement.

(2)	Included as part of Income from equity investments in the Consolidated Income Statement.

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

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of June 30, 2020. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.5 million and $1.6 million at each of the periods ended June 30, 2020 and December 31, 2019, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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

Recent Developments: COVID-19 and the CARES Act
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Arizona, where we are headquartered, and California and Nevada, in which we have significant operations, declared states of emergency. These states, like many others, subsequently moved to a phased reopening, but continue to be significantly impacted by the pandemic.
In response to the COVID-19 pandemic, the CARES Act was signed into law by President Trump on March 27, 2020. The CARES Act provides for approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Separately, and also in response to COVID-19, the Federal Reserve’s FOMC has set the federal funds target rate - i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis - to a historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0 to 0.25 percent.
In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act and other recent legislative and regulatory relief efforts are expected to have a material impact on our operations, which are further discussed below.
Financial position and results of operations
The Company's financial position and results of operations as of and for the three and six months ended June 30, 2020 have been significantly impacted by the COVID-19 pandemic. The worsening of forecasted economic conditions from December 31, 2019 to March 31, 2020 and from March 31, 2020 to June 30, 2020 attributable to the pandemic contributed to the $92.0 million and $143.2 million provision for credit losses recognized during the three and six months ended June 30, 2020, respectively, under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not to date experienced significant writeoffs related to the COVID-19 pandemic, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions continue to worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future. The Company’s interest income also may be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.
The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	June 30, 2020
	Business Segment(s)	Loan Balance	Percent of Total Loan Portfolio
		(dollars in millions)
Industry (1):
Hotel	HFF	$2,043.6	8.2%
Investor dependent	Tech & Innovation	1,395.2	5.6
Retail (2)	Regional segments	675.7	2.7
Gaming	Nevada segment	508.8	2.0
Total		$4,623.3	18.5%

(1)	Balances capture credit exposures in the business segments that manage the significant majority of industry relationships.

(2)	Consists of real estate secured loan amounts that have significant retail dependency.
While the Company has not experienced disproportionate impacts among its business segments to date, borrowers in the industries detailed in the table above could have greater sensitivity to the economic downturn with potentially longer recovery periods than other business lines.
Lending operations and accommodations to borrowers
The CARES Act created a new guaranteed, unsecured loan program under the SBA, called the Payroll Protection Program, or the PPP, which the Bank participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. Nearly $660 billion in funds have been authorized for the PPP, which the SBA has used to guarantee

100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans' organizations, and tribal businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers maintain their staff and payroll and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. The Company assisted our customers with applications for resources through the program and approved over 4,700 applications. As of June 30, 2020, the outstanding balance of loans originated under the PPP totaled $1.7 billion.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and has implemented modifications meeting these conditions on approximately 600 loans, with an outstanding balance of $2.7 billion as of June 30, 2020. We anticipate that short-term modifications related to the impact of COVID-19 will continue to increase. Further, the Company also has granted forbearance requests on approximately 300 residential mortgage loans, with an outstanding balance of $180.0 million as of June 30, 2020.
The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. The Federal Reserve is currently working to refine the MSLP’s operational infrastructure and facilities and is expected to release further rules and operational guidance. The Bank has registered as a lender under the MSLP and continues to monitor developments related thereto.
Capital and liquidity
While the Company has sufficient capital and does not anticipate any need for additional liquidity in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken several actions to ensure the strength of its capital and liquidity position. These actions include issuance of $225 million in subordinated debt, establishing a Federal Reserve lending facility in connection with funding loans to small and medium-sized businesses, and temporarily suspending stock repurchases from April 17, 2020 through the end of the second quarter 2020. In addition, the Company is also in a position to pledge additional collateral to increase its borrowing capacity with the FRB, if necessary. Further, management has elected to take advantage of the capital relief option that delays the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.
Asset valuation
While the Company’s stock price has experienced a recent decline in value, management does not consider this decline to be a triggering event that would indicate that an interim goodwill impairment test was necessary as of June 30, 2020. Continued and sustained declines in the Company's stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.
Our processes, controls and business continuity plan
The Company has focused first on ensuring the well-being of our people, customers, and communities. Preventive health measures were put in place and the majority of employees worked remotely for the majority of the second quarter. The Company also established social distancing precautions for all employees in the office and customers visiting branches, preventive cleaning at offices and branches, and eliminated business-related travel. Near the end of the second quarter, the Company began returning employees to some of our offices pursuant to applicable health and safety procedures and in accordance with guidance from the CDC and local authorities, including regular symptom checks, requiring face cloth coverings in certain areas, increasing physical space between employees, staggering employee shifts and alternating schedules for employees in the workplace, and requiring employees with COVID-19 related symptoms or exposure to quarantine away from the office.
The Company has also concentrated on implementing additional business continuity measures that include establishing a cross-functional COVID-19 team, monitoring potential business interruptions, making improvements to our remote working technology, and conducting regular discussions with our technology vendors. We have not experienced significant disruption to our business as we have been able to facilitate remote work for our employees and have online tools in place for our customers. We believe that we are positioned to continue these business continuity measures for the foreseeable future; however, no assurances can be provided as these circumstances may change depending on the duration of the pandemic.

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
Financial Results Highlights for the Second Quarter of 2020

•	Net income of $93.3 million, compared to $122.9 million for the second quarter 2019

•	Diluted earnings per share of $0.93, compared to $1.19 per share for the second quarter 2019

•	Total loans of $25.0 billion, up $1.9 billion from March 31, 2020, and $3.9 billion from December 31, 2019

•	Total deposits of $27.5 billion, up $2.7 billion from March 31, 2020, and $4.7 billion from December 31, 2019

•	Net interest margin of 4.19%, compared to 4.59% in the second quarter 2019

•	Net operating revenue of $309.5 million, an increase of 15.8%, or $42.1 million, compared to the second quarter 2019, with operating non-interest expenses flat compared to the second quarter 2019[1]

•	Operating PPNR of $194.7 million, up 27.7% from $152.5 million in the second quarter 2019[1]

•	Efficiency ratio of 35.1% in the second quarter 2020, compared to 41.5% in the second quarter 2019

•	Operating efficiency ratio of 36.3% in the second quarter 2020, compared to 42.0% in the second quarter 2019[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.47% of total assets, from 0.27% at June 30, 2019

•	Annualized net loan charge-offs to average loans outstanding of 0.09%, compared to 0.03% for the second quarter 2019

•	Tangible common equity ratio of 8.9%, compared to 10.2% at June 30, 2019[1]

•	Stockholders' equity of $3.1 billion, an increase of $102.8 million from March 31, 2020 and $85.7 million from December 31, 2019

•	Book value per common share of $30.76, an increase of 11.8% from $27.51 at June 30, 2019

•	Tangible book value per share, net of tax, of $27.84, an increase of $3.19 from $24.65 at June 30, 2019[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2020.

1 See Non-GAAP Financial Measures section beginning on page 74.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income	$93,272	$122,936	$177,236	$243,732
Earnings per share - basic	0.93	1.19	1.76	2.35
Earnings per share - diluted	0.93	1.19	1.76	2.34
Return on average assets	1.22%	2.05%	1.22%	2.08%
Return on average tangible common equity (1)	13.60	19.72	12.89	20.10
Net interest margin	4.19	4.59	4.20	4.65

(1)	See Non-GAAP Financial Measures section beginning on page 74.

	June 30, 2020	December 31, 2019
	(in thousands)
Total assets	$31,906,396	$26,821,948
Total loans, net of deferred loan fees and costs	25,029,428	21,123,296
Total deposits	27,544,586	22,796,493
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

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Non-accrual loans (1)	$139,721	$55,968
Non-performing assets	171,004	98,174
Non-accrual loans to gross loans	0.56%	0.27%
Net charge-offs to average loans outstanding (2)	0.09	0.02

(1)	Includes non-accrual HFS loans of $20.2 million and zero at June 30, 2020 and December 31, 2019, respectively.

(2)	Annualized on an actual/actual basis for the three months ended June 30, 2020. Actual year-to-date for the year ended December 31, 2019.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $31.9 billion at June 30, 2020 from $26.8 billion at December 31, 2019. The increase in total assets of $5.1 billion, or 19.0%, relates primarily to loan growth. Total loans increased by $3.9 billion, or 18.5%, to $25.0 billion as of June 30, 2020, compared to $21.1 billion as of December 31, 2019. The increase in loans from December 31, 2019, which includes $1.7 billion in PPP loans, was driven by commercial and industrial loans of $3.4 billion, with smaller increases in residential real estate, construction and land development, and CRE, non-owner occupied loans of $257.2 million, $245.4 million, and $98.6 million, respetively. These increases were partially offset by a decrease in CRE, owner occupied loans of $59.8 million.
Total deposits increased $4.7 billion, or 20.8%, to $27.5 billion as of June 30, 2020 from $22.8 billion as of December 31, 2019. The increase in deposits from December 31, 2019 was driven by an increase of $3.7 billion in non-interest bearing demand deposits, $747.2 million in interest bearing demand deposits, and $702.5 million in savings and money market accounts. These increases were offset in part by a decrease in certificates of deposit of $399.7 million.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$318,238	$302,848	$15,390	$625,454	$594,016	$31,438
Interest expense	19,838	48,167	(28,329)	58,034	91,999	(33,965)
Net interest income	298,400	254,681	43,719	567,420	502,017	65,403
Provision for credit losses	92,000	6,964	85,036	143,176	11,500	131,676
Net interest income after provision for credit losses	206,400	247,717	(41,317)	424,244	490,517	(66,273)
Non-interest income	21,270	14,218	7,052	26,379	29,628	(3,249)
Non-interest expense	114,799	114,249	550	235,280	226,127	9,153
Income before provision for income taxes	112,871	147,686	(34,815)	215,343	294,018	(78,675)
Income tax expense	19,599	24,750	(5,151)	38,107	50,286	(12,179)
Net income	$93,272	$122,936	$(29,664)	$177,236	$243,732	$(66,496)
Earnings per share - basic	$0.93	$1.19	$(0.26)	$1.76	$2.35	$(0.59)
Earnings per share - diluted	$0.93	$1.19	$(0.26)	$1.76	$2.34	$(0.59)
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

The following table shows the components of operating PPNR for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total non-interest income	$21,270	$14,218	$26,379	$29,628
Less:
Gain (loss) on sales of investment securities, net (1)	158	—	230	—
Fair value gain (loss) adjustments on assets measured at fair value, net (1)	4,432	1,572	(6,868)	4,406
Bank owned life insurance enhancement	5,607	—	5,607	—
Total operating non-interest income	11,073	12,646	27,410	25,222
Plus: net interest income	298,400	254,681	567,420	502,017
Net operating revenue	$309,473	$267,327	$594,830	$527,239
Total non-interest expense	$114,799	$114,249	$235,280	$226,127
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(6)	(620)	(1,458)	(523)
Total operating non-interest expense	$114,805	$114,869	$236,738	$226,650
Operating pre-provision net revenue	$194,668	$152,458	$358,092	$300,589
Plus:
Revenue adjustments	10,197	1,572	(1,031)	4,406
Less:
Provision for credit losses	92,000	6,964	143,176	11,500
Expense adjustments	(6)	(620)	(1,458)	(523)
Income before provision for income taxes	112,871	147,686	215,343	294,018
Income tax expense	19,599	24,750	38,107	50,286
Net income	$93,272	$122,936	$177,236	$243,732

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of these non-operational items.
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Total operating non-interest expense	$114,805	$114,869	$236,738	$226,650

Divided by:
Total net interest income	$298,400	$254,681	$567,420	$502,017
Plus:
Tax equivalent interest adjustment	6,997	6,218	13,450	12,312
Operating non-interest income	11,073	12,646	27,410	25,222
Net operating revenue - TEB	$316,470	$273,545	$608,280	$539,551

Operating efficiency ratio - TEB	36.3%	42.0%	38.9%	42.0%

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

	June 30, 2020	December 31, 2019
	(dollars and shares in thousands)
Total stockholders' equity	$3,102,414	$3,016,748
Less: goodwill and intangible assets	296,860	297,608
Total tangible stockholders' equity	2,805,554	2,719,140
Plus: deferred tax - attributed to intangible assets	1,796	1,921
Total tangible common equity, net of tax	$2,807,350	$2,721,061

Total assets	$31,906,396	$26,821,948
Less: goodwill and intangible assets, net	296,860	297,608
Tangible assets	31,609,536	26,524,340
Plus: deferred tax - attributed to intangible assets	1,796	1,921
Total tangible assets, net of tax	$31,611,332	$26,526,261

Tangible common equity ratio	8.9%	10.3%
Common shares outstanding	100,849	102,524
Book value per share	$30.76	$29.42
Tangible book value per share, net of tax	27.84	26.54

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of June 30, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Common equity tier 1:
Common equity	$3,162,742	$3,016,748
Less:
Non-qualifying goodwill and intangibles	295,064	295,607
Disallowed deferred tax asset	283	2,243
AOCI related adjustments	66,495	21,379
Unrealized gain on changes in fair value liabilities	7,182	3,629
Common equity tier 1	$2,793,718	$2,693,890
Divided by: Risk-weighted assets	$27,404,507	$25,390,142
Common equity tier 1 ratio	10.2%	10.6%

Common equity tier 1	$2,793,718	$2,693,890
Plus: Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$2,875,218	$2,775,390
Divided by: Tangible average assets	$30,343,007	$26,110,275
Tier 1 leverage ratio	9.5%	10.6%

Total capital:
Tier 1 capital	$2,875,218	$2,775,390
Plus:
Subordinated debt	506,899	305,732
Adjusted allowances for credit losses	282,797	176,752
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$789,696	$482,484
Total capital	$3,664,914	$3,257,874
Total capital ratio	13.4%	12.8%

Classified assets to tier 1 capital plus allowance:
Classified assets	$298,493	$171,246
Divided by: Tier 1 capital	2,875,218	2,775,390
Plus: Adjusted allowances for credit losses	282,797	176,752
Total Tier 1 capital plus adjusted allowances for credit losses	$3,158,015	$2,952,142
Classified assets to tier 1 capital plus allowance (1)	9.5%	5.8%

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

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$12,318,289	$141,885	4.73%	$7,895,325	$113,387	5.92%
CRE - non-owner-occupied	5,345,036	65,609	4.95	4,466,234	67,510	6.08
CRE - owner-occupied	2,273,660	27,517	4.97	2,253,334	29,931	5.43
Construction and land development	2,128,537	30,900	5.86	2,225,485	39,806	7.20
Residential real estate	2,329,384	22,970	3.97	1,511,773	18,794	4.99
Consumer	53,707	695	5.20	61,506	921	6.01
Loans held for sale	21,704	—	—	—	—	—
Total loans (1), (2), (3)	24,470,317	289,576	4.82	18,413,657	270,349	5.98
Securities:
Securities - taxable	2,781,257	16,254	2.35	2,757,620	19,730	2.87
Securities - tax-exempt	1,403,324	12,000	4.34	979,534	9,170	4.66
Total securities (1)	4,184,581	28,254	3.02	3,737,154	28,900	3.34
Other	671,385	408	0.24	635,187	3,599	2.27
Total interest earning assets	29,326,283	318,238	4.46	22,785,998	302,848	5.44
Non-interest earning assets
Cash and due from banks	161,960			166,691
Allowance for credit losses	(271,217)			(156,456)
Bank owned life insurance	186,648			171,460
Other assets	1,221,816			1,088,812
Total assets	$30,625,490			$24,056,505
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$3,495,417	$1,565	0.18%	$2,551,231	$5,550	0.87%
Savings and money market accounts	9,428,409	5,564	0.24	7,650,472	24,668	1.29
Certificates of deposit	2,150,477	7,876	1.47	2,271,075	11,670	2.06
Total interest-bearing deposits	15,074,303	15,005	0.40	12,472,778	41,888	1.35
Short-term borrowings	267,405	121	0.18	58,171	271	1.87
Qualifying debt	488,957	4,712	3.88	377,348	6,008	6.39
Total interest-bearing liabilities	15,830,665	19,838	0.50	12,908,297	48,167	1.50
Interest cost of funding earning assets			0.27			0.85
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	11,130,035			7,869,266
Other liabilities	608,684			480,472
Stockholders’ equity	3,056,106			2,798,470
Total liabilities and stockholders' equity	$30,625,490			$24,056,505
Net interest income and margin (4)		$298,400	4.19%		$254,681	4.59%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $7.0 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively.

(2)	Included in the yield computation are net loan fees of $27.8 million and $12.2 million for the three months ended June 30, 2020 and 2019, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$10,984,718	$266,537	4.99%	$7,718,003	$222,476	5.98%
CRE - non-owner occupied	5,291,513	134,522	5.12	4,339,366	129,951	6.05
CRE - owner occupied	2,277,479	56,708	5.11	2,290,210	60,015	5.39
Construction and land development	2,067,246	63,158	6.17	2,202,029	79,509	7.30
Residential real estate	2,243,781	43,764	3.92	1,451,774	35,362	4.91
Consumer	54,543	1,449	5.34	61,934	1,854	6.04
Loans held for sale	21,749	324	3.00	—	—	—
Total loans (1), (2), (3)	22,941,029	566,462	5.03	18,063,316	529,167	6.00
Securities:
Securities - taxable	2,833,277	33,502	2.38	2,760,116	40,066	2.93
Securities - tax-exempt	1,285,770	22,119	4.36	937,790	17,968	4.81
Total securities (1)	4,119,047	55,621	3.00	3,697,906	58,034	3.40
Other	736,718	3,371	0.92	543,521	6,815	2.53
Total interest earning assets	27,796,794	625,454	4.62	22,304,743	594,016	5.48
Non-interest earning assets
Cash and due from banks	179,012			164,441
Allowance for credit losses	(231,950)			(155,359)
Bank owned life insurance	180,511			170,973
Other assets	1,190,350			1,100,808
Total assets	$29,114,717			$23,585,606
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$3,296,935	$6,066	0.37%	$2,523,692	$11,133	0.89%
Savings and money market accounts	9,230,904	23,214	0.51	7,549,119	46,675	1.25
Certificates of deposit	2,248,260	18,241	1.63	2,045,683	19,868	1.96
Total interest-bearing deposits	14,776,099	47,521	0.65	12,118,494	77,676	1.29
Short-term borrowings	207,806	552	0.53	186,252	2,210	2.39
Qualifying debt	442,038	9,961	4.53	370,236	12,113	6.60
Total interest-bearing liabilities	15,425,943	58,034	0.76	12,674,982	91,999	1.46
Interest cost of funding earning assets			0.42			0.83
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	9,999,863			7,713,291
Other liabilities	625,862			452,888
Stockholders’ equity	3,063,049			2,744,445
Total liabilities and stockholders' equity	$29,114,717			$23,585,606
Net interest income and margin (4)		$567,420	4.20%		$502,017	4.65%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $13.4 million and $12.3 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Included in the yield computation are net loan fees of $43.3 million and $24.5 million for the six months ended June 30, 2020 and 2019, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 versus 2019			2020 versus 2019
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$50,945	$(22,447)	$28,498	$79,265	$(35,204)	$44,061
CRE - non-owner occupied	10,787	(12,688)	(1,901)	24,206	(19,635)	4,571
CRE - owner-occupied	246	(2,660)	(2,414)	(317)	(2,990)	(3,307)
Construction and land development	(1,407)	(7,499)	(8,906)	(4,118)	(12,233)	(16,351)
Residential real estate	8,062	(3,886)	4,176	15,448	(7,046)	8,402
Consumer	(101)	(125)	(226)	(196)	(209)	(405)
Loans held for sale	—	—	—	324	—	324
Total loans	68,532	(49,305)	19,227	114,612	(77,317)	37,295
Securities:
Securities - taxable	138	(3,614)	(3,476)	865	(7,429)	(6,564)
Securities - tax-exempt	3,624	(794)	2,830	5,986	(1,835)	4,151
Total securities	3,762	(4,408)	(646)	6,851	(9,264)	(2,413)
Other	22	(3,213)	(3,191)	884	(4,328)	(3,444)
Total interest income	72,316	(56,926)	15,390	122,347	(90,909)	31,438

Interest expense:
Interest-bearing transaction accounts	$423	$(4,408)	$(3,985)	$1,423	$(6,490)	$(5,067)
Savings and money market	1,049	(20,153)	(19,104)	4,229	(27,690)	(23,461)
Certificates of deposit	(442)	(3,352)	(3,794)	1,644	(3,271)	(1,627)
Short-term borrowings	95	(245)	(150)	57	(1,715)	(1,658)
Qualifying debt	1,076	(2,372)	(1,296)	1,618	(3,770)	(2,152)
Total interest expense	2,201	(30,530)	(28,329)	8,971	(42,936)	(33,965)

Net increase	$70,115	$(26,396)	$43,719	$113,376	$(47,973)	$65,403

(1)	Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2020, interest income was $318.2 million, an increase of $15.4 million, or 5.1%, compared to $302.8 million for the three months ended June 30, 2019. This increase was primarily the result of a $6.1 billion increase in the average loan balance, which drove a $19.2 million increase in loan interest income for the three months ended June 30, 2020. This increase was offset in part by a decrease in other interest income from federal funds sold of $3.2 million and a decrease in interest income from investment securities of $0.6 million for the comparable period due to a decrease in interest rates from June 30, 2019, which outweighed the increases in the related average asset balances.
For the six months ended June 30, 2020, interest income was $625.5 million, an increase of $31.4 million, or 5.3%, compared to $594.0 million for the six months ended June 30, 2019. This increase was primarily the result of a $4.9 billion increase in the average loan balance, which drove a $37.3 million increase in loan interest income for the six months ended June 30, 2020. This increase was offset in part by a decrease in other interest income from federal funds sold of $3.4 million and a decrease in interest income from investment securities of $2.4 million for the comparable period due to a decrease in interest rates from June 30, 2019, which outweighed the increases in the related average asset balances.

For the three months ended June 30, 2020, interest expense was $19.8 million, a decrease of $28.3 million, or 58.8%, compared to $48.2 million for the three months ended June 30, 2019. Interest expense on deposits decreased $26.9 million for the same period despite an increase in average interest-bearing deposits of $2.6 billion as repricing efforts in a lower rate environment drove a 95 basis point reduction in average cost of interest-bearing deposits.
For the six months ended June 30, 2020, interest expense was $58.0 million, a decrease of $34.0 million, or 36.9%, compared to $92.0 million for the six months ended June 30, 2019. Interest expense on deposits decreased $30.2 million for the same period despite an increase in average interest-bearing deposits of $2.7 billion as repricing efforts in a lower rate environment drove a 64 basis point reduction in average cost of interest-bearing deposits.
For the three months ended June 30, 2020, net interest income was $298.4 million, an increase of $43.7 million, or 17.2%, compared to $254.7 million for the three months ended June 30, 2019. The increase in net interest income reflects a $6.5 billion increase in average interest-earning assets, partially offset by an increase of $2.9 billion in average interest-bearing liabilities. The decrease in net interest margin of 40 basis points to 4.19% is the result of decreased yields on loans and investment securities, partially offset by lower deposit and funding costs for the three months ended June 30, 2020 compared to the same period in 2019.
For the six months ended June 30, 2020, net interest income was $567.4 million, an increase of $65.4 million, or 13.0%, compared to $502.0 million for the six months ended June 30, 2019. The increase in net interest income reflects a $5.5 billion increase in average interest-earning assets, partially offset by an increase of $2.8 billion in average interest-bearing liabilities. The decrease in net interest margin of 45 basis points to 4.20% is the result of decreased yields on loans and investment securities, partially offset by lower deposit and funding costs for the six months ended June 30, 2020 compared to the same period in 2019.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and, upon the adoption of CECL, includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios. For the three and six months ended June 30, 2020, the provision for credit losses was $92.0 million and $143.2 million, compared to $7.0 million and $11.5 million for the three and six months ended June 30, 2019, respectively. The significant increase in the provision for credit losses from the three and six months ended June 30, 2019 is primarily related to the current economic environment and estimating expected credit losses under the new CECL accounting standard. This standard changes the methodology for estimating credit losses on financial instruments from an incurred loss model to an expected total loss model. This results in the recognition of expected losses over the life of loans and HTM investment securities at the time that the loan is originated or the security is purchased, rather than after a loss has been incurred, which results in an acceleration in the timing of loss recognition. Further, as the Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses, the worsening of economic assumptions due to the ongoing pandemic has also contributed to an increased provision for credit losses for the three and six months ended June 30, 2020.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in thousands)
Income from bank owned life insurance	$6,670	$978	$5,692	$7,632	$1,959	$5,673
Service charges and fees	5,130	5,821	(691)	11,534	11,233	301
Income from equity investments	1,311	868	443	5,077	2,877	2,200
Card income	1,178	1,625	(447)	2,895	3,466	(571)
Foreign currency income	1,159	1,148	11	2,487	2,243	244
Lending related income and gains (losses) on sale of loans, net	719	553	166	1,367	804	563
Gain (loss) on sales of investment securities, net	158	—	158	230	—	230
Fair value gain (loss) adjustments on assets measured at fair value, net	4,432	1,572	2,860	(6,868)	4,406	(11,274)
Other income	513	1,653	(1,140)	2,025	2,640	(615)
Total non-interest income	$21,270	$14,218	$7,052	$26,379	$29,628	$(3,249)
Total non-interest income for the three months ended June 30, 2020 compared to the same period in 2019 increased by $7.1 million. The increase in non-interest income is due primarily to an increase in income from bank owned life insurance of $5.7 million as the Company received a one-time enhancement fee of $5.6 million from surrender and replacement of certain policies, which was intended to offset an increase in tax expense related to the surrender. In addition, the net fair value gain adjustment on assets measured at fair value was $4.4 million for the three months ended June 30, 2020, compared to $1.6 million for the same period in 2019, which predominately relates to valuation increases on preferred stock holdings of other banking companies after a significant decline in value during the three months ended March 31, 2020. These increases were offset in part by a $1.1 million decrease in other non-interest income from the three months ended June 30, 2019 due to a decrease in rental income on equipment leases.
Total non-interest income for the six months ended June 30, 2020 compared to the same period in 2019 decreased by $3.2 million. The decrease in non-interest income is due primarily a net fair value loss adjustment of $6.9 million incurred during the six months ended June 30, 2020, which predominantly relates to valuation declines on preferred stock holdings of other banking companies. This decrease was offset in part by an increase in income from bank owned life insurance of $5.7 million primarily attributable to a one-time enhancement fee discussed above and an increase of $2.2 million in income from equity investments primarily related to an increase in income from SBIC investments.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$69,634	$65,794	$3,840	$141,698	$134,350	$7,348
Legal, professional, and directors' fees	10,669	11,105	(436)	21,071	18,637	2,434
Data processing	8,577	6,793	1,784	17,180	13,468	3,712
Occupancy	8,101	7,761	340	16,326	15,988	338
Deposit costs	3,514	7,669	(4,155)	10,852	13,393	(2,541)
Insurance	3,444	2,811	633	6,442	5,620	822
Loan and repossessed asset expenses	2,047	1,460	587	3,509	3,466	43
Marketing	869	1,057	(188)	1,773	1,798	(25)
Business development	831	1,444	(613)	3,112	3,529	(417)
Card expense	383	710	(327)	1,126	1,344	(218)
Intangible amortization	374	387	(13)	747	774	(27)
Net (gain) loss on sales / valuations of repossessed and other assets	(6)	(620)	614	(1,458)	(523)	(935)
Other expense	6,362	7,878	(1,516)	12,902	14,283	(1,381)
Total non-interest expense	$114,799	$114,249	$550	$235,280	$226,127	$9,153
Total non-interest expense for the three months ended June 30, 2020 was relatively flat compared to the same period in 2019, which increased $0.6 million. This increase primarily relates to salaries and employee benefits and data processing, which have increased as the Company supports its continued growth. These increases were offset in part by a decrease in deposit costs of $4.2 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily related to a decrease in deposit earnings credits paid to account holders in a lower rate environment.
Total non-interest expense for the six months ended June 30, 2020 compared to the same period in 2019 increased $9.2 million, or 4.0%. This increase primarily relates to salaries and employee benefits, data processing, and legal, professional and directors' fees, which have increased as the Company supports its continued growth. These increases were offset in part by a decrease in deposit costs of $2.5 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily related to a decrease in deposit earnings credits paid to account holders in a lower rate environment.
Income Taxes
The Company's effective tax rate was 17.36% and 16.76% for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company's effective tax rate was 17.70% and 17.10%, respectively. The increase in the effective tax rate from the three and six months ended June 30, 2019 is due primarily to tax expense associated with a surrender of bank owned life insurance and increased state tax accruals, partially offset by increases in forecasted tax-exempt income and investment tax credits in 2020.
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

The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2020	(in millions)
Loans, net of deferred loan fees and costs	$25,029.4	$4,336.7	$2,688.6	$2,422.7	$1,747.9
Deposits	27,544.6	7,628.7	4,645.7	3,023.8	2,726.1

At December 31, 2019
Loans, net of deferred loan fees and costs	$21,123.3	$3,847.9	$2,252.5	$2,253.9	$1,311.2
Deposits	22,796.5	5,384.7	4,350.1	2,585.3	2,373.6

	(in thousands)
Three Months Ended June 30, 2020
Pre-tax income	$112,871	$34,910	$25,405	$8,142	$14,350

Six Months Ended June 30, 2020
Pre-tax income	$215,343	$71,558	$52,586	$23,042	$24,663

Three Months Ended June 30, 2019
Pre-tax income	$147,686	$37,290	$28,403	$17,429	$13,761

Six Months Ended June 30, 2019
Pre-tax income	$294,018	$71,627	$53,760	$33,591	$26,242

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2020	(in millions)
Loans, net of deferred loan fees and costs	$274.0	$1,685.5	$2,206.7	$2,043.6	$7,623.3	$0.4
Deposits	3,675.1	0.1	4,416.5	—	67.2	1,361.4

At December 31, 2019
Loans, net of deferred loan fees and costs	$237.2	$1,635.6	$1,552.0	$1,930.8	$6,098.7	$3.5
Deposits	3,210.1	0.1	3,771.5	—	36.9	1,084.2

	(in thousands)
Three Months Ended June 30, 2020
Pre-tax income	$16,162	$(731)	$23,276	$(8,396)	$44,530	$(44,777)

Six Months Ended June 30, 2020
Pre-tax income	$27,763	$388	$36,367	$(3,183)	$61,391	$(79,232)

Three Months Ended June 30, 2019
Pre-tax income	$12,451	$1,434	$18,027	$10,496	$17,693	$(9,298)

Six Months Ended June 30, 2019
Pre-tax income	$24,755	$2,991	$39,822	$20,243	$31,728	$(10,741)

BALANCE SHEET ANALYSIS
Total assets increased $5.1 billion, or 19.0%, to $31.9 billion at June 30, 2020, compared to $26.8 billion at December 31, 2019. The increase in total assets relates primarily to organic loan growth. Loans increased $3.9 billion, or 18.5%, to $25.0 billion at June 30, 2020, compared to $21.1 billion at December 31, 2019. The increase in loans from December 31, 2019, which includes $1.7 billion in PPP loans, was driven by commercial and industrial loans of $3.4 billion, with smaller increases in residential real estate loans of $257.2 million, construction and land development loans of $245.4 million, and CRE, non-owner occupied loans of $98.6 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $59.8 million.
Total liabilities increased $5.0 billion, or 21.0%, to $28.8 billion at June 30, 2020, compared to $23.8 billion at December 31, 2019. The increase in liabilities is due primarily to an increase in total deposits of $4.7 billion, or 20.8%, to $27.5 billion. The increase in deposits from December 31, 2019 was driven by increases of $3.7 billion in non-interest bearing demand deposits, $747.2 million in interest bearing demand deposits, and $702.5 million in savings and money market accounts, partially offset by a decrease of $399.7 million in certificates of deposit. In addition, qualifying debt increased by $224.2 million due to issuance of $225.0 million of subordinated debt, recorded net of issue costs, during the three months ended June 30, 2020.
Total stockholders’ equity increased by $85.7 million, or 2.8%, to $3.1 billion at June 30, 2020 from December 31, 2019. The increase in stockholders' equity is primarily a function of net income, partially offset by share repurchases and dividends to shareholders as well as the adoption impact of CECL.
Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses on AFS debt securities are recorded as part of AOCI in stockholders’ equity, net of tax. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Trading securities are reported at fair value, with unrealized gains and losses included in current period earnings.
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk.
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2020	December 31, 2019
	(in thousands)
Debt securities
CDO	$7,302	$10,142
Commercial MBS issued by GSEs	100,410	94,253
Corporate debt securities	93,210	99,961
Municipal securities	9,924	7,773
Private label residential MBS	1,015,786	1,129,227
Residential MBS issued by GSEs	1,340,457	1,412,060
Tax-exempt	1,406,324	1,039,962
Trust preferred securities	22,889	27,040
U.S. government sponsored agency securities	—	10,000
U.S. treasury securities	—	999
Total debt securities	$3,996,302	$3,831,417

Equity securities
CRA investments	$56,431	$52,504
Preferred stock	81,978	86,197
Total equity securities	$138,409	$138,701

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

June 30, 2020
(in thousands)
Commercial and industrial
Tech & Innovation	$2,123,722
Other commercial and industrial	6,247,269
CRE - owner occupied	2,011,321
CRE - non-owner occupied
Hotel Franchise Finance	1,876,980
Other CRE - non-owned occupied	3,434,860
Residential	2,349,359
Construction and land development	2,168,310
Warehouse lending	2,898,736
Municipal & nonprofit	1,685,481
Other	213,177
Total loans HFI	25,009,215
Allowance for credit losses	(310,550)
Total loans HFI, net of allowance	$24,698,665

December 31, 2019
(in thousands)
Commercial and industrial	$9,382,043
Commercial real estate - non-owner occupied	5,245,634
Commercial real estate - owner occupied	2,316,913
Construction and land development	1,952,156
Residential real estate	2,147,664
Consumer	57,083
Loans, net of deferred loan fees and costs	21,101,493
Allowance for credit losses	(167,797)
Total loans HFI	$20,933,696
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. Net deferred loan fees of $80.6 million and $47.7 million reduced the carrying value of loans as of June 30, 2020 and December 31, 2019, respectively. Net unamortized purchase premiums on secondary market loan purchases of $29.7 million and $29.9 million increased the carrying value of loans as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, the Company also had $20.2 million and $21.8 million of HFS loans, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended June 30, 2020 and December 31, 2019, CRE related loans accounted for approximately 39% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 30% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2020 and December 31, 2019, respectively.

Non-performing Assets
Total non-performing loans increased by $77.3 million, or 91.6%, at June 30, 2020 to $161.6 million from $84.3 million at December 31, 2019.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Total nonaccrual loans (1)	$139,721	$55,968
Loans past due 90 days or more on accrual status	—	—
Accruing troubled debt restructured loans	21,859	28,356
Total nonperforming loans	$161,580	$84,324
Other assets acquired through foreclosure, net	$9,424	$13,850
Nonaccrual HFI and HFS loans to funded HFI loans	0.56%	0.27%
Nonaccrual HFI loans to funded HFI loans	0.48%	0.27%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—

(1)
Includes non-accrual TDR loans of $14.9 million and $10.6 million at June 30, 2020 and December 31, 2019, respectively, and non-accrual HFS loans of $20.2 million and zero at June 30, 2020 and December 31, 2019, respectively.

Interest income that would have been recorded under the original terms of non-accrual loans was $1.7 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.
The composition of nonaccrual HFI loans by loan type and by segment were as follows:

	June 30, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	$48,968	40.98%	0.19%
Other commercial and industrial	11,877	9.94	0.05
CRE - owner occupied	23,185	19.40	0.09
CRE - non-owner occupied
Hotel Franchise Finance	—	—	—
Other CRE - non-owned occupied	28,791	24.09	0.12
Residential	4,439	3.71	0.02
Construction and land development	—	—	—
Warehouse lending	—	—	—
Municipal & nonprofit	2,017	1.69	0.01
Other	231	0.19	—
Total non-accrual loans	$119,508	100.00%	0.48%

	December 31, 2019
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$24,501	43.77%	0.12%
Commercial real estate	23,720	42.38	0.11
Construction and land development	2,147	3.84	0.01
Residential real estate	5,600	10.01	0.03
Consumer	—	—	—
Total non-accrual loans	$55,968	100.00%	0.27%

	June 30, 2020		December 31, 2019
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$28,801	0.66%	$29,062	0.76%
Nevada	4,065	0.15	8,001	0.36
Southern California	9,564	0.39	1,759	0.08
Northern California	22,510	1.29	5,193	0.40
HOA Services	74	0.03	—	—
Public & Nonprofit Finance	2,017	0.12	2,147	0.13
Technology and Innovation	48,968	2.22	5,867	0.38
Other NBLs	3,509	0.05	3,939	0.06
Total non-accrual loans	$119,508	0.48%	$55,968	0.27%
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
Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended June 30, 2020
	Balance, March 31, 2020 (1)	Provision Expense (Reversal)	Writeoffs	Recoveries	Balance, June 30, 2020 (1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$39,756	$17,553	$2,750	$—	$54,559
Other commercial and industrial	120,374	(9,079)	1,881	(516)	109,930
CRE - owner occupied	10,557	5,070	43	(3)	15,587
CRE - non-owner occupied
Hotel Franchise Finance	18,828	17,036	—	—	35,864
Other CRE - non-owned occupied	14,134	19,788	885	365	32,672
Residential	1,279	428	—	(18)	1,725
Construction and land development	7,155	28,630	—	(7)	35,792
Warehouse lending	402	341	—	—	743
Municipal & nonprofit	16,166	962	—	—	17,128
Other	6,678	(44)	164	(80)	6,550
Total	$235,329	$80,685	$5,723	$(259)	$310,550

Net charge-offs to average loans outstanding	0.09%
Allowance for credit losses to funded HFI loans	1.24

(1)	Includes an estimate of future recoveries.

	Six Months Ended June 30, 2020
	Balance, January 1, 2020 (1)	Provision Expense (Reversal)	Writeoffs	Recoveries	Balance, June 30, 2020 (1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$22,394	$34,915	$2,750	$—	$54,559
Other commercial and industrial	95,784	14,274	1,936	1,808	109,930
CRE - owner occupied	10,420	5,203	43	7	15,587
CRE - non-owner occupied
Hotel Franchise Finance	14,104	21,760	—	—	35,864
Other CRE - non-owned occupied	10,503	21,488	885	1,566	32,672
Residential	3,814	(2,119)	—	30	1,725
Construction and land development	6,218	29,557	—	17	35,792
Warehouse lending	246	497	—	—	743
Municipal & nonprofit	17,397	(269)	—	—	17,128
Other	6,045	620	206	91	6,550
Total	$186,925	$125,926	$5,820	$3,519	$310,550

Net charge-offs to average loans outstanding	0.02%

(1)	Includes an estimate of future recoveries.

	Three Months Ended June 30, 2019
	Balance, March 31, 2019	Charge-offs	Recoveries	Provision Expense (Reversal)	Balance, June 30, 2019
	(in thousands)
Construction and land development	$26,083	$141	$(9)	$140	$26,091
Commercial real estate	37,867	—	(439)	2,952	41,258
Residential real estate	13,006	397	(27)	(30)	12,606
Commercial and industrial	77,254	2,018	(495)	3,904	79,635
Consumer	777	—	(8)	34	819
Total	$154,987	$2,556	$(978)	$7,000	$160,409

Net charge-offs to average loans outstanding	0.03%
Allowance for credit losses to funded HFI loans	0.89

	Six Months Ended June 30, 2019
	Balance, December 31, 2018	Charge-offs	Recoveries	Provision Expense (Reversal)	Balance, June 30, 2019
	(in thousands)
Construction and land development	$22,513	$141	$(64)	$3,655	$26,091
Commercial real estate	34,829	—	(892)	5,537	41,258
Residential real estate	11,276	585	(120)	1,795	12,606
Commercial and industrial	83,118	4,142	(972)	(313)	79,635
Consumer	981	1	(13)	(174)	819
Total	$152,717	$4,869	$(2,061)	$10,500	$160,409

Net charge-offs to average loans outstanding	0.03%

The following table summarizes the allocation of the allowance for credit losses by loan type.

	June 30, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	$54,559	17.6%	8.5%
Other commercial and industrial	109,930	35.5	25.0
CRE - owner occupied	15,587	5.0	8.0
CRE - non-owner occupied
Hotel Franchise Finance	35,864	11.5	7.5
Other CRE - non-owned occupied	32,672	10.5	13.7
Residential	1,725	0.6	9.4
Construction and land development	35,792	11.5	8.7
Warehouse lending	743	0.2	11.6
Municipal & nonprofit	17,128	5.5	6.7
Other	6,550	2.1	0.9
Total	$310,550	100.0%	100.0%

	December 31, 2019
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in thousands)
Commercial and industrial	$82,302	49.0%	44.5%
Commercial Real Estate	47,273	28.2	35.8
Construction and Land Development	23,894	14.2	9.2
Residential Real Estate	13,714	8.2	10.2
Consumer	614	0.4	0.3
Total	$167,797	100.0%	100.0%
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

	June 30, 2020
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	34	$27,006	7.39%	0.11%
Other commercial and industrial	77	113,661	31.10	0.45
CRE - owner occupied	27	33,099	9.06	0.13
CRE - non-owner occupied
Hotel Franchise Finance	9	116,694	31.94	0.47
Other CRE - non-owned occupied	11	44,837	12.27	0.18
Residential	2	752	0.21	0.00
Construction and land development	6	19,759	5.41	0.08
Warehouse lending	—	—	—	—
Municipal & nonprofit	3	6,659	1.82	0.03
Other	17	2,941	0.80	0.01
Total	186	$365,408	100.00%	1.46%

	December 31, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	73	$96,464	43.06%	0.46%
Commercial real estate	37	107,839	48.14	0.51
Construction and land development	10	18,971	8.47	0.09
Residential real estate	3	727	0.33	0.00
Consumer	1	10	0.00	0.00
Total	124	$224,011	100.00%	1.06%
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $296.9 million at June 30, 2020, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2020 and 2019, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of June 30, 2020, the net deferred tax asset was $34.1 million, an increase of $16.0 million from December 31, 2019. This overall increase in the net deferred tax asset was primarily the result of an increase in the allowance for credit losses under the new CECL accounting guidance, which upon adoption on January 1, 2020, increased the deferred tax asset by $8.7 million.
At June 30, 2020 and December 31, 2019, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $27.5 billion at June 30, 2020, from $22.8 billion at December 31, 2019, an increase of $4.7 billion, or 20.8%. The increase in deposits is attributable to an increase across most deposit types, with the largest increases in non-interest bearing demand deposits of $3.7 billion, interest bearing demand deposits of $747.2 million, and $702.5 million in savings and money market accounts, partially offset by a decrease of $399.7 million in certificates of deposit.

WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At each of the periods ended June 30, 2020 and December 31, 2019, the Company also has $1.1 billion of wholesale brokered deposits. In addition, deposits for which the Company provides account holders with earnings credits and referral fees totaled $5.3 billion and $3.1 billion at June 30, 2020 and December 31, 2019, respectively. The Company incurred $3.1 million and $7.4 million in deposit related costs during the three months ended June 30, 2020 and 2019, respectively. The Company incurred $10.2 million and $12.9 million in deposit related costs during the six months ended June 30, 2020 and 2019, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2020		2019
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$3,495,417	0.18%	$2,551,231	0.87%
Savings and money market accounts	9,428,409	0.24	7,650,472	1.29
Certificates of deposit	2,150,477	1.47	2,271,075	2.06
Total interest-bearing deposits	15,074,303	0.40	12,472,778	1.35
Non-interest-bearing demand deposits	11,130,035	—	7,869,266	—
Total deposits	$26,204,338	0.23%	$20,342,044	0.83%

	Six Months Ended June 30,
	2020		2019
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$3,296,935	0.37%	$2,523,692	0.89%
Savings and money market accounts	9,230,904	0.51	7,549,119	1.25
Certificates of deposit	2,248,260	1.63	2,045,683	1.96
Total interest-bearing deposits	14,776,099	0.65	12,118,494	1.29
Non-interest-bearing demand deposits	9,999,863	—	7,713,291	—
Total deposits	$24,775,962	0.39%	$19,831,785	0.79%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2020, total short-term borrowed funds consist of FHLB advances of $10.0 million and customer repurchase agreements of $25.4 million. At December 31, 2019, total short-term borrowed funds consisted of customer repurchase agreements of $16.7 million.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2020, the carrying value of qualifying debt was $617.7 million, compared to $393.6 million at December 31, 2019. The increase in qualifying debt from December 31, 2019 is due to issuance of $225.0 million of subordinated debt, recorded net of issue costs, during the three months ended June 30, 2020.

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
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of June 30, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of June 30, 2020 and December 31, 2019, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
June 30, 2020
WAL	$3,664,914	$2,875,218	$27,404,507	$30,343,007	13.4%	10.5%	9.5%	10.2%
WAB	3,457,403	2,800,435	27,436,340	30,372,912	12.6	10.2	9.2	10.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2019
WAL	$3,257,874	$2,775,390	$25,390,142	$26,110,275	12.8%	10.9%	10.6%	10.6%
WAB	3,030,301	2,703,549	25,452,261	26,134,431	11.9	10.6	10.3	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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

During the first quarter of 2020, the Company adopted the ASUs related to credit losses, which include ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new standards significantly change the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
While the Company does not anticipate any need for additional liquidity, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken several actions to ensure the strength of its liquidity position. These actions include establishing a $1.8 billion Federal Reserve lending facility in connection with funding loans to small and medium-sized businesses and suspending stock repurchases from April 17, 2020 through the end of the second quarter 2020. In addition, the Company is also in a position to pledge additional collateral to increase its borrowing capacity with the FRB, if necessary.
The following table presents the available and outstanding balances on the Company's lines of credit:

	June 30, 2020
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$2,281.0	$—

In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2020 are presented in the following table:

June 30, 2020
(in millions)
FHLB:
Borrowing capacity	$4,417.9
Outstanding borrowings	10.0
Letters of credit	21.0
Total available credit	$4,386.9

FRB:
Borrowing capacity	$2,289.4
Outstanding borrowings	—
Total available credit	$2,289.4
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2020, there was $4.1 billion in liquid assets, comprised of $1.5 billion in cash and cash equivalents and $2.6 billion in unpledged marketable securities. At December 31, 2019, the Company maintained $2.9 billion in liquid assets, comprised of $434.6 million of cash and cash equivalents and $2.5 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2020, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2020 and 2019, net cash provided by operating activities was $283.4 million and $330.3 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the six months ended June 30, 2020 and 2019 was $3.8 billion and $1.5 billion, respectively. There was a net decrease in investment securities for the six months ended June 30, 2020 and 2019 of $164.8 million and $69.9 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2020 and 2019, net deposits increased $4.7 billion and $2.3 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2020, the Company has $445.3 million of CDARS and $902.2 million of ICS deposits.
As of June 30, 2020, the Company has $1.1 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2020, WAB paid dividends to the Parent of $35.0 million and $130.0 million, respectively. Subsequent to June 30, 2020, WAB paid dividends to the Parent of $15.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Financial Statements for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.

Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K and the supplemental disclosure related thereto contained under the same caption in the Company’s Form 10-Q for the quarter ended March 31, 2020.
CARES Act
On March 27, 2020, the CARES Act was passed by Congress and signed into law by the President. The CARES Act provided approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including new bills comparable in scope to the CARES Act, prior to the end of 2020.
Set forth below is a brief overview of select provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including the Bank. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Future legislation and/or amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Such legislation and related regulations and supervisory guidance will be implemented over time and will remain subject to review by Congress and the implementing regulations issued by federal regulatory authorities. The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation, and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.
Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. On June 5, 2020, the President signed the PPPFA into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so.
Federal Reserve Programs and Other Recent Initiatives
Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the MSLP to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. The Federal Reserve is currently working to refine the MSLP’s operational infrastructure and facilities and is expected to release further rules and operational guidance. The Bank has registered as a lender under the MSLP and continues to monitor developments related thereto.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected this capital relief option.
Supervisory Developments. On June 25, 2020, the Federal Reserve announced that it would take several actions to ensure large banks remain resilient despite the ongoing economic impact of COVID-19. Specifically, in the third quarter, the Federal Reserve will require large banks to preserve capital by suspending share repurchases, capping dividend payments, and allowing dividends according to a formula based on recent income. The Company and the Bank continue to monitor these developments to assess what effect (if any) they will have, but do not anticipate any material impact at this time.
Modification of the Volcker Rule. Also on June 25, 2020, the Federal Reserve - along with the Commodity Futures Trading Commission, FDIC, the Office of the Comptroller of the Currency, and the SEC - issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (“covered funds”). The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule becomes effective October 1, 2020. The Company and the Bank are currently reviewing this new rule to determine what effect (if any) it will have, but do not anticipate any material impact at this time.

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
Interest rate risk is addressed by ALCO, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net EVE and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Company manages its balance sheet in part to maintain the potential impact on EVE and net interest income within acceptable ranges despite changes in interest rates.
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and net interest income in the event of hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits.
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2020, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2020, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,228,390	$1,258,824	$1,376,399	$1,527,351
Interest Expense	54,113	82,954	151,330	219,731
Net Interest Income	$1,174,277	$1,175,870	$1,225,069	$1,307,620
% Change	(0.1)%		4.2%	11.2%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,233,805	$1,258,824	$1,312,155	$1,373,010
Interest Expense	63,869	82,954	97,899	112,103
Net Interest Income	$1,169,936	$1,175,870	$1,214,256	$1,260,907
% Change	(0.5)%		3.3%	7.2%
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
At June 30, 2020, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2020:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$32,677,344	$32,209,242	$31,659,918	$31,125,516	$30,648,118	$30,170,235
Liabilities	28,403,562	27,436,628	26,565,282	25,715,655	24,877,839	24,126,895
Net Present Value	$4,273,782	$4,772,614	$5,094,636	$5,409,861	$5,770,279	$6,043,340
% Change	(10.5)%		6.7%	13.4%	20.9%	26.6%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2020 and December 31, 2019:
Outstanding Derivatives Positions

June 30, 2020			December 31, 2019
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$884,829	$(95,318)	15.4	$872,595	$(53,667)	16.1

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2020, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The COVID-19 pandemic and resulting adverse economic conditions have adversely impacted our business and results and could have a more material adverse impact on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Arizona, where we are headquartered, and California and Nevada, in which we have significant operations, declared states of emergency. These states, like many others, subsequently moved to a phased reopening, but continue to be significantly impacted by the pandemic.
Although the Bank has continued operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. Impacts to our business have included the transition of a significant portion of our workforce to home locations, increases in costs due to additional health and safety precautions implemented at our branches, and an increase in draws on unfunded loan commitments and requests for forbearance and loan modifications. To the extent that commercial and social restrictions remain in place or increase, our expenses, delinquencies, foreclosures and credit losses may materially increase. In addition, the unprecedented nature of COVID-19 related disruptions heighten the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, and therefore increases the risk that the assumptions, judgments and estimates used to determine the appropriate allowance for future credit losses may prove to be incorrect, resulting in actual credit losses that exceed the Company’s recorded allowance.
Unfavorable economic conditions also may make it more difficult for us to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to adversely impact accounting estimates that we use to determine our allowance and provision for credit losses. Such conditions also could impact the value of assets we carry on our balance sheet such as goodwill, and cause the value of collateral associated with our existing loans to decline. Further, certain debt and equity instruments may experience significant fluctuations in value due to market disruption, widening of credit spreads, and governmental purchase intervention.
In addition, in March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, in part as a result of the pandemic. Sudden or unexpectedly large changes in interest rates could impact our ability to effectively manage our interest rate risk and could result in maturity imbalances in our assets and liabilities. A prolonged period of very low interest rates or an increase in interest rates that affects our borrowers' ability to repay loans could reduce our net interest income and have a material adverse impact on our cash flows.
While we have taken and are continuing to take actions to protect the safety and well-being of our employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to perform their jobs or provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers and borrowers. A sizable percentage of our workforce has returned to working in our office buildings, and it is possible that one or more members of our senior management or other key employees contracts the virus and is unable to perform their essential duties. At the same time, many of our employees and employees of companies we do business with continue to work remotely as a result of the pandemic, and the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, therefore has increased.
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
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the requirements and operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their policies and procedures for accepting and processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any related loss from the Company.
We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows, as well as our regulatory capital and liquidity ratios, could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2020	300,273	$30.78	297,000	178,392,414
May 2020	—	—	—	178,392,414
June 2020	7,782	37.87	—	178,392,414
Total	308,055	$30.96	297,000	178,392,414

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

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits
EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 10-K filed with the SEC on March 1, 2019.

3.2	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.3	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.1	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due June 1, 2030 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on May 22, 2020).

10.1
Western Alliance Bancorporation 2005 Stock Incentive Plan (as amended and restated effective April 15, 2020) (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on June 1, 2020).

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

WESTERN ALLIANCE BANCORPORATION

July 31, 2020	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

July 31, 2020	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

July 31, 2020	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer