Form 10-Q
period 2020-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2020-10-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2020, Western Alliance Bancorporation had 100,829,164 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	HOA Services	Homeowner Associations Services
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HFF	Hotel Franchise Finance	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HELOC	Home Equity Line of Credit
ALCO	Asset and Liability Management Committee	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
APIC	Additional paid in capital	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
Basel III	Banking Supervision's December 2010 final capital framework	LGD	Loss Given Default
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
BSA	Bank Secrecy Act	LIHTC	Low-Income Housing Tax Credit
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	MSLP	Main Street Lending Program
CDO	Collateralized Debt Obligation	NBL	National Business Lines
CECL	Current Expected Credit Losses	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
COVID-19	Coronavirus Disease 2019	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other-than-Temporary Impairment
CRE	Commercial Real Estate	PCI	Purchased Credit Impaired
EAD	Exposure at Default	PD	Probability of Default
EPS	Earnings per share	PPNR	Pre-Provision Net Revenue
EVE	Economic Value of Equity	PPP	Paycheck Protection Program
Exchange Act	Securities Exchange Act of 1934, as amended	PPPFA	Paycheck Protection Program Flexibility Act
FASB	Financial Accounting Standards Board	REIT	Real Estate Investment Trust
FDIC	Federal Deposit Insurance Corporation	ROU	Right of use
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FHLMC	Federal Home Loan Mortgage Corporation	SBIC	Small Business Investment Company
FinCEN	Financial Crimes Enforcement Network	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	SERP	Supplemental Executive Retirement Plan
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB	Federal Reserve Bank	SR	Supervision and Regulation Letters
FVO	Fair Value Option	TDR	Troubled Debt Restructuring
GAAP	U.S. Generally Accepted Accounting Principles	TEB	Tax Equivalent Basis
GNMA	Government National Mortgage Association	TSR	Total Shareholder Return
GSE	Government-Sponsored Enterprise	XBRL	eXtensible Business Reporting Language

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$163,893	$185,977
Interest-bearing deposits in other financial institutions	1,254,842	248,619
Cash, cash equivalents, and restricted cash	1,418,735	434,596
Investment securities - AFS, at fair value; amortized cost of $3,876,586 at September 30, 2020 and $3,317,928 at December 31, 2019	3,975,225	3,346,310
Investment securities - HTM, at amortized cost; fair value of $548,140 at September 30, 2020 and $516,261 at December 31, 2019	504,477	485,107
Less: allowance for credit losses	(5,964)	—
Net HTM investment securities	498,513	485,107
Investment securities - equity	160,561	138,701
Investments in restricted stock, at cost	66,843	66,509
Loans - HFS	20,764	21,803
Loans, net of deferred loan fees and costs	25,993,254	21,101,493
Less: allowance for credit losses	(310,560)	(167,797)
Net loans held for investment	25,682,694	20,933,696
Premises and equipment, net	128,256	125,838
Operating lease right of use asset	71,393	72,558
Bank owned life insurance	175,478	174,046
Goodwill and intangible assets, net	298,987	297,608
Deferred tax assets, net	46,645	18,025
Investments in LIHTC and renewable energy	414,305	409,365
Other assets	377,107	297,786
Total assets	$33,335,506	$26,821,948
Liabilities:
Deposits:
Non-interest-bearing demand	$13,013,014	$8,537,905
Interest-bearing	15,830,382	14,258,588
Total deposits	28,843,396	22,796,493
Customer repurchase agreements	19,688	16,675
Other borrowings	10,000	—
Qualifying debt	618,772	393,563
Operating lease liability	78,613	78,112
Other liabilities	540,991	520,357
Total liabilities	30,111,460	23,805,200
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 102,993,777 shares issued at September 30, 2020 and 104,527,544 at December 31, 2019	10	10
Treasury stock, at cost (2,168,437 shares at September 30, 2020 and 2,003,873 shares at December 31, 2019)	(71,098)	(62,728)
Additional paid in capital	1,383,537	1,374,141
Accumulated other comprehensive income	78,585	25,008
Retained earnings	1,833,012	1,680,317
Total stockholders’ equity	3,224,046	3,016,748
Total liabilities and stockholders’ equity	$33,335,506	$26,821,948
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$276,623	$278,932	$843,085	$808,099
Investment securities	26,323	28,928	79,778	84,929
Dividends	1,397	1,289	4,305	4,452
Other	500	6,459	3,129	12,144
Total interest income	304,843	315,608	930,297	909,624
Interest expense:
Deposits	12,215	43,354	59,736	121,030
Other borrowings	5	34	75	1,344
Qualifying debt	7,872	5,785	17,833	17,898
Other	13	13	495	913
Total interest expense	20,105	49,186	78,139	141,185
Net interest income	284,738	266,422	852,158	768,439
Provision for credit losses	14,661	3,803	157,837	15,303
Net interest income after provision for credit losses	270,077	262,619	694,321	753,136
Non-interest income:
Service charges and fees	5,913	5,888	17,447	17,121
Card income	1,873	1,729	4,768	5,195
Foreign currency income	1,755	1,321	4,242	3,564
Income from bank owned life insurance	1,345	979	8,977	2,938
Income from equity investments	1,186	3,742	6,263	6,619
Lending related income and gains on sale of loans, net	705	539	2,072	1,343
Gain on sales of investment securities, net	—	3,152	230	3,152
Fair value gain (loss) adjustments on assets measured at fair value, net	5,882	222	(986)	4,628
Other income	1,947	1,869	3,972	4,509
Total non-interest income	20,606	19,441	46,985	49,069
Non-interest expense:
Salaries and employee benefits	78,757	70,978	220,455	205,328
Legal, professional, and directors' fees	10,034	8,248	31,105	26,885
Occupancy	9,426	8,263	25,752	24,251
Data processing	8,864	7,095	26,044	20,563
Deposit costs	3,246	11,537	14,098	24,930
Insurance	3,064	3,071	9,506	8,691
Loan and repossessed asset expenses	1,771	1,953	5,280	5,419
Business development	950	1,443	4,062	4,972
Marketing	848	842	2,621	2,640
Card expense	505	548	1,631	1,892
Intangible amortization	373	387	1,120	1,161
Net loss (gain) on sales / valuations of repossessed and other assets	123	3,379	(1,335)	2,856
Other expense	6,131	8,408	19,033	22,691
Total non-interest expense	124,092	126,152	359,372	352,279
Income before provision for income taxes	166,591	155,908	381,934	449,926
Income tax expense	30,822	28,533	68,929	78,819
Net income	$135,769	$127,375	$313,005	$371,107

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Earnings per share:
Basic	$1.36	$1.25	$3.12	$3.60
Diluted	1.36	1.24	3.11	3.59
Weighted average number of common shares outstanding:
Basic	99,850	102,041	100,322	103,024
Diluted	100,059	102,451	100,574	103,468
Dividends declared per common share	$0.25	$0.25	$0.75	$0.25
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$135,769	$127,375	$313,005	$371,107
Other comprehensive income, net:
Unrealized gain on AFS securities, net of tax effect of $(2,520), $(3,592), $(17,310), $(25,523), respectively	7,592	11,014	53,176	78,314
Unrealized (loss) on SERP, net of tax effect of $1, $6, $94, $18, respectively	(3)	(18)	(296)	(53)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $874, $(196)$, $(285), $2,173, respectively	(2,681)	598	871	(6,664)
Realized (gain) on sale of AFS securities included in income, net of tax effect of $0, $776, $56, $776, respectively	—	(2,376)	(174)	(2,376)
Net other comprehensive income	4,908	9,218	53,577	69,221
Comprehensive income	$140,677	$136,593	$366,582	$440,328
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, June 30, 2019	103,654	$10	$1,372,037	$(61,134)	$26,381	$1,513,970	$2,851,264
Net income	—	—	—	—	—	127,375	127,375
Exercise of stock options	1	—	19	—	—	—	19
Restricted stock, performance stock units, and other grants, net	17	—	6,060	—	—	—	6,060
Restricted stock surrendered (1)	(33)	—	—	(1,531)	—	—	(1,531)
Stock repurchase	(1,000)	—	(9,925)	—	—	(33,733)	(43,658)
Dividends paid	—	—	—	—	—	(25,684)	(25,684)
Other comprehensive income, net	—	—	—	—	9,218	—	9,218
Balance, September 30, 2019	102,639	$10	$1,368,191	$(62,665)	$35,599	$1,581,928	$2,923,063

Balance, June 30, 2020	100,849	$10	$1,376,859	$(70,583)	$73,677	$1,722,451	$3,102,414
Net income	—	—	—	—	—	135,769	135,769
Exercise of stock options	2	—	73	—	—	—	73
Restricted stock, performance stock unit, and other grants, net	(12)	—	6,605	—	—	—	6,605
Restricted stock surrendered (1)	(14)	—	—	(515)	—	—	(515)
Dividends paid	—	—	—	—	—	(25,208)	(25,208)
Other comprehensive income, net	—	—	—	—	4,908	—	4,908
Balance, September 30, 2020	100,825	$10	$1,383,537	$(71,098)	$78,585	$1,833,012	$3,224,046

	Nine Months Ended September 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2018	104,949	$10	$1,417,724	$(53,083)	$(33,622)	$1,282,705	$2,613,734
Net income	—	—	—	—	—	371,107	371,107
Exercise of stock options	2	—	55	—	—	—	55
Restricted stock, performance stock unit, and other grants, net	631	—	19,783	—	—	—	19,783
Restricted stock surrendered (1)	(209)	—	—	(9,582)	—	—	(9,582)
Stock repurchase	(2,734)	—	(69,371)	—	—	(46,200)	(115,571)
Dividends paid	—	—	—	—	—	(25,684)	(25,684)
Other comprehensive income, net	—	—	—	—	69,221	—	69,221
Balance, September 30, 2019	102,639	$10	$1,368,191	$(62,665)	$35,599	$1,581,928	$2,923,063

Balance, December 31, 2019	102,524	$10	$1,374,141	$(62,728)	$25,008	$1,680,317	$3,016,748
Balance, January 1, 2020 (2)	102,524	10	1,374,141	(62,728)	25,008	1,655,370	2,991,801
Net income	—	—	—	—	—	313,005	313,005
Exercise of stock options	9	—	170	—	—	—	170
Restricted stock, performance stock units, and other grants, net	523	—	21,560	—	—	—	21,560
Restricted stock surrendered (1)	(165)	—	—	(8,370)	—	—	(8,370)
Stock repurchase	(2,066)	—	(12,334)	—	—	(59,335)	(71,669)
Dividends paid	—	—	—	—	—	(76,028)	(76,028)
Other comprehensive income, net	—	—	—	—	53,577	—	53,577
Balance, September 30, 2020	100,825	$10	$1,383,537	$(71,098)	$78,585	$1,833,012	$3,224,046
(1)Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
(2)As adjusted for adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The cumulative effect of adoption of this guidance at January 1, 2020 resulted in a decrease to retained earnings of $24.9 million due to an increase in the allowance for credit losses. See "Note 1. Summary of Significant Accounting Policies for further discussion."
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$313,005	$371,107
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	157,837	15,303
Depreciation and amortization	17,122	14,904
Stock-based compensation	21,560	19,783
Deferred income taxes	(37,414)	5,757
Amortization of net premiums for investment securities	19,015	11,031
Amortization of tax credit investments	34,244	33,551
Amortization of operating lease right of use asset	8,874	7,704
Amortization of net deferred loan fees and net purchase premiums	(34,085)	(31,838)
Income from bank owned life insurance	(3,370)	(2,938)
(Gains) / Losses on:
Sales of investment securities	(230)	(3,152)
Assets measured at fair value, net	986	(4,628)
Sale of loans	—	530
BOLI	(5,607)	—
Sales / valuations of repossessed and other assets, net	(1,335)	2,856
Changes in other assets and liabilities, net	(40,486)	94,535
Net cash provided by operating activities	$450,116	$534,505
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(1,720,604)	$(746,445)
Principal pay downs and maturities	1,014,380	453,307
Proceeds from sales	156,629	150,377
Investment securities - HTM
Purchases	(106,772)	(100,460)
Principal pay downs and maturities	16,894	18,206
Proceeds from sales	—	10,000
Equity securities carried at fair value
Purchases	(31,075)	(10,662)
Redemption of principal (reinvestment of dividends)	7,003	4,535
Purchase of investment tax credits	(103,365)	(88,074)
Proceeds from (purchase of) SBIC investments	1,463	(5,298)
Purchase of money market investments, net	—	7
Proceeds from bank owned life insurance, net	6,011	—
Purchase of restricted stock	(334)	(244)
Net increase in loans	(4,806,138)	(2,445,769)
Purchase of premises, equipment, and other assets, net	(33,103)	(15,282)
Proceeds from sale of other real estate owned and repossessed assets, net	7,073	628
Net cash used in investing activities	$(5,591,938)	$(2,775,174)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	$6,046,903	$3,263,367
Net proceeds from issuance of subordinated debt	221,942	—
Net increase (decrease) in borrowings	13,013	(498,429)
Proceeds from exercise of common stock options	170	55
Cash paid for tax withholding on vested restricted stock	(8,370)	(9,582)
Common stock repurchases	(71,669)	(115,571)
Cash dividends paid on common stock	(76,028)	(25,684)
Net cash provided by financing activities	$6,125,961	$2,614,156
Net increase in cash, cash equivalents, and restricted cash	984,139	373,487
Cash, cash equivalents, and restricted cash at beginning of period	434,596	498,572
Cash, cash equivalents, and restricted cash at end of period	$1,418,735	$872,059
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$87,134	$144,680
Income taxes, net of refunds	37,069	(26,228)
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
Recent accounting pronouncements
Convertible Debt and Derivatives and Hedging
In August 2020, the FASB issued guidance within ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU simplifies the convertible accounting framework through elimination of the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments to Subtopics 470 and 815 are effective for interim and annual reporting periods beginning after December 15, 2021 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
The Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company's financial results for reporting periods beginning after January 1, 2020 are presented in accordance with ASC 326, while prior-period amounts continue to be reported in accordance with legacy GAAP. The Company recorded a cumulative effect adjustment to retained earnings, which resulted in a total decrease to retained earnings of $24.9 million as of January 1, 2020. This adjustment was due primarily to expected total losses under the new model in the Company's loan portfolio and, to a lesser extent, its off-balance sheet credit exposures.
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
Principles of consolidation
As of September 30, 2020, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2020 and 2019 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest income is recognized based on the coupon rate and includes the amortization of purchase premiums and the accretion of purchase discounts. Premiums and discounts on investment securities are generally amortized or accreted over the contractual life of the security using the interest method. For the Company's mortgage-backed securities, amortization or accretion of premiums or discounts are adjusted for anticipated prepayments. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.
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
Allowance for credit losses on loans
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets carried at amortized cost from an incurred loss model to an expected loss model. The discussion below reflects the current expected credit loss model methodology. For discussion of the former incurred loss model methodology, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of life-of-loan losses for the Company's loans held for investment. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a loan to present the net amount expected to be collected on the loan. Accrued interest receivable on loans, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses. Expected recoveries of amounts previously written off and expected to be written off are included in the valuation account and may not exceed the aggregate of amounts previously written off and expected to be written off. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
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
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the allowance for credit losses for each of the loan portfolio segments identified:
Commercial and industrial
The commercial and industrial portfolio segment is comprised of commercial loans that are not collateralized by real estate. The source of repayment of these loans is generally expected to be the income that is generated from the business. The models used to estimate expected credit losses for this loan segment include a combination of a vendor model and an internally-developed model. These models incorporate both market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include the Dow Jones Index, credit spread between the BBB Bond Yield and 10-Year Treasury Bond Yield, unemployment rate, and CBOE VIX Index quarterly high. LGD and the prepayment rate assumption for EAD for this loan segment are driven by unemployment levels.

Commercial real estate, owner-occupied
The CRE, owner-occupied portfolio segment is comprised of commercial loans that are collateralized by real estate, where the primary source of repayment is the business that occupies the property. These loans are typically entered into for the purpose of providing real estate finance or improvement. The primary source of repayment of these loans is the income generated by the business and where rental or sale of the property may provide secondary support for the loan. These loans are sensitive to general economic conditions as well as the market valuation of CRE properties. The probability of default estimate for this loan segment is modeled using the same model as the commercial and industrial loan segment. LGD for this loan segment is driven by property appreciation and the prepayment rate assumption for EAD is driven by unemployment levels.
Commercial real estate, non-owner occupied
The CRE, non-owner occupied segment is comprised of loans that are collateralized by real estate, where the owner is not the primary tenant. These loans are typically entered into for the purpose of financing or the improvement of commercial investment properties. The primary source of repayment of these loans are the rents paid by tenants and where the sale of the property may provide secondary support for the loan. These loans are sensitive to the market valuation of CRE properties, rental rates, and general economic conditions. The vendor model used to estimate expected credit losses for this loan segment projects probabilities of default and exposure at default based on multiple macroeconomic scenarios by modeling how macroeconomic conditions affect the commercial real estate market. Real estate market factors utilized in this model include vacancy rate, rental growth rate, net operating income growth rate, and commercial property price changes for each specific property type. The model then incorporates loan and property-level characteristics including debt coverage, leverage, collateral size, seasoning, and property type. LGD for this loan segment is derived from a non-modeled approach that is driven by property appreciation and the prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
Residential
The residential loan portfolio segment is comprised of loans collateralized primarily by first liens on 1-4 residential family properties and home equity lines of credit that are collateralized by either first liens or junior liens on residential properties. The primary source of repayment of these loans is the value of the property and the capacity of the owner to make payments on the loan. Unemployment rates and the market valuation of residential properties will impact the ultimate repayment of these loans. The residential mortgage loan model is a vendor model that projects probability of default, loss given default severity, prepayment rate, and exposure at default to calculate expected losses. The model is intended to capture the borrower's payment behavior during the lifetime of the residential loan by incorporating loan level characteristics such as loan type, coupon, age, loan-to-value, and credit score and economic conditions such as Home Price Index, interest rate, and unemployment rate. A default event for residential loans is defined as 60 days or more past due, with property appreciation as the driver for LGD results. The prepayment rate assumption for exposure at default for residential loans is based on industry prepayment history.
Probability of default for HELOCs is derived from an internally-developed model that projects PD by incorporating loan level information such as FICO score, lien position, balloon payments, and macroeconomic conditions such as property appreciation. LGD for this loan segment is driven by property appreciation and lien position. Exposure at default for HELOCs is calculated based on utilization rate assumptions using a non-modeled approach and incorporates management judgment.
Construction and land development
The construction and land portfolio segment is comprised of loans collateralized by land or real estate, which are entered into for the purpose of real estate development. The primary source of repayment of loans is the eventual sale or refinance of the completed project and where claims on the property provide secondary support for the loan. These loans are impacted by the market valuation of CRE and residential properties and general economic conditions that have a higher sensitivity to real estate markets compared to other real estate loans. Default risk of a property is driven by loan-specific drivers, including loan-to-value, maturity, origination date, and the metropolitan statistical area ("MSA") in which the property is located, among other items. The variables used in the internally-developed model include loan level drivers such as origination loan-to-value, loan maturity, and macroeconomic drivers such as property appreciation, MSA level unemployment rate, and national GDP growth. LGD for this loan segment is driven by property appreciation. The prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
Warehouse lending
The warehouse lending portfolio segment consists of loans that have a monitored borrowing base to mortgage companies and similar lenders. These loans are collateralized by real estate notes and mortgages or mortgage servicing rights and the borrowing base of these loans is tightly monitored and controlled by the Company. The primary support for the loan takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguish them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks, residential lending rates, prepayment assumptions, and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, and management judgment.
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
Other
This portfolio consists of those loans not already captured in one of the aforementioned loan portfolio segments, which include, but may not be limited to, overdraft lines for treasury services, credit cards, consumer loans not collateralized by real estate, and small business loans collateralized by residential real estate. The consumer and small business loans are supported by the capacity of the borrower and the valuation of any collateral. General economic factors such as unemployment will have an effect on these loans. The Company uses a non-modeled approach to estimate expected credit losses, leveraging average historical default rates. LGD for this loan segment is driven by unemployment levels and lien position. The prepayment rate assumption for EAD is driven by the BBB corporate spread for fixed rate loans and unemployment levels for variable rate loans.
Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is classified in other liabilities on the Consolidated Balance Sheet. The allowance for credit losses on off-balance sheet credit exposures is adjusted through increases or decreases to the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for the Company's other loan portfolio segments described above as these unfunded commitments share similar risk characteristics with these loan portfolio segments. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company did not revise its estimates of the useful lives of its core deposit intangibles during the three and nine months ended September 30, 2020 or 2019.
Treasury shares
The Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Treasury shares are carried at cost.
Common stock repurchases
On December 11, 2018, the Company adopted its common stock repurchase program, pursuant to which the Company was authorized to repurchase up to $250.0 million of its shares of common stock through December 31, 2019. The program was renewed through December 2020, authorizing the Company to repurchase up to an additional $250.0 million of its outstanding common stock. All shares repurchased under the plan are retired upon settlement. The Company has elected to allocate the excess of the repurchase price over the par value of its common stock between APIC and retained earnings, with the portion allocated to APIC limited to the amount of APIC that was recorded at the time that the shares were initially issued, which is calculated on a last-in, first-out basis.
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
•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, volatilities, etc.) or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market.
•Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models, and similar techniques.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2020 and December 31, 2019. The estimated fair value amounts for September 30, 2020 and December 31, 2019 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$504,477	$43,663	$—	$548,140

Available-for-sale debt securities
CDO	$50	$8,126	$—	$8,176
Commercial MBS issued by GSEs	91,769	3,888	—	95,657
Corporate debt securities	193,798	1,081	(8,270)	186,609
Municipal securities	22,006	271	(118)	22,159
Private label residential MBS	1,245,217	19,874	(854)	1,264,237
Residential MBS issued by GSEs	1,329,773	32,314	(531)	1,361,556
Tax-exempt	961,373	51,117	(1,467)	1,011,023
Trust preferred securities	32,000	—	(6,792)	25,208
U.S. treasury securities	600	—	—	600
Total AFS debt securities	$3,876,586	$116,671	$(18,032)	$3,975,225

Equity securities
CRA investments	$53,190	$355	$—	$53,545
Preferred stock	104,974	3,976	(1,934)	107,016
Total equity securities	$158,164	$4,331	$(1,934)	$160,561

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$485,107	$31,303	$(149)	$516,261

Available-for-sale debt securities
CDO	$50	$10,092	$—	$10,142
Commercial MBS issued by GSEs	95,062	366	(1,175)	94,253
Corporate debt securities	105,015	112	(5,166)	99,961
Municipal securities	7,494	279	—	7,773
Private label residential MBS	1,129,985	3,572	(4,330)	1,129,227
Residential MBS issued by GSEs	1,406,594	9,283	(3,817)	1,412,060
Tax-exempt	530,729	24,548	(422)	554,855
Trust preferred securities	32,000	—	(4,960)	27,040
U.S. government sponsored agency securities	10,000	—	—	10,000
U.S. treasury securities	999	—	—	999
Total AFS debt securities	$3,317,928	$48,252	$(19,870)	$3,346,310

Equity securities
CRA investments	$52,805	$—	$(301)	$52,504
Preferred stock	82,514	3,881	(198)	86,197
Total equity securities	$135,319	$3,881	$(499)	$138,701
Securities with carrying amounts of approximately $830.4 million and $962.5 million at September 30, 2020 and December 31, 2019, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale debt securities
Corporate debt securities	$70	$31,528	$8,200	$91,800	$8,270	$123,328
Municipal securities	118	9,384	—	—	118	9,384
Private label residential MBS	851	131,620	3	2,435	854	134,055
Residential MBS issued by GSEs	522	134,180	9	1,193	531	135,373
Tax-exempt	1,467	121,031	—	—	1,467	121,031
Trust preferred securities	—	—	6,792	25,208	6,792	25,208
Total AFS securities	$3,028	$427,743	$15,004	$120,636	$18,032	$548,379

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$149	$24,325	$—	$—	$149	$24,325
Available-for-sale debt securities
Commercial MBS issued by GSEs	$85	$9,035	$1,090	$54,604	$1,175	$63,639
Corporate debt securities	—	—	5,166	94,834	5,166	94,834
Private label residential MBS	1,776	337,285	2,554	258,791	4,330	596,076
Residential MBS issued by GSEs	1,740	385,643	2,077	150,419	3,817	536,062
Tax-exempt	422	67,150	—	—	422	67,150
Trust preferred securities	—	—	4,960	27,040	4,960	27,040
Total AFS securities	$4,023	$799,113	$15,847	$585,688	$19,870	$1,384,801
The total number of AFS securities in an unrealized loss position at September 30, 2020 is 73, compared to 158 at December 31, 2019.
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
Residential MBS issued by GSEs held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three and nine months ended September 30, 2020.
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
As of September 30, 2020, no credit losses on the Company's corporate debt, municipal, and tax-exempt securities have been recognized. The Company's corporate debt and tax-exempt securities continue to be highly rated, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company is continuing to receive timely principal and interest payments on its municipal securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses. Further, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery.
The Company's private label residential MBS are non-agency collateralized mortgage obligations and primarily carry investment grade credit ratings as of September 30, 2020. These securities are secured by pools of residential mortgage loans. Credit losses have not been recognized on these securities as of September 30, 2020 as principal and interest payments on these securities continue to be made on a timely basis, credit support for these securities is considered adequate, and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery.
The Company's trust preferred securities are investment grade and the issuer continues to make timely principal and interest payments.
Based on the qualitative factors discussed above, no allowance for credit losses for the Company's AFS debt securities has been recognized as of September 30, 2020.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following tables present a rollforward by major security type of the allowance for credit losses for the Company's HTM debt securities:

	Three Months Ended September 30, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	June 30, 2020				September 30, 2020
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$7,649	$(1,685)	$—	$—	$5,964

	Nine Months Ended September 30, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	January 1, 2020				September 30, 2020
	(in thousands)
Held-to-maturity debt securities
Tax-exempt	$2,646	$3,318	$—	$—	$5,964
Accrued interest receivable on HTM securities totaled $1.8 million at September 30, 2020 and is excluded from the estimate of credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2020 and December 31, 2019, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	September 30, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$504,477	$504,477

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$8,176	$—	$8,176
Commercial MBS issued by GSEs	—	95,657	—	—	—	—	—	95,657
Corporate debt securities	—	—	—	45,800	122,579	18,230	—	186,609
Municipal securities	—	—	12,143	—	2,630	—	7,386	22,159
Private label residential MBS	1,235,170	—	27,682	91	347	947	—	1,264,237
Residential MBS issued by GSEs	—	1,361,556	—	—	—	—	—	1,361,556
Tax-exempt	43,328	56,725	447,629	431,459	—	—	31,882	1,011,023
Trust preferred securities	—	—	—	—	25,208	—	—	25,208
U.S. treasury securities	—	600	—	—	—	—	—	600
Total AFS securities (1)	$1,278,498	$1,514,538	$487,454	$477,350	$150,764	$27,353	$39,268	$3,975,225

Equity securities
CRA investments	$—	$27,795	$—	$—	$—	$—	$25,750	$53,545
Preferred stock	—	—	—	—	68,945	37,135	936	107,016
Total equity securities (1)	$—	$27,795	$—	$—	$68,945	$37,135	$26,686	$160,561
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$485,107	$485,107

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$10,142	$—	$10,142
Commercial MBS issued by GSEs	—	94,253	—	—	—	—	—	94,253
Corporate debt securities	—	—	—	66,530	33,431	—	—	99,961
Municipal securities	—	—	—	—	—	—	7,773	7,773
Private label residential MBS	1,096,909	—	30,675	181	288	1,174	—	1,129,227
Residential MBS issued by GSEs	—	1,412,060	—	—	—	—	—	1,412,060
Tax-exempt	52,610	2,856	327,657	171,732	—	—	—	554,855
Trust preferred securities	—	—	—	—	27,040	—	—	27,040
U.S. government sponsored agency securities	—	10,000	—	—	—	—	—	10,000
U.S. treasury securities	—	999	—	—	—	—	—	999
Total AFS securities (1)	$1,149,519	$1,520,168	$358,332	$238,443	$60,759	$11,316	$7,773	$3,346,310

Equity securities
CRA investments	$—	$25,375	$—	$—	$—	$—	$27,129	$52,504
Preferred stock	—	—	—	—	82,851	2,105	1,241	86,197
Total equity securities (1)	$—	$25,375	$—	$—	$82,851	$2,105	$28,370	$138,701
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2020, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status or securities that are considered to be collateral-dependent as of September 30, 2020.

The amortized cost and fair value of the Company's debt securities as of September 30, 2020, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2020
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$7,330	$7,336
After one year through five years	17,135	17,628
After ten years	480,012	523,176
Total HTM securities	$504,477	$548,140

Available-for-sale
Due in one year or less	$600	$600
After one year through five years	9,024	9,047
After five years through ten years	229,899	223,844
After ten years	970,304	1,020,284
Mortgage-backed securities	2,666,759	2,721,450
Total AFS securities	$3,876,586	$3,975,225
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Available-for-sale securities
Gross gains	$—	$3,152	$405	$3,152
Gross losses	—	—	(175)	—
Net gains (losses) on AFS securities	$—	$3,152	$230	$3,152

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
The composition of the Company's held for investment loan portfolio is as follows:

September 30, 2020
(in thousands)
Commercial and industrial
Tech & Innovation	$2,277,889
Other commercial and industrial	5,993,712
CRE - owner occupied	1,970,163
CRE - non-owner occupied
Hotel Franchise Finance	1,942,886
Other CRE - non-owned occupied	3,433,932
Residential	2,330,064
Construction and land development	2,267,922
Warehouse lending	3,926,852
Municipal & nonprofit	1,686,690
Other	163,144
Total loans HFI	25,993,254
Allowance for credit losses	(310,560)
Total loans HFI, net of allowance	$25,682,694

December 31, 2019
(in thousands)
Commercial and industrial	$9,382,043
Commercial real estate - non-owner occupied	5,245,634
Commercial real estate - owner occupied	2,316,913
Construction and land development	1,952,156
Residential real estate	2,147,664
Consumer	57,083
Loans, net of deferred loan fees and costs	21,101,493
Allowance for credit losses	(167,797)
Total loans HFI	$20,933,696
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $81.4 million and $47.7 million reduced the carrying value of loans as of September 30, 2020 and December 31, 2019, respectively. Net unamortized purchase premiums on acquired and purchased loans of $22.1 million and $19.6 million increased the carrying value of loans as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Company also had $20.8 million and $21.8 million of HFS loans, respectively.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	September 30, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in thousands)
Commercial and industrial
Tech & Innovation	$18,725	$—	$18,725	$—
Other commercial and industrial	26,997	4,614	31,611	16,866
CRE - owner occupied	38,567	—	38,567	—
CRE - non-owner occupied
Hotel Franchise Finance	—	—	—	11,263
Other CRE - non-owned occupied	18,404	10,667	29,071	—
Residential	5,388	—	5,388	—
Construction and land development	—	192	192	—
Warehouse lending	—	—	—	—
Municipal & nonprofit	—	1,952	1,952	—
Other	158	45	203	—
Total	$108,239	$17,470	$125,709	$28,129
In addition, the Company also has HFS loans totaling $20.8 million that are on nonaccrual status as of September 30, 2020.

	December 31, 2019
	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial and industrial	$19,080	$5,421	$24,501	$—
Commercial real estate
Owner occupied	4,418	124	4,542	—
Non-owner occupied	7,265	11,913	19,178	—
Multi-family	—	—	—	—
Construction and land development
Construction	2,147	—	2,147	—
Land	—	—	—	—
Residential real estate	1,231	4,369	5,600	—
Consumer	—	—	—	—
Total	$34,141	$21,827	$55,968	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $1.7 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $4.1 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents an aging analysis of past due loans by loan portfolio segment:

	September 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial
Tech & Innovation	$2,277,889	$—	$—	$—	$—	$2,277,889
Other commercial and industrial	5,969,739	4,617	2,490	16,866	23,973	5,993,712
CRE - owner occupied	1,970,163	—	—	—	—	1,970,163
CRE - non-owner occupied
Hotel Franchise Finance	1,931,623	—	—	11,263	11,263	1,942,886
Other CRE - non-owned occupied	3,433,932	—	—	—	—	3,433,932
Residential	2,319,530	10,325	209	—	10,534	2,330,064
Construction and land development	2,261,348	6,574	—	—	6,574	2,267,922
Warehouse lending	3,926,852	—	—	—	—	3,926,852
Municipal & nonprofit	1,686,690	—	—	—	—	1,686,690
Other	163,101	38	5	—	43	163,144
Total loans	$25,940,867	$21,554	$2,704	$28,129	$52,387	$25,993,254

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial and industrial	$9,376,377	$2,501	$637	$2,528	$5,666	$9,382,043
Commercial real estate
Owner occupied	2,316,165	624	—	124	748	2,316,913
Non-owner occupied	5,007,644	4,661	—	11,913	16,574	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,176,908	—	—	—	—	1,176,908
Land	775,248	—	—	—	—	775,248
Residential real estate	2,134,346	7,627	1,721	3,970	13,318	2,147,664
Consumer	57,083	—	—	—	—	57,083
Total loans	$21,065,187	$15,413	$2,358	$18,535	$36,306	$21,101,493

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis is performed on a quarterly basis. The risk rating categories are described in "Note 1. Summary of Significant Accounting Policies." The following tables present risk ratings as of September 30, 2020 by loan portfolio segment:

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
September 30, 2020	2020	2019	2018	2017	2016	Prior
	(in thousands)
Tech & Innovation
Pass	$524,508	$315,900	$132,566	$1,459	$1,898	$—	$1,236,377	$2,212,708
Special mention	3,499	8,957	2,651	—	—	—	—	15,107
Substandard	32,412	2,006	—	—	—	—	15,656	50,074
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$560,419	$326,863	$135,217	$1,459	$1,898	$—	$1,252,033	$2,277,889

Other commercial and industrial
Pass	$2,067,599	$920,820	$469,602	$289,894	$113,199	$123,061	$1,735,701	$5,719,876
Special mention	129	51,516	32,172	36,017	6,130	15,885	43,378	185,227
Substandard	18,169	8,420	3,465	31,349	9,876	1,001	16,102	88,382
Doubtful	—	—	—	177	—	—	—	177
Loss	—	50	—	—	—	—	—	50
Total	$2,085,897	$980,806	$505,239	$357,437	$129,205	$139,947	$1,795,181	$5,993,712

CRE - owner occupied
Pass	$173,784	$327,618	$322,396	$423,987	$167,304	$376,175	$74,887	$1,866,151
Special mention	877	11,412	4,411	17,306	3,309	10,658	—	47,973
Substandard	2,237	7,573	4,926	10,483	6,311	22,460	2,049	56,039
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$176,898	$346,603	$331,733	$451,776	$176,924	$409,293	$76,936	$1,970,163

Hotel Franchise Finance
Pass	$156,816	$754,537	$464,842	$140,424	$—	$96,306	$162,567	$1,775,492
Special mention	—	32,643	55,798	27,389	—	23,914	—	139,744
Substandard	—	—	—	12,774	2,129	12,747	—	27,650
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$156,816	$787,180	$520,640	$180,587	$2,129	$132,967	$162,567	$1,942,886

Other CRE - non-owned occupied
Pass	$648,330	$961,315	$663,375	$431,032	$182,475	$232,800	$211,671	$3,330,998
Special mention	—	13,217	7,031	5,458	4,257	7,288	—	37,251
Substandard	8,350	26,454	—	12,432	6,652	11,795	—	65,683
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$656,680	$1,000,986	$670,406	$448,922	$193,384	$251,883	$211,671	$3,433,932

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
September 30, 2020	2020	2019	2018	2017	2016	Prior
	(in thousands)
Residential
Pass	$524,852	$1,018,264	$472,941	$121,970	$91,138	$50,087	$45,392	$2,324,644
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2,169	1,327	1,134	15	517	258	5,420
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$524,852	$1,020,433	$474,268	$123,104	$91,153	$50,604	$45,650	$2,330,064

Construction and land development
Pass	$492,218	$777,114	$422,749	$21,028	$1,403	$14,953	$496,079	$2,225,544
Special mention	1,463	—	36,476	—	—	—	4,247	42,186
Substandard	—	—	192	—	—	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$493,681	$777,114	$459,417	$21,028	$1,403	$14,953	$500,326	$2,267,922

Warehouse lending
Pass	$155,588	$48,455	$990	$1,640	$78	$—	$3,720,101	$3,926,852
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$155,588	$48,455	$990	$1,640	$78	$—	$3,720,101	$3,926,852

Municipal & nonprofit
Pass	$137,047	$170,963	$76,133	$232,816	$129,957	$927,762	$3,535	$1,678,213
Special mention	—	4,194	2,331	—	—	—	—	6,525
Substandard	—	—	—	1,952	—	—	—	1,952
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$137,047	$175,157	$78,464	$234,768	$129,957	$927,762	$3,535	$1,686,690

Other
Pass	$17,738	$16,175	$14,671	$6,909	$2,177	$71,880	$30,133	$159,683
Special mention	961	—	97	1,691	—	42	35	2,826
Substandard	—	135	189	—	97	196	18	635
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$18,699	$16,310	$14,957	$8,600	$2,274	$72,118	$30,186	$163,144

Total by Risk Category
Pass	$4,898,480	$5,311,161	$3,040,265	$1,671,159	$689,629	$1,893,024	$7,716,443	$25,220,161
Special mention	6,929	121,939	140,967	87,861	13,696	57,787	47,660	476,839
Substandard	61,168	46,757	10,099	70,124	25,080	48,716	34,083	296,027
Doubtful	—	—	—	177	—	—	—	177
Loss	—	50	—	—	—	—	—	50
Total	$4,966,577	$5,479,907	$3,191,331	$1,829,321	$728,405	$1,999,527	$7,798,186	$25,993,254

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial and industrial	$9,265,823	$65,893	$49,878	$449	$—	$9,382,043
Commercial real estate
Owner occupied	2,265,566	9,579	41,768	—	—	2,316,913
Non-owner occupied	4,913,007	64,161	47,050	—	—	5,024,218
Multi-family	221,416	—	—	—	—	221,416
Construction and land development
Construction	1,157,169	17,592	2,147	—	—	1,176,908
Land	773,868	1,380	—	—	—	775,248
Residential real estate	2,141,336	366	5,962	—	—	2,147,664
Consumer	57,073	10	—	—	—	57,083
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$20,785,118	$158,907	$120,897	$265	$—	$21,065,187
Past due 30 - 59 days	8,263	58	7,092	—	—	15,413
Past due 60 - 89 days	1,481	16	861	—	—	2,358
Past due 90 days or more	396	—	17,955	184	—	18,535
Total	$20,795,258	$158,981	$146,805	$449	$—	$21,101,493
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
As of September 30, 2020, the Company's TDR loans totaled $60.8 million. During the three months ended September 30, 2020, the Company had 20 new TDR loans with a recorded investment of $25.0 million. During the nine months ended September 30, 2020, the Company had 22 new TDR loans with a recorded investment of $35.7 million.The Company has $2.7 million allowance allocated to these loans as of September 30, 2020 and has committed to lend additional amounts totaling $4.2 million.
The following table presents TDR loans for the periods presented:

	September 30, 2020
	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	3	$12,111
Other commercial and industrial	16	30,270
CRE - owner occupied	3	2,335
CRE - non-owner occupied
Hotel Franchise Finance	2	5,746
Other CRE - non-owned occupied	3	10,295
Total	27	$60,757

During the three months ended September 30, 2019, the Company had three new TDR loans with a recorded investment of $11.8 million. During the nine months ended September 30, 2019, the Company had seven new TDR loans with a recorded investment of $40.7 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
As of December 31, 2019, commitments outstanding on TDR loans totaled $0.2 million.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three months ended September 30, 2020, there was one CRE, owner occupied loan with a recorded investment of $0.8 million for which there was a payment default within 12 months following the modification. During the nine months ended September 30, 2020, there were two CRE, owner occupied loans with a recorded investment of $1.5 million for which there was a payment default within 12 months following the modification. There was no increase to the allowance for credit losses or a writeoff that resulted from these TDR redefaults during the nine months ended September 30, 2020. During the three months ended September 30, 2019, there were no TDR loans for which there was a payment default. During the nine months ended September 30, 2019, there were two TDR loans with a recorded investment of $0.4 million for which there was a payment default.
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
The terms of certain other loans were modified during the three and nine months ended September 30, 2020 that did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties prior to the pandemic or a delay in a payment that was considered to be insignificant.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2020:

	September 30, 2020
	Real Estate Collateral	Other Collateral	Total
	(in thousands)
Commercial and industrial
Tech & Innovation	$—	$49,921	$49,921
Other commercial and industrial	—	70,407	70,407
CRE - owner occupied	44,213	—	44,213
CRE - non-owner occupied
Hotel Franchise Finance	27,649	—	27,649
Other CRE - non-owned occupied	61,403	—	61,403
Residential	758	—	758
Construction and land development	—	—	—
Warehouse lending	—	—	—
Municipal & nonprofit	—	—	—
Other	—	429	429
Total	$134,023	$120,757	$254,780
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether because of a general deterioration or some other reason during the period ended September 30, 2020.

Allowance for Credit Losses
Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's loans held for investment portfolio as of September 30, 2020. In addition to the allowance for credit losses on funded loan balances, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities on the consolidated balance sheets. The Company's allowance for credit losses on unfunded loan commitments totaled $44.4 million and $9.0 million as of September 30, 2020 and December 31, 2019, respectively.
The below tables reflect the activity in the allowance for credit losses for loans held for investment by loan portfolio segment:

	Three Months Ended September 30, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	June 30, 2020				September 30, 2020
	(1)				(1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$54,559	$(9,359)	$6,364	$—	$38,836
Other commercial and industrial	109,930	(621)	748	(192)	108,753
CRE - owner occupied	15,587	3,897	83	(5)	19,406
CRE - non-owner occupied
Hotel Franchise Finance	35,864	2,163	—	—	38,027
Other CRE - non-owned occupied	32,672	9,196	1,246	—	40,622
Residential	1,725	16	307	(355)	1,789
Construction and land development	35,792	2,983	—	(6)	38,781
Warehouse lending	743	95	—	—	838
Municipal & nonprofit	17,128	768	—	—	17,896
Other	6,550	(934)	25	(21)	5,612
Total	$310,550	$8,204	$8,773	$(579)	$310,560
(1)Includes an estimate of future recoveries.

	Nine Months Ended September 30, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	January 1, 2020				September 30, 2020
	(1)				(1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$22,394	$25,556	$9,114	$—	$38,836
Other commercial and industrial	95,784	13,653	2,684	(2,000)	108,753
CRE - owner occupied	10,420	9,100	126	(12)	19,406
CRE - non-owner occupied
Hotel Franchise Finance	14,104	23,923	—	—	38,027
Other CRE - non-owned occupied	10,503	30,684	2,131	(1,566)	40,622
Residential	3,814	(2,103)	307	(385)	1,789
Construction and land development	6,218	32,540	—	(23)	38,781
Warehouse lending	246	592	—	—	838
Municipal & nonprofit	17,397	499	—	—	17,896
Other	6,045	(314)	231	(112)	5,612
Total	$186,925	$134,130	$14,593	$(4,098)	$310,560
(1)Includes an estimate of future recoveries.
Accrued interest receivable on loans totaled $120.1 million at September 30, 2020 and is excluded from the estimate of credit losses.

	Three Months Ended September 30, 2019
	June 30, 2019	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	September 30, 2019
	(in thousands)
Construction and land development	$26,091	$—	$(17)	$1,210	$27,318
Commercial real estate	41,258	139	(8)	4,817	45,944
Residential real estate	12,606	9	(131)	804	13,532
Commercial and industrial	79,635	1,950	(2,549)	(2,815)	77,419
Consumer	819	1	(6)	(16)	808
Total	$160,409	$2,099	$(2,711)	$4,000	$165,021

	Nine Months Ended September 30, 2019
	December 31, 2018	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	September 30, 2019
	(in thousands)
Construction and land development	$22,513	$141	$(81)	$4,865	$27,318
Commercial real estate	34,829	139	(900)	10,354	45,944
Residential real estate	11,276	594	(251)	2,599	13,532
Commercial and industrial	83,118	6,092	(3,521)	(3,128)	77,419
Consumer	981	2	(19)	(190)	808
Total	$152,717	$6,968	$(4,772)	$14,500	$165,021
The following tables disaggregate the Company's allowance for credit losses and loan balance by measurement methodology:

	September 30, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in thousands)
Commercial and industrial
Tech & Innovation	$2,227,995	$49,894	$2,277,889	$38,836	$—	$38,836
Other commercial and industrial	5,906,731	86,981	5,993,712	102,011	6,742	108,753
CRE - owner occupied	1,912,127	58,036	1,970,163	19,406	—	19,406
CRE - non-owner occupied
Hotel Franchise Finance	1,885,451	57,435	1,942,886	35,312	2,715	38,027
Other CRE - non-owned occupied	3,355,259	78,673	3,433,932	40,518	104	40,622
Residential	2,324,676	5,388	2,330,064	1,789	—	1,789
Construction and land development	2,267,922	—	2,267,922	38,781	—	38,781
Warehouse lending	3,926,852	—	3,926,852	838	—	838
Municipal & nonprofit	1,684,738	1,952	1,686,690	17,454	442	17,896
Other	162,518	626	163,144	5,569	43	5,612
Total	$25,654,269	$338,985	$25,993,254	$300,514	$10,046	$310,560

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2019:
Recorded Investment
Impaired loans with an allowance recorded	$—	$11,913	$6,919	$—	$2,147	$—	$20,979
Impaired loans with no allowance recorded	17,736	23,625	42,065	5,600	6,274	24	95,324
Total loans individually evaluated for impairment	17,736	35,538	48,984	5,600	8,421	24	116,303
Loans collectively evaluated for impairment	2,296,342	5,159,921	9,333,059	2,142,045	1,943,735	57,059	20,932,161
Loans acquired with deteriorated credit quality	2,835	50,175	—	19	—	—	53,029
Total recorded investment	$2,316,913	$5,245,634	$9,382,043	$2,147,664	$1,952,156	$57,083	$21,101,493
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$11,949	$9,844	$—	$2,262	$—	24,055
Impaired loans with no allowance recorded	18,681	24,738	43,848	5,708	6,413	52	99,440
Total loans individually evaluated for impairment	18,681	36,687	53,692	5,708	8,675	52	123,495
Loans collectively evaluated for impairment	2,297,168	5,177,477	9,312,100	2,113,893	1,963,116	57,383	20,921,137
Loans acquired with deteriorated credit quality	3,577	60,191	—	72	—	—	63,840
Total unpaid principal balance	$2,319,426	$5,274,355	$9,365,792	$2,119,673	$1,971,791	$57,435	$21,108,472
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$1,219	$1,050	$—	$507	$—	$2,776
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	1,219	1,050	—	507	—	2,776
Loans collectively evaluated for impairment	13,842	32,114	81,252	13,714	23,387	614	164,923
Loans acquired with deteriorated credit quality	—	98	—	—	—	—	98
Total allowance for credit losses	$13,842	$33,431	$82,302	$13,714	$23,894	$614	$167,797
Loan Purchases and Sales
The following table presents loan purchases by portfolio segment during the three and nine months ended September 30, 2020:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2020
	(in thousands)
Commercial and industrial	$271,085	$663,171
Residential	243,311	919,509
Warehouse lending	—	99,446
Municipal & nonprofit	—	1,594
Total	$514,396	$1,683,720
There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and nine months ended September 30, 2020. There were no significant loan sales during the three and nine months ended September 30, 2020.

The following table presents loan purchases and sales by class during the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Purchases	Sales	Purchases	Sales
	(in thousands)		(in thousands)
Commercial and industrial	$260,621	$14,238	$787,286	$49,068
Commercial real estate - non-owner occupied	19,177	—	49,211	—
Construction and land development	608	—	34,490	—
Residential real estate	428,665	—	959,190	—
Total	$709,071	$14,238	$1,830,177	$49,068
The Company recognized a net loss of less than $0.1 million and $0.5 million on loan sales during the three and nine months ended September 30, 2019, respectively.

4. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Short-Term:
Federal funds purchased	$—	$—
FHLB advances	10,000	—
Total short-term borrowings	$10,000	$—
The Company maintains federal fund lines of credit totaling $2.4 billion as of September 30, 2020, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of September 30, 2020 and December 31, 2019, there were no outstanding balances on the Company's federal fund lines of credit.
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company has a PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $1.8 billion in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down. At September 30, 2020, the Company had no amounts outstanding under its line of credit or its PPP lending facility with the FRB and had $10.0 million in borrowings under its lines of credit with the FHLB. As of September 30, 2020 and December 31, 2019, the Company had additional available credit with the FHLB of approximately $4.4 billion and $4.5 billion, respectively, and with the FRB of approximately $2.4 billion and $1.1 billion, respectively.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $19.7 million and $16.7 million at September 30, 2020 and December 31, 2019, respectively. The weighted average rate on customer repurchase agreements was 0.18% and 0.15% as of September 30, 2020 and December 31, 2019, respectively.

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
In June 2015, WAB issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt is redeemable by WAB, in whole or in part, on or after July 15, 2020 and on every interest payment date thereafter, for a price equal to the principal amount plus accrued and unpaid interest. The subordinated debt had a fixed interest rate of 5.00% through June 30, 2020, which then converted to a variable rate of 3.20% plus three-month LIBOR through maturity. Subsequent to September 30, 2020, WAB redeemed $75 million of this subordinated debt issuance.
In May 2020, WAB issued $225.0 million of subordinated debt, which was recorded net of debt issuance costs of $3.1 million, and matures June 1, 2030. The subordinated debt is redeemable by WAB, in whole or in part, on or after June 1, 2025 and on every interest payment date thereafter, at a redemption price equal to the principal amount plus accrued and unpaid interest. The subordinated debt has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a floating rate per annum equal to the three-month SOFR plus 512 basis points for each quarterly interest period during the floating rate period.
To hedge the interest rate risk on the Company's 2015 and 2016 subordinated debt issuances, the Company entered into fair value interest rate hedges with receive fixed/pay variable swaps.
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $545.3 million and $319.2 million at September 30, 2020 and December 31, 2019, respectively.
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
The carrying value of junior subordinated debt was $73.5 million and $74.4 million as of September 30, 2020 and December 31, 2019, respectively. The weighted average interest rate of all junior subordinated debt as of September 30, 2020 was 2.57%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.25% at December 31, 2019.
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

6. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2020 were fully vested on July 1, 2020. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2020 was zero and $22.3 million, respectively. Stock compensation expense related to restricted stock awards granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2020, the Company recognized $4.5 million and $15.3 million in stock-based compensation expense related to these stock grants, compared to $4.0 million and $13.7 million for the three and nine months ended September 30, 2019.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and nine months ended September 30, 2020 and 2019, however expense is still being recognized for a grant made in 2017 with a four-year vesting period. For the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.9 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2019.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2020, the Company recognized $1.8 million and $5.3 million in stock-based compensation expense related to these performance stock units, compared to $1.6 million and $4.5 million for the three and nine months ended September 30, 2019.
The three-year performance period for the 2017 grant ended on December 31, 2019, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 136,334 shares became fully vested and was distributed to executive management in the first quarter of 2020.
Common Stock Repurchase
The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to $250.0 million of its outstanding common stock. Effective April 17, 2020, the Company temporarily suspended its stock repurchase program. Prior to this decision and pursuant to the repurchase plan, the Company repurchased 2,066,479 shares of its common stock at a weighted average price of $34.65 for a total payment of $71.7 million. During the three and nine months ended September 30, 2019, the Company repurchased 1,000,000 and 2,733,603 shares of its common stock at a weighted average price of $43.63 and $42.25 for a total payment of $43.7 million and $115.6 million, respectively.
Cash Dividend
During the three and nine months ended September 30, 2020, the Company declared and paid a quarterly cash dividend of $0.25 per share, for a total dividend payment to shareholders of $25.2 million and $76.0 million, respectively. During the three and nine months ended September 30, 2019, the Company declared and paid one quarterly cash dividend of $0.25 per share of common stock, totaling $25.7 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2020, the Company purchased treasury shares of 14,398 and 164,564 at a weighted average price of $35.73 and $50.86 per share, respectively. During the three and nine months ended September 30, 2019, the Company purchased treasury shares of 33,031 and 209,183 at a weighted average price of $46.33 and $45.78 per share, respectively.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, June 30, 2020	$66,809	$(313)	$7,181	$—	$73,677
Other comprehensive income (loss) before reclassifications	7,592	(3)	(2,681)	—	4,908
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive income (loss)	7,592	(3)	(2,681)	—	4,908
Balance, September 30, 2020	$74,401	$(316)	$4,500	$—	$78,585

Balance, June 30, 2019	$19,709	$357	$6,171	$144	$26,381
Other comprehensive income (loss) before reclassifications	11,014	(18)	598	—	11,594
Amounts reclassified from AOCI	(2,232)	—	—	(144)	(2,376)
Net current-period other comprehensive income (loss)	8,782	(18)	598	(144)	9,218
Balance, September 30, 2019	$28,491	$339	$6,769	$—	$35,599

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2019	$21,399	$(20)	$3,629	$—	$25,008
Other comprehensive income (loss) before reclassifications	53,176	(296)	871	—	53,751
Amounts reclassified from AOCI	(174)	—	—	—	(174)
Net current-period other comprehensive income (loss)	53,002	(296)	871	—	53,577
Balance, September 30, 2020	$74,401	$(316)	$4,500	$—	$78,585

Balance, December 31, 2018	$(47,591)	$392	$13,433	$144	$(33,622)
Other comprehensive income (loss) before reclassifications	78,314	(53)	(6,664)	—	71,597
Amounts reclassified from AOCI	(2,232)	—	—	(144)	(2,376)
Net current-period other comprehensive income (loss)	76,082	(53)	(6,664)	(144)	69,221
Balance, September 30, 2019	$28,491	$339	$6,769	$—	$35,599
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2020	2019	2020	2019
	(in thousands)
Gain (loss) on sales of investment securities, net	$—	$3,152	$230	$3,152
Income tax (expense) benefit	—	(776)	(56)	(776)
Net of tax	$—	$2,376	$174	$2,376

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
As of September 30, 2020, December 31, 2019, and September 30, 2019, the Company does not have any outstanding cash flow hedges.
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
The Company has also entered into receive fixed/pay variable interest rate swaps, designated as fair value hedges on its fixed rate 2015 and 2016 subordinated debt offerings. As a result, the Company is paying a floating rate of three-month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. For the fair value hedge on the Parent's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three-month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
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

Fair Value Hedges

As of September 30, 2020 and December 31, 2019, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30, 2020		December 31, 2019
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in thousands)
Loans - HFI, net of deferred loan fees and costs	$596,505	$92,352	$578,063	$53,292
Qualifying debt	(323,386)	(3,417)	(319,197)	401
(1)Included in the carrying value of the hedged assets/(liabilities).

For the Company's derivative instruments that are designated and qualify as a fair value hedge, the effective portion is recorded as a basis adjustment to the hedged asset or liability, and the ineffective portion is recorded in non-interest income.
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of September 30, 2020, December 31, 2019, and September 30, 2019. The change in the notional amounts of these derivatives from September 30, 2019 to September 30, 2020 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as indicated in the following table:

	September 30, 2020			December 31, 2019			September 30, 2019
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$692,348	$3,417	$92,352	$862,952	$1,778	$55,471	$865,321	$—	$63,970
Total	692,348	3,417	92,352	862,952	1,778	55,471	865,321	—	63,970
Netting adjustments (1)	—	—	—	—	21	21	—	—	—
Net	$692,348	$3,417	$92,352	$862,952	$1,757	$55,450	$865,321	$—	$63,970

Derivatives not designated as hedging instruments:
Foreign currency contracts	$38,922	$460	$401	$6,711	$44	$18	$15,329	$191	$127
Interest rate swaps	3,517	242	242	2,932	81	81	2,932	124	124
Total	$42,439	$702	$643	$9,643	$125	$99	$18,261	$315	$251
(1)Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties exceeded its net derivative liabilities as of September 30, 2020, December 31, 2019, and September 30, 2019, resulting in excess collateral postings of $14.6 million, $29.2 million and $31.0 million, respectively.

The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$3,417	$1,757	$—
Collateral posted by this counterparty	—	1,610	—
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	—	—
Net exposure after netting adjustments and collateral	$3,417	$147	$—
9. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Weighted average shares - basic	99,850	102,041	100,322	103,024
Dilutive effect of stock awards	209	410	252	444
Weighted average shares - diluted	100,059	102,451	100,574	103,468
Net income	$135,769	$127,375	$313,005	$371,107
Earnings per share - basic	1.36	1.25	3.12	3.60
Earnings per share - diluted	1.36	1.24	3.11	3.59
The Company had no anti-dilutive stock options outstanding at each of the periods ended September 30, 2020 and 2019.

10. INCOME TAXES
The Company's effective tax rate was 18.50% and 18.30% for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company's effective tax rate was 18.05% and 17.52%, respectively. The increase in the effective tax rate from the three and nine months ended September 30, 2019 is due primarily to tax expense associated with a surrender of bank owned life insurance, detriments from vested stock compensation and increased state tax accruals, partially offset by increases in forecasted tax-exempt income and investment tax credits in 2020.
As of September 30, 2020, the net deferred tax asset was $46.6 million, an increase of $28.6 million from December 31, 2019. This overall increase in the net deferred tax asset was primarily the result of an increase in the allowance for credit losses under the new CECL accounting guidance, which upon adoption on January 1, 2020, increased the deferred tax asset by $8.7 million. Expected tax credit carryovers which were not fully offset by additional unrealized gains on AFS securities also contributed to the increase. For a detailed discussion of the impact of adoption of CECL, see "Note 1. Summary of Significant Accounting Policies."
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $46.6 million at September 30, 2020 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2020 and December 31, 2019, the Company had no deferred tax valuation allowance.
As of September 30, 2020, the Company’s gross federal NOL carryovers after current year-to-date utilization, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $44.6 million for which a deferred tax asset of $5.2 million has been recorded, reflecting the expected benefit of these remaining federal NOL carryovers. The Company also has varying gross amounts of state NOL carryovers, with the most significant in Arizona. The gross Arizona NOL carryovers totaled approximately $0.7 million. A deferred tax asset balance of $0.1 million as of September 30, 2020 has been recorded to reflect the expected benefit of all remaining state NOL carryovers.
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
Investments in LIHTC and renewable energy total $414.3 million and $409.4 million as of September 30, 2020 and December 31, 2019, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheets and total $161.5 million and $191.0 million as of September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and 2019, $14.5 million and $13.0 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the nine months ended September 30, 2020 and 2019, $34.2 million and $33.6 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $1,046,504 at September 30, 2020 and $895,175 at December 31, 2019	$8,379,196	$8,348,421
Credit card commitments and financial guarantees	283,703	302,909
Letters of credit, including unsecured letters of credit of $9,513 at September 30, 2020 and $5,850 at December 31, 2019	156,170	175,778
Total	$8,819,069	$8,827,108
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $44.4 million and $9.0 million as of September 30, 2020 and December 31, 2019, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement. In addition, upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase of $15.1 million to this liability, which was recorded as an adjustment to retained earnings, net of tax.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended September 30, 2020 and December 31, 2019, CRE related loans accounted for approximately 38% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 29% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2020 and December 31, 2019, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $3.9 million and $10.9 million during the three and nine months ended September 30, 2020, respectively, compared to $3.2 million and $9.5 million for the three and nine months ended September 30, 2019, respectively. Other lease costs, which include common area maintenance, parking, and taxes, and were included as part of occupancy expense, totaled $1.0 million and $2.9 million during the three and nine months ended September 30, 2020, respectively, compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2019, respectively.

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
For the three and nine months ended September 30, 2020 and 2019, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized (losses)/gains	$(3,555)	$794	$1,156	$(8,837)
Changes included in OCI, net of tax	(2,681)	598	871	(6,664)
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
	(in thousands)
September 30, 2020
Assets:
Available-for-sale debt securities
CDO	$—	$8,176	$—	$8,176
Commercial MBS issued by GSEs	—	95,657	—	95,657
Corporate debt securities	—	186,609	—	186,609
Municipal securities	—	22,159	—	22,159
Private label residential MBS	—	1,264,237	—	1,264,237
Residential MBS issued by GSEs	—	1,361,556	—	1,361,556
Tax-exempt	—	1,011,023	—	1,011,023
Trust preferred securities	25,208	—	—	25,208
U.S. treasury securities	—	600	—	600
Total AFS debt securities	$25,208	$3,950,017	$—	$3,975,225
Equity securities
CRA investments	$27,795	$25,750	$—	$53,545
Preferred stock	107,016	—	—	107,016
Total equity securities	$134,811	$25,750	$—	$160,561
Loans - HFS	$—	$20,764	$—	$20,764
Derivative assets (1)	—	4,119	—	4,119
Liabilities:
Junior subordinated debt (2)	$—	$—	$60,529	$60,529
Derivative liabilities (1)	—	92,995	—	92,995
(1)Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $92,352 and the net carrying value of subordinated debt is increased by $3,417 as of September 30, 2020 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

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
(1)Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $53,292 and the net carrying value of subordinated debt is decreased by $401 as of December 31, 2019 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three and nine months ended September 30, 2020 and 2019, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$(56,974)	$(58,315)	$(61,685)	$(48,684)
Change in fair value (1)	(3,555)	794	1,156	(8,837)
Ending balance	$(60,529)	$(57,521)	$(60,529)	$(57,521)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(2.7) million and $0.6 million for three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $(6.7) million for the nine months ended September 30, 2020 and 2019, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$60,529	Discounted cash flow	Implied credit rating of the Company	3.65%

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$61,685	Discounted cash flow	Implied credit rating of the Company	5.09%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2020 and December 31, 2019 was the implied credit risk for the Company. As of September 30, 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index. As of December 31, 2019, the implied credit risk spread was calculated as the difference between the 15-year 'BB' rated financial index over the corresponding swap index.
As of September 30, 2020, the Company estimates the discount rate at 3.65%, which represents an implied credit spread of 3.42% plus three-month LIBOR (0.23%). As of December 31, 2019, the Company estimated the discount rate at 5.09%, which was a 3.18% credit spread plus three-month LIBOR (1.91%).

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2020:
Loans	$245,219	$—	$—	$245,219
Other assets acquired through foreclosure	8,591	—	—	8,591
As of December 31, 2019:
Loans	$110,272	$—	$—	$110,272
Other assets acquired through foreclosure	13,850	—	—	13,850
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Loans	$245,219	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
Other assets acquired through foreclosure	8,591	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Loans	$110,272	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	13,850	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $245.2 million and $110.3 million at September 30, 2020 and December 31, 2019, respectively, net of a specific valuation allowance of $9.6 million and $2.8 million at September 30, 2020 and December 31, 2019, respectively.

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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $8.6 million and $13.9 million of such assets at September 30, 2020 and December 31, 2019, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$504,477	$—	$548,140	$—	$548,140
AFS	3,975,225	25,208	3,950,017	—	3,975,225
Equity	160,561	134,811	25,750	—	160,561
Derivative assets	4,119	—	4,119	—	4,119
Loans, net	25,703,458	—	—	26,107,177	26,107,177
Accrued interest receivable	140,827	—	140,827	—	140,827
Financial liabilities:
Deposits	$28,843,396	$—	$28,850,576	$—	$28,850,576
Customer repurchase agreements	19,688	—	19,688	—	19,688
Qualifying debt	618,772	—	566,308	72,628	638,936
Derivative liabilities	92,995	—	92,995	—	92,995
Accrued interest payable	15,666	—	15,666	—	15,666

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$485,107	$—	$516,261	$—	$516,261
AFS	3,346,310	32,167	3,314,143	—	3,346,310
Equity securities	138,701	138,701	—	—	138,701
Derivative assets	1,903	—	1,903	—	1,903
Loans, net	20,955,499	—	—	21,256,462	21,256,462
Accrued interest receivable	108,694	—	108,694	—	108,694
Financial liabilities:
Deposits	$22,796,493	$—	$22,813,265	$—	$22,813,265
Customer repurchase agreements	16,675	—	16,675	—	16,675
Qualifying debt	393,563	—	332,635	74,155	406,790
Derivative liabilities	55,570	—	55,570	—	55,570
Accrued interest payable	24,661	—	24,661	—	24,661

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2020 and December 31, 2019 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at September 30, 2020 and December 31, 2019.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2020	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$6,119.8	$1.5	$8.8	$1.8	$2.3
Loans, net of deferred loan fees and costs	26,014.0	4,388.1	2,612.2	2,376.7	1,785.8
Less: allowance for credit losses	(310.5)	(57.0)	(36.4)	(31.5)	(19.3)
Total loans	25,703.5	4,331.1	2,575.8	2,345.2	1,766.5
Other assets acquired through foreclosure, net	8.6	—	8.5	—	—
Goodwill and other intangible assets, net	299.0	—	23.2	—	153.9
Other assets	1,204.6	47.8	60.1	16.2	20.1
Total assets	$33,335.5	$4,380.4	$2,676.4	$2,363.2	$1,942.8
Liabilities:
Deposits	$28,843.4	$8,541.5	$4,733.9	$3,502.0	$2,741.1
Borrowings and qualifying debt	628.8	—	—	—	—
Other liabilities	639.3	28.7	18.8	8.6	20.0
Total liabilities	30,111.5	8,570.2	4,752.7	3,510.6	2,761.1
Allocated equity:	3,224.0	576.4	343.7	281.2	361.5
Total liabilities and stockholders' equity	$33,335.5	$9,146.6	$5,096.4	$3,791.8	$3,122.6
Excess funds provided (used)	—	4,766.2	2,420.0	1,428.6	1,179.8

Income Statement:
Three Months Ended September 30, 2020	(in thousands)
Net interest income	$284,738	$83,492	$46,625	$35,656	$28,353
Provision for (recovery of) credit losses	14,661	9,830	8,548	5,213	1,856
Net interest income after provision for credit losses	270,077	73,662	38,077	30,443	26,497
Non-interest income	20,606	1,771	2,391	1,186	2,381
Non-interest expense	(124,092)	(17,644)	(15,800)	(14,020)	(12,885)
Income (loss) before income taxes	166,591	57,789	24,668	17,609	15,993
Income tax expense (benefit)	30,822	14,447	5,180	4,930	4,478
Net income	$135,769	$43,342	$19,488	$12,679	$11,515

Nine Months Ended September 30, 2020	(in thousands)
Net interest income	$852,158	$229,701	$139,328	$104,348	$85,345
Provision for (recovery of) credit losses	157,837	46,623	25,015	23,750	12,680
Net interest income after provision for credit losses	694,321	183,078	114,313	80,598	72,665
Non-interest income	46,985	4,943	7,355	3,269	6,450
Non-interest expense	(359,372)	(58,674)	(44,414)	(43,216)	(38,460)
Income (loss) before income taxes	381,934	129,347	77,254	40,651	40,655
Income tax expense (benefit)	68,929	32,207	16,164	11,241	11,340
Net income	$313,005	$97,140	$61,090	$29,410	$29,315

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2020
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$26.6	$6,078.8
Loans, net of deferred loan fees and costs	280.0	1,686.7	2,329.3	2,099.3	8,451.8	4.1
Less: allowance for credit losses	(2.3)	(17.9)	(41.5)	(40.7)	(63.9)	—
Total loans	277.7	1,668.8	2,287.8	2,058.6	8,387.9	4.1
Other assets acquired through foreclosure, net	—	—	—	—	0.1	—
Goodwill and other intangible assets, net	—	—	119.3	0.1	2.5	—
Other assets	5.4	11.9	9.2	33.4	110.3	890.2
Total assets	$283.1	$1,680.7	$2,416.3	$2,092.1	$8,527.4	$6,973.1
Liabilities:
Deposits	$3,697.9	$—	$4,646.4	$—	$61.4	$919.2
Borrowings and qualifying debt	—	—	—	—	—	628.8
Other liabilities	(2.7)	91.8	5.4	0.9	56.8	411.0
Total liabilities	3,695.2	91.8	4,651.8	0.9	118.2	1,959.0
Allocated equity:	104.9	130.3	397.5	167.5	673.2	187.8
Total liabilities and stockholders' equity	$3,800.1	$222.1	$5,049.3	$168.4	$791.4	$2,146.8
Excess funds provided (used)	3,517.0	(1,458.6)	2,633.0	(1,923.7)	(7,736.0)	(4,826.3)

Income Statement:
Three Months Ended September 30, 2020	(in thousands)
Net interest income	$22,184	$2,800	$48,013	$12,536	$46,582	$(41,503)
Provision for (recovery of) credit losses	(138)	781	(9,048)	2,200	(2,706)	(1,875)
Net interest income after provision for credit losses	22,322	2,019	57,061	10,336	49,288	(39,628)
Non-interest income	134	—	3,126	—	2,924	6,693
Non-interest expense	(9,896)	(1,724)	(11,530)	(2,596)	(12,335)	(25,662)
Income (loss) before income taxes	12,560	295	48,657	7,740	39,877	(58,597)
Income tax expense (benefit)	2,889	68	11,191	1,780	9,172	(23,313)
Net income	$9,671	$227	$37,466	$5,960	$30,705	$(35,284)

Nine Months Ended September 30, 2020	(in thousands)
Net interest income	$67,740	$6,351	$137,436	$39,442	$128,096	$(85,629)
Provision for (recovery of) credit losses	(2,198)	553	25,471	27,530	(4,737)	3,150
Net interest income after provision for credit losses	69,938	5,798	111,965	11,912	132,833	(88,779)
Non-interest income	350	—	9,247	—	4,108	11,263
Non-interest expense	(29,965)	(5,114)	(36,188)	(7,353)	(35,674)	(60,314)
Income (loss) before income taxes	40,323	684	85,024	4,559	101,267	(137,830)
Income tax expense (benefit)	9,361	380	19,461	893	23,083	(55,201)
Net income	$30,962	$304	$65,563	$3,666	$78,184	$(82,629)

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2019	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,471.2	$1.8	$9.0	$2.3	$2.2
Loans, net of deferred loan fees and costs	21,123.3	3,847.9	2,252.5	2,253.9	1,311.2
Less: allowance for credit losses	(167.8)	(31.6)	(18.0)	(18.3)	(9.7)
Total loans	20,955.5	3,816.3	2,234.5	2,235.6	1,301.5
Other assets acquired through foreclosure, net	13.9	—	13.0	0.9	—
Goodwill and other intangible assets, net	297.6	—	23.2	—	154.6
Other assets	1,083.7	48.6	59.4	15.0	19.8
Total assets	$26,821.9	$3,866.7	$2,339.1	$2,253.8	$1,478.1
Liabilities:
Deposits	$22,796.5	$5,384.7	$4,350.1	$2,585.3	$2,373.6
Borrowings and qualifying debt	393.6	—	—	—	—
Other liabilities	615.1	17.8	11.9	1.2	15.9
Total liabilities	23,805.2	5,402.5	4,362.0	2,586.5	2,389.5
Allocated equity:	3,016.7	453.6	301.0	253.3	312.5
Total liabilities and stockholders' equity	$26,821.9	$5,856.1	$4,663.0	$2,839.8	$2,702.0
Excess funds provided (used)	—	1,989.4	2,323.9	586.0	1,223.9

Income Statement:
Three Months Ended September 30, 2019	(in thousands)
Net interest income	$266,422	$68,828	$40,565	$33,630	$23,504
Provision for (recovery of) credit losses	3,803	103	(62)	(189)	218
Net interest income (expense) after provision for credit losses	262,619	68,725	40,627	33,819	23,286
Non-interest income	19,441	1,821	2,677	1,079	1,917
Non-interest expense	(126,152)	(27,241)	(15,211)	(15,185)	(12,379)
Income (loss) before income taxes	155,908	43,305	28,093	19,713	12,824
Income tax expense (benefit)	28,533	10,826	5,899	5,520	3,591
Net income	$127,375	$32,479	$22,194	$14,193	$9,233

Nine Months Ended September 30, 2019	(in thousands)
Net interest income	$768,439	$183,772	$119,191	$95,751	$70,533
Provision for (recovery of) credit losses	15,303	1,705	166	611	(653)
Net interest income (expense) after provision for credit losses	753,136	182,067	119,025	95,140	71,186
Non-interest income	49,069	5,050	7,926	3,054	6,299
Non-interest expense	(352,279)	(72,183)	(45,099)	(44,890)	(38,419)
Income (loss) before income taxes	449,926	114,934	81,852	53,304	39,066
Income tax expense (benefit)	78,819	28,733	17,189	14,925	10,939
Net income	$371,107	$86,201	$64,663	$38,379	$28,127

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2019
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$10.1	$4,445.8
Loans, net of deferred loan fees and costs	237.2	1,635.6	1,552.0	1,930.8	6,098.7	3.5
Less: allowance for credit losses	(2.0)	(13.7)	(12.6)	(12.6)	(49.3)	—
Total loans	235.2	1,621.9	1,539.4	1,918.2	6,049.4	3.5
Other assets acquired through foreclosure, net	—	—	—	—	—	—
Goodwill and other intangible assets, net	—	—	119.7	0.1	—	—
Other assets	1.2	18.3	7.3	8.8	64.3	841.0
Total assets	$236.4	$1,640.2	$1,666.4	$1,927.1	$6,123.8	$5,290.3
Liabilities:
Deposits	$3,210.1	$0.1	$3,771.5	$—	$36.9	$1,084.2
Borrowings and qualifying debt	—	—	—	—	—	393.6
Other liabilities	1.8	52.9	0.1	—	2.8	510.7
Total liabilities	3,211.9	53.0	3,771.6	—	39.7	1,988.5
Allocated equity:	84.5	131.6	317.5	158.5	494.3	509.9
Total liabilities and stockholders' equity	$3,296.4	$184.6	$4,089.1	$158.5	$534.0	$2,498.4
Excess funds provided (used)	3,060.0	(1,455.6)	2,422.7	(1,768.6)	(5,589.8)	(2,791.9)

Income Statement:
Three Months Ended September 30, 2019	(in thousands)
Net interest income (expense)	$21,974	$3,394	$33,932	$12,845	$32,935	$(5,185)
Provision for (recovery of) credit losses	60	(191)	895	1,956	1,210	(197)
Net interest income (expense) after provision for credit losses	21,914	3,585	33,037	10,889	31,725	(4,988)
Non-interest income	84	—	5,422	—	1,708	4,733
Non-interest expense	(9,769)	(1,845)	(12,068)	(2,197)	(11,320)	(18,937)
Income (loss) before income taxes	12,229	1,740	26,391	8,692	22,113	(19,192)
Income tax expense (benefit)	2,813	400	6,070	1,999	5,086	(13,671)
Net income	$9,416	$1,340	$20,321	$6,693	$17,027	$(5,521)

Nine Months Ended September 30, 2019	(in thousands)
Net interest income	$64,520	$10,278	$91,871	$39,279	$88,212	$5,032
Provision for (recovery of) credit losses	27	(136)	2,635	3,587	6,558	803
Net interest income (expense) after provision for credit losses	64,493	10,414	89,236	35,692	81,654	4,229
Non-interest income	268	—	10,946	—	3,915	11,611
Non-interest expense	(27,777)	(5,683)	(33,971)	(6,757)	(31,729)	(45,771)
Income (loss) before income taxes	36,984	4,731	66,211	28,935	53,840	(29,931)
Income tax expense (benefit)	8,506	1,088	15,229	6,655	12,383	(36,828)
Net income	$28,478	$3,643	$50,982	$22,280	$41,457	$6,897

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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended September 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$5,913	$1,188	$1,826	$889	$930
Debit and credit card interchange (1)	1,597	426	306	167	686
Success fees (2)	38	—	—	—	—
Other income	69	8	6	(1)	18
Total revenue from contracts with customers	$7,617	$1,622	$2,138	$1,055	$1,634
Revenues outside the scope of ASC 606 (3)	12,989	149	253	131	747
Total non-interest income	$20,606	$1,771	$2,391	$1,186	$2,381

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Nine Months Ended September 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$17,447	$3,525	$5,572	$2,466	$2,863
Debit and credit card interchange (1)	3,942	990	770	401	1,754
Success fees (2)	423	—	—	—	144
Other income	231	20	15	(6)	59
Total revenue from contracts with customers	$22,043	$4,535	$6,357	$2,861	$4,820
Revenues outside the scope of ASC 606 (3)	24,942	408	998	408	1,630
Total non-interest income	$46,985	$4,943	$7,355	$3,269	$6,450
(1)Included as part of Card income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Three Months Ended September 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$114	$—	$963	$—	$3	$—
Debit and credit card interchange (1)	12	—	—	—	—	—
Success fees (2)	—	—	38	—	—	—
Other income	2	—	—	—	35	1
Total revenue from contracts with customers	$128	$—	$1,001	$—	$38	$1
Revenues outside the scope of ASC 606 (3)	6	—	2,125	—	2,886	6,692
Total non-interest income	$134	$—	$3,126	$—	$2,924	$6,693

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Nine Months Ended September 30, 2020	(in thousands)
Revenue from contracts with customers:
Service charges and fees	$308	$—	$2,707	$—	$6	$—
Debit and credit card interchange (1)	27	—	—	—	—	—
Success fees (2)	—	—	279	—	—	—
Other income	4	—	—	—	125	14
Total revenue from contracts with customers	$339	$—	$2,986	$—	$131	$14
Revenues outside the scope of ASC 606 (3)	11	—	6,261	—	3,977	11,249
Total non-interest income	$350	$—	$9,247	$—	$4,108	$11,263
(1)Included as part of Card income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

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

(1)Included as part of Card income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of September 30, 2020. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.5 million and $1.6 million at each of the periods ended September 30, 2020 and December 31, 2019, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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

Recent Developments: COVID-19 and the CARES Act
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Arizona, where we are headquartered, and California and Nevada, in which we have significant operations, declared states of emergency. These states, like many others, continue to be significantly impacted by the pandemic.
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
Financial position and results of operations
The Company's financial position and results of operations as of and for the three and nine months ended September 30, 2020 have been significantly impacted by the COVID-19 pandemic. The worsening of forecasted economic conditions from December 31, 2019 to September 30, 2020 attributable to the pandemic contributed to the $14.7 million and $157.8 million provision for credit losses recognized during the three and nine months ended September 30, 2020, respectively, under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not to date experienced significant writeoffs related to the COVID-19 pandemic, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions continue to worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future. The Company’s interest income also may be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.
The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	September 30, 2020
	Business Segment(s)	Loan Balance	Percent of Total Loan Portfolio
		(dollars in millions)
Industry (1):
Hotel	HFF	$2,099.3	8.1%
Investor dependent	Tech & Innovation	1,335.0	5.1
Retail (2)	Regional segments	674.0	2.6
Gaming	Nevada segment	510.2	2.0
Total		$4,618.5	17.8%
(1)Balances capture credit exposures in the business segments that manage the significant majority of industry relationships.
(2)Consists of real estate secured loan amounts that have significant retail dependency.
While the Company has not experienced disproportionate impacts among its business segments to date, borrowers in the industries detailed in the table above could have greater sensitivity to the economic downturn with potentially longer recovery periods than other business lines.

Lending operations and accommodations to borrowers
The CARES Act created a new guaranteed, unsecured loan program under the SBA, called the Payroll Protection Program, or the PPP, which the Bank participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has used funds authorized for the PPP to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans' organizations, and tribal businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers maintain their staff and payroll and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. The Company assisted our customers with applications for resources through the program and approved over 4,700 applications. As of September 30, 2020, the outstanding balance of loans originated under the PPP totaled $1.7 billion.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications. As of September 30, 2020, the Company has outstanding modifications meeting these conditions on loans with a net balance of $1.5 billion as of September 30, 2020. Further, residential mortgage loans in forbearance have a net balance of $127.3 million as of September 30, 2020.
The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. The Federal Reserve Bank of Boston maintains the legal forms and agreements for eligible borrowers and eligible lenders to participate in the MSLP, and continues to refine the MSLP’s operational infrastructure and facilities. The Bank has registered as a lender under the MSLP and continues to monitor developments related thereto.
Capital and liquidity
While the Company has sufficient capital and does not anticipate any need for additional liquidity in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken several actions to ensure the strength of its capital and liquidity position. These actions include issuance of $225 million in subordinated debt at our bank subsidiary in May 2020, establishing a Federal Reserve lending facility in connection with funding loans to small and medium-sized businesses, and temporarily suspending stock repurchases since mid-April. In addition, the Company is also in a position to pledge additional collateral to increase its borrowing capacity with the FRB, if necessary. Further, management has elected to take advantage of the capital relief option that delays the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.
Asset valuation
While the Company’s stock price has experienced volatility and periodic declines in value during the pandemic, management does not consider this decline to be a triggering event that would indicate that an interim goodwill impairment test was necessary as of September 30, 2020. Continued and sustained declines in the Company's stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.

Our processes, controls and business continuity plan
The Company has focused first on ensuring the well-being of our people, customers, and communities. Preventive health measures were put in place, which included establishing social distancing precautions for all employees in the office and customers visiting branches, preventive cleaning at offices and branches, and elimination of business related travel. The Company has continued returning employees to the office subject to applicable health and safety procedures in accordance with guidance from the CDC and local authorities, including regular symptom checks, requiring face cloth coverings, increasing physical space between employees, monitoring the number of employees in the workplace, and requiring employees with COVID-19 related symptoms or exposure to quarantine away from the office.
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
Financial Results Highlights for the Third Quarter of 2020
•Net income of $135.8 million, compared to $127.4 million for the third quarter 2019
•Diluted earnings per share of $1.36, compared to $1.24 per share for the third quarter 2019
•Total loans of $26.0 billion, up $984.6 million from June 30, 2020, and $4.9 billion from December 31, 2019
•Total deposits of $28.8 billion, up $1.3 billion from June 30, 2020, and $6.0 billion from December 31, 2019
•Net interest margin of 3.71%, compared to 4.41% in the third quarter 2019
•Net revenue of $305.3 million, an increase of 6.8%, or $19.5 million, compared to the third quarter 2019, with non-interest expense decrease of 1.6%, or $2.1 million, compared to the third quarter 2019
•PPNR of $181.3 million, up 13.5% from $159.7 million in the third quarter 20191
•Efficiency ratio of 39.7% in the third quarter 2020, compared to 43.2% in the third quarter 20191
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.47% of total assets, from 0.25% at September 30, 2019
•Annualized net loan charge-offs to average loans outstanding of 0.13%, compared to net loan recoveries to average loans outstanding of 0.01% for the third quarter 2019
•Tangible common equity ratio of 8.9%, compared to 10.1% at September 30, 20191
•Stockholders' equity of $3.2 billion, an increase of $121.6 million from June 30, 2020 and $207.3 million from December 31, 2019
•Book value per common share of $31.98, an increase of 12.3% from $28.48 at September 30, 2019
•Tangible book value per share, net of tax, of $29.03, an increase of $3.43 from $25.60 at September 30, 20191
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2020.

1 See Non-GAAP Financial Measures section beginning on page 74.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income	$135,769	$127,375	$313,005	$371,107
Earnings per share - basic	1.36	1.25	3.12	3.60
Earnings per share - diluted	1.36	1.24	3.11	3.59
Return on average assets	1.66%	1.94%	1.38%	2.03%
Return on average tangible common equity (1)	18.73	19.41	14.90	19.86
Net interest margin	3.71	4.41	4.03	4.56
(1) See Non-GAAP Financial Measures section beginning on page 74.

	September 30, 2020	December 31, 2019
	(in thousands)
Total assets	$33,335,506	$26,821,948
Total loans, net of deferred loan fees and costs	26,014,018	21,123,296
Total deposits	28,843,396	22,796,493
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

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Non-accrual loans (1)	$146,472	$55,968
Non-performing assets	212,384	98,174
Non-accrual loans to gross loans	0.56%	0.27%
Net charge-offs to average loans outstanding (2)	0.13	0.02
(1)Includes non-accrual HFS loans of $20.8 million and zero at September 30, 2020 and December 31, 2019, respectively.
(2)Annualized on an actual/actual basis for the three months ended September 30, 2020. Actual year-to-date for the year ended December 31, 2019.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $33.3 billion at September 30, 2020 from $26.8 billion at December 31, 2019. The increase in total assets of $6.5 billion, or 24.3%, relates primarily to loan growth. Total loans increased by $4.9 billion, or 23.2%, to $26.0 billion as of September 30, 2020, compared to $21.1 billion as of December 31, 2019. The increase in loans from December 31, 2019, which includes $1.7 billion in PPP loans, was driven by commercial and industrial loans of $4.3 billion, with smaller increases in construction and land development, residential real estate, and CRE, non-owner occupied loans of $348.3 million, $239.5 million, and $161.8 million, respectively. These increases were partially offset by a decrease in CRE, owner occupied loans of $103.4 million.

Total deposits increased $6.0 billion, or 26.5%, to $28.8 billion as of September 30, 2020 from $22.8 billion as of December 31, 2019. The increase in deposits from December 31, 2019 was driven by an increase of $4.5 billion in non-interest bearing demand deposits, $1.5 billion in savings and money market accounts, and interest bearing demand deposits of $793.8 million. These increases were offset in part by a decrease in certificates of deposit of $676.1 million.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$304,843	$315,608	$(10,765)	$930,297	$909,624	$20,673
Interest expense	20,105	49,186	(29,081)	78,139	141,185	(63,046)
Net interest income	284,738	266,422	18,316	852,158	768,439	83,719
Provision for credit losses	14,661	3,803	10,858	157,837	15,303	142,534
Net interest income after provision for credit losses	270,077	262,619	7,458	694,321	753,136	(58,815)
Non-interest income	20,606	19,441	1,165	46,985	49,069	(2,084)
Non-interest expense	124,092	126,152	(2,060)	359,372	352,279	7,093
Income before provision for income taxes	166,591	155,908	10,683	381,934	449,926	(67,992)
Income tax expense	30,822	28,533	2,289	68,929	78,819	(9,890)
Net income	$135,769	$127,375	$8,394	$313,005	$371,107	$(58,102)
Earnings per share - basic	$1.36	$1.25	$0.11	$3.12	$3.60	$(0.48)
Earnings per share - diluted	$1.36	$1.24	$0.12	$3.11	$3.59	$(0.47)
Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. Management believes presentation of these non-GAAP financial measures provides useful supplemental information that is essential to a complete understanding of the operating results of the Company. Since the presentation of these non-GAAP performance measures and their impact differ between companies, these non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
Pre-Provision Net Revenue
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

The following table shows the components of PPNR for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total non-interest income	$20,606	$19,441	$46,985	$49,069
Net interest income	284,738	266,422	852,158	768,439
Net revenue	$305,344	$285,863	$899,143	$817,508
Total non-interest expense	124,092	$126,152	359,372	352,279
Pre-provision net revenue	$181,252	$159,711	$539,771	$465,229
Less:
Provision for credit losses	14,661	3,803	157,837	15,303
Income tax expense	30,822	28,533	68,929	78,819
Net income	$135,769	$127,375	$313,005	$371,107

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Total non-interest expense	$124,092	$126,152	$359,372	$352,279
Divided by:
Total net interest income	284,738	266,422	852,158	768,439
Plus:
Tax equivalent interest adjustment	7,188	6,423	20,638	18,736
Total non-interest income	20,606	19,441	46,985	49,069
	$312,532	$292,286	$919,781	$836,244
Efficiency ratio - tax equivalent basis	39.7%	43.2%	39.1%	42.1%

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

	September 30, 2020	December 31, 2019
	(dollars and shares in thousands)
Total stockholders' equity	$3,224,046	$3,016,748
Less: goodwill and intangible assets	298,987	297,608
Total tangible stockholders' equity	2,925,059	2,719,140
Plus: deferred tax - attributed to intangible assets	1,689	1,921
Total tangible common equity, net of tax	$2,926,748	$2,721,061

Total assets	$33,335,506	$26,821,948
Less: goodwill and intangible assets, net	298,987	297,608
Tangible assets	33,036,519	26,524,340
Plus: deferred tax - attributed to intangible assets	1,689	1,921
Total tangible assets, net of tax	$33,038,208	$26,526,261

Tangible common equity ratio	8.9%	10.3%
Common shares outstanding	100,825	102,524
Book value per share	$31.98	$29.42
Tangible book value per share, net of tax	29.03	26.54

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of September 30, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Common equity tier 1:
Common equity	$3,285,991	$3,016,748
Less:
Non-qualifying goodwill and intangibles	297,298	295,607
Disallowed deferred tax asset	165	2,243
AOCI related adjustments	74,084	21,379
Unrealized gain on changes in fair value liabilities	4,501	3,629
Common equity tier 1	$2,909,943	$2,693,890
Divided by: Risk-weighted assets	$29,079,735	$25,390,142
Common equity tier 1 ratio	10.0%	10.6%

Common equity tier 1	$2,909,943	$2,693,890
Plus: Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$2,991,443	$2,775,390
Divided by: Tangible average assets	$32,190,510	$26,110,275
Tier 1 leverage ratio	9.3%	10.6%

Total capital:
Tier 1 capital	$2,991,443	$2,775,390
Plus:
Subordinated debt	515,329	305,732
Adjusted allowances for credit losses	287,647	176,752
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$802,976	$482,484
Total capital	$3,794,419	$3,257,874
Total capital ratio	13.0%	12.8%

Classified assets to tier 1 capital plus allowance:
Classified assets	$325,659	$171,246
Divided by: Tier 1 capital	2,991,443	2,775,390
Plus: Adjusted allowances for credit losses	287,647	176,752
Total Tier 1 capital plus adjusted allowances for credit losses	$3,279,090	$2,952,142
Classified assets to tier 1 capital plus allowance (1)	9.9%	5.8%
(1)Upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the allowance for credit losses has been modified to also include amounts related to unfunded loan commitments and investment securities. Prior period amounts have been restated to conform to current presentation.

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$12,687,865	$130,041	4.17%	$8,423,017	$118,332	5.72%
CRE - non-owner-occupied	5,393,133	63,813	4.72	4,722,176	69,421	5.85
CRE - owner-occupied	2,232,653	26,645	4.85	2,259,576	30,099	5.38
Construction and land development	2,209,340	32,293	5.83	2,226,289	39,177	7.00
Residential real estate	2,395,956	23,358	3.88	1,701,599	20,913	4.88
Consumer	38,524	473	4.88	69,519	990	5.65
Loans held for sale	20,290	—	—	237	—	—
Total loans (1), (2), (3)	24,977,761	276,623	4.47	19,402,413	278,932	5.79
Securities:
Securities - taxable	2,811,615	14,769	2.09	3,073,116	20,575	2.66
Securities - tax-exempt	1,556,431	12,634	4.07	1,062,087	9,085	4.30
Total securities (1)	4,368,046	27,403	2.79	4,135,203	29,660	3.08
Other	1,926,386	817	0.17	1,009,926	7,016	2.76
Total interest earning assets	31,272,193	304,843	3.97	24,547,542	315,608	5.20
Non-interest earning assets
Cash and due from banks	163,812			346,833
Allowance for credit losses	(325,039)			(162,629)
Bank owned life insurance	174,998			172,447
Other assets	1,237,441			1,094,205
Total assets	$32,523,405			$25,998,398
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$3,636,299	$1,463	0.16%	$2,488,581	$5,061	0.81%
Savings and money market accounts	10,170,085	5,661	0.22	8,456,531	26,608	1.25
Certificates of deposit	1,845,479	5,091	1.10	2,250,362	11,685	2.06
Total interest-bearing deposits	15,651,863	12,215	0.31	13,195,474	43,354	1.30
Short-term borrowings	35,996	18	0.20	17,495	47	1.07
Qualifying debt	616,218	7,872	5.08	387,799	5,785	5.92
Total interest-bearing liabilities	16,304,077	20,105	0.49	13,600,768	49,186	1.43
Interest cost of funding earning assets			0.26			0.79
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	12,422,208			8,916,568
Other liabilities	617,006			579,624
Stockholders’ equity	3,180,114			2,901,438
Total liabilities and stockholders' equity	$32,523,405			$25,998,398
Net interest income and margin (4)		$284,738	3.71%		$266,422	4.41%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $7.2 million and $6.4 million for the three months ended September 30, 2020 and 2019, respectively.
(2)Included in the yield computation are net loan fees of $18.2 million and $13.4 million for the three months ended September 30, 2020 and 2019, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$11,556,578	$396,578	4.69%	$7,955,590	$340,808	5.88%
CRE - non-owner occupied	5,325,633	198,335	4.99	4,468,371	199,372	5.98
CRE - owner occupied	2,262,428	83,353	5.02	2,279,886	90,113	5.39
Construction and land development	2,114,957	95,451	6.05	2,210,205	118,687	7.20
Residential real estate	2,294,876	67,122	3.91	1,535,964	56,275	4.90
Consumer	49,164	1,922	5.22	64,490	2,844	5.90
Loans held for sale	21,259	324	2.04	80	—	—
Total loans (1), (2), (3)	23,624,895	843,085	4.83	18,514,586	808,099	5.92
Securities:
Securities - taxable	2,826,004	48,271	2.28	2,865,596	60,641	2.83
Securities - tax-exempt	1,376,648	34,753	4.25	979,677	27,053	4.62
Total securities (1)	4,202,652	83,024	2.93	3,845,273	87,694	3.29
Other	1,136,169	4,188	0.49	700,698	13,831	2.64
Total interest earning assets	28,963,716	930,297	4.39	23,060,557	909,624	5.38
Non-interest earning assets
Cash and due from banks	173,909			225,907
Allowance for credit losses	(263,207)			(157,809)
Bank owned life insurance	178,660			171,470
Other assets	1,206,162			1,098,583
Total assets	$30,259,240			$24,398,708
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$3,410,882	$7,530	0.29%	$2,511,860	$16,194	0.86%
Savings and money market accounts	9,546,249	28,875	0.40	7,854,914	73,283	1.25
Certificates of deposit	2,113,020	23,331	1.47	2,114,659	31,553	1.99
Total interest-bearing deposits	15,070,151	59,736	0.53	12,481,433	121,030	1.30
Short-term borrowings	150,118	570	0.51	129,382	2,257	2.33
Qualifying debt	500,522	17,833	4.76	376,154	17,898	6.36
Total interest-bearing liabilities	15,720,791	78,139	0.66	12,986,969	141,185	1.45
Interest cost of funding earning assets			0.36			0.82
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	10,813,205			8,118,791
Other liabilities	622,889			495,597
Stockholders’ equity	3,102,355			2,797,351
Total liabilities and stockholders' equity	$30,259,240			$24,398,708
Net interest income and margin (4)		$852,158	4.03%		$768,439	4.56%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $20.6 million and $18.7 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Included in the yield computation are net loan fees of $61.5 million and $37.9 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 versus 2019			2020 versus 2019
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$43,711	$(32,002)	$11,709	$123,572	$(67,802)	$55,770
CRE - non-owner occupied	7,939	(13,547)	(5,608)	31,926	(32,963)	(1,037)
CRE - owner-occupied	(321)	(3,133)	(3,454)	(643)	(6,117)	(6,760)
Construction and land development	(248)	(6,636)	(6,884)	(4,299)	(18,937)	(23,236)
Residential real estate	6,769	(4,324)	2,445	22,197	(11,350)	10,847
Consumer	(381)	(136)	(517)	(599)	(323)	(922)
Loans held for sale	—	—	—	323	1	324
Total loans	57,469	(59,778)	(2,309)	172,477	(137,491)	34,986
Securities:
Securities - taxable	(1,374)	(4,432)	(5,806)	(676)	(11,694)	(12,370)
Securities - tax-exempt	4,013	(464)	3,549	10,021	(2,321)	7,700
Total securities	2,639	(4,896)	(2,257)	9,345	(14,015)	(4,670)
Other	389	(6,588)	(6,199)	1,605	(11,248)	(9,643)
Total interest income	60,497	(71,262)	(10,765)	183,427	(162,754)	20,673

Interest expense:
Interest-bearing transaction accounts	$462	$(4,060)	$(3,598)	$1,985	$(10,649)	$(8,664)
Savings and money market	954	(21,901)	(20,947)	5,116	(49,524)	(44,408)
Certificates of deposit	(1,117)	(5,477)	(6,594)	(18)	(8,204)	(8,222)
Short-term borrowings	9	(38)	(29)	79	(1,766)	(1,687)
Qualifying debt	2,918	(831)	2,087	4,431	(4,496)	(65)
Total interest expense	3,226	(32,307)	(29,081)	11,593	(74,639)	(63,046)

Net increase	$57,271	$(38,955)	$18,316	$171,834	$(88,115)	$83,719

(1)Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2020, interest income was $304.8 million, a decrease of $10.8 million, or 3.4%, compared to $315.6 million for the three months ended September 30, 2019. This decrease was primarily the result of a decrease in other interest income from interest bearing cash accounts and federal funds sold of $6.2 million. Also contributing to the decrease in total interest income were net declines in interest income from loans and investment securities, each totaling $2.3 million. The decline in interest rates from September 30, 2019 outweighed the increases in the related average asset balances, resulting in a decrease in total interest income.
For the nine months ended September 30, 2020, interest income was $930.3 million, an increase of $20.7 million, or 2.3%, compared to $909.6 million for the nine months ended September 30, 2019. This increase was primarily the result of a $5.1 billion increase in the average loan balance, which offset the decline in interest rates and drove a $35.0 million increase in loan interest income for the nine months ended September 30, 2020. This increase was offset in part by decreases in other interest income of $9.6 million and interest income from investment securities of $4.7 million for the comparable period due to the lower interest rate environment.

For the three months ended September 30, 2020, interest expense was $20.1 million, a decrease of $29.1 million, or 59.1%, compared to $49.2 million for the three months ended September 30, 2019. Interest expense on deposits decreased $31.1 million for the same period despite an increase in average interest-bearing deposits of $2.5 billion as the Company benefited from repricing efforts in a lower rate environment, resulting in a 99 basis point reduction in average cost of interest-bearing deposits.
For the nine months ended September 30, 2020, interest expense was $78.1 million, a decrease of $63.0 million, or 44.7%, compared to $141.2 million for the nine months ended September 30, 2019. Interest expense on deposits decreased $61.3 million for the same period despite an increase in average interest-bearing deposits of $2.6 billion, resulting in a 77 basis point reduction in average cost of interest-bearing deposits.
For the three months ended September 30, 2020, net interest income was $284.7 million, an increase of $18.3 million, or 6.9%, compared to $266.4 million for the three months ended September 30, 2019. The increase in net interest income reflects a $6.7 billion increase in average interest-earning assets, partially offset by an increase of $2.7 billion in average interest-bearing liabilities. The decrease in net interest margin of 70 basis points to 3.71% is largely the result of excess liquidity from deposit growth that has outpaced loan growth as well as a decrease in loan yields due to a lower rate environment and lower yields on PPP loans primarily driven by changes in prepayment assumptions that reduced net deferred loan fee accretion on PPP loans during the three months ended September 30, 2020. These decreases to net interest margin were offset by lower deposit and funding costs for the three months ended September 30, 2020 compared to the same period in 2019.
For the nine months ended September 30, 2020, net interest income was $852.2 million, an increase of $83.7 million, or 10.9%, compared to $768.4 million for the nine months ended September 30, 2019. The increase in net interest income reflects a $5.9 billion increase in average interest-earning assets, partially offset by an increase of $2.7 billion in average interest-bearing liabilities. The decrease in net interest margin of 53 basis points to 4.03% is the result of excess liquidity and a lower rate environment as explained in the above paragraphs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and, upon the adoption of CECL, includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios. For the three and nine months ended September 30, 2020, the provision for credit losses was $14.7 million and $157.8 million, compared to $3.8 million and $15.3 million for the three and nine months ended September 30, 2019, respectively. The significant increase in the provision for credit losses from the three and nine months ended September 30, 2019 is primarily related to the current economic environment and estimating expected credit losses under the new CECL accounting standard. This standard changes the methodology for estimating credit losses on financial instruments from an incurred loss model to an expected total loss model. This results in the recognition of expected losses over the life of loans and HTM investment securities at the time that the loan is originated or the security is purchased, rather than after a loss has been incurred, which results in an acceleration in the timing of loss recognition. Further, as the Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses, the worsening of economic assumptions due to the ongoing pandemic has also contributed to an elevated provision for credit losses for the nine months ended September 30, 2020.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,913	$5,888	$25	$17,447	$17,121	$326
Card income	1,873	1,729	144	4,768	5,195	(427)
Foreign currency income	1,755	1,321	434	4,242	3,564	678
Income from bank owned life insurance	1,345	979	366	8,977	2,938	6,039
Income from equity investments	1,186	3,742	(2,556)	6,263	6,619	(356)
Lending related income and gains on sale of loans, net	705	539	166	2,072	1,343	729
Gain on sales of investment securities, net	—	3,152	(3,152)	230	3,152	(2,922)
Fair value gain (loss) adjustments on assets measured at fair value, net	5,882	222	5,660	(986)	4,628	(5,614)
Other income	1,947	1,869	78	3,972	4,509	(537)
Total non-interest income	$20,606	$19,441	$1,165	$46,985	$49,069	$(2,084)
Total non-interest income for the three months ended September 30, 2020 compared to the same period in 2019 increased by $1.2 million. The most significant increase in non-interest income relates to the net fair value gain adjustment on assets measured at fair value of $5.9 million for the three months ended September 30, 2020, compared to $0.2 million for the same period in 2019. This change is predominantly related to increases in the value of equity securities, primarily preferred stock of other financial institutions. Offsetting this increase is a decrease in the net gain on sales of investment securities and income from equity investments. During the three months ended September 30, 2019, the Company sold investment securities as part of a portfolio balancing initiative and recognized a net gain on sale of $3.2 million, which did not recur during the current period. Income from equity investments decreased $2.6 million due to a decrease in warrant income from the three months ended September 30, 2019.
Total non-interest income for the nine months ended September 30, 2020 compared to the same period in 2019 decreased by $2.1 million. The most significant decrease in non-interest income of $5.6 million relates to a net fair value loss adjustment incurred during the nine months ended September 30, 2020. As mentioned above, this change is predominantly related to valuation declines on preferred stock investments. In addition, there was a $3.2 million gain on security sales recognized during the nine months ended September 30, 2019 that did not recur in the current period. These decreases were offset in part by an increase in income from bank owned life insurance of $6.0 million primarily attributable to a one-time enhancement fee of $5.6 million from the surrender and replacement of certain policies, which was intended to offset the increase in tax expense related to the surrender.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$78,757	$70,978	$7,779	$220,455	$205,328	$15,127
Legal, professional, and directors' fees	10,034	8,248	1,786	31,105	26,885	4,220
Occupancy	9,426	8,263	1,163	25,752	24,251	1,501
Data processing	8,864	7,095	1,769	26,044	20,563	5,481
Deposit costs	3,246	11,537	(8,291)	14,098	24,930	(10,832)
Insurance	3,064	3,071	(7)	9,506	8,691	815
Loan and repossessed asset expenses	1,771	1,953	(182)	5,280	5,419	(139)
Business development	950	1,443	(493)	4,062	4,972	(910)
Marketing	848	842	6	2,621	2,640	(19)
Card expense	505	548	(43)	1,631	1,892	(261)
Intangible amortization	373	387	(14)	1,120	1,161	(41)
Net loss (gain) on sales / valuations of repossessed and other assets	123	3,379	(3,256)	(1,335)	2,856	(4,191)
Other expense	6,131	8,408	(2,277)	19,033	22,691	(3,658)
Total non-interest expense	$124,092	$126,152	$(2,060)	$359,372	$352,279	$7,093
Total non-interest expense for the three months ended September 30, 2020 decreased $2.1 million compared to the same period in 2019. This change primarily relates to deposit cost decreases of $8.3 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a decline in deposit earnings credits paid to account holders in a lower rate environment. In addition, there was a $3.1 million loss due to an OREO property impairment from the three months ended September 30, 2019 and a $2.3 million decrease in other expense from decreased travel and entertainment and charitable contribution expenses incurred in the three months ended September 30, 2020 as a result of COVID-19. These decreases were offset in part by an increase in salaries and employee benefits, occupancy expense, data processing, and legal, professional and director fees, which have increased as the Company supports its continued growth.
Total non-interest expense for the nine months ended September 30, 2020 compared to the same period in 2019 increased $7.1 million. This increase primarily relates to salaries and employee benefits, data processing, and legal, professional and directors' fees, which have increased as the Company supports its continued growth. These increases were offset in part by a decrease in deposit costs of $10.8 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a decline in deposit earnings credits paid to account holders in a lower rate environment. In addition, there was a $3.1 loss due to OREO property impairment in the prior year and a $1.5 million gain on the sale of an OREO property in the current year. There was also a $3.7 million decrease in other expenses from decreased travel, entertainment and charitable contribution expenses incurred in the nine months ended September 30, 2020 as a result of COVID-19.
Income Taxes
The Company's effective tax rate was 18.50% and 18.30% for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company's effective tax rate was 18.05% and 17.52%, respectively. The increase in the effective tax rate from the three and nine months ended September 30, 2019 is due primarily to tax expense associated with a surrender of bank owned life insurance, detriments from vested stock compensation and increased state tax accruals, partially offset by increases in forecasted tax-exempt income and investment tax credits in 2020.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2020	(in millions)
Loans, net of deferred loan fees and costs	$26,014.0	$4,388.1	$2,612.2	$2,376.7	$1,785.8
Deposits	28,843.4	8,541.5	4,733.9	3,502.0	2,741.1

At December 31, 2019
Loans, net of deferred loan fees and costs	$21,123.3	$3,847.9	$2,252.5	$2,253.9	$1,311.2
Deposits	22,796.5	5,384.7	4,350.1	2,585.3	2,373.6

	(in thousands)
Three Months Ended September 30, 2020
Pre-tax income	$166,591	$57,789	$24,668	$17,609	$15,993

Nine Months Ended September 30, 2020
Pre-tax income	$381,934	$129,347	$77,254	$40,651	$40,655

Three Months Ended September 30, 2019
Pre-tax income	$155,908	$43,305	$28,093	$19,713	$12,824

Nine Months Ended September 30, 2019
Pre-tax income	$449,926	$114,934	$81,852	$53,304	$39,066

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2020	(in millions)
Loans, net of deferred loan fees and costs	$280.0	$1,686.7	$2,329.3	$2,099.3	$8,451.8	$4.1
Deposits	3,697.9	—	4,646.4	—	61.4	919.2

At December 31, 2019
Loans, net of deferred loan fees and costs	$237.2	$1,635.6	$1,552.0	$1,930.8	$6,098.7	$3.5
Deposits	3,210.1	0.1	3,771.5	—	36.9	1,084.2

	(in thousands)
Three Months Ended September 30, 2020
Pre-tax income	$12,560	$295	$48,657	$7,740	$39,877	$(58,597)

Nine Months Ended September 30, 2020
Pre-tax income	$40,323	$684	$85,024	$4,559	$101,267	$(137,830)

Three Months Ended September 30, 2019
Pre-tax income	$12,229	$1,740	$26,391	$8,692	$22,113	$(19,192)

Nine Months Ended September 30, 2019
Pre-tax income	$36,984	$4,731	$66,211	$28,935	$53,840	$(29,931)

BALANCE SHEET ANALYSIS
Total assets increased $6.5 billion, or 24.3%, to $33.3 billion at September 30, 2020, compared to $26.8 billion at December 31, 2019. The increase in total assets relates primarily to organic loan growth. Loans increased $4.9 billion, or 23.2%, to $26.0 billion at September 30, 2020, compared to $21.1 billion at December 31, 2019. The increase in loans from December 31, 2019, which includes $1.7 billion in PPP loans, was driven by commercial and industrial loans of $4.3 billion, with smaller increases in construction and land development loans of $348.3 million, residential real estate loans of $239.5 million, and CRE, non-owner occupied loans of $161.8 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $103.4 million.
Total liabilities increased $6.3 billion, or 26.5%, to $30.1 billion at September 30, 2020, compared to $23.8 billion at December 31, 2019. The increase in liabilities is due primarily to an increase in total deposits of $6.0 billion, or 26.5%, to $28.8 billion. The increase in deposits from December 31, 2019 was driven by increases of $4.5 billion in non-interest bearing demand deposits, $1.5 billion in savings and money market accounts, and $793.8 million in interest bearing demand deposits, offset in part by a decrease of $676.1 million in certificates of deposit. In addition, qualifying debt increased by $225.2 million due to the issuance of $225.0 million of subordinated debt, recorded net of issue costs, in May 2020.
Total stockholders’ equity increased by $207.3 million, or 6.9%, to $3.2 billion at September 30, 2020 from December 31, 2019. The increase in stockholders' equity is primarily a function of net income, partially offset by share repurchases and dividends to shareholders as well as the adoption impact of CECL.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2020	December 31, 2019
	(in thousands)
Debt securities
CDO	$8,176	$10,142
Commercial MBS issued by GSEs	95,657	94,253
Corporate debt securities	186,609	99,961
Municipal securities	22,159	7,773
Private label residential MBS	1,264,237	1,129,227
Residential MBS issued by GSEs	1,361,556	1,412,060
Tax-exempt	1,515,500	1,039,962
Trust preferred securities	25,208	27,040
U.S. government sponsored agency securities	—	10,000
U.S. treasury securities	600	999
Total debt securities	$4,479,702	$3,831,417

Equity securities
CRA investments	$53,545	$52,504
Preferred stock	107,016	86,197
Total equity securities	$160,561	$138,701

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

September 30, 2020
(in thousands)
Commercial and industrial
Tech & Innovation	$2,277,889
Other commercial and industrial	5,993,712
CRE - owner occupied	1,970,163
CRE - non-owner occupied
Hotel Franchise Finance	1,942,886
Other CRE - non-owned occupied	3,433,932
Residential	2,330,064
Construction and land development	2,267,922
Warehouse lending	3,926,852
Municipal & nonprofit	1,686,690
Other	163,144
Total loans HFI	25,993,254
Allowance for credit losses	(310,560)
Total loans HFI, net of allowance	$25,682,694

December 31, 2019
(in thousands)
Commercial and industrial	$9,382,043
Commercial real estate - non-owner occupied	5,245,634
Commercial real estate - owner occupied	2,316,913
Construction and land development	1,952,156
Residential real estate	2,147,664
Consumer	57,083
Loans, net of deferred loan fees and costs	21,101,493
Allowance for credit losses	(167,797)
Total loans HFI	$20,933,696
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $81.4 million and $47.7 million reduced the carrying value of loans as of September 30, 2020 and December 31, 2019, respectively. Net unamortized purchase premiums on acquired and purchased loans of $22.1 million and $19.6 million increased the carrying value of loans as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Company also had $20.8 million and $21.8 million of HFS loans, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended September 30, 2020 and December 31, 2019, CRE related loans accounted for approximately 38% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 29% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2020 and December 31, 2019, respectively.

Non-performing Assets
Total non-performing loans increased by $119.5 million at September 30, 2020 to $203.8 million from $84.3 million at December 31, 2019.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Total nonaccrual loans (1)	$146,472	$55,968
Loans past due 90 days or more on accrual status	28,129	—
Accruing troubled debt restructured loans	29,192	28,356
Total nonperforming loans	$203,793	$84,324
Other assets acquired through foreclosure, net	$8,591	$13,850
Nonaccrual HFI and HFS loans to funded HFI loans	0.56%	0.27%
Nonaccrual HFI loans to funded HFI loans	0.48%	0.27%
Loans past due 90 days or more on accrual status to funded HFI loans	0.11%	—
(1)Includes non-accrual TDR loans of $31.6 million and $10.6 million at September 30, 2020 and December 31, 2019, respectively, and non-accrual HFS loans of $20.8 million and zero at September 30, 2020 and December 31, 2019, respectively.
Interest income that would have been recorded under the original terms of non-accrual loans was $1.7 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $4.1 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.
The composition of nonaccrual HFI loans by loan type and by segment were as follows:

	September 30, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	$18,725	14.89%	0.07%
Other commercial and industrial	31,611	25.15	0.12
CRE - owner occupied	38,567	30.68	0.15
CRE - non-owner occupied
Hotel Franchise Finance	—	—	—
Other CRE - non-owned occupied	29,071	23.13	0.11
Residential	5,388	4.29	0.02
Construction and land development	192	0.15	0.00
Warehouse lending	—	—	—
Municipal & nonprofit	1,952	1.55	0.01
Other	203	0.16	0.00
Total non-accrual loans	$125,709	100.00%	0.48%

	December 31, 2019
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$24,501	43.77%	0.12%
Commercial real estate	23,720	42.38	0.11
Construction and land development	2,147	3.84	0.01
Residential real estate	5,600	10.01	0.03
Consumer	—	—	—
Total non-accrual loans	$55,968	100.00%	0.27%

	September 30, 2020		December 31, 2019
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$46,246	1.05%	$29,062	0.76%
Nevada	4,588	0.18	8,001	0.36
Southern California	24,797	1.04	1,759	0.08
Northern California	24,346	1.36	5,193	0.40
HOA Services	72	0.03	—	—
Public & Nonprofit Finance	1,952	0.12	2,147	0.13
Technology and Innovation	18,725	0.80	5,867	0.38
Other NBLs	4,983	0.06	3,939	0.06
Total non-accrual loans	$125,709	0.48%	$55,968	0.27%
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
Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended September 30, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	June 30, 2020				September 30, 2020
	(1)				(1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$54,559	$(9,359)	$6,364	$—	$38,836
Other commercial and industrial	109,930	(621)	748	(192)	108,753
CRE - owner occupied	15,587	3,897	83	(5)	19,406
CRE - non-owner occupied
Hotel Franchise Finance	35,864	2,163	—	—	38,027
Other CRE - non-owned occupied	32,672	9,196	1,246	—	40,622
Residential	1,725	16	307	(355)	1,789
Construction and land development	35,792	2,983	—	(6)	38,781
Warehouse lending	743	95	—	—	838
Municipal & nonprofit	17,128	768	—	—	17,896
Other	6,550	(934)	25	(21)	5,612
Total	$310,550	$8,204	$8,773	$(579)	$310,560

Net charge-offs to average loans outstanding	0.13%
Allowance for credit losses to funded HFI loans	1.19
(1)Includes an estimate of future recoveries.

	Nine Months Ended September 30, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	January 1, 2020				September 30, 2020
	(1)				(1)
	(in thousands)
Commercial and industrial
Tech & Innovation	$22,394	$25,556	$9,114	$—	$38,836
Other commercial and industrial	95,784	13,653	2,684	(2,000)	108,753
CRE - owner occupied	10,420	9,100	126	(12)	19,406
CRE - non-owner occupied
Hotel Franchise Finance	14,104	23,923	—	—	38,027
Other CRE - non-owned occupied	10,503	30,684	2,131	(1,566)	40,622
Residential	3,814	(2,103)	307	(385)	1,789
Construction and land development	6,218	32,540	—	(23)	38,781
Warehouse lending	246	592	—	—	838
Municipal & nonprofit	17,397	499	—	—	17,896
Other	6,045	(314)	231	(112)	5,612
Total	$186,925	$134,130	$14,593	$(4,098)	$310,560

Net charge-offs to average loans outstanding	0.16%
(1)Includes an estimate of future recoveries.

	Three Months Ended September 30, 2019
	Balance,	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Balance,
	June 30, 2019				September 30, 2019
	(in thousands)
Construction and land development	$26,091	$—	$(17)	$1,210	$27,318
Commercial real estate	41,258	139	(8)	4,817	45,944
Residential real estate	12,606	9	(131)	804	13,532
Commercial and industrial	79,635	1,950	(2,549)	(2,815)	77,419
Consumer	819	1	(6)	(16)	808
Total	$160,409	$2,099	$(2,711)	$4,000	$165,021

Net recoveries to average loans outstanding	(0.01)%
Allowance for credit losses to funded HFI loans	0.91

	Nine Months Ended September 30, 2019
	Balance,	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Balance,
	December 31, 2018				September 30, 2019
	(in thousands)
Construction and land development	$22,513	$141	$(81)	$4,865	$27,318
Commercial real estate	34,829	139	(900)	10,354	45,944
Residential real estate	11,276	594	(251)	2,599	13,532
Commercial and industrial	83,118	6,092	(3,521)	(3,128)	77,419
Consumer	981	2	(19)	(190)	808
Total	$152,717	$6,968	$(4,772)	$14,500	$165,021

Net charge-offs to average loans outstanding	0.02%

The following table summarizes the allocation of the allowance for credit losses by loan type.

	September 30, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	$38,836	12.5%	8.8%
Other commercial and industrial	108,753	35.0	23.1
CRE - owner occupied	19,406	6.2	7.6
CRE - non-owner occupied
Hotel Franchise Finance	38,027	12.2	7.5
Other CRE - non-owned occupied	40,622	13.1	13.2
Residential	1,789	0.6	9.0
Construction and land development	38,781	12.5	8.7
Warehouse lending	838	0.3	15.1
Municipal & nonprofit	17,896	5.8	6.5
Other	5,612	1.8	0.6
Total	$310,560	100.0%	100.0%

	December 31, 2019
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in thousands)
Commercial and industrial	$82,302	49.0%	44.5%
Commercial Real Estate	47,273	28.2	35.8
Construction and Land Development	23,894	14.2	9.2
Residential Real Estate	13,714	8.2	10.2
Consumer	614	0.4	0.3
Total	$167,797	100.0%	100.0%
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

	September 30, 2020
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial
Tech & Innovation	28	$14,929	3.36%	0.06%
Other commercial and industrial	71	186,478	41.97	0.72
CRE - owner occupied	30	44,247	9.96	0.17
CRE - non-owner occupied
Hotel Franchise Finance	9	115,831	26.08	0.45
Other CRE - non-owned occupied	12	30,940	6.97	0.12
Residential	1	32	0.01	—
Construction and land development	8	42,378	9.54	0.16
Warehouse lending	—	—	—	—
Municipal & nonprofit	3	6,525	1.47	0.03
Other	14	2,835	0.64	0.01
Total	176	$444,195	100.00%	1.72%

	December 31, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	73	$96,464	43.06%	0.46%
Commercial real estate	37	107,839	48.14	0.51
Construction and land development	10	18,971	8.47	0.09
Residential real estate	3	727	0.33	0.00
Consumer	1	10	0.00	0.00
Total	124	$224,011	100.00%	1.06%
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $299.0 million at September 30, 2020, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2020 and 2019, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of September 30, 2020, the net deferred tax asset was $46.6 million, an increase of $28.6 million from December 31, 2019. This overall increase in the net deferred tax asset was primarily the result of an increase in the allowance for credit losses under the new CECL accounting guidance, which upon adoption on January 1, 2020, increased the deferred tax asset by $8.7 million. Expected tax credit carryovers which were not fully offset by additional unrealized gains on AFS securities also contributed to the increase.
At September 30, 2020 and December 31, 2019, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $28.8 billion at September 30, 2020, from $22.8 billion at December 31, 2019, an increase of $6.0 billion, or 26.5%. The increase in deposits is largely attributable to an increase in non-interest bearing demand deposits of $4.5 billion, and increases of $1.5 billion in savings and money market accounts and $793.8 million in interest bearing demand deposits, partially offset by a decrease in certificates of deposit of $676.1 million.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2020 and December 31, 2019, the Company also has $914.9 million and $1.1 billion, respectively, of wholesale brokered deposits. In addition, deposits for which the Company provides account holders with earnings credits and referral fees totaled $3.6 billion and $3.1 billion at September 30, 2020 and December 31, 2019, respectively. The Company incurred $2.9 million and $11.2 million in deposit related costs during the three months ended September 30, 2020 and 2019, respectively. The Company incurred $13.0 million and $24.0 million in deposit related costs during the nine months ended September 30, 2020 and 2019, respectively.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2020		2019
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$3,636,299	0.16%	$2,488,581	0.81%
Savings and money market accounts	10,170,085	0.22	8,456,531	1.25
Certificates of deposit	1,845,479	1.10	2,250,362	2.06
Total interest-bearing deposits	15,651,863	0.31	13,195,474	1.30
Non-interest-bearing demand deposits	12,422,208	—	8,916,568	—
Total deposits	$28,074,071	0.17%	$22,112,042	0.78%

	Nine Months Ended September 30,
	2020		2019
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$3,410,882	0.29%	$2,511,860	0.86%
Savings and money market accounts	9,546,249	0.40	7,854,914	1.25
Certificates of deposit	2,113,020	1.47	2,114,659	1.99
Total interest-bearing deposits	15,070,151	0.53	12,481,433	1.30
Non-interest-bearing demand deposits	10,813,205	—	8,118,791	—
Total deposits	$25,883,356	0.31%	$20,600,224	0.79%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2020, total short-term borrowed funds consist of FHLB advances of $10.0 million and customer repurchase agreements of $19.7 million. At December 31, 2019, total short-term borrowed funds consisted of customer repurchase agreements of $16.7 million.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2020, the carrying value of qualifying debt was $618.8 million, compared to $393.6 million at December 31, 2019. The increase in qualifying debt from December 31, 2019 is due to issuance of $225.0 million of subordinated debt, recorded net of issuance costs, in May 2020.

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
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of September 30, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of September 30, 2020 and December 31, 2019, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
September 30, 2020
WAL	$3,794,419	$2,991,443	$29,079,735	$32,190,510	13.0%	10.3%	9.3%	10.0%
WAB	3,555,485	2,925,840	29,102,161	32,211,409	12.2	10.1	9.1	10.1
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2019
WAL	$3,257,874	$2,775,390	$25,390,142	$26,110,275	12.8%	10.9%	10.6%	10.6%
WAB	3,030,301	2,703,549	25,452,261	26,134,431	11.9	10.6	10.3	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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
While the Company does not anticipate any need for additional liquidity, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken several actions to ensure the strength of its liquidity position. These actions include establishing a $1.8 billion Federal Reserve lending facility in connection with funding loans to small and medium-sized businesses and suspending stock repurchases effective as of April 17, 2020. In addition, the Company is also in a position to pledge additional collateral to increase its borrowing capacity with the FRB, if necessary.
The following table presents the available and outstanding balances on the Company's lines of credit:

	September 30, 2020
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$2,402.0	$—

In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2020 are presented in the following table:

September 30, 2020
(in millions)
FHLB:
Borrowing capacity	$4,412.9
Outstanding borrowings	10.0
Letters of credit	21.0
Total available credit	$4,381.9

FRB:
Borrowing capacity	$2,414.9
Outstanding borrowings	—
Total available credit	$2,414.9
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2020, there was $4.6 billion in liquid assets, comprised of $1.4 billion in cash and cash equivalents and $3.1 billion in unpledged marketable securities. At December 31, 2019, the Company maintained $2.9 billion in liquid assets, comprised of $434.6 million of cash and cash equivalents and $2.5 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2020, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $450.1 million and $534.5 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the nine months ended September 30, 2020 and 2019 was $4.8 billion and $2.4 billion, respectively. There was a net increase in investment securities for the nine months ended September 30, 2020 and 2019 of $663.5 million and $221.1 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2020 and 2019, net deposits increased $6.0 billion and $3.3 billion, respectively.

Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2020, the Company has $449.3 million of CDARS and $1.1 billion of ICS deposits.
As of September 30, 2020, the Company has $914.9 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2020, WAB paid dividends to the Parent of $15.0 million and $145.0 million, respectively. Subsequent to September 30, 2020, WAB paid dividends to the Parent of $15.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Financial Statements for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.

Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K and the supplemental disclosure related thereto contained under the same caption in the Company’s Form 10-Q for the quarter ended June 30, 2020.
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
Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. On June 5, 2020, the President signed the PPPFA into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures, including potential Congressional legislation on those issues, will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
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
Federal Reserve Programs and Other Recent Initiatives
Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the MSLP to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. The Federal Reserve Bank of Boston maintains the legal forms and agreements for eligible borrowers and eligible lenders to participate in the MSLP, and continues to refine the MSLP’s operational infrastructure and facilities. The Bank has registered as a lender under the MSLP and continues to monitor developments related thereto.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule in late March 2020 that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. Subsequently, on August 26, 2020, the federal banking agencies issued a final rule that allows institutions that adopt the CECL accounting standard in 2020 to mitigate CECL’s estimated effects on regulatory capital for two years. The CECL final rule is substantially similar to the interim final rule issued in March 2020 in connection with other CARES Act related regulatory relief. The final rule gives eligible institutions the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. The Company has elected this capital relief option.
Supervisory Developments. On June 25, 2020, the Federal Reserve announced that it would take several actions to ensure large banks remain resilient despite the ongoing economic impact of COVID-19. Specifically, in the third quarter, the Federal Reserve will require large banks to preserve capital by suspending share repurchases, capping dividend payments, and allowing dividends according to a formula based on recent income. The Company and the Bank continue to monitor these developments, as well as other evolving supervisory responses to the COVID-19 pandemic, to assess what effect (if any) they will have, but do not anticipate any material impact at this time.
Modification of the Volcker Rule. Also on June 25, 2020, the Federal Reserve - along with the Commodity Futures Trading Commission, FDIC, the Office of the Comptroller of the Currency, and the SEC - issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (“covered funds”). The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule became effective October 1, 2020. The Company and the Bank do not anticipate any material impact at this time from the new rule.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2020, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2020, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,143,728	$1,173,944	$1,298,005	$1,461,979
Interest Expense	44,820	68,285	136,442	204,790
Net Interest Income	$1,098,908	$1,105,659	$1,161,563	$1,257,189
% Change	(0.6)%		5.1%	13.7%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in thousands)
Interest Income	$1,149,818	$1,173,944	$1,230,788	$1,296,622
Interest Expense	54,229	68,285	83,030	97,032
Net Interest Income	$1,095,589	$1,105,659	$1,147,758	$1,199,590
% Change	(0.9)%		3.8%	8.5%
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
At September 30, 2020, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2020:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$34,477,744	$34,013,005	$33,462,593	$32,884,102	$32,493,211	$31,942,018
Liabilities	30,084,298	29,052,741	28,125,021	27,230,099	26,343,698	25,540,101
Net Present Value	$4,393,446	$4,960,264	$5,337,572	$5,654,003	$6,149,513	$6,401,917
% Change	(11.4)%		7.6%	14.0%	24.0%	29.1%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of September 30, 2020 and December 31, 2019:
Outstanding Derivatives Positions

September 30, 2020			December 31, 2019
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$734,787	$(88,876)	18.0	$872,595	$(53,667)	16.1

Item 4.Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2020, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings.
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

Item 1A.Risk Factors.
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
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Arizona, where we are headquartered, and California and Nevada, in which we have significant operations, declared states of emergency. These states, like many others, continue to be significantly impacted by the pandemic.
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
Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:
•the pandemic’s course and severity;
•the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as moratoria and other suspensions of collections, foreclosures, and related obligations;

•the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
•the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
•the potential long-term impact on the tourism and hospitality industries, which could affect our hotel franchise finance business and portfolio;
•the long-term effect of the economic downturn on our intangible assets such as our deferred tax asset and goodwill;
•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
•the ability of our employees and our third-party vendors to work effectively during the course of the pandemic;
•potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
•geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Arizona, California and Nevada;
The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including our common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility and declines.
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. Certain ambiguities in the laws, rules and guidance regarding the requirements and operation of the PPP may expose the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their policies and procedures for accepting and processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any related loss from the Company.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2020	13,158	$36.16	—	$178,392,414
August 2020	—	—	—	178,392,414
September 2020	1,240	31.21	—	178,392,414
Total	14,398	$35.85	—	$178,392,414
(1)    Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to $250.0 million of its outstanding common stock. Due to the COVID-19 pandemic, effective as of April 17, 2020, the Company has temporarily suspended its stock repurchases.

Item 5.Other Information
Not applicable.

Item 6.Exhibits
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Consolidated Income Statements for the three months ended September 30, 2020 and September 30, 2019 and nine months ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2020 and September 30, 2019 and nine months ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2020 and September 30, 2019 and the nine months September 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 30, 2020	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

October 30, 2020	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

October 30, 2020	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer