Form 10-K
period 2020-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2021-02-25
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.    ☐

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $3.54 billion based on the June 30, 2020 closing price of said stock on the New York Stock Exchange ($37.87 per share).
As of February 19, 2021, Western Alliance Bancorporation had 101,097,102 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events (including statements regarding the anticipated acquisition of AmeriHome and any effects related thereto) or trends and similar expressions that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K:

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	CSI	CS Insurance Company	WA PWI	Western Alliance Public Welfare Investments, LLC
BON	Bank of Nevada	FIB	First Independent Bank	WAB or Bank	Western Alliance Bank
Bridge	Bridge Bank	LVSP	Las Vegas Sunset Properties	WABT	Western Alliance Business Trust
Company	Western Alliance Bancorporation and subsidiaries	TPB	Torrey Pines Bank	WAL or Parent	Western Alliance Bancorporation
TERMS:
ACL	Allowance for Credit Losses	DIF	FDIC's Deposit Insurance Fund	LIHTC	Low-Income Housing Tax Credit
AFS	Available-for-Sale	Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	MBS	Mortgage-Backed Securities
ALCO	Asset and Liability Management Committee	DTA	Deferred Tax Asset	MOU	Memorandum of Understanding
AOCI	Accumulated Other Comprehensive Income	EAD	Exposure at Default	MSA	Metropolitan Statistical Area
APIC	Additional Paid in Capital	EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	NBL	National Business Lines
ARRC	Alternative Reference Rate Committee	EPS	Earnings per Share	NOL	Net Operating Loss
ASC	Accounting Standards Codification	EVE	Economic Value of Equity	NPV	Net Present Value
ASU	Accounting Standards Update	Exchange Act	Securities Exchange Act of 1934, as Amended	NYSE	New York Stock Exchange
Basel Committee	Basel Committee on Banking Supervision	FASB	Financial Accounting Standards Board	OCC	Office of the Comptroller of the Currency
Basel III	Banking Supervision's December 2010 Final Capital Framework	FCRA	Fair Credit Reporting Act of 1971	OCI	Other Comprehensive Income
BHCA	Bank Holding Company Act of 1956	FDIA	Federal Deposit Insurance Act	OFAC	Office of Foreign Asset Control
BOD	Board of Directors	FDIC	Federal Deposit Insurance Corporation	OREO	Other Real Estate Owned
BOLI	Bank Owned Life Insurance	FHLB	Federal Home Loan Bank	OTTI	Other-than-Temporary Impairment
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	FHLMC	Federal Home Loan Mortgage Corporation	PCAOB	Public Company Accounting Oversight Board
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	FICO	The Financing Corporation	PCD	Purchased Credit Deteriorated
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FNMA	Federal National Mortgage Association	PCI	Purchased Credit Impaired
CBDP	Commercial Banking Development Program	FOMC	Federal Open Market Committee	PD	Probability of Default
CBOE	Chicago Board Options Exchange	FRA	Federal Reserve Act	PPNR	Pre-Provision Net Revenue
CCO	Chief Credit Officer	FRB	Federal Reserve Bank	PPP	Paycheck Protection Program
CDARS	Certificate Deposit Account Registry Service	FVO	Fair Value Option	ROU	Right of Use
CDC	Centers for Disease Control and Prevention	GAAP	U.S. Generally Accepted Accounting Principles	SBA	Small Business Administration
CDO	Collateralized Debt Obligation	GLBA	Gramm-Leach-Bliley Act	SBIC	Small Business Investment Company
CECL	Current Expected Credit Loss	GNMA	Government National Mortgage Association	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	GSE	Government-Sponsored Enterprise	SERP	Supplemental Executive Retirement Plan
CET1	Common Equity Tier 1	HELOC	Home Equity Line of Credit	SLC	Senior Loan Committee
CFO	Chief Financial Officer	HFI	Held for Investment	SOFR	Secured Overnight Funding Rate
CFPB	Consumer Financial Protection Bureau	HFS	Held for Sale	SR	Supervision and Regulation Letters
CLO	Collateralized Loan Obligation	HTM	Held-to-Maturity	TDR	Troubled Debt Restructuring
COSO	Committee of Sponsoring Organizations of the Treadway Commission	ICS	Insured Cash Sweep Service	TEB	Tax Equivalent Basis
COVID-19	Coronavirus Disease 2019	IRC	Internal Revenue Code	TSR	Total Shareholder Return
CRA	Community Reinvestment Act	ISDA	International Swaps and Derivatives Association	VIE	Variable Interest Entity
CRE	Commercial Real Estate	LGD	Loss Given Default	XBRL	eXtensible Business Reporting Language
D&I	Diversity and Inclusion	LIBOR	London Interbank Offered Rate

Item 1.Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. The Company also provides an array of specialized financial services to business customers across the country. In addition, the Company has two non-bank subsidiaries: LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 9. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2020, WAL has the following bank subsidiary:

Bank Name	Headquarters	Location Cities	Total Assets	Net Loans	Deposits
			(in millions)
Western Alliance Bank	Phoenix, Arizona	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$36,574.8	$26,774.1	$32,189.9
		Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
		California: Beverly Hills, Carlsbad, Costa Mesa, La Mesa, Los Angeles, Menlo Park, Oakland, Pleasanton, San Diego, San Francisco, and San Jose
		Other: Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Denver, Colorado; Durham, North Carolina; Minneapolis, Minnesota; Tysons Corner, Virginia; and Seattle, Washington
WAB also has the following significant wholly-owned subsidiaries:
•Western Alliance Business Trust holds certain investment securities, municipal and non-profit loans, and leases.
•WA PWI holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.
•BW Real Estate, Inc. operates as a real estate investment trust and holds certain real estate loans and related securities.
•Helios Prime, Inc. holds certain equity interests in renewable energy tax credit transactions.
Market Segments
The Company has made changes to its reportable segments, which have been reflected in the Company's operating segment results as of and for the year ended December 31, 2020. The Company's reportable segments are aggregated with a focus on products and services offered and consist of three reportable segments:
•Commercial segment: provides commercial banking and treasury management products and services to small and middle-market businesses, specialized banking services to sophisticated commercial institutions and investors within niche industries, as well as financial services to the real estate industry.
•Consumer Related segment: offers both commercial banking services to enterprises in consumer-related sectors and consumer banking services, such as residential mortgage banking.
•Corporate & Other segment: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.

Loan and deposit accounts are typically assigned directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
Net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segments to the extent that the amounts are directly attributable to those segments. Net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. Net income amounts for each reportable segment are further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, number of transactions processed for loans and deposits, and average loan and deposit balances. Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.
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
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner occupants are a significant portion of the Company's loan portfolio. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. As of December 31, 2020 and 2019, 28% and 31% of the Company's CRE loans were owner occupied. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
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

At December 31, 2020, the Company's loan portfolio totaled $27.1 billion, or approximately 74% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio as of the periods presented:

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in millions)

Commercial and industrial	$14,324.4	52.9%	$9,382.0	44.5%
Commercial real estate - non-owner occupied	5,654.7	20.9	5,245.6	24.8
Commercial real estate - owner occupied	2,156.8	8.0	2,316.9	11.0
Construction and land development	2,431.3	9.0	1,952.2	9.2
Residential real estate	2,434.6	9.0	2,147.7	10.2
Consumer	51.2	0.2	57.1	0.3
Loans, net of deferred loan fees and costs	$27,053.0	100.0%	$21,101.5	100.0%
Allowance for credit losses	(278.9)		(167.8)
Total loans HFI	$26,774.1		$20,933.7
For additional information concerning loans, see "Note 3. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans" in Item 7 of this Form 10-K.
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
Loan Approval Procedures and Authority
The Company's loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:
•Individual Credit Authorities. The credit approval levels for individual divisional and senior credit officers are set by policy and certain credit administration officers' approval authorities are established on a delegated basis.
•Management Loan Committees. Credits in excess of individual divisional or senior credit officer approval authority are submitted to the appropriate divisional or NBL loan committee. The divisional committees consist of members of the Bank's senior management team of each division and the NBL loan committees consist of the Bank's divisional or senior credit officers.
•Credit Administration. Credits in excess of the divisional or NBL loan committee approval authority require the additional approval of the Bank's CCO and any credits in excess of the CCO's individual approval authority are submitted to the WAB SLC. In addition, the SLC reviews all other loan approvals to any one new borrower in excess of established thresholds. The SLC is chaired by the WAB CCO and includes the Company’s CEO.
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

Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits, which are based on commitment amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2020:

	Percent of Total Capital
	Policy Limit	Actual
CRE	325%	202%
Commercial and industrial	400	370
Construction and land development	85	63
Residential real estate	150	63
Consumer	5	1
Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered satisfactory "pass" ratings. The other four "non-pass" grades range from a “Special mention” category to a “Loss” category and are consistent with the grading systems used by federal banking regulators. All loans are assigned a credit risk grade at the time they are made and formally reviewed on a quarterly basis as part of the Company's loan grade certification process to determine whether a change in the credit risk grade is warranted. In addition, the grading of the Company's loan portfolio is reviewed on a regular basis by its internal Loan Review Department.
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
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines that ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent impaired loans every 12 months. The total net realized and unrealized gains and losses of repossessed and other assets was not significant during each of the years ended December 31, 2020, 2019, and 2018. However, losses may be experienced in future periods.
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

The following describes the potential and actual problem assets using the Company's internal loan grading system definitions:
•"Special Mention" (Grade 6): Generally these are assets that possess potential weaknesses that warrant management's close attention. These loans may involve borrowers with adverse financial trends, higher debt to equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be non-compliance with financial covenants.
•“Substandard” (Grade 7): These assets are characterized by well-defined credit weaknesses and carry the distinct possibility that the Company will sustain some loss if such weakness or deficiency is not corrected. All loans 90 days or more past due and all loans on non-accrual status are considered at least "Substandard," unless extraordinary circumstances would suggest otherwise.
•“Doubtful” (Grade 8): These assets have all the weaknesses inherent in those classified as "Substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, but because of certain known factors which may work to the advantage and strengthening of the asset (for example, capital injection, perfecting liens on additional collateral and refinancing plans), classification as an estimated loss is deferred until a more precise status may be determined.
•“Loss” (Grade 9): These assets are considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.
Allowance for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and, upon the adoption of CECL, includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios as well as off-balance sheet credit exposures. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses on funded loans and investment securities are presented as a reduction to the respective asset balance on the Consolidated Balance Sheet. The allowance for credit losses on unfunded loan commitments is classified in other liabilities on the Consolidated Balance Sheet. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” in Item 7 of this Form 10-K.
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

The Company's investment policy limits new securities purchases to certain eligible investment types and, in the aggregate, are further subject to the following quantitative limits of the Bank:

Securities Category	Basis Limit	Percentage or Dollar Limit
Preferred stock	Common equity tier 1	10.0%
Tax-exempt municipal securities	Total assets	5.0%
Tax-exempt low income housing development bonds	Total capital	30.0%
Investment grade corporate bond mutual funds	Tier 1 capital	5.0%
Corporate debt holdings	Total assets	2.5%
Commercial mortgage-backed securities	Aggregate purchases	$50.0 million
Collateralized loan obligations	Aggregate purchases	$500.0 million
The Company's policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
As of December 31, 2020, the Company's investment securities portfolio includes debt and equity securities. Debt securities are classified as AFS or HTM pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. Equity securities are reported at fair value in accordance with Topic 321, Equity Securities. For further discussion of significant accounting policies related to the Company's investment securities portfolio refer to "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K.
As of December 31, 2020, the Company's investment securities portfolio totals $5.4 billion, representing approximately 15% of the Company's total assets, with the majority of the portfolio invested in AAA/AA+ rated securities. The average duration of the Company's investment securities is 6.4 years as of December 31, 2020.
The following table summarizes the carrying value of investment securities as of December 31, 2020 and 2019:

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in millions)
Available-for-sale debt securities
CDO	$6.9	0.1%	$10.1	0.3%
CLO	146.9	2.7	—	—
Commercial MBS issued by GSEs	84.6	1.5	94.3	2.4
Corporate debt securities	270.2	5.0	99.9	2.5
Municipal (taxable) securities	22.5	0.4	7.8	0.2
Private label residential MBS	1,476.9	27.1	1,129.2	28.4
Residential MBS issued by GSEs	1,486.6	27.3	1,412.1	35.6
Tax-exempt	1,756.2	32.3	1,040.0	26.2
Trust preferred securities	26.5	0.5	27.0	0.7
U.S. government sponsored agency securities	—	—	10.0	0.2
U.S. treasury securities	—	—	1.0	0.0
Total debt securities	$5,277.3	96.9%	$3,831.4	96.5%

Equity securities
CRA investments	$53.4	1.0%	$52.5	1.3%
Preferred stock	113.9	2.1	86.2	2.2
Total equity securities	$167.3	3.1%	$138.7	3.5%

Total investment securities	$5,444.6	100.0%	$3,970.1	100.0%
As of December 31, 2020 and 2019, the Company had investments in BOLI of $176.3 million and $174.0 million, respectively. BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.

Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2020, the deposit portfolio was comprised of 42% non-interest-bearing deposits and 58% interest-bearing deposits.
The competition for deposits in the Company's markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including its:
•knowledgeable and empowered bankers committed to providing personalized and responsive service that translates into long lasting relationships;
•broad selection of cash management services offered; and
•incentives to employees for business development and retention.
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, competitiveness of the Company's offered rates, perceived stability of financial institutions, and competition. In order to attract and retain deposits, the Company relies on providing quality service and introducing new products and services that meet the needs of its customers.
The Bank's deposit rates are determined through an internal oversight process under the direction of its ALCO. The Bank considers a number of factors when determining deposit rates, including:
•current and projected national and local economic conditions and the outlook for interest rates;
•local competition;
•loan and deposit positions and forecasts, including any concentrations in either; and
•rates charged on FHLB advances and other funding sources.
The following table shows the Company's deposit composition:

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(in millions)
Non-interest-bearing demand deposits	$13,463.3	42.2%	$8,537.9	37.4%
Interest-bearing transaction accounts	4,396.4	13.8	2,760.9	12.1
Savings and money market accounts	12,413.4	38.9	9,120.8	40.0
Time certificates of deposit ($250,000 or more)	602.0	1.9	1,426.1	6.3
Other time deposits	1,055.4	3.2	950.8	4.2
Total deposits	$31,930.5	100.0%	$22,796.5	100.0%
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

Customer, Product, and Geographic Concentrations
Approximately 38% and 45% of the Company's loan portfolio at December 31, 2020 and 2019, respectively, was represented by CRE and construction and land development loans. The Company’s business is concentrated primarily in the Phoenix, Las Vegas, Los Angeles, Reno, San Francisco, San Jose, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies.
Although commercial and industrial loans make up approximately 53% and 44% of the Company's loan portfolio as of December 31, 2020 and 2019, respectively, the Company does not consider this to be a significant concentration risk as these loans are well diversified in terms of customers and product offerings.
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
Human Capital Resources
The Company’s culture is defined by its corporate values of integrity, creativity, teamwork, passion and excellence. People are the foundation of the Company and the Company invests in their success. Our people are committed to our clients’ success and, by putting clients first, we create strong shareholder performance. This leads to tremendous possibilities to fuel client growth and support the Company’s communities, and in turn provide expanding opportunities to attract and retain its people.
As of December 31, 2020, the Company employed 1,915 full-time equivalent employees in its branches and loan production offices across the United States, an increase of 4.4% from December 31, 2019 due to the Company’s growth. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.
Diversity and Inclusion
The Company is committed to improving workforce diversity at all levels of the organization. In 2020, the Company made progress towards enhancing its ability to attract and retain a diverse population of employees. The Company began building relationships with community and educational institutions to strengthen its pipelines of talent in underrepresented communities. The Company has established an executive-led Diversity & Inclusion Opportunity Council, which guides and sponsors initiatives, sets goals designed to increase diversity of thought and access to leadership, evaluates organizational and best practice D&I strategies, and creates subcommittees to activate goals. One aspect of this work is the active support of Business Resource Groups. Among the groups’ activities are opportunities to engage in programs, network with peers, and connect with Bank leadership. Overall, the Opportunity Council is focused on accelerating D&I activities and results.
The Company employs a diverse population that is a reflection of its communities, with 38% of its employees belonging to a minority group. Nearly 58% of its employees are women, with women filling 50% of roles that involve supervising and managing other employees. The Company is committed to increasing the share of women and minority groups in the ranks of its senior leadership.

Recruiting, Retention, and Talent Development
The Company recognizes that its success is highly dependent on its ability to attract, retain and develop employees. To foster this development, the Company has created two early talent identification programs, a college internship program and Commercial Banking Development Program, each of which enhance management’s ability to hire outstanding people. Campus recruitment initiatives and partnerships also fuel the Company’s pipeline of talent. Within the internship program, college students and recent graduates are paired with leaders across the Company to create a valuable, immersive experience, with an objective of retaining the most promising interns and eventually bringing this talent into the Bank through the CBDP or other appropriate positions. The CBDP is an 18-month, on-the-job development program to train successful credit analysts that offers progressive assignments, mentoring, opportunities to learn the business and various aspects of leadership, with the objective of growing these individuals into future leaders of the Company. Additionally, the Company is expanding its sales training and mentoring efforts to foster internal development within its commercial lending teams.
As a growing company, recruiting new talent to the organization is key to the Company’s success and part of that objective includes building a diverse workforce that is representative of the communities that the Company serves. The Company has made a commitment to growing the share of its employee population from diverse communities and has experienced some success in recent years, although the Company believes there is still an opportunity for additional advancement in this area. For example, through focused recruiting efforts, the Company was able to increase the share of 2020 hires who are Black or African American to 7.6%, higher than the Company's current Black or African American employee population of 5.8%.
Retaining employees who have been key contributors to the Company's success story remains an important objective. The Company has achieved a multi-year decline in its turnover rate, falling to 12.5% for 2020, down 2.1% year-over-year, and down nearly 7% from 2017. An internal review of turnover rates of various employee categories, including ethnicity, gender, and age, reveals that turnover occurs at roughly the same rate as the group’s total representation. For example, White employees represent 62% of the Company's employee population and account for 61% of the Company's turnover. Similarly, Millennials and women represent 31% and 57% of the Company's employee population, respectively, and account for 31% and 51% of the turnover, respectively. The Company's turnover rate is highest among employees from the Builders (born 1900 to 1945) and Baby Boomers (born 1946 to 1964) generations as they reach retirement age in greater numbers.
The Company also offers a variety of resources to help its employees grow in their current roles and build new skills, including online development programs and workshops, mentoring programs, and internal webinars that feature speakers from across the Company, sharing information about their business line, division, or functional area. The Company encourages its employees to take an active role in their career and through the annual performance management process, employees are able to identify individual development goals and create an action plan to achieve these goals.
With the understanding that bias is a larger societal issue, the Company offers training to create awareness and understanding of everyday biases and micro-behaviors, and helps individuals to implement solutions to create a more inclusive workplace. This training is required for all employees and additional, focused trainings are required for all managers, including one specifically promoting inclusion.
Compensation and Benefits
The Company’s compensation and benefits programs are designed to attract, retain, motivate, and reward employees to deliver strong performance and excellence. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and life insurance benefits, health savings and flexible spending accounts, paid time off, various time off benefits for new parents, sick leave, company-paid short-term and long-term disability benefits, an employee assistance program, benefits concierge service, wellness program and premium credit opportunity, as well as company-sponsored voluntary benefit programs for ID theft protection, pet insurance, and supplemental income programs for accident, illness, and hospitalization. Throughout the organization, 99% of employees participate in the annual bonus plan and everyone, except for executive management, is eligible to receive business incentives.
Health and Wellness
The Company is committed to supporting the wellness of its people, to enable their personal and professional productivity, improve physical and mental well-being, and provide support for optimal health at work and at home. To support these efforts, the Company has established Wellness Committees to engage its people in well-being initiatives that provide opportunities for employees to develop healthier lifestyles by promoting habits and attitudes that support wellness.
Throughout the ongoing COVID-19 pandemic, the Company's focus has been on the well-being of its people. These health measures are discussed in Item 7 of this Form 10-K, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments: COVID-19 and the CARES Act."

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

Item 1A.Risk Factors.
Investing in the Company’s common stock involves various risks, many of which are specific to the Company’s business. The discussion below addresses the material risks and uncertainties, of which the Company is currently aware, that could have a material adverse effect on the Company’s business, results of operations, and financial condition. Other risks that the Company does not know about now, or that the Company does not currently believe are material, could negatively impact the Company’s business or the trading price of the Company’s securities. See additional discussions about credit, interest rate, market, and litigation risks in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Risks Relating to the Company’s Proposed Acquisition of AmeriHome
The Company’s proposed acquisition of AmeriHome is subject to regulatory approvals and other closing conditions and may be more difficult, costly or time-consuming to complete than the Company expects.
On February 16, 2021, WAB entered into an Agreement to acquire the parent company of AmeriHome Mortgage Company, LLC (“AmeriHome”) in a merger with an indirect subsidiary of WAB for cash consideration (the “Merger”). If completed, the Merger will extend WAB’s national commercial businesses with a complementary national mortgage franchise. However, the completion of the Merger is subject to customary closing conditions, including certain state regulatory and government-sponsored enterprise approvals and expiration or early termination of the applicable waiting period under federal antitrust law. While the Company anticipates that the Merger will be completed in the second quarter of 2021, there can be no assurance that the required regulatory and other approvals necessary to complete the Merger will be obtained, or whether all of the other conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. Any delays, additional costs, or other unexpected developments with respect to satisfaction of the closing conditions could delay or prevent the completion of the Merger. As a result, the Company may not realize some or all of the benefits that it expects to achieve if the Merger is successfully completed within its expected time frame, which may adversely impact the Company’s results of operations.
If the Merger is completed, the addition of AmeriHome’s national mortgage franchise would present risks that could cause the Company to not realize the strategic and financial goals contemplated at the time it entered into the agreement to acquire AmeriHome or otherwise adversely affect the Company’s results of operations.

Risks the Company may face if the Merger is completed include:
•Management’s estimates regarding AmeriHome’s future earnings potential may not be achievable, because AmeriHome’s performance could be adversely impacted by a rising rate environment, changes in the mix of purchase versus refinancing volumes, or other factors not known or anticipated by the Company;
•The integration of AmeriHome into WAB may be more costly or time-consuming than expected despite the fact that AmeriHome will continue to operate under its existing brand and management team;
•The Company may not realize the benefits it expects to achieve from the Merger such as those anticipated from funding, cross-selling, and other integration synergies;
•The Company will become subject to increased compliance costs and risks with respect to aspects of AmeriHome’s business that differ from or are larger in scope than WAB’s current similar operations, including:
◦The need to maintain various state licenses and federal and government-sponsored agency approvals required to conduct AmeriHome’s business, and the risk of adverse consequences resulting from periodic examinations by such state and federal agencies or from changes in laws or regulations that may be promulgated in the future;
◦Increased compliance risk and cost associated with federal, state and local laws, regulations and judicial and administrative decisions relating to mortgage loans and consumer protection, including those designed to discourage predatory lending, collections and servicing practices with respect to mortgage loans; and
◦Increased compliance risk and costs associated with federal, state and local laws related to data privacy and the handling of non-public personal financial information of AmeriHome’s customers, including the California Consumer Protection Act and similar regulations that have been or may be enacted by other states;
•The Company may have difficulties retaining key personnel from AmeriHome or managing AmeriHome’s technology platform;
•The Company’s operating results may be adversely impacted by claims or liabilities related to AmeriHome’s business including, among others, (i) claims from government agencies, current or former customers or employees, consumers, financing providers, vendors and other business partners or third parties; (ii) repurchase and indemnification obligations with respect to sold loans or any failure to be able to enforce repurchase and indemnification obligations of counterparties with respect to purchased loans; and (iii) counterparty and interest rate risk with respect to derivative and hedging instruments;
•AmeriHome’s business may be further affected by the continuation or worsening of the COVID-19 pandemic; and
•AmeriHome’s business may be adversely impacted by changes in the competitive or regulatory landscape.
Risks Relating to the Company's Business
The COVID-19 pandemic and resulting adverse economic conditions have adversely impacted the Company's business and results and could have a more material adverse impact on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. Although the Company has continued operating, the COVID-19 pandemic has caused disruptions to its business and could cause material disruptions to the Company's business and operations in the future. Impacts to the Company's business have included the transition of a significant portion of its workforce to home locations, increases in costs due to additional health and safety precautions implemented at branches, and an increase in draws on unfunded loan commitments and requests for forbearance and loan modifications at the onset of the pandemic. To the extent that commercial and social restrictions remain in place or increase, the Company's expenses, delinquencies, foreclosures and credit losses may materially increase. In addition, the unprecedented nature of COVID-19 related disruptions heighten the inherent uncertainty of forecasting future economic conditions and their impact on the Company's loan portfolio, and therefore increases the risk that the assumptions, judgments and estimates used to determine the appropriate allowance for future credit losses may prove to be incorrect, resulting in actual credit losses that exceed the Company’s recorded allowance.
The Company is continuing to monitor the COVID-19 pandemic, its economic impact and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact. Among the factors outside the Company's control that are likely to affect the impact the COVID-19 pandemic will ultimately have on the Company's business are:
•the pandemic’s course and severity, including the impact related to the distribution and effectiveness of the COVID-19 vaccines and the willingness of the public to be vaccinated;
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
•the potential long-term impact on the tourism and hospitality industries, which could affect the Company's hotel franchise finance business and portfolio;
•the long-term effect of the economic downturn on the Company's intangible assets such as its deferred tax asset and goodwill;
•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
•the ability of the Company's employees and third-party vendors to work effectively during the course of the pandemic;
•potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
•geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which the Company operates physically such as Arizona, California and Nevada.
If the COVID-19 pandemic results in a continuation or worsening of current economic conditions and commercial environments, our business, financial condition and results of operations could be materially adversely affected. Additional potential effects related to the COVID-19 pandemic are discussed in the other risk factors contained in this report.

The Company’s financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.
The Company’s financial performance is highly dependent upon the business environment in the markets where the Company operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, government shutdowns, the imposition of tariffs on trade, natural disasters, the emergence of widespread health emergencies or pandemics, terrorist attacks, acts of war, or a combination of these or other factors. The ongoing COVID-19 pandemic has caused significant disruption in the U.S. economy and financial markets, including in Arizona, where we are headquartered, and California and Nevada, where we have significant operations.
The specific impact on the Company of unfavorable or uncertain economic or market conditions is difficult to predict, could be long or short term, and may be indirect, such as disruptions in our customers' supply chain or a reduction in the demand for their products or services. A worsening of business and economic conditions generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:
•a decrease in deposit balances or the demand for loans and other products and services the Company offers;
•an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs, and provisions for credit losses;
•a decrease in the value of loans and other assets or in the value of collateral;
•a decrease in net interest income from the Company’s lending and deposit gathering activities;
•an impairment of certain intangible assets such as goodwill; and
•an increase in competition resulting from increasing consolidation within the financial services industry.
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
It is possible that the business environment in the U.S. will continue to be challenging or experience additional volatility in the future. There can be no assurance that such conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, results of operations, and financial condition.
The Company is a participating lender in the PPP and may be exposed to risks related to noncompliance with the program.
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
Recent changes to the FASB accounting standards resulted in a significant change to the Company’s recognition of credit losses and may continue to materially impact the Company’s financial condition or results of operations.
The incurred loss model for recognizing credit losses was replaced with an expected loss model referred to as CECL, which became effective on January 1, 2020. Under the incurred loss model, the Company delayed recognition of losses until it was probable that a loss had been incurred. The CECL model represents a dramatic departure from the incurred loss model.  The CECL model requires the Company to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. Additionally, the measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on current conditions, information about past events, including historical experience, and reasonable and supportable forecasts that impact the collectability of the reported amount. The CECL model also applies to off-balance sheet credit exposures, such as unfunded loan commitments and standby letters of credit, and requires that the estimate of credit losses consider both the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded. The CECL model materially impacted how the Company determines its ACL and the Company’s ACL may experience more fluctuations under the CECL model, which may result in significant volatility in the provision for credit losses and, therefore, earnings.
The worsening of forecasted economic conditions from December 31, 2019 through much of 2020 attributable to the COVID-19 pandemic contributed to the $123.6 million provision for credit losses recognized during the year ended December 31, 2020, under the new CECL accounting standard. While the Company has not to date experienced significant writeoffs related to the COVID-19 pandemic, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions continue to worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future.
Due to the inherent risk associated with accounting estimates, the Company’s allowance for credit losses may be insufficient, which could require the Company to raise additional capital or otherwise adversely affect the Company’s financial condition and results of operations.
Credit losses are inherent in the business of making loans. Management makes various assumptions and judgments about the collectability of the Company’s consolidated loan portfolio and maintains an allowance for estimated credit losses based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, loan underwriting policies, historical loan loss experience, and reasonable and supportable forecasts. In addition, the Company individually evaluates all loans identified as problem loans and establishes an allowance based upon its estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses recorded through the Company’s provision for credit losses decrease the Company’s net income. If such assumptions and judgments are incorrect, the Company’s actual credit losses may exceed the Company’s allowance for credit losses.

At December 31, 2020, the Company's allowance for credit losses and loss contingency on unfunded loan commitments and letters of credit is $278.9 million and $37.0 million, respectively. Deterioration in the real estate market or general economic conditions could affect the ability of the Company’s loan customers to service their debt, which could result in additional loan provisions and increases in the Company’s allowance for credit losses. In addition, the Company may be required to record additional loan provisions or increase the Company’s allowance for credit losses based on new information regarding existing loans, input from regulators in connection with their review of the Company’s allowance, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, changes in economic outlook, and other factors, both within and outside of the Company’s management’s control. Moreover, because future events are uncertain and because the Company may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
The Company is subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining the Company’s effective tax rate and in evaluating its tax positions. Changes in tax laws, changes in interpretations, guidance or regulations that may be promulgated, or challenges to judgments or actions that the Company may take with respect to tax laws could negatively impact the Company's business. In addition, the Company’s determination of its tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect the Company’s effective tax rate, tax payments or financial condition.
Because of the geographic concentration of the Company’s assets, changes in local economic conditions could adversely affect the Company’s business and results of operations.
The Company’s business is primarily concentrated in selected markets in Arizona, California, and Nevada. As a result of this geographic concentration, the Company’s financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in these markets could result in one or more of the following: an increase in loan delinquencies and charge-offs; an increase in problem assets and foreclosures; a decrease in the demand for the Company’s products and services; or a decrease in the value of collateral for loans, especially real estate. Like the rest of the United States, economic conditions in these states have been adversely affected by the COVID-19 pandemic, and there can be no assurance as to if or when such conditions will improve or that such conditions will not worsen.
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
The banking business in the Company’s primary market areas is very competitive, and the level of competition facing the Company may increase further, which may limit its asset growth and financial results. In particular, the Company's predominate source of revenue is net interest income. Therefore, if the Company is unable to compete effectively, including sustaining loan and deposit growth at its historical levels, its business and results of operations may be adversely affected.

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
As of December 31, 2020, the Company has five borrowings from the FHLB of San Francisco or the FRB. However, in the past, the Company has utilized borrowings from the FHLB of San Francisco and the FRB to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of its collateral pledged to these entities. These lenders could reduce the Company’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.
The Company is exposed to risk of environmental liabilities with respect to properties to which the Company obtains title.
Approximately 47% of the Company’s loan portfolio at December 31, 2020 was secured by real estate. In the course of the Company’s business, the Company may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect the Company’s business and prospects.
Risks Related to the Company's Operations, Technology, and Personnel
The Company's business may be adversely affected by fraud.
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
The Company’s operations rely on the secure processing, storage, and transmission of confidential and other information. As a result of the COVID-19 pandemic, the number of our employees working remotely at least some of the time has increased substantially. Although the Company takes numerous protective measures to maintain the confidentiality, integrity, and availability of the Company’s and its customers’ information across all geographies and product lines, and endeavors to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, the Company’s computer systems, software, and networks and those of the Company’s customers and third-party vendors may be vulnerable to unauthorized payments and account access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses to the Company and/or its customers. These threats may originate externally from increasingly sophisticated third parties, including foreign governments, organized criminal groups, and other hackers, or from outsourced or infrastructure-support providers and application developers, or the threats may originate from within the Company’s organization.
The Company also faces the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate the Company’s business activities, including vendors, exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, the Company’s operational systems, data or infrastructure. In addition, the Company may be at risk of an operational failure with respect to its customers’ systems. The Company’s risk and exposure to these matters remains heightened because of, among other things, the ongoing COVID-19 pandemic, the evolving nature of these threats, the outsourcing of many of the Company’s business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.
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
The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, poor performance by a vendor, or service issues caused by the effects of COVID-19 or a similar pandemic on a vendor could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third-party vendors also could create significant delays and expense. Any of these things could adversely affect the Company’s business and financial performance.
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
The Company continually evaluates expansion through acquisitions of banks and other financial assets and businesses. Like previous acquisitions by the Company, any future acquisitions will be accompanied by risks commonly encountered in such transactions, including, among other things:
•time and expense incurred while identifying, evaluating and negotiating potential acquisitions and transactions;
•difficulty in accurately estimating the value of target companies or assets and in evaluating target companies' or assets’ credit, operations, management, and market risks;
•potential payment of a premium over book and market values that may cause dilution of the Company’s tangible book value or earnings per share;
•exposure to unknown or contingent liabilities of the target company;
•potential exposure to asset quality issues of the target company;
•difficulty of integrating the operations and personnel;
•potential disruption of the Company’s ongoing business;
•failure to retain key personnel at the acquired business;
•inability of the Company’s management to maximize its financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into the Company’s product offerings and control systems; and
•failure to realize any expected revenue increases, cost savings, and other projected benefits from an acquisition.
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
Further, as it relates to the pandemic, the Company has taken and is continuing to take actions to protect the safety and well-being of its employees and customers, however, no assurance can be given that the steps being taken will be adequate or appropriate. The continued or renewed spread of COVID-19 or a similar pandemic could negatively impact the availability of key personnel necessary to conduct the Company's business. A sizable percentage of the Company's workforce has returned to working in its office buildings, and it is possible that one or more members of senior management or other key employees contracts the virus and is unable to perform their essential duties.
The Company could be harmed if its succession planning is inadequate to mitigate the loss of key members of its senior management team.
The Company believes that its senior management team, including, but not limited to, Robert Sarver, its Executive Chairman and Kenneth Vecchione, its CEO, have contributed greatly to its performance. In addition, the Company from time to time experiences retirements and other changes to its senior management team. The Company's future performance depends on a smooth transition of its senior management, including finding and training highly qualified replacements who are properly equipped to lead the Company. The Company has adopted retention strategies, including equity awards, from which its senior management team benefits in order to achieve its goals. However, the Company cannot assure its succession planning and retention strategies will be effective and the loss of senior management could have an adverse effect on the Company’s business.

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

Risks Related to Banking, Markets, and Legal Matters
The Company operates in a highly regulated environment and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation, and accounting principles, or changes in them, or the Company’s failure to comply with them, may adversely affect the Company.
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
State and federal banking agencies, including the FRB, FDIC, and CFPB, periodically conduct examinations of the Company’s business, including for compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, federal banking agencies may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, and to assess civil monetary penalties against the Company and/or officers or directors, and to remove officers and directors. If the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, it may terminate WAB’s deposit insurance. Under Arizona law, the state banking supervisory authority has many of the same enforcement powers with respect to its state-chartered banks. Finally, the CFPB has the authority to examine the Company and has authority to take enforcement actions, including the issuance of cease-and-desist orders or civil monetary penalties against the Company if it finds that the Company offers consumer financial products and services in violation of federal consumer financial protection laws or in an unfair, deceptive, or abusive manner.

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
The United Kingdom Financial Conduct Authority, the agency that regulates LIBOR, has announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. The publication cessation date of U.S. dollar LIBOR has been extended to June 30, 2023. The ARRC has proposed that the SOFR represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is not possible at this time to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The market transition away from LIBOR to an alternative reference rate, such as the SOFR, is complex and could have a range of adverse effects on our loan and lease and investment portfolios, asset-liability management, business, financial condition and results of operations. LIBOR is the reference rate for many transactions in which the Company lends and borrows money, issues, purchases and sells securities and enters into derivative contracts to manage its or its customers’ risk related to these transactions. Accordingly, management has established a LIBOR transition team to lead the Company in the execution of its project plan. Despite these efforts, the manner and impact of this transition and related developments, as well as the effect of these developments on the Company's funding costs, investment and trading securities portfolios, and business, is uncertain and could have a material adverse impact on the Company's profitability.
Changes in interest rates and increased rate competition could adversely affect the Company’s profitability, business, and prospects.
Most of the Company’s assets and liabilities are monetary in nature, which subjects the Company to significant risks from changes in interest rates and can impact the Company’s net income, the valuation of its assets and liabilities, and the Company's ability to effectively manage its interest rate risk.
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
In addition, loan volumes are affected by market interest rates on loans. Lower interest rates are usually associated with higher loan originations, although the unfavorable economic conditions brought on by the pandemic may make it more difficult for us to maintain our loan origination volume. In falling interest rate environments, loan repayment rates will increase and, in rising interest rate environments, loan repayment rates will decline and also generally result in a lower volume of loan originations. The Company cannot guarantee that it will be able to minimize interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.
Interest rates also affect how much money the Company can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect the Company’s net interest income, asset quality, loan origination volume, business, financial condition, results of operations, and cash flows.
In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, in part as a result of the pandemic. A prolonged period of very low interest rates or an increase in interest rates that affects the Company's borrowers' ability to repay loans could reduce the Company's net interest income and have a material adverse impact on the Company's cash flows.
Risks Related to the Company's Common Stock
The price of the Company’s common stock may fluctuate significantly in the future.
The price of the Company’s common stock on the New York Stock Exchange constantly changes. The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, the price of the Company's common stock may continue to experience volatility or decline. There can be no assurances about the market price for the Company's common stock.
The Company’s stock price may fluctuate as a result of a variety of factors many of which are beyond the Company’s control. These factors include:
•actual or anticipated changes in the political climate or public policy, including international trade policy;
•sales of the Company’s equity securities;
•the Company’s financial condition, performance, creditworthiness, and prospects;
•quarterly variations in the Company’s operating results or the quality of its assets;
•operating results that vary from the expectations of management, securities analysts, and investors;
•changes in expectations as to the Company’s future financial performance;
•announcements of strategic developments, acquisitions, and other material events by the Company or its competitors;
•the operating and securities price performance of other companies that investors believe are comparable to the Company;
•the credit, mortgage, and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;
•changes in interest rates and the slope of the yield curve;
•changes in national and global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and
•the Company’s past and future dividend and share repurchase practices.
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

The Company has paid regular quarterly dividends on its common stock, subject to quarterly declarations by the BOD, since the third quarter of 2019. The Company has previously adopted common stock repurchase programs, pursuant to which the Company has repurchased shares of its outstanding common stock, the most recent of which expired in December 2020.

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
The Company may from time to time issue debt securities, borrow money through other means, or issue preferred stock. From time to time the Company borrows money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2020, the Parent had outstanding $175.0 million of 6.25% subordinated debentures with a maturity date of July 1, 2056, and WAB had outstanding $300.0 million of subordinated debentures. WAB's subordinated debentures consist of two issuances, an issuance of $75.0 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2025 and another issuance of $225.0 million aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due June 1, 2030. All of these securities or borrowings have priority over the common stock in a liquidation, which could affect the market price of the Company’s stock.
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

Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 38 domestic branch locations, which include six executive and administrative offices, of which 20 of these locations are owned and 18 are leased.  The Company also has several loan production and other offices across the United States. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada.  See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 4. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.
Item 3.Legal Proceedings
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
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2020 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At December 31, 2020, there were approximately 1,578 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
During the fourth quarter of 2020, the Company's Board of Directors approved a cash dividend of $0.25 per share. The dividend payment to shareholders totaled $25.2 million and was paid on November 27, 2020.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
October 2020	675	$41.40	—	$178,392,414
November 2020	—	—	—	178,392,414
December 2020	—	—	—	178,392,414
Total	675	$41.40	—	$178,392,414

(1)    Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company has previously adopted common stock repurchase programs, the most recent of which authorized the Company to repurchase up to $250.0 million of its common stock. The Company had $178.4 million in authorized common stock repurchase capacity that expired under the program as of December 31, 2020.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2015 and reinvestment of dividends.

Total Return Performance
Equivalent Value
250
200
150
100
Dec '15
Dec '16
Dec '17
Dec '18
Dec '19
Dec '20
Western Alliance
S&P 500 Index
KBW Regional Banking Index

Item 6.Selected Financial Data.
The following selected financial data have been derived from the Company’s statements of consolidated financial condition and results of operations, as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions)
Results of Operations:
Interest income	$1,261.8	$1,225.0	$1,033.5	$845.5	$700.5
Interest expense	94.9	184.6	117.6	60.8	43.3
Net interest income	1,166.9	1,040.4	915.9	784.7	657.2
Provision for credit losses	123.6	19.3	25.0	16.5	4.7
Net interest income after provision for credit losses	1,043.3	1,021.1	890.9	768.2	652.5
Non-interest income	70.8	65.1	43.1	45.3	42.9
Non-interest expense	491.6	482.0	423.7	361.7	334.2
Income before provision for income taxes	622.5	604.2	510.3	451.8	361.2
Income tax expense	115.9	105.0	74.5	126.3	101.4
Net income	$506.6	$499.2	$435.8	$325.5	$259.8

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in millions, except per share data)
Per Share Data:
Earnings per share - basic	$5.06	$4.86	$4.16	$3.12	$2.52
Earnings per share - diluted	5.04	4.84	4.14	3.10	2.50
Dividends paid per share	1.00	0.50	—	—	—
Book value per common share	33.85	29.42	24.90	21.14	18.00
Tangible book value per share[1]	30.90	26.54	22.07	18.31	15.17
Shares outstanding at period end	100.8	102.5	104.9	105.5	105.1
Weighted average shares outstanding - basic	100.2	102.7	104.7	104.2	103.0
Weighted average shares outstanding - diluted	100.5	103.1	105.4	105.0	103.8
Selected Balance Sheet Data:
Cash and cash equivalents	$2,671.7	$434.6	$498.6	$416.8	$284.5
Investment securities and money market investments, net	5,504.8	4,036.6	3,695.0	3,754.6	2,702.5
Loans, net of deferred loan fees and costs	27,053.0	21,123.3	17,710.6	15,093.9	13,208.4
Allowance for loan losses	278.9	167.8	152.7	140.1	124.7
Total assets	36,461.0	26,821.9	23,109.5	20,329.1	17,200.8
Total deposits	31,930.5	22,796.5	19,177.4	16,972.5	14,549.9
Other borrowings	5.0	—	491.0	390.0	80.0
Qualifying debt	548.7	393.6	360.5	376.9	367.9
Total stockholders' equity	3,413.5	3,016.7	2,613.7	2,229.7	1,891.5
Selected Other Balance Sheet Data:
Average assets	$31,373.4	$24,914.1	$21,246.3	$18,869.6	$16,134.3
Average earning assets	30,080.9	23,586.5	20,064.5	17,770.9	15,117.4
Average stockholders' equity	3,151.8	2,845.4	2,411.7	2,079.3	1,770.9
Selected Financial and Liquidity Ratios:
Return on average assets	1.61%	2.00%	2.05%	1.72%	1.61%
Return on average tangible common equity[1]	17.7	19.6	20.6	18.3	17.7
Net interest margin	3.97	4.52	4.68	4.65	4.58
Loan to deposit ratio	84.7	92.7	92.4	88.9	90.8
Capital Ratios:
Tier 1 leverage ratio	9.2%	10.6%	10.9%	10.3%	9.9%
Tier 1 capital ratio	10.2	10.9	11.1	10.8	10.5
Total capital ratio	12.5	12.8	13.2	13.3	13.2
Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.06%	0.02%	0.06%	0.01%	0.02%
Non-accrual loans to funded loans	0.43	0.27	0.16	0.29	0.31
Non-accrual loans and repossessed assets to total assets	0.32	0.26	0.20	0.36	0.51
Loans past due 90 days or more and still accruing to funded loans	—	—	0.00	0.00	0.01
Allowance for loan losses to funded loans	1.03	0.80	0.86	0.93	0.95
Allowance for loan losses to non-accrual loans	242	300	550	319	310
1 See Non-GAAP Financial Measures section beginning on page 40.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
For a comparison of the 2019 results to the 2018 results and other 2018 information not included herein, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Developments: Pending Acquisition of AmeriHome
On February 16, 2021, the Company entered into a definitive agreement with Aris Mortgage Holding Company, LLC ("Aris"), the parent company of AmeriHome Mortgage Company, LLC (“AmeriHome”), and certain other parties, pursuant to which Aris will merge with an indirect subsidiary of the Bank. Following the merger, AmeriHome will continue to use its trade name, continuing to operate as AmeriHome, a Western Alliance Bank company. Pursuant to the agreement, WAB will pay cash consideration of $275 million plus the adjusted tangible book value of Aris at closing, for an estimated aggregate cash consideration of $1.0 billion (inclusive of certain transaction expenses and management bonus payments) based on December 31, 2020 financial statements of Aris. James Furash, Chief Executive Officer of AmeriHome, and other founding management team members of AmeriHome will continue in their roles following the merger. The merger, which remains subject to required regulatory approvals, is expected to close in the second quarter of 2021.
Recent Developments: COVID-19 and the CARES Act
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Arizona, where we are headquartered, and California and Nevada, in which we have significant operations, continue to be significantly impacted by the pandemic.
The CARES Act was enacted in March 2020 and provides for approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Separately, and also in response to COVID-19, the Federal Reserve’s FOMC has set the federal funds target rate - i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis - to a historic low. In March 2020, the FOMC set the federal funds target rate at 0 to 0.25 percent.
The COVID-19 pandemic and certain provisions of the CARES Act and other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company's operations, as further discussed below.
Financial position and results of operations
The Company's financial position and results of operations as of and for the year ended December 31, 2020 have been significantly impacted by the COVID-19 pandemic. The current uncertainty in the overall economy attributable to the pandemic contributed to the $123.6 million provision for credit losses recognized during the year ended December 31, 2020, under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not to date experienced significant writeoffs related to the COVID-19 pandemic, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions continue to worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future. The Company’s interest income also may be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.

The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	December 31, 2020
	Loan Balance	Percent of Total Loan Portfolio
	(dollars in millions)
Industry (1):
Hotel	$2,163.9	8.0%
Investor dependent	1,240.5	4.6
Retail (2)	659.8	2.4
Gaming	491.4	1.8
Total	$4,555.6	16.8%
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
Lending operations and accommodations to borrowers
The Company assisted our customers with applications for resources through the PPP and approved over 4,700 applications under the original program. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers maintain their staff and payroll and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. As of December 31, 2020, the outstanding balance of loans originated under the original PPP totaled $1.5 billion.
The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses may apply for and receive PPP loans through March 31, 2021 and certain small businesses that previously received a loan under the original program may be eligible to obtain an additional loan. These loans have a five-year term and will earn interest at a rate of 1%.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers include extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of December 31, 2020, the Company has outstanding modifications meeting these conditions on loans with a net balance of $538.3 million as of December 31, 2020, of which, modifications involving loan payment deferrals total $190.0 million. Further, residential mortgage loans in forbearance have a net balance of $77.1 million as of December 31, 2020. As of January 31, 2020, the balance of loans with an outstanding loan modification was reduced to $293.0 million, with only $10.7 million involving a loan payment deferral.
The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. As of December 31, 2020, the Company has not originated a significant amount of these loans.

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
Our processes, controls and business continuity plan
The Company has focused first on ensuring the well-being of our people, customers, and communities. Preventive health measures were put in place, which included establishing social distancing precautions for all employees in the office and customers visiting branches, preventive cleaning at offices and branches, and elimination of business related travel. The Company has returned employees to the office in certain locations subject to applicable health and safety procedures in accordance with guidance from the CDC and local authorities, including regular symptom checks, requiring face cloth coverings, increasing physical space between employees, monitoring the number of employees in the workplace, and requiring employees with COVID-19 related symptoms or exposure to quarantine away from the office.
The Company has also concentrated on implementing additional business continuity measures that include establishing a cross-functional COVID-19 team, monitoring potential business interruptions, making improvements to its remote working technology, and conducting regular discussions with its technology vendors. The Company has not experienced significant disruption to its business as the Company has been able to facilitate remote work for its employees and has online tools in place for its customers. The Company believes that it is positioned to continue these business continuity measures for the foreseeable future; however, no assurances can be provided as these circumstances may change depending on the duration of the pandemic.

Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services to its business customers across the country.
Financial Results Highlights of 2020
•Net income of $506.6 million for 2020, compared to $499.2 million for 2019
•Diluted earnings per share of $5.04 for 2020, compared to $4.84 per share for 2019
•Net revenue of $1.2 billion, constituting year-over-year growth of 12.0%, or $132.2 million, compared to an increase in non-interest expenses of 2.0%, or $9.6 million
•PPNR1 increased $122.6 million to $746.1 million, compared to $623.5 million in 2019
•Income tax expense increased $10.9 million to $115.9 million, compared to $105.0 million in 2019
•Total loans of $27.1 billion, up $5.9 billion from December 31, 2019
•Total deposits of $31.9 billion, up $9.1 billion from December 31, 2019
•Stockholders' equity of $3.4 billion, an increase of $396.8 million from December 31, 2019
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.32% of total assets, from 0.26% at December 31, 2019
•Net loan charge-offs to average loans outstanding of 0.06% for 2020, compared to 0.02% for 2019
•Net interest margin of 3.97% in 2020, compared to 4.52% in 2019
•Return on average assets of 1.61% for 2020, compared to 2.00% for 2019
•Tangible common equity ratio1 of 8.6%, compared to 10.3% at December 31, 2019
•Tangible book value per share, net of tax1, of $30.90, an increase of 16.4% from $26.54 at December 31, 2019
•Efficiency ratio1 of 38.8% in 2020, compared to 42.7% in 2019
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2020.
1 See Non-GAAP Financial Measures section beginning on page 40.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2020	2019	2018
	(dollars in millions, except per share amounts)
Net income	$506.6	$499.2	$435.8
Earnings per share - basic	5.06	4.86	4.16
Earnings per share - diluted	5.04	4.84	4.14
Return on average assets	1.61%	2.00%	2.05%
Return on average tangible common equity[1]	17.7	19.6	20.6
Net interest margin	3.97	4.52	4.68
Efficiency ratio[1]	38.8	42.7	43.1

	December 31,
	2020	2019
	(in millions)
Total assets	$36,461.0	$26,821.9
Total loans, net of deferred loan fees and costs	27,053.0	21,123.3
Securities and money market investments	5,444.6	3,970.1
Total deposits	31,930.5	22,796.5
Other borrowings	5.0	—
Qualifying debt	548.7	393.6
Stockholders' equity	3,413.5	3,016.7
Tangible common equity, net of tax[1]	3,116.6	2,721.0
1 See Non-GAAP Financial Measures section beginning on page 40.
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

	At or for the Year Ended December 31,
	2020	2019	2018
	(dollars in millions)
Nonaccrual loans	$115.2	$56.0	$27.7
Repossessed assets	1.4	13.9	17.9
Non-performing assets	149.8	98.2	82.7
Loans past due 90 days and still accruing	—	—	0.6
Nonaccrual loans to funded loans	0.43%	0.27%	0.16%
Nonaccrual and repossessed assets to total assets	0.32	0.26	0.20
Loans past due 90 days and still accruing to funded loans	—	—	0.00
Allowance for loan losses to funded loans	1.03	0.80	0.86
Allowance for loan losses to nonaccrual loans	242	300	550
Net charge-offs to average loans outstanding	0.06	0.02	0.06

Asset and Liability Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $36.5 billion at December 31, 2020 from $26.8 billion at December 31, 2019. The increase in total assets of $9.6 billion, or 35.9%, relates primarily to loan growth. Total loans increased by $5.9 billion, or 28.1%, to $27.1 billion as of December 31, 2020, compared to $21.1 billion as of December 31, 2019. The increase in loans from December 31, 2019, which includes $1.5 billion in PPP loans, was driven by commercial and industrial loans of $4.9 billion, with smaller increases in construction and land development, CRE, non-owner occupied, and residential real estate loans of $479.2 million, $409.1 million, and $286.9 million, respectively. These increases were partially offset by a decrease in CRE, owner occupied loans of $160.1 million.
Total deposits increased $9.1 billion, or 40.1%, to $31.9 billion as of December 31, 2020 from $22.8 billion as of December 31, 2019. The increase in deposits from December 31, 2019 was driven by an increase of $4.9 billion in non-interest bearing demand deposits, $3.3 billion in savings and money market accounts, and interest bearing demand deposits of $1.6 billion. These increases were offset in part by a decrease in certificates of deposit of $719.5 million.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,261.8	$1,225.0	$36.8
Interest expense	94.9	184.6	(89.7)
Net interest income	1,166.9	1,040.4	126.5
Provision for credit losses	123.6	19.3	104.3
Net interest income after provision for credit losses	1,043.3	1,021.1	22.2
Non-interest income	70.8	65.1	5.7
Non-interest expense	491.6	482.0	9.6
Income before provision for income taxes	622.5	604.2	18.3
Income tax expense	115.9	105.0	10.9
Net income	$506.6	$499.2	$7.4
Earnings per share - basic	$5.06	$4.86	$0.20
Earnings per share - diluted	$5.04	$4.84	$0.20

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
The following table shows the components of PPNR for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net interest income	$1,166.9	$1,040.4	$915.9
Total non-interest income	70.8	65.1	43.1
Net revenue	$1,237.7	$1,105.5	$959.0
Total non-interest expense	491.6	482.0	423.7
Pre-provision net revenue	$746.1	$623.5	$535.3
Less:
Provision for credit losses	123.6	19.3	25.0
Income tax expense	115.9	105.0	74.5
Net income	$506.6	$499.2	$435.8

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

	December 31
	2020	2019
	(dollars and shares in millions)
Total stockholders' equity	$3,413.5	$3,016.7
Less: goodwill and intangible assets	298.5	297.6
Total tangible stockholders' equity	3,115.0	2,719.1
Plus: deferred tax - attributed to intangible assets	1.6	1.9
Total tangible common equity, net of tax	$3,116.6	$2,721.0

Total assets	$36,461.0	$26,821.9
Less: goodwill and intangible assets, net	298.5	297.6
Tangible assets	36,162.5	26,524.3
Plus: deferred tax - attributed to intangible assets	1.6	1.9
Total tangible assets, net of tax	$36,164.1	$26,526.2

Tangible common equity ratio	8.6%	10.3%
Common shares outstanding	100.8	102.5
Book value per share	$33.85	$29.42
Tangible book value per share, net of tax	30.90	26.54
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2020	2019	2018
	(dollars in millions)
Total non-interest expense	$491.6	$482.0	$423.7
Divided by:
Total net interest income	1,166.9	1,040.4	915.9
Plus:
Tax equivalent interest adjustment	28.4	25.1	23.8
Total non-interest income	70.8	65.1	43.1
	$1,266.1	$1,130.6	$982.8
Efficiency ratio - tax equivalent basis	38.8%	42.7%	43.1%

Regulatory Capital
The following table presents certain financial measures related to regulatory capital under Basel III, which includes common equity tier 1 and total capital. The FRB and other banking regulators use CET1 and total capital as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. Specifically, the total capital ratio takes into consideration the risk levels of assets and off-balance sheet financial instruments. In addition, management believes that the classified assets to CET1 plus allowance measure is an important regulatory metric for assessing asset quality.
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of December 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	December 31,
	2020	2019
	(dollars in millions)
Common equity tier 1:
Common equity	$3,465.9	$3,016.7
Less:
Non-qualifying goodwill and intangibles	296.9	295.6
Disallowed deferred tax asset	—	2.2
AOCI related adjustments	91.8	21.4
Unrealized gain on changes in fair value liabilities	0.5	3.6
Common equity tier 1	$3,076.7	$2,693.9
Divided by: Risk-weighted assets	$31,015.4	$25,390.1
Common equity tier 1 ratio	9.9%	10.6%

Common equity tier 1	$3,076.7	$2,693.9
Plus: Trust preferred securities	81.5	81.5
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$3,158.2	$2,775.4
Divided by: Tangible average assets	$34,349.3	$26,110.3
Tier 1 leverage ratio	9.2%	10.6%

Total capital:
Tier 1 capital	$3,158.2	$2,775.4
Plus:
Subordinated debt	454.8	305.7
Adjusted allowances for credit losses	259.0	176.8
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$713.8	$482.5

Total capital	$3,872.0	$3,257.9
Total capital ratio	12.5%	12.8%

Classified assets to tier 1 capital plus allowance:
Classified assets	$223.7	$171.2
Divided by: Tier 1 capital	3,158.2	2,775.4
Plus: Adjusted allowances for credit losses	259.0	176.8
Total Tier 1 capital plus adjusted allowances for credit losses	$3,417.2	$2,952.2
Classified assets to tier 1 capital plus allowance	6.5%	5.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2020			2019
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans:
Commercial and industrial	$12,032.1	$549.6	4.67%	$8,200.5	$461.9	5.78%
CRE - non-owner occupied	5,370.1	262.9	4.91	4,629.6	270.3	5.85
CRE - owner occupied	2,244.6	109.8	5.00	2,284.7	120.6	5.38
Construction and land development	2,183.5	129.9	5.97	2,176.6	155.5	7.16
Residential real estate	2,318.6	89.4	3.85	1,663.5	80.7	4.85
Consumer	47.0	2.4	5.19	64.3	3.7	5.77
Loans held for sale	20.0	0.3	1.63	5.6	0.3	6.29
Total loans (1), (2), (3)	24,215.9	1,144.3	4.79	19,024.8	1,093.0	5.83
Securities:
Securities - taxable	2,936.5	63.1	2.15	2,904.6	79.1	2.72
Securities - tax-exempt	1,476.4	49.3	4.20	1,008.7	36.8	4.57
Total securities (1)	4,412.9	112.4	2.84	3,913.3	115.9	3.20
Other	1,452.1	5.1	0.36	648.4	16.1	2.48
Total interest earning assets	30,080.9	1,261.8	4.29	23,586.5	1,225.0	5.30
Non-interest earning assets
Cash and due from banks	171.2			214.5
Allowance for credit losses	(277.7)			(159.9)
Bank owned life insurance	177.9			171.9
Other assets	1,221.1			1,101.1
Total assets	$31,373.4			$24,914.1
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$3,488.3	$9.0	0.26%	$2,545.8	$21.0	0.82%
Savings and money market accounts	10,008.9	34.8	0.35	8,125.8	95.5	1.18
Certificates of deposit	1,997.6	26.6	1.33	2,117.2	41.9	1.98
Total interest-bearing deposits	15,494.8	70.4	0.45	12,788.8	158.4	1.24
Short-term borrowings	119.7	0.6	0.49	134.6	2.8	2.11
Qualifying debt	514.1	23.9	4.66	379.7	23.4	6.16
Total interest-bearing liabilities	16,128.6	94.9	0.59	13,303.1	184.6	1.39
Interest cost of funding earning assets			0.32%			0.78%
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	11,465.5			8,246.2
Other liabilities	627.5			519.4
Stockholders’ equity	3,151.8			2,845.4
Total liabilities and stockholders' equity	$31,373.4			$24,914.1
Net interest income and margin (4)		$1,166.9	3.97%		$1,040.4	4.52%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $28.4 million and $25.1 million for the year ended December 31, 2020 and 2019, respectively.
(2)Included in the yield computation are net loan fees of $94.9 million and $56.2 million for the year ended December 31, 2020 and 2019, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets.

	Year Ended December 31,
	2020 versus 2019
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans:
Commercial and industrial	$175.0	$(87.3)	$87.7
CRE - non-owner occupied	36.3	(43.7)	(7.4)
CRE - owner occupied	(2.0)	(8.8)	(10.8)
Construction and land development	0.4	(26.0)	(25.6)
Residential real estate	25.3	(16.6)	8.7
Consumer	(0.9)	(0.4)	(1.3)
Loans held for sale	0.2	(0.2)	—
Total loans	234.3	(183.0)	51.3
Securities:
Securities - taxable	0.7	(16.7)	(16.0)
Securities - tax-exempt	15.6	(3.1)	12.5
Total securities	16.3	(19.8)	(3.5)
Other	2.8	(13.8)	(11.0)
Total interest income	253.4	(216.6)	36.8

Interest expense:
Interest-bearing transaction accounts	$2.4	$(14.4)	$(12.0)
Savings and money market	6.5	(67.2)	(60.7)
Time certificates of deposit	(1.6)	(13.7)	(15.3)
Short-term borrowings	(0.1)	(2.1)	(2.2)
Qualifying debt	6.3	(5.8)	0.5
Total interest expense	13.5	(103.2)	(89.7)

Net change	$239.9	$(113.4)	$126.5
(1)Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2020, interest income was $1.3 billion, an increase of $36.8 million, or 3.0%, compared to $1.2 billion for the year ended December 31, 2019. This increase was primarily the result of a $5.2 billion increase in the average loan balance that drove a $51.3 million increase in loan interest income for the year ended December 31, 2020. Interest income from investment securities decreased by $3.5 million for the comparable period primarily due to a decrease in interest rates from December 31, 2019, partially offset by an increase in the average investment balance of $499.6 million. Other interest income decreased $11.0 million from the comparable period due primarily to a decrease in interest rates from December 31, 2019, despite an increase in interest-bearing cash account balances of $803.7 million. Average yield on interest earning assets decreased to 4.29% for the year ended December 31, 2020, compared to 5.30% in 2019, which was primarily the result of a lower rate environment.
For the year ended December 31, 2020, interest expense was $94.9 million, compared to $184.6 million for the year ended December 31, 2019. Interest expense on deposits decreased $88.0 million for the same period while average interest-bearing deposits increased $2.7 billion, which due to the lower rate environment, reduced the average cost of interest-bearing deposits by 79 basis points. Interest expense on short-term borrowings decreased by $2.2 million as a result of a $14.9 million decrease in average short-term borrowings for the year ended December 31, 2020 compared to the same period in 2019.
For the year ended December 31, 2020, net interest income was $1.2 billion, compared to $1.0 billion for the year ended December 31, 2019. The increase in net interest income reflects a $6.5 billion increase in average interest earning assets, offset by a $2.8 billion increase in average interest-bearing liabilities. The decrease in net interest margin of 55 basis points compared to 2019 is the result of lower deposit and funding costs in a lower rate environment.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and, upon the adoption of CECL, includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios. For the year ended December 31, 2020, the provision for credit losses was $123.6 million, compared to $19.3 million for the year ended December 31, 2019. The significant increase in the provision for credit losses from the year ended December 31, 2019 is primarily related to the current economic environment and estimating expected credit losses under the new CECL accounting standard. This standard changes the methodology for estimating credit losses on financial instruments from an incurred loss model to an expected total loss model. This results in the recognition of expected losses over the life of loans and HTM investment securities at the time that the loan is originated or the security is purchased, rather than after a loss has been incurred, which results in an acceleration in the timing of loss recognition. Further, as the Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses, the worsening of economic assumptions due to the ongoing pandemic has also contributed to an elevated provision for credit losses for the year ended December 31, 2020.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2020	2019	Increase (Decrease)
	(in millions)
Service charges and fees	$23.3	$23.3	$—
Income from equity investments	12.7	8.3	4.4
Income from bank owned life insurance	10.2	3.9	6.3
Card income	6.5	7.0	(0.5)
Foreign currency income	5.6	5.0	0.6
Lending related income and gains (losses) on sale of loans, net	1.0	3.2	(2.2)
Gain (loss) on sales of investment securities, net	0.2	3.1	(2.9)
Fair value gain (loss) adjustments on assets measured at fair value, net	3.8	5.1	(1.3)
Other income	7.5	6.2	1.3
Total non-interest income	$70.8	$65.1	$5.7
Total non-interest income for the year ended December 31, 2020 compared to 2019, increased by $5.7 million, or 8.8%. The increase is due primarily to a one-time BOLI enhancement fee and an increase in income from equity investments from the prior year. A BOLI enhancement fee of $5.6 million was the predominant driver of the $6.3 million increase in income from BOLI from the prior year, and resulted from a surrender and replacement of certain policies, which was intended to offset an increase in tax expense related to the surrender. Income from equity investments was $12.7 million for the year ended December 31, 2020, compared to $8.3 million for the year ended December 31, 2019. The increase is attributable to an increase in SBIC and warrant income of $3.5 million and $1.7 million, respectively. These increases to non-interest income were partially offset by a decrease in investment security sales and lending related income. During the year ended December 31, 2019, the Company sold investment securities as part of a portfolio balancing initiative that resulted in a net gain on sale of $3.1 million that did not recur during the current year. The decrease in lending related income of $2.2 million is primarily due to loan sales during the year ended December 31, 2020 that resulted in a net loss of $1.7 million, compared to a net gain of $0.7 million in 2019.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2020	2019	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$303.6	$279.3	$24.3
Legal, professional, and directors' fees	42.2	37.0	5.2
Data processing	35.7	30.6	5.1
Occupancy	34.1	32.6	1.5
Deposit costs	18.5	31.7	(13.2)
Insurance	13.3	11.9	1.4
Loan and repossessed asset expenses	7.1	7.6	(0.5)
Business development	5.5	7.0	(1.5)
Marketing	4.1	4.2	(0.1)
Card expense	2.2	2.2	—
Intangible amortization	1.6	1.6	—
Net (gain) loss on sales / valuations of repossessed and other assets	(1.5)	3.8	(5.3)
Other expense	25.2	32.5	(7.3)
Total non-interest expense	$491.6	$482.0	$9.6
Total non-interest expense for the year ended December 31, 2020 compared to 2019, increased $9.6 million, or 2.0%. This increase primarily relates to salaries and employee benefits, legal, professional, and director's fees, and data processing costs. Salaries and employee benefits have increased as the Company supports its continued growth through hiring efforts and performance incentives offered to employees. Full-time equivalent employees increased 4.4% to 1,915 from December 31, 2019. Legal, professional, and directors' fees and data processing expenses increased year-over-year by $5.2 million and $5.1 million, respectively, as the Company continues to build out its infrastructure through technology initiatives that position the Company for continued growth. These increases to non-interest expense were partially offset by a decrease in deposit costs, other non-interest expenses, and net losses on the sale of other assets. Deposit costs consist of earnings credits on select deposits and fees to the Promontory Interfinancial Network and others for reciprocal deposits. The decrease in deposit costs of $13.2 million for 2020 compared to 2019 relates primarily to a decline in deposit earnings credits paid to account holders due to a lower rate environment. The decrease in other non-interest expense of $7.3 million is primarily due to decreases in business related travel and entertainment expenses of $5.3 million as a result of COVID-19 restrictions. The change in net (gain) loss on sales/valuations of repossessed and other assets of $5.3 million primarily relates to gains recognized in the current year on the sale of OREO properties, compared to a net loss in the prior year from impairment charges on OREO.
Income Taxes
For the years ended December 31, 2020, 2019, and 2018 the Company's effective tax rate was 18.62%, 17.39% and 14.61%, respectively. The increase in the effective tax rate from 2019 to 2020 is due primarily to tax expense associated with the surrender of bank owned life insurance, no valuation allowance release in 2020 and return to provision adjustments. The increase in the effective tax rate from 2018 to 2019 is due primarily to management's decision during the third quarter of 2018 to carryback its 2017 federal NOLs.
Business Segment Results
The Company has made changes to its reportable segments, which have been reflected in the Company's operating segment results as of and for the year ended December 31, 2020. The Company's reportable segments are aggregated with a focus on products and services offered and consist of three reportable segments:
•Commercial segment: provides commercial banking and treasury management products and services to small and middle-market businesses, specialized banking services to sophisticated commercial institutions and investors within niche industries, as well as financial services to the real estate industry.
•Consumer Related segment: offers both commercial banking services to enterprises in consumer-related sectors and consumer banking services, such as residential mortgage banking.
•Corporate & Other segment: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.

The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
December 31, 2020	(in millions)
Loans, net of deferred loan fees and costs	$27,053.0	$20,245.8	$6,798.2	$9.0
Deposits	31,930.5	21,448.0	9,936.8	545.7

December 31, 2019
Loans, net of deferred loan fees and costs	$21,123.3	$16,767.3	$4,352.5	$3.5
Deposits	22,796.5	17,067.6	4,644.7	1,084.2

Year Ended December 31, 2020	(in millions)
Income (loss) before income taxes	$622.5	$612.7	$220.5	$(210.7)

Year Ended December 31, 2019
Income (loss) before income taxes	$604.2	$555.9	$106.3	$(58.0)
BALANCE SHEET ANALYSIS
Total assets increased $9.6 billion, or 35.9%, to $36.5 billion at December 31, 2020 compared to $26.8 billion at December 31, 2019. The increase in total assets relates primarily to organic loan growth and increases in cash and investment securities. Loans increased $5.9 billion, or 28.1%, to $27.1 billion at December 31, 2020, compared to $21.1 billion at December 31, 2019. The increase in loans from December 31, 2019 was driven by commercial and industrial loans of $4.9 billion, construction and land development loans of $479.2 million, CRE, non-owner occupied loans of $409.1 million, and residential real estate loans of $286.9 million.
Total liabilities increased $9.2 billion, or 38.8%, to $33.0 billion at December 31, 2020, compared to $23.8 billion at December 31, 2019. The increase in liabilities is due primarily to an increase in total deposits. Total deposits increased $9.1 billion, or 40.1%, to $31.9 billion at December 31, 2020. The increase in deposits from December 31, 2019 was driven by an increase in non-interest-bearing demand deposits of $4.9 billion, savings and money market deposits of $3.3 billion, and interest-bearing demand deposits of $1.6 billion, offset in part by a decrease in certificates of deposit of $719.5 million.
Total stockholders’ equity increased by $396.8 million, or 13.2%, to $3.4 billion at December 31, 2020 compared to $3.0 billion at December 31, 2019. The increase in stockholders' equity relates primarily to net income for the year ended December 31, 2020 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI, partially offset by dividends paid to shareholders and share repurchases under its common stock repurchase plan.
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

The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2020	2019	2018	2017	2016
	(in millions)
Debt securities
CDO	$6.9	$10.1	$15.3	$21.9	$13.5
CLO	146.9	—	—	—	—
Commercial MBS issued by GSEs	84.6	94.3	100.1	109.1	117.8
Corporate debt securities	270.2	99.9	99.4	103.5	64.1
Municipal (taxable) securities	22.5	7.8	—	—	—
Private label residential MBS	1,476.9	1,129.2	924.6	868.5	433.7
Residential MBS issued by GSEs	1,486.6	1,412.1	1,530.1	1,689.3	1,356.3
Tax-exempt	1,756.2	1,040.0	841.5	765.9	500.3
Trust preferred securities	26.5	27.0	28.6	28.6	26.5
U.S. government sponsored agency securities	—	10.0	38.2	61.5	56.0
U.S. treasury securities	—	1.0	2.0	2.5	2.5
Total debt securities	$5,277.3	$3,831.4	$3,579.8	$3,650.8	$2,570.7

Equity securities
CRA investments	$53.4	$52.5	$51.2	$50.6	$37.1
Preferred stock	113.9	86.2	63.9	53.2	94.7
Total equity securities	$167.3	$138.7	$115.1	$103.8	$131.8
Debt securities increased $1.4 billion from December 31, 2019. The increase is largely attributable to purchases of tax-exempt municipal securities during the year, an increase of $716.2 million from December 31, 2019. The Company increased its investments in these types of securities to take advantage of dislocations in the municipal market as credit spreads widened significantly during the onset of the COVID-19 pandemic. The majority of these purchases consisted of essential service revenue bonds, rated AA to A.
The Company also deployed excess liquidity during the year ended December 31, 2020, with purchases of private label residential MBS, corporate debt securities, and CLOs. Private label residential MBS increased $347.7 million from December 31, 2019 and consist of senior tranche bonds, rated AAA. The Company's corporate debt securities portfolio increased $170.3 million from December 31, 2019, resulting from purchases of subordinated debt of other financial institutions. The Company considered the financial condition of these financial institutions and the yield relative to other similarly rated securities in its decision to increase its corporate debt securities portfolio. The Company also began purchasing CLOs as these are floating rate investments that generate yields that are higher than those for MBS and will benefit from future increases in interest rates. The Company's CLO portfolio consists of second or third credit tranche bonds of structured transactions, rated AA to A.

Weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on tax-exempt obligations. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2020 are summarized in the table below:

	December 31, 2020
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in millions)
Held-to-maturity
Tax-exempt	$7.3	5.27%	$17.1	4.25%	$—	—%	$544.4	4.16%	$568.8	4.17%

Available-for-sale
CDO	$—	—%	$—	—%	$—	—%	$0.1	—%	$0.1	—%
CLO	—	—	—	—	104.7	1.96	42.2	1.89	146.9	1.94
Commercial MBS issued by GSEs (1)	—	—	16.8	2.52	9.3	2.18	54.7	2.29	80.8	2.32
Corporate debt securities	—	—	9.0	4.66	257.1	2.72	5.0	3.70	271.1	2.80
Municipal (taxable) securities	—	—	—	—	—	—	22.0	4.10	22.0	4.10
Private label residential MBS (1)	—	—	0.1	5.50	6.1	2.75	1,455.5	2.56	1,461.7	2.56
Residential MBS issued by GSEs (1)	0.4	2.50	4.5	2.67	2.0	2.46	1,455.6	1.99	1,462.5	1.83
Tax-exempt	—	—	1.0	4.30	63.3	2.96	1,045.0	2.81	1,109.3	2.74
Trust preferred securities	—	—	—	—	—	—	32.0	2.39	32.0	2.39
Total AFS securities	$0.4	2.50%	$31.4	3.22%	$442.5	2.56%	$4,112.1	2.42%	$4,586.4	2.37%

Equity
CRA investments	$35.8	2.30%	$11.3	3.93%	$6.0	4.75%	$—	—%	$53.1	2.93%
Preferred stock	—	—	—	—	—	—	107.0	5.55	107.0	5.55
Total equity securities	$35.8	2.30%	$11.3	3.93%	$6.0	4.75%	$107.0	5.55%	$160.1	4.68%
(1)MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not hold any subprime MBS in its investment portfolio. Approximately half of its MBS are GSE issued. The MBS that are not GSE issued consist primarily of $1.4 billion rated AAA, $90.1 million rated AA, with only $0.9 million that are non-investment grade.
Gross unrealized losses at December 31, 2020 relate primarily to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company has reviewed its securities on which there is an unrealized loss in accordance with its allowance for credit losses policy described in "Note 1. Summary of Significant Accounting Policies" to the Consolidated Financial Statements contained herein. Based on the analysis performed, management determined that an allowance for credit losses on the Company's AFS securities was not necessary at December 31, 2020.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. For the year ended December 31, 2020, the provision for credit losses on HTM debt securities was $4.1 million resulting in a total allowance of $6.8 million as of December 31, 2020.

Loans
The Company's primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL. In addition, as the concept of impaired loans does not exist under CECL, disclosures that related solely to impaired loans have been removed.
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

December 31, 2020
(in millions)
Warehouse lending	$4,340.2
Municipal & nonprofit	1,728.8
Tech & Innovation	2,548.3
Other commercial and industrial	5,911.2
CRE - owner occupied	1,909.3
Hotel Franchise Finance	1,983.9
Other CRE - non-owned occupied	3,640.2
Residential	2,378.5
Construction and land development	2,429.4
Other	183.2
Total loans HFI	27,053.0
Allowance for credit losses	(278.9)
Total loans HFI, net of allowance	$26,774.1

	December 31,
	2019	2018	2017	2016
	(in millions)
Loans, held for investment
Commercial and industrial	$9,391.8	$7,765.1	$6,841.2	$5,859.4
Commercial real estate - non-owner occupied	5,261.0	4,223.4	3,911.3	3,549.9
Commercial real estate - owner occupied	2,320.2	2,329.2	2,245.1	2,015.7
Construction and land development	1,971.6	2,155.6	1,647.7	1,489.5
Residential real estate	2,147.7	1,203.6	425.3	258.7
Consumer	56.9	70.0	48.6	38.6
Deferred loan fees and costs	(47.7)	(36.3)	(25.3)	(22.3)
Loans, net of deferred loan fees and costs	21,101.5	17,710.6	15,093.9	13,189.5
Allowance for credit losses	(167.8)	(152.7)	(140.0)	(124.7)
Total loans HFI	$20,933.7	$17,557.9	$14,953.9	$13,064.8
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $75.4 million and $47.7 million reduced the carrying value of loans as of December 31, 2020 and December 31, 2019, respectively. Net unamortized purchase premiums on acquired and purchased loans of $26.0 million and $19.6 million increased the carrying value of loans as of December 31, 2020 and December 31, 2019, respectively.
As of December 31, 2019, the Company also had $21.8 million of HFS loans.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2020 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in millions)
Commercial and industrial
Floating rate	$4,386.6	$4,703.6	$1,385.3	$10,475.5
Fixed rate	345.9	2,146.7	1,356.3	3,848.9
Commercial real estate — non-owner occupied
Floating rate	777.7	2,430.3	474.2	3,682.2
Fixed rate	217.4	1,188.0	567.1	1,972.5
Commercial real estate — owner occupied
Floating rate	50.6	241.7	774.9	1,067.2
Fixed rate	16.2	419.7	653.7	1,089.6
Construction and land development
Floating rate	954.5	1,195.6	153.3	2,303.4
Fixed rate	15.0	87.4	25.5	127.9
Residential real estate
Floating rate	16.1	31.1	630.9	678.1
Fixed rate	2.0	3.7	1,750.8	1,756.5
Consumer
Floating rate	26.8	16.6	1.2	44.6
Fixed rate	0.9	5.4	0.3	6.6
Total	$6,809.7	$12,469.8	$7,773.5	$27,053.0
As of December 31, 2020, approximately $13.7 billion, or 75.3%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.4%. At December 31, 2019, approximately $9.7 billion, or 67.6% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.8%. At December 31, 2020, total loans consisted of 67.5% with floating rates and 32.5% with fixed rates, compared to 68.2% with floating rates and 31.8% with fixed rates at December 31, 2019.
Concentrations of Lending Activities
The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. At December 31, 2020 and 2019, CRE related loans accounted for approximately 38% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 28% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2020 and 2019, respectively.

Non-performing Assets
Total non-performing loans increased by $64.1 million, or 76.0%, at December 31, 2020 to $148.4 million from $84.3 million at December 31, 2019.

	December, 31
	2020	2019	2018	2017	2016
	(dollars in millions)
Total nonaccrual loans (1)	$115.2	$56.0	$27.7	$43.9	$40.3
Loans past due 90 days or more on accrual status	—	—	0.6	0.1	1.1
Accruing troubled debt restructured loans	33.2	28.3	36.5	42.4	53.6
Total nonperforming loans	148.4	84.3	64.8	86.4	95.0
Other assets acquired through foreclosure, net	$1.4	$13.9	$17.9	$28.5	$47.8
Nonaccrual HFI and HFS loans to funded HFI loans	0.43%	0.27%	0.16%	0.29%	0.31%
Nonaccrual HFI loans to funded HFI loans	0.43	0.27	0.16	0.29	0.31
Loans past due 90 days or more on accrual status to funded HFI loans	—	—	0.00	0.00	0.01
(1)Includes non-accrual TDR loans of $28.4 million and $10.6 million at December 31, 2020 and 2019, respectively.
The composition of nonaccrual HFI loans by loan type and by segment were as follows:

	December 31, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	$—	—%	—%
Municipal & nonprofit	1.9	1.7	0.01
Tech & Innovation	13.5	11.7	0.05
Other commercial and industrial	17.2	14.9	0.06
CRE - owner occupied	34.5	29.9	0.13
Hotel Franchise Finance	—	—	—
Other CRE - non-owned occupied	36.5	31.7	0.14
Residential	11.4	9.9	0.04
Construction and land development	—	—	—
Other	0.2	0.2	—
Total non-accrual loans	$115.2	100.0%	0.43%

	December 31, 2019
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Commercial and industrial	$24.5	43.8%	0.12%
Commercial real estate	23.7	42.4	0.11
Construction and land development	2.2	3.8	0.01
Residential real estate	5.6	10.0	0.03
Consumer	—	—	—
Total non-accrual loans	$56.0	100.0%	0.27%

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
The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers include extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of December 31, 2020, the Company has outstanding modifications meeting these conditions on loans with a net balance of $538.3 million as of December 31, 2020, of which, modifications involving loan payment deferrals total $190.0 million. Further, residential mortgage loans in forbearance have a net balance of $77.1 million as of December 31, 2020.
As of December 31, 2020, the Company's TDR loans totaled $61.6 million. During the year ended December 31, 2020, the Company had 17 new TDR loans with a recorded investment of $37.3 million. The Company has a $2.7 million allowance allocated to these loans as of December 31, 2020 and has committed to lend additional amounts totaling $0.6 million.
The following table presents TDR loans for the periods presented:

	December 31, 2020
	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & Innovation	4	20.4
Other commercial and industrial	9	22.9
CRE - owner occupied	4	2.6
Hotel Franchise Finance	2	5.5
Other CRE - non-owned occupied	3	10.2
Total	22	61.6

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Year Ended December 31, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	January 1, 2020				December 31, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.2	$3.2	$—	$—	$3.4
Municipal & nonprofit	17.4	(1.5)	—	—	15.9
Tech & Innovation	22.4	24.0	11.1	—	35.3
Other commercial and industrial	95.8	1.8	6.4	(3.5)	94.7
CRE - owner occupied	10.4	8.3	0.2	(0.1)	18.6
Hotel Franchise Finance	14.1	29.2	—	—	43.3
Other CRE - non-owned occupied	10.5	29.8	2.1	(1.7)	39.9
Residential	3.8	(3.1)	0.3	(0.4)	0.8
Construction and land development	6.2	15.7	—	(0.1)	22.0
Other	6.1	(0.9)	0.3	(0.1)	5.0
Total	$186.9	$106.5	$20.4	$(5.9)	$278.9

Net charge-offs to average loans outstanding	0.06%
(1)Includes an estimate of future recoveries.

	Year Ended December 31,
	2019	2018	2017	2016

Allowance for credit losses:
Balance at beginning of period	$152.7	$140.0	$124.7	$119.1
Provision charged to operating expense:
Commercial and industrial	3.0	13.2	14.3	10.6
Commercial real estate	11.7	2.2	5.3	(2.4)
Construction and land development	1.4	1.5	(2.8)	1.7
Residential real estate	2.6	5.8	0.3	(2.1)
Consumer	(0.3)	0.3	0.1	0.2
Total Provision	18.4	23.0	17.2	8.0
Recoveries of loans previously charged-off:
Commercial and industrial	(4.3)	(2.4)	(3.1)	(4.0)
Commercial real estate	(0.9)	(1.3)	(2.9)	(5.7)
Construction and land development	(0.1)	(1.4)	(1.2)	(0.5)
Residential real estate	(0.4)	(1.0)	(1.8)	(0.9)
Consumer	—	—	(0.1)	(0.1)
Total recoveries	(5.7)	(6.1)	(9.1)	(11.2)
Loans charged-off:
Commercial and industrial	8.1	15.0	8.2	12.5
Commercial real estate	0.1	0.2	2.3	0.7
Construction and land development	0.1	—	—	—
Residential real estate	0.6	1.1	0.4	0.2
Consumer	0.1	0.1	0.1	0.2
Total charged-off	9.0	16.4	11.0	13.6
Net charge-offs	3.3	10.3	1.9	2.4
Balance at end of period	$167.8	$152.7	$140.0	$124.7
Net charge-offs to average loans outstanding	0.02%	0.06%	0.01%	0.02%
Allowance for credit losses to funded HFI loans	0.81	0.86	0.93	0.95
Allowance for credit losses to gross organic loans	0.82	0.92	1.03	1.11
The following table summarizes the allocation of the allowance for credit losses by loan type.

	December 31, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)
Warehouse lending	$3.4	1.2%	16.0%
Municipal & nonprofit	15.9	5.7	6.4
Tech & Innovation	35.3	12.7	9.4
Other commercial and industrial	94.7	33.9	21.8
CRE - owner occupied	18.6	6.7	7.1
Hotel Franchise Finance	43.3	15.5	7.3
Other CRE - non-owned occupied	39.9	14.3	13.5
Residential	0.8	0.3	8.8
Construction and land development	22.0	7.9	9.0
Other	5.0	1.8	0.7
Total	$278.9	100.0%	100.0%

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in millions)
December 31, 2019
Allowance for credit losses	$82.3	$47.3	$23.9	$13.7	$0.6	$167.8
Percent of total allowance for credit losses	49.0%	28.2%	14.2%	8.2%	0.4%	100.0%
Percent of loan type to total HFI loans	44.5	35.8	9.2	10.2	0.3	100.0
December 31, 2018
Allowance for credit losses	$83.1	$34.8	$22.5	$11.3	$1.0	$152.7
Percent of total allowance for credit losses	54.4%	22.8%	14.8%	7.4%	0.6%	100.0%
Percent of loan type to total HFI loans	43.8	36.9	12.1	6.8	0.4	100.0
December 31, 2017
Allowance for credit losses	$82.5	$31.6	$19.6	$5.5	$0.8	$140.0
Percent of total allowance for credit losses	58.9%	22.6%	14.0%	3.9%	0.6%	100.0%
Percent of loan type to total HFI loans	45.2	40.8	10.9	2.8	0.3	100.0
December 31, 2016
Allowance for Credit Losses	$73.3	$25.7	$21.2	$3.8	$0.7	$124.7
Percent of Total Allowance for Credit Losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of loan type to total HFI loans	44.3	42.1	11.3	2.0	0.3	100.0
Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of this Form 10-K. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing:

	December 31, 2020
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & Innovation	4	$15.3	3.6%	0.06%
Other commercial and industrial	71	74.3	17.6	0.27
CRE - owner occupied	37	79.8	18.9	0.30
Hotel Franchise Finance	9	116.9	27.6	0.43
Other CRE - non-owned occupied	9	15.8	3.7	0.06
Construction and land development	7	47.3	11.2	0.17
Other	21	73.4	17.4	0.27
Total	158	$422.8	100.0%	1.56%

	December 31, 2019
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Commercial and industrial	73	$96.5	43.1%	0.46%
Commercial real estate	37	107.8	48.1%	0.51
Construction and land development	10	19.0	8.5%	0.09
Residential real estate	3	0.7	0.3%	0.00
Consumer	1	0.0	—%	0.00
Total	124	$224.0	100.0%	1.06%

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $289.9 million as of December 31, 2020.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. While the Company’s stock price has experienced volatility and periodic declines in value during the pandemic, management did not consider this decline to be a triggering event that would indicate that an interim goodwill impairment test was necessary during 2020. Based on the Company's annual goodwill and intangibles impairment tests as of October 1 during the years ended December 31, 2020, 2019, and 2018, it was determined that goodwill and intangible assets are not impaired.
The following is a summary of acquired intangible assets:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposit intangibles	$14.6	$8.8	$5.8	$14.6	$7.3	$7.3
Customer relationship intangibles	2.5	0.1	2.4	—	—	—
	$17.1	$8.9	$8.2	$14.6	$7.3	$7.3

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in millions)
Not subject to amortization
Trade name	$0.4	$—	$0.4	$0.4	$—	$0.4
Deferred Tax Assets
Net deferred tax assets increased $13.3 million to $31.3 million from December 31, 2019. This overall increase in net deferred tax assets was primarily the result of an increase in the allowance for credit losses under the new CECL accounting guidance and deferred insurance premiums deduction which were not fully offset by additional unrealized gains on AFS securities and increases to unearned insurance premiums.
As of December 31, 2020 and 2019, the Company has no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $31.9 billion at December 31, 2020, from $22.8 billion at December 31, 2019, an increase of $9.1 billion, or 40.1%. The increase in deposits is attributable to increases in non-interest-bearing demand deposits of $4.9 billion, savings and money market deposits of $3.3 billion, and interest-bearing demand deposits of $1.6 billion, partially offset by a decrease in certificates of deposit of $719.5 million from December 31, 2019.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2020, the Company has $496.4 million of CDARS deposits and $1.3 billion of ICS deposits, compared to $407.7 million of CDARS deposits and $661.8 million of ICS deposits at December 31, 2019. At December 31, 2020 and 2019, the Company also has wholesale brokered deposits of $554.8 million and $1.1 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $5.9 billion and $3.1 billion at December 31, 2020 and 2019, respectively. The Company incurred $17.0 million and $30.5 million in deposit related costs on these deposits during the year ended December 31, 2020 and 2019, respectively. These costs are reported in deposit costs as part of non-interest expense. The decrease in these costs largely relates to a decrease in earnings credits paid in 2020 due to a lower rate environment.
The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2020		2019		2018
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$3,488.3	0.26%	$2,545.8	0.82%	$1,891.2	0.61%
Savings and money market accounts	10,008.9	0.35	8,125.8	1.18	6,501.2	0.85
Certificates of deposit	1,997.6	1.33	2,117.2	1.98	1,748.7	1.37
Total interest-bearing deposits	15,494.8	0.45	12,788.8	1.24	10,141.1	0.89
Non-interest-bearing demand deposits	11,465.5	—	8,246.2	—	7,712.8	—
Total deposits	$26,960.3	0.26%	$21,035.0	0.75%	$17,853.9	0.51%
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2020	2019
	(in millions)
3 months or less	$425.5	$945.6
3 to 6 months	403.1	596.4
6 to 12 months	494.4	597.5
Over 12 months	128.8	101.6
Total	$1,451.8	$2,241.1
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2020, total short-term borrowed funds consist of customer repurchase agreements of $16.0 million and short-term FHLB advances of $5.0 million. At December 31, 2019, total short-term borrowed funds consisted of customer repurchase agreements of $16.7 million.

Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2020, the carrying value of qualifying debt was $469.8 million, compared to $319.2 million at December 31, 2019. The increase in qualifying debt from December 31, 2019 is due to issuance of $225.0 million of subordinated debt, recorded net of issuance costs, in May 2020, offset in part by a $75 million redemption of subordinated debt in October 2020.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2020	2019
At fair value		(in millions)
BankWest Nevada Capital Trust II	2033	$15.5	$15.5
Intermountain First Statutory Trust I	2034	10.3	10.3
First Independent Statutory Trust I	2035	7.2	7.2
WAL Trust No. 1	2036	20.6	20.6
WAL Statutory Trust No. 2	2037	5.2	5.2
WAL Statutory Trust No. 3	2037	7.7	7.7
Total contractual balance		66.5	66.5
FVO on junior subordinated debt		(0.6)	(4.8)
Junior subordinated debt, at fair value		$65.9	$61.7
At amortized cost
Bridge Capital Holdings Trust I	2035	$12.4	$12.4
Bridge Capital Holdings Trust II	2036	5.1	5.1
Total contractual balance		17.5	17.5
Purchase accounting adjustment, net of accretion (1)		(4.5)	(4.8)
Junior subordinated debt, at amortized cost		$13.0	$12.7

Total junior subordinated debt		$78.9	$74.4
(1)The purchase accounting adjustment is being amortized over the remaining life of the trusts, pursuant to accounting guidance.
The weighted average interest rate of all junior subordinated debt as of December 31, 2020 was 2.58%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.25% at December 31, 2019.

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
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of December 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of December 31, 2020 and 2019, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2020
WAL	$3,872.0	$3,158.2	$31,015.4	$34,349.3	12.5%	10.2%	9.2%	9.9%
WAB	3,619.4	3,078.2	31,140.6	34,367.0	11.6	9.9	9.0	9.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2019
WAL	$3,257.9	$2,775.4	$25,390.1	$26,110.3	12.8%	10.9%	10.6%	10.6%
WAB	3,030.3	2,703.5	25,452.3	26,134.4	11.9	10.6	10.3	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Common Stock Repurchase Plan
The Company has previously adopted common stock repurchase programs, the most recent of which authorized the Company to repurchase up to $250.0 million of its common stock. The Company had $178.4 million in authorized common stock repurchase capacity that expired under the program as of December 31, 2020.
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

The following table sets forth the Company's significant contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Time deposit maturities	$1,657.4	$1,515.8	$138.3	$3.3	$—
Qualifying debt	559.0	—	—	—	559.0
Other borrowings	5.0	5.0	—	—	—
Operating lease obligations	89.8	12.5	23.3	21.7	32.3
Purchase obligations	97.5	35.0	40.2	22.3	—
Total	$2,408.7	$1,568.3	$201.8	$47.3	$591.3
Purchase obligations primarily relate to contracts for software licensing, maintenance, and outsourced service providers.
Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2020 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$9,425.2	$2,369.4	$4,070.1	$1,737.8	$1,247.9
Credit card commitments and financial guarantees	291.5	291.5	—	—	—
Letters of credit	186.9	145.3	32.9	8.7	—
Total	$9,903.6	$2,806.2	$4,103.0	$1,746.5	$1,247.9
The following table sets forth certain information regarding short-term borrowings as of December 31, 2020 and the respective prior year-end balances for customer repurchase agreements, FHLB advances, and Federal funds purchased:

	December 31,
	2020	2019	2018
	(dollars in millions)
Customer Repurchase Accounts:
Maximum month-end balance	$33.7	$20.3	$30.6
Balance at end of year	16.0	16.7	22.4
Average balance	23.3	17.2	24.4
Federal Funds Purchased
Maximum month-end balance	690.0	335.0	256.0
Balance at end of year	—	—	256.0
Average balance	75.1	67.9	20.5
FHLB Advances:
Maximum month-end balance	130.0	380.0	625.0
Balance at end of year	5.0	—	235.0
Average balance	21.3	49.6	215.7
Total Short-Term Borrowed Funds	$21.0	$16.7	$513.4
Weighted average interest rate at end of year	0.12%	0.15%	2.46%
Weighted average interest rate during year	0.46	1.99	1.73

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
Allowance for credit losses
Effective January 1, 2020, the Company adopted the ASUs related to credit losses, which include ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new standards significantly change the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. The amendments in ASU 2016-13 require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
While the Company does not anticipate any need for additional liquidity, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken several actions to ensure the strength of its liquidity position. These actions include establishing a $1.5 billion Federal Reserve lending facility in connection with funding loans to small and medium-sized businesses and suspending stock repurchases effective as of April 17, 2020. In addition, the Company is also in a position to pledge additional collateral to increase its borrowing capacity with the FRB, if necessary.
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
The following table presents the available and outstanding balances on the Company's lines of credit:

	December 31, 2020
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$2,452.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2020 are presented in the following table:

December 31, 2020
(in millions)
FHLB:
Borrowing capacity	$3,986.8
Outstanding borrowings	5.0
Letters of credit	21.0
Total available credit	$3,960.8

FRB:
Borrowing capacity	$2,706.8
Outstanding borrowings	—
Total available credit	$2,706.8
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2020, there is $6.6 billion in liquid assets, comprised of $2.7 billion in cash and cash equivalents and $3.9 billion in unpledged marketable securities. At December 31, 2019, the Company maintained $2.9 billion in liquid assets, comprised of $434.6 million of cash, cash equivalents, and money market investments, and $2.5 billion in unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from the FHLB of San Francisco and the FRB. At December 31, 2020, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2020, 2019, and 2018, net cash provided by operating activities was $670.2 million, $717.8 million, and $541.0 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the years ended December 31, 2020, 2019, and 2018, was $5.9 billion, $3.4 billion, and $2.6 billion, respectively. The net increase in investment securities for the years ended December 31, 2020, 2019, and 2018 was $1.5 billion, $109.5 million, and $12.4 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2020, 2019, and 2018, net deposits increased $9.1 billion, $3.6 billion, and $2.2 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution, or a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2020, the Company has $496.4 million of CDARS and $1.3 billion of ICS deposits.
As of December 31, 2020, the Company has $554.8 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2020, WAB paid dividends to the Parent of $160.0 million. Subsequent to December 31, 2020, WAB paid dividends to the Parent of $15.0 million.
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
Enacted in 2018, the EGRRCPA, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides limited regulatory relief to certain financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. The EGRRCPA relieves bank holding companies with less than $100 billion in assets, such as the Company, from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, resolution planning and enhanced liquidity and risk management requirements). In addition to amending the Dodd-Frank Act, the EGRRCPA also includes certain additional banking-related provisions, consumer protection provisions and securities law-related provisions. While many of the EGRRCPA’s changes have been implemented through rules adopted by federal agencies, the Company expects to continue to evaluate the potential impact of the EGRRCPA as it is further implemented
CARES Act
The CARES Act was enacted in March 2020 to provide economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance and regulations with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19.
The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation, and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.

The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In December 2020, Congress revived the PPP and allocated additional PPP funds for 2021. As a result, the SBA is anticipated to modify prior guidance and promulgate new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
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
Mergers and Acquisitions
The BHCA, the Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHCA requires prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. In April 2020, the Federal Reserve adopted a final rule codifying the presumptions used in determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA, and providing greater transparency on the types of relationships that the Federal Reserve generally views as supporting a determination of control. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.
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
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and WAB, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act, which includes CLO and CDO securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with: (1) organizing and offering the covered fund; (2) certain risk-mitigating hedging activities; and (3) de minimis investments in covered funds. Compliance with the Volcker Rule was required by July 21, 2017.
The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule, including by eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. In June 2020, the Federal Reserve - along with the Commodity Futures Trading Commission, FDIC, the Office of the Comptroller of the Currency, and the SEC - issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (“covered funds”). The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule became effective October 1, 2020. The Company believes it is fully compliant with the Volcker Rule, including as modified by the new rule.
Dividends
The Company has paid regular quarterly dividends since the third quarter of 2019. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of WAL's BOD and will depend on the Company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions, and other factors that the BOD may deem relevant.
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
Federal Reserve System
As a member of the Federal Reserve System, WAB has historically been required by law to maintain reserves against its transaction deposits, which were to be held in cash or with the FRB. Effective on March 26, 2020, the Board of Governors of the Federal Reserve System reduced the reserve requirement ratios to zero percent. The total of reserve balance was $164.1 million as of December 31, 2019.
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
Pursuant to the Capital Rules, the minimum capital ratios are as follows:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (called “leverage ratio”).

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
As of April 1, 2020, final rules became effective simplifying the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. Management believes the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios.
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
Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than "well capitalized." On December 15, 2020, the FDIC issued final rules that amend the FDIC's methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank's local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules are effective on April 1, 2021. The Company and the Bank do not anticipate a material impact at this time from the new rule.

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
On May 20, 2020, the OCC issued its final rule on CRA modernization. However, at the same time, the FDIC announced its withdrawal from the joint rulemaking with the OCC, citing the impact of the COVID-19 pandemic as the reason for its withdrawal. WAL and WAB expect to monitor developments with respect to the OCC's final rule and assess the impact, if any, of changes to the CRA regulations as a result thereof, including any further proposals from the FRB or FDIC.
Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs that provide funding to their members to support residential lending, as well as affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2020, WAB’s total investment in FHLB stock was $17.3 million.
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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2020, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2020, the Company's net interest income exposure for the next 12 months related to these hypothetical changes in market interest rates was within the Company's current guidelines.

Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,361.8	$1,399.7	$1,557.4	$1,761.9
Interest Expense	34.9	60.4	141.5	222.6
Net Interest Income	1,326.9	1,339.3	1,415.9	1,539.3
% Change	(0.9)%		5.7%	14.9%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,370.6	$1,399.7	$1,472.1	$1,555.7
Interest Expense	43.2	60.4	78.7	96.0
Net Interest Income	1,327.4	1,339.3	1,393.4	1,459.7
% Change	(0.9)%		4.0%	9.0%
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
At December 31, 2020, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines for all up-rate scenarios. The Company's EVE exposure in the down-rate scenario was not within the Company's guideline of (10.0)%. The breach is the result of excess liquidity and the valuation of the Company's investment securities portfolio in the current low rate environment. The Board and ALCO has accepted the breach and believe that as excess cash is deployed, the EVE exposure in the down-rate scenario will be reduced. The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2020:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in millions)
Assets	$37,807.2	$37,359.8	$36,758.0	$36,114.9	$35,488.2	$34,906.0
Liabilities	33,108.2	31,999.9	30,968.1	29,981.2	29,007.4	28,124.8
Net Present Value	4,699.0	5,359.9	5,789.9	6,133.7	6,480.8	6,781.2
% Change	(12.3)%		8.0%	14.4%	20.9%	26.5%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of December 31, 2020 and 2019:
Outstanding Derivatives Positions

December 31,
2020			2019
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$1,812.6	$(83.3)	16.0	$872.6	$(53.7)	16.1

Item 8.Financial Statements and Supplementary Data
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Western Alliance Bancorporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 25, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses for loans held for investment (Loans) totaled $278.9 million as of December 31, 2020. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model from an incurred loss model to an expected loss model. The allowance for credit losses under the expected loss model is an estimate of life-of-loan losses for the Company’s loans held for investment. The measurement of expected credit losses is based on evaluation of the collectibility, prior credit loss experience, current conditions, and reasonable and supportable economic forecasts, together with other factors.
The allowance for credit losses for Loans consists of two components: an asset-specific component for estimating credit losses for individual loans that do not share risk characteristics with other loans, which totals $11.2 million; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics, which totals $267.7 million. The allowance for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default (PD), loss given default (LGD) and exposure at default (EAD)), which are derived from various vendor models, internally-developed statistical models or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using multiple economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. These quantitative estimates are then adjusted to incorporate considerations of current trends and conditions that are not captured in the quantitative credit loss estimates through the use of qualitative and/ or environmental factors. The allowance level is influenced by loan volumes, mix, loan performance metrics, asset quality characteristics, delinquency status, historical loss experiences, and the inputs and assumptions of economic forecasts, such as macroeconomic inputs, length of reasonable and supportable forecast periods and reversion methods.
The estimation of the allowance for credit losses under the new accounting standard involves many new inputs and assumptions, many of which are derived from various vendor and in-house models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios and qualitative factors, which requires management to apply a significant amount of judgment and involves a high degree of estimation.
We identified the determination and evaluation of the PD, LGD and EAD assumptions and forecasted economic scenarios, along with qualitative reserve components of the allowance for credit losses for Loans as a critical audit matter because auditing the underlying assumptions, forecasts and qualitative factors used in the allowance for credit losses involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance for credit losses, which resulted in high estimation uncertainty.
Our audit procedures related to management’s evaluation and establishment of the PD, LGD and EAD assumptions, forecasted economic scenarios and qualitative reserve components of the allowance for credit losses for Loans included the following, among others:
•We obtained an understanding of the relevant controls related to the evaluation and establishment of the key PD, LGD and EAD assumptions, forecasted economic scenarios and qualitative reserve components of the allowance for credit losses for Loans and tested such controls for design and operating effectiveness.
•We tested management’s process and significant judgments in the evaluation and establishment of the key PD, LGD and EAD assumptions, forecasted economic scenarios and qualitative reserve components of the allowance for credit losses, which included:
a.We evaluated management’s considerations and data utilized as a basis for the key PD, LGD and EAD assumptions, selection of forecasted economic scenarios and weightings, and adjustments relating to qualitative reserve components, and tested the completeness and accuracy of the underlying data that was available to management.
b.We evaluated the reasonableness of management’s judgments related to the key PD, LGD and EAD assumptions, forecasted scenarios, and qualitative and quantitative assessment of the considerations and data utilized in the determination of the forecasted economic scenarios, the magnitude of the qualitative reserve factors and the resulting components of the allowance for credit losses for Loans.
c.We evaluated the reasonableness of management’s judgments related to the establishment of the various models being used in determining the PD, LGD and EAD assumptions.

d.We utilized internal specialists to assist in evaluating the statistical documentation and process used by management in validating the models established by vendors.

/s/ RSM US LLP

We have served as the Company’s auditor since 1994.
Phoenix, Arizona
February 25, 2021

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$174.2	$186.0
Interest-bearing deposits in other financial institutions	2,497.5	248.6
Cash, cash equivalents and restricted cash	2,671.7	434.6
Investment securities - AFS, at fair value; amortized cost of $4,586.4 at December 31, 2020 and $3,317.9 at December 31, 2019	4,708.5	3,346.3
Investment securities - HTM, at amortized cost; fair value of $611.8 at December 31, 2020 and $516.3 at December 31, 2019	568.8	485.1
Less: allowance for credit losses	(6.8)	—
Net HTM investment securities	562.0	485.1
Investment securities - equity	167.3	138.7
Investments in restricted stock, at cost	67.0	66.5
Loans - HFS	—	21.8
Loans, net of deferred loan fees and costs	27,053.0	21,101.5
Less: allowance for credit losses	(278.9)	(167.8)
Net loans held for investment	26,774.1	20,933.7
Premises and equipment, net	134.1	125.8
Operating lease right of use asset	72.5	72.6
Bank owned life insurance	176.3	174.0
Goodwill and intangible assets, net	298.5	297.6
Deferred tax assets, net	31.3	18.0
Investments in LIHTC and renewable energy	405.6	409.4
Other assets	392.1	297.8
Total assets	$36,461.0	$26,821.9
Liabilities:
Deposits:
Non-interest-bearing demand	$13,463.3	$8,537.9
Interest-bearing	18,467.2	14,258.6
Total deposits	31,930.5	22,796.5
Customer repurchase agreements	16.0	16.7
Other borrowings	5.0	—
Qualifying debt	548.7	393.6
Operating lease liability	79.9	78.1
Other liabilities	467.4	520.3
Total liabilities	33,047.5	23,805.2
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock (par value 0.0001; 200,000,000 authorized; 103,013,290 shares issued at December 31, 2020 and 104,527,544 at December 31, 2019) and additional paid in capital	1,390.9	1,374.1
Treasury stock, at cost (2,169,397 shares at December 31, 2020 and 2,003,873 shares at December 31, 2019)	(71.1)	(62.7)
Accumulated other comprehensive income	92.3	25.0
Retained earnings	2,001.4	1,680.3
Total stockholders’ equity	3,413.5	3,016.7
Total liabilities and stockholders’ equity	$36,461.0	$26,821.9
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$1,144.3	$1,093.0	$910.6
Investment securities	107.8	111.9	106.8
Dividends and other	9.7	20.1	16.1
Total interest income	1,261.8	1,225.0	1,033.5
Interest expense:
Deposits	70.4	158.4	90.5
Qualifying debt	23.9	23.4	22.3
Other short-term borrowings	0.6	2.8	4.8
Total interest expense	94.9	184.6	117.6
Net interest income	1,166.9	1,040.4	915.9
Provision for credit losses	123.6	19.3	25.0
Net interest income after provision for credit losses	1,043.3	1,021.1	890.9
Non-interest income:
Service charges and fees	23.3	23.3	22.3
Income from equity investments	12.7	8.3	8.6
Income from bank owned life insurance	10.2	3.9	3.9
Card income	6.5	7.0	8.0
Foreign currency income	5.6	5.0	4.8
Lending related income and gains (losses) on sale of loans, net	1.0	3.2	4.3
Gain (loss) on sales of investment securities, net	0.2	3.1	(7.6)
Fair value gain (loss) adjustments on assets measured at fair value, net	3.8	5.1	(3.6)
Other income	7.5	6.2	2.4
Total non-interest income	70.8	65.1	43.1
Non-interest expense:
Salaries and employee benefits	303.6	279.3	253.2
Legal, professional, and directors' fees	42.2	37.0	28.7
Data processing	35.7	30.6	22.7
Occupancy	34.1	32.6	29.4
Deposit costs	18.5	31.7	18.9
Insurance	13.3	11.9	14.0
Loan and repossessed asset expenses	7.1	7.6	4.6
Business development	5.5	7.0	6.0
Marketing	4.1	4.2	3.8
Card expense	2.2	2.2	4.3
Intangible amortization	1.6	1.6	1.6
Net (gain) loss on sales / valuations of repossessed and other assets	(1.5)	3.8	—
Other expense	25.2	32.5	36.5
Total non-interest expense	491.6	482.0	423.7
Income before provision for income taxes	622.5	604.2	510.3
Income tax expense	115.9	105.0	74.5
Net income	$506.6	$499.2	$435.8

Earnings per share:
Basic	$5.06	$4.86	$4.16
Diluted	5.04	4.84	4.14
Weighted average number of common shares outstanding:
Basic	100.2	102.7	104.7
Diluted	100.5	103.1	105.4
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$506.6	$499.2	$435.8
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(23.1), $(23.2), and $13.4, respectively	70.9	71.2	(40.8)
Unrealized loss on SERP, net of tax effect of $0.1, $0.1, and $0, respectively	(0.3)	(0.4)	(0.1)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $1.1, $3.2, and $(1.9), respectively	(3.1)	(9.8)	5.7
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0, $0.7, and $(1.8), respectively	(0.2)	(2.4)	5.8
Net other comprehensive income (loss)	67.3	58.6	(29.4)
Comprehensive income	$573.9	$557.8	$406.4
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in millions)
Balance, December 31, 2017	105.5	—	$1,424.6	$(40.2)	$(3.1)	$848.4	$2,229.7
Balance, January 1, 2018 (1)	105.5	—	1,424.6	(40.2)	(4.2)	849.5	2,229.7
Net income	—	—	—	—	—	435.8	435.8
Restricted stock, performance stock units, and other grants, net	0.5	—	26.2	—	—	—	26.2
Restricted stock surrendered (2)	(0.2)	—	—	(12.9)	—	—	(12.9)
Stock repurchase	(0.9)	—	(33.1)	—	—	(2.6)	(35.7)
Other comprehensive income, net	—	—	—	—	(29.4)	—	(29.4)
Balance, December 31, 2018	104.9	—	$1,417.7	$(53.1)	$(33.6)	$1,282.7	$2,613.7
Net income	—	—	—	—	—	499.2	499.2
Restricted stock, performance stock units, and other grants, net	0.6	—	26.3	—	—	—	26.3
Restricted stock surrendered (2)	(0.2)	—	—	(9.6)	—	—	(9.6)
Stock repurchase	(2.8)	—	(69.9)	—	—	(50.3)	(120.2)
Dividends paid	—	—	—	—	—	(51.3)	(51.3)
Other comprehensive loss, net	—	—	—	—	58.6	—	58.6
Balance, December 31, 2019	102.5	—	$1,374.1	$(62.7)	$25.0	$1,680.3	$3,016.7
Balance, January 1, 2020 (3)	102.5	—	1,374.1	(62.7)	25.0	1,655.4	2,991.8
Net income	—	—	—	—	—	506.6	506.6
Restricted stock, performance stock unit, and other grants, net	0.6	—	29.1	—	—	—	29.1
Restricted stock surrendered (2)	(0.2)	—	—	(8.4)	—	—	(8.4)
Stock repurchase	(2.1)	—	(12.3)	—	—	(59.3)	(71.6)
Dividends paid	—	—	—	—	—	(101.3)	(101.3)
Other comprehensive income, net	—	—	—	—	67.3	—	67.3
Balance, December 31, 2020	100.8	—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
(1)As adjusted for adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.
(2)Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
(3)As adjusted for adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The cumulative effect of adoption of this guidance at January 1, 2020 resulted in a decrease to retained earnings of $24.9 million due to an increase in the allowance for credit losses. See "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$506.6	$499.2	$435.8
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	123.6	19.3	25.0
Depreciation and amortization	22.9	18.5	14.3
Stock-based compensation	28.7	26.2	25.7
Deferred income taxes	(25.1)	(5.1)	(16.7)
Amortization of net premiums for investment securities	28.2	17.1	14.2
Amortization of tax credit investments	49.2	41.5	35.9
Amortization of operating lease right of use asset	11.7	10.5	—
Amortization of net deferred loan fees and net purchase premiums	(51.2)	(42.7)	(40.4)
Income from bank owned life insurance	(4.6)	(3.9)	(3.9)
(Gains) / Losses on:
Sales of investment securities	(0.2)	(3.1)	7.6
Assets measured at fair value, net	(3.8)	(5.1)	3.6
Sale of loans	1.7	(0.7)	(2.6)
BOLI	(5.6)	—	—
Sales / valuations of repossessed and other assets, net	(1.5)	3.8	—
Changes in other assets and liabilities, net	(10.4)	142.3	42.5
Net cash provided by operating activities	$670.2	$717.8	$541.0
Cash flows from investing activities:
Investment securities - AFS
Purchases	(2,966.2)	(927.6)	(520.7)
Principal pay downs and maturities	1,515.5	785.7	425.2
Proceeds from sales	156.6	150.4	154.4
Investment securities - HTM
Purchases	(182.7)	(131.4)	(56.6)
Principal pay downs and maturities	17.4	21.6	9.0
Proceeds from sales	—	10.0	—
Equity securities carried at fair value
Purchases	(34.5)	(32.7)	(71.7)
Redemption of principal (reinvestment of dividends)	7.6	14.6	(0.6)
Proceeds from sales	—	—	48.6
Purchase of investment tax credits	(132.2)	(141.7)	(109.6)
Purchase of other investments	(0.9)	(9.1)	(4.5)
Proceeds from bank owned life insurance, net	5.9	—	1.7
Net increase in loans	(5,897.2)	(3,429.0)	(2,586.7)
Purchase of premises, equipment, and other assets, net	(26.8)	(33.8)	(1.9)
Net cash used in investing activities	$(7,537.5)	$(3,723.0)	$(2,713.4)
Cash flows from financing activities:
Net increase in deposits	$9,134.0	$3,619.0	$2,204.9
Net proceeds from issuance of subordinated debt	221.9	—	—
Redemption of subordinated debt	(75.0)	—	—
Net increase (decrease) in other borrowings	4.3	(496.7)	97.4
Cash paid for tax withholding on vested restricted stock and other	(7.9)	(9.6)	(12.4)
Common stock repurchases	(71.6)	(120.2)	(35.7)
Cash dividends paid on common stock	(101.3)	(51.3)	—
Net cash provided by financing activities	$9,104.4	$2,941.2	$2,254.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,237.1	(64.0)	81.8
Cash, cash equivalents, and restricted cash at beginning of period	434.6	498.6	416.8
Cash, cash equivalents, and restricted cash at end of period	$2,671.7	$434.6	$498.6
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$108.6	$180.4	$113.5
Income taxes, net	44.2	(23.4)	18.8
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
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
Reference Rate Reform
In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR on December 31, 2021. Since the issuance of this guidance, the publication cessation of U.S. dollar LIBOR has been extended to June 30, 2023. The amendments in this Update provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform.
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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in order to clarify that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discount, or contract price alignment that is modified as a result of reference rate reform.
The amendments in these Updates are effective immediately for all entities and apply to contract modifications through December 31, 2022. The adoption of this accounting guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
The Company applied the prospective transition approach for loans purchased with credit deterioration that were previously classified as PCI and previously accounted for under ASC 310-30. In accordance with the new standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As of January 1, 2020, the amortized cost basis of the PCD loans was adjusted to reflect an allowance for credit losses of $3.3 million. The remaining noncredit discount (based on the adjusted amortized cost basis) related to PCD loans of $1.1 million will be accreted into interest income at the loan's effective interest rate as of January 1, 2020. The Company has elected not to maintain its pools of loans accounted for under ASC 310-30.
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

The following table summarizes the estimated allowance for credit losses related to financial assets and off-balance sheet credit exposures and the corresponding impacts on the deferred tax asset and retained earnings upon adoption of ASC 326:

	January 1, 2020
	Pre-ASC 326 Adoption	Post-ASC 326 Adoption	Impact of ASC 326 Adoption
	(in millions)
Assets:
Allowance for credit losses on HTM securities	$—	$2.6	$2.6
Allowance for credit losses on loans	167.8	186.9	19.1
Deferred tax asset	18.0	26.7	8.7
Liabilities:
Off-balance sheet credit exposures	$9.0	$24.0	$15.1
Equity:
Retained earnings	$1,680.3	$1,655.4	$(24.9)
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
Principles of consolidation
As of December 31, 2020, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Cash reserve requirements
Effective on March 26, 2020, the Board of Governors of the Federal Reserve System reduced the reserve requirement ratios to zero percent. Prior to this decision, depository institutions were required by law to maintain reserves against their transaction deposits. The Company's total reserve balance was approximately $164.1 million as of December 31, 2019.
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
Allowance for credit losses on loans
Prior to January 1, 2020, the allowance for credit losses on loans was based on incurred credit losses in accordance with accounting policies disclosed in "Note 1. Summary of Significant Accounting Policies" in the accompanying Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with determination of credit rating. All loans graded substandard or worse and all PCD loans, irrespective of credit rating, are assigned a reserve based on an individual evaluation. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals.
Loans that share similar risk characteristics with other loans
In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. The Company's primary portfolio segments have changed due to adoption of the amendments within ASU 2016-13 to align with the methodology applied in estimating the allowance for credit losses under CECL. Loans are designated into loan segments based on loans pooled by product types, business lines, and similar risk characteristics or areas of risk concentration. Accordingly, the loan portfolio segments discussed below are based upon CECL-defined shared risk characteristics and are not comparable to the segments reported prior to adoption of the new accounting guidance.
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
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the allowance for credit losses for each of the loan portfolio segments identified:
Warehouse lending
The warehouse lending portfolio segment consists of loans that have a monitored borrowing base to mortgage companies and similar lenders and are primarily structured as commercial and industrial loans. These loans are collateralized by real estate notes and mortgages or mortgage servicing rights and the borrowing base of these loans is tightly monitored and controlled by the Company. The primary support for the loan takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguish them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks, residential lending rates, prepayment assumptions, and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, and management judgment.
Municipal and nonprofit
The municipal and nonprofit portfolio segment consists of loans to local governments, government-operated utilities, special assessment districts, hospitals, schools and other nonprofits. These loans are generally, but not exclusively, entered into for the purpose of financing real estate investment or for refinancing existing debt and are primarily structured as commercial and industrial loans. Loans are supported by taxes or utility fees, and in some cases tax liens on real estate, operating revenue of the institution, or other collateral support the loans. Unemployment rates and the market valuation of residential properties have an effect on the tax revenues supporting these loans; however, these loans tend to be less cyclical in comparison to similar commercial loans as these loans rely on diversified tax bases. The Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information and historical municipal default rates.
Tech & Innovation
The Tech & Innovation portfolio segment is comprised of commercial loans that are originated within this business line and not collateralized by real estate. The source of repayment of these loans is generally expected to be the income that is generated from the business. The models used to estimate expected credit losses for this loan segment include a combination of a vendor model and an internally-developed model. These models incorporate both market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include the Dow Jones Index, credit spread between the BBB Bond Yield and 10-Year Treasury Bond Yield, unemployment rate, and CBOE VIX Index quarterly high. LGD and the prepayment rate assumption for EAD for this loan segment are driven by unemployment levels.
Other commercial and industrial
The other commercial and industrial segment is comprised of commercial and industrial loans that are not originated within the Company's specialty business lines and are not collateralized by real estate. The models used to estimate expected credit losses for this loan segment is the same as those used for the Tech & Innovation portfolio segment.

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
Hotel Franchise Finance
The Hotel Franchise Finance segment is comprised of loans that are originated within this business line and are collateralized by real estate, where the owner is not the primary tenant. These loans are typically entered into for the purpose of financing or the improvement of commercial investment properties. The primary source of repayment of these loans are the rents paid by tenants and where the sale of the property may provide secondary support for the loan. These loans are sensitive to the market valuation of CRE properties, rental rates, and general economic conditions. The vendor model used to estimate expected credit losses for this loan segment projects probabilities of default and exposure at default based on multiple macroeconomic scenarios by modeling how macroeconomic conditions affect the commercial real estate market. Real estate market factors utilized in this model include vacancy rate, rental growth rate, net operating income growth rate, and commercial property price changes for each specific property type. The model then incorporates loan and property-level characteristics including debt coverage, leverage, collateral size, seasoning, and property type. LGD for this loan segment is derived from a non-modeled approach that is driven by property appreciation and the prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
Other commercial real estate, non-owner occupied
The other commercial real estate, non-owner occupied segment is comprised of loans that are not originated within the Company's specialty business lines and are collateralized by real estate, where the owner is not the primary tenant. The model used to estimate expected credit losses for this loan segment is the same as the model used for the Hotel Franchise Finance portfolio segment.
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
Construction and land development
The construction and land portfolio segment is comprised of loans collateralized by land or real estate, which are entered into for the purpose of real estate development. The primary source of repayment of loans is the eventual sale or refinance of the completed project and where claims on the property provide secondary support for the loan. These loans are impacted by the market valuation of CRE and residential properties and general economic conditions that have a higher sensitivity to real estate markets compared to other real estate loans. Default risk of a property is driven by loan-specific drivers, including loan-to-value, maturity, origination date, and the MSA in which the property is located, among other items. The variables used in the internally-developed model include loan level drivers such as origination loan-to-value, loan maturity, and macroeconomic drivers such as property appreciation, MSA level unemployment rate, and national GDP growth. LGD for this loan segment is driven by property appreciation. The prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
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
(1)Depreciation is recorded over the lesser of the relevant 3 to 10-year term or the remaining life of the lease.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2020, 2019, or 2018.
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
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $465.8 million and $359.0 million as of December 31, 2020 and 2019, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Customer repurchase agreements
The Company enters into repurchase agreements with customers, whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction.
Stock compensation plans
The Company has the Incentive Plan, as amended, which is described more fully in "Note 10. Stockholders' Equity" of these Notes to Consolidated Financial Statements. Compensation expense on non-vested restricted stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Forfeitures are estimated at the time of the award grant and revised in subsequent periods if actual forfeitures differ from those estimates. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
The Company's performance stock units have a cumulative EPS target and a TSR performance measure component. The TSR component is a market-based performance condition that is separately valued as of the date of the grant. A Monte Carlo valuation model is used to determine the fair value of the TSR performance metric, which simulates potential TSR outcomes over the performance period and determines the payouts that would occur in each scenario. The resulting fair value of the TSR component is based on the average of these results. Compensation expense related to the TSR component is based on the fair value determination on the date of the grant and is not subsequently revised based on actual performance. Compensation expense on the EPS component for these awards is based on the fair value (market price of the Company's stock on the date of the grant) of the award. Compensation expense related to both the TSR and EPS components is recognized ratably over the service period of the award.
See "Note 10. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of stock awards.
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

Common stock repurchases
The Company has previously adopted common stock repurchase programs pursuant to which the Company has repurchased shares of its outstanding common stock, the most recent of which expired in December 2020. All shares repurchased under the plan were retired upon settlement. The Company has elected to allocate the excess of the repurchase price over the par value of its common stock between APIC and retained earnings, with the portion allocated to APIC limited to the amount of APIC that was recorded at the time that the shares were initially issued, which was calculated on a last-in, first-out basis.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2020 and 2019. The estimated fair value amounts for December 31, 2020 and 2019 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Loans
The fair value of loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third-party independent valuation. As a result, the fair value for loans is categorized as Level 3 in the fair value hierarchy.

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
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), as these deposits do not have a contractual term. The carrying amount for variable rate deposit accounts approximates their fair value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities is categorized as Level 2 in the fair value hierarchy.
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

Non-interest income
Non-interest income includes service charges and fees, income from equity investments, card income, foreign currency income, income from bank owned life insurance, lending related income, net gain or loss on sales of investment securities, net fair value gain or loss adjustments on assets measured at fair value, and other income. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided in accordance with ASC 606, Revenue from Contracts with Customers. Income from equity investments includes gains on equity warrant assets, SBIC equity income, and success fees. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. Foreign currency income represents fees earned on the differential between purchases and sales of foreign currency on behalf of the Company’s clients. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Net unrealized gains or losses on assets measured at fair value represent fair value changes in equity securities and are accounted for in accordance with ASC 321, Investments - Equity Securities. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Other income includes operating lease income, which is recognized on a straight-line basis over the lease term in accordance with ASC 842, Leases. Net gain or loss on sales/valuations of repossessed and other assets is presented as a component of non-interest expense, but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. See "Note 22. Revenue from Contracts with Customers" of these Notes to Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the standard.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$568.8	$43.0	$—	$611.8

Available-for-sale debt securities
CDO	$0.1	$6.8	$—	$6.9
CLO	146.9	—	—	146.9
Commercial MBS issued by GSEs	80.8	3.8	—	84.6
Corporate debt securities	271.1	4.8	(5.7)	270.2
Municipal (taxable) securities	22.0	0.5	—	22.5
Private label residential MBS	1,461.7	15.7	(0.5)	1,476.9
Residential MBS issued by GSEs	1,462.5	27.9	(3.8)	1,486.6
Tax-exempt	1,109.3	78.1	—	1,187.4
Trust preferred securities	32.0	—	(5.5)	26.5
Total AFS debt securities	$4,586.4	$137.6	$(15.5)	$4,708.5

Equity securities
CRA investments	$53.1	$0.3	$—	$53.4
Preferred stock	107.0	7.3	(0.4)	113.9
Total equity securities	$160.1	$7.6	$(0.4)	$167.3

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$485.1	$31.3	$(0.1)	$516.3

Available-for-sale debt securities
CDO	$—	$10.1	$—	$10.1
Commercial MBS issued by GSEs	95.1	0.4	(1.2)	94.3
Corporate debt securities	105.0	0.1	(5.2)	99.9
Municipal (taxable) securities	7.5	0.3	—	7.8
Private label residential MBS	1,130.0	3.5	(4.3)	1,129.2
Residential MBS issued by GSEs	1,406.6	9.3	(3.8)	1,412.1
Tax-exempt	530.7	24.6	(0.4)	554.9
Trust preferred securities	32.0	—	(5.0)	27.0
U.S. government sponsored agency securities	10.0	—	—	10.0
U.S. treasury securities	1.0	—	—	1.0
Total AFS debt securities	$3,317.9	$48.3	$(19.9)	$3,346.3

Equity securities
CRA investments	$52.8	$—	$(0.3)	$52.5
Preferred stock	82.5	3.9	(0.2)	86.2
Total equity securities	$135.3	$3.9	$(0.5)	$138.7
Securities with carrying amounts of approximately $778.0 million and $962.5 million at December 31, 2020 and 2019, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at December 31, 2020 and 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Corporate debt securities	$0.1	$17.3	$5.6	$94.3	$5.7	$111.6
Private label residential MBS	0.5	149.7	—	—	0.5	149.7
Residential MBS issued by GSEs	3.8	231.9	—	—	3.8	231.9
Trust preferred securities	—	—	5.5	26.5	5.5	26.5
Total AFS securities	$4.4	$398.9	$11.1	$120.8	$15.5	$519.7

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$0.1	$24.3	$—	$—	$0.1	$24.3

Available-for-sale debt securities
Commercial MBS issued by GSEs	$0.1	$9.0	$1.1	$54.6	$1.2	$63.6
Corporate debt securities	—	—	5.2	94.8	5.2	94.8
Private label residential MBS	1.8	337.3	2.5	258.8	4.3	596.1
Residential MBS issued by GSEs	1.7	385.7	2.1	150.4	3.8	536.1
Tax-exempt	0.4	67.2	—	—	0.4	67.2
Trust preferred securities	—	—	5.0	27.0	5.0	27.0
Total AFS securities	$4.0	$799.2	$15.9	$585.6	$19.9	$1,384.8
The total number of AFS securities in an unrealized loss position at December 31, 2020 is 49, compared to 158 at December 31, 2019.
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
Residential MBS issued by GSEs held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the year ended December 31, 2020.
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

As of December 31, 2020, no credit losses on the Company's corporate debt securities have been recognized. The Company's corporate debt securities continue to be highly rated, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions that are not considered to be credit-related issues. Further, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery.
The Company's private label residential MBS are non-agency collateralized mortgage obligations and primarily carry investment grade credit ratings as of December 31, 2020. These securities are secured by pools of residential mortgage loans. Credit losses have not been recognized on these securities as of December 31, 2020 as principal and interest payments on these securities continue to be made on a timely basis, credit support for these securities is considered adequate, and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to their anticipated recovery.
The Company's trust preferred securities are investment grade and the issuers continue to make timely principal and interest payments.
Based on the qualitative factors discussed above, no allowance for credit losses for the Company's AFS debt securities has been recognized as of December 31, 2020. Prior to adoption of ASC 326, no impairment charges on the Company's AFS securities were recognized during the years ended December 31, 2019 and 2018.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following tables present a rollforward by major security type of the allowance for credit losses for the Company's HTM debt securities:

	Year Ended December 31, 2020
	Balance,	Provision for Credit Losses	Writeoffs	Recoveries	Balance,
	January 1, 2020				December 31, 2020
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$2.7	$4.1	$—	$—	$6.8
Accrued interest receivable on HTM securities totaled $2.0 million at December 31, 2020 and is excluded from the estimate of credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2020 and 2019, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	December 31, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$568.8	$568.8

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$6.9	$—	$6.9
CLO	—	—	139.6	7.3	—	—	—	146.9
Commercial MBS issued by GSEs	—	84.6	—	—	—	—	—	84.6
Corporate debt securities	—	—	19.2	28.1	194.5	28.4	—	270.2
Municipal (taxable) securities	—	—	12.3	—	2.6	—	7.6	22.5
Private label residential MBS	1,385.5	—	90.1	0.1	0.3	0.9	—	1,476.9
Residential MBS issued by GSEs	—	1,486.6	—	—	—	—	—	1,486.6
Tax-exempt	44.3	57.3	454.7	599.3	—	—	31.8	1,187.4
Trust preferred securities	—	—	—	—	26.5	—	—	26.5
Total AFS securities (1)	$1,429.8	$1,628.5	$715.9	$634.8	$223.9	$36.2	$39.4	$4,708.5

Equity securities
CRA investments	$—	$27.8	$—	$—	$—	$—	$25.6	$53.4
Preferred stock	—	—	—	—	73.2	39.0	1.7	113.9
Total equity securities (1)	$—	$27.8	$—	$—	$73.2	$39.0	$27.3	$167.3
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2019
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$485.1	$485.1

Available-for-sale debt securities
CDO	$—	$—	$—	$—	$—	$10.1	$—	$10.1
Commercial MBS issued by GSEs	—	94.3	—	—	—	—	—	94.3
Corporate debt securities	—	—	—	66.5	33.4	—	—	99.9
Municipal (taxable) securities	—	—	—	—	—	—	7.8	7.8
Private label residential MBS	1,096.9	—	30.7	0.1	0.3	1.2	—	1,129.2
Residential MBS issued by GSEs	—	1,412.1	—	—	—	—	—	1,412.1
Tax-exempt	52.6	2.8	327.6	171.9	—	—	—	554.9
Trust preferred securities	—	—	—	—	27.0	—	—	27.0
U.S. government sponsored agency securities	—	10.0	—	—	—	—	—	10.0
U.S. treasury securities	—	1.0	—	—	—	—	—	1.0
Total AFS securities (1)	$1,149.5	$1,520.2	$358.3	$238.5	$60.7	$11.3	$7.8	$3,346.3

Equity securities
CRA investments	$—	$25.4	$—	$—	$—	$—	$27.1	$52.5
Preferred stock	—	—	—	—	82.8	2.1	1.3	86.2
Total equity securities (1)	$—	$25.4	$—	$—	$82.8	$2.1	$28.4	$138.7
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2020, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status or securities that are considered to be collateral-dependent as of December 31, 2020.
The amortized cost and fair value of the Company's debt securities as of December 31, 2020, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2020
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$7.3	$7.3
After one year through five years	17.1	17.5
After ten years	544.4	587.0
Total HTM securities	$568.8	$611.8

Available-for-sale
After one year through five years	$10.0	$10.3
After five years through ten years	425.1	425.1
After ten years	1,146.3	1,225.0
Mortgage-backed securities	3,005.0	3,048.1
Total AFS securities	$4,586.4	$4,708.5
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Available-for-sale securities
Gross gains	$0.4	$3.1	$8.1
Gross losses	(0.2)	—	(7.7)
Net gains on AFS securities	$0.2	$3.1	$0.4

Equity securities
Gross gains	$—	$—	$—
Gross losses	—	—	(8.0)
Net losses on equity securities	$—	$—	$(8.0)
During the year ended December 31, 2020, the Company did not have significant investment security sale activity.
During the year ended December 31, 2019, the Company sold certain AFS securities as part of a portfolio re-balancing initiative. These securities had a carrying value of $147.2 million and a net gain of $3.1 million was recognized on the sale of these securities. In addition, the Company also sold one of its securities classified as HTM. The security had a par value of $10.0 million and no gain or loss was realized upon the sale. The sale of this HTM security was made as a result of significant deterioration in the issuer’s creditworthiness, representative of a change in circumstance contemplated in ASC 320-10-25 that would not call into question the Company’s intent to hold other debt securities to maturity in the future. Accordingly, management concluded that the Company’s remaining HTM securities continue to be appropriately classified as such.
During the year ended December 31, 2018, the Company sold certain AFS securities with a carrying value of $119.8 million and recognized a loss on sale of these securities of $7.7 million. The sales resulted from management’s review of its investment portfolio, which led to its decision to sell lower yielding securities and reinvest in securities with higher yields and shorter durations.

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, the Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Accordingly, the Company's financial results for 2020 are presented in accordance with ASC 326 while prior period amounts have not been adjusted and continue to be reported in accordance with legacy GAAP. For a detailed discussion of the impact of adoption of ASU 2016-13 and information related to loans and credit quality, including accounting policies and methodologies used to estimate the allowance for credit losses on loans, see "Note 1. Summary of Significant Accounting Policies."
The Company's primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL. In addition, as the concept of impaired loans does not exist under CECL, disclosures that related solely to impaired loans have been removed.
The composition of the Company's held for investment loan portfolio is as follows:

December 31, 2020
(in millions)
Warehouse lending	$4,340.2
Municipal & nonprofit	1,728.8
Tech & Innovation	2,548.3
Other commercial and industrial	5,911.2
CRE - owner occupied	1,909.3
Hotel Franchise Finance	1,983.9
Other CRE - non-owned occupied	3,640.2
Residential	2,378.5
Construction and land development	2,429.4
Other	183.2
Total loans HFI	27,053.0
Allowance for credit losses	(278.9)
Total loans HFI, net of allowance	$26,774.1

December 31, 2019
(in millions)
Commercial and industrial	$9,382.0
Commercial real estate - non-owner occupied	5,245.6
Commercial real estate - owner occupied	2,316.9
Construction and land development	1,952.2
Residential real estate	2,147.7
Consumer	57.1
Loans, net of deferred loan fees and costs	21,101.5
Allowance for credit losses	(167.8)
Total loans HFI	$20,933.7
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $75.4 million and $47.7 million reduced the carrying value of loans as of December 31, 2020 and 2019, respectively. Net unamortized purchase premiums on acquired and purchased loans of $26.0 million and $19.6 million increased the carrying value of loans as of December 31, 2020 and 2019, respectively.
As of December 31, 2019, the Company also had $21.8 million of HFS loans.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	December 31, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Warehouse lending	$—	$—	$—	$—
Municipal & nonprofit	1.9	—	1.9	—
Tech & Innovation	9.6	3.9	13.5	—
Other commercial and industrial	10.9	6.3	17.2	—
CRE - owner occupied	34.5	—	34.5	—
Hotel Franchise Finance	—	—	—	—
Other CRE - non-owned occupied	36.5	—	36.5	—
Residential	11.4	—	11.4	—
Construction and land development	—	—	—	—
Other	0.1	0.1	0.2	—
Total	$104.9	$10.3	$115.2	$—

	December 31, 2019
	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual
	(in millions)
Commercial and industrial	$19.1	$5.4	$24.5	$—
Commercial real estate
Owner occupied	4.4	0.1	4.5	—
Non-owner occupied	7.3	11.9	19.2	—
Multi-family	—	—	—	—
Construction and land development
Construction	2.2	—	2.2	—
Land	—	—	—	—
Residential real estate	1.2	4.4	5.6	—
Consumer	—	—	—	—
Total	$34.2	$21.8	$56.0	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $5.0 million, $2.2 million, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table presents an aging analysis of past due loans by loan portfolio segment:

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$—	$—	$—	$4,340.2
Municipal & nonprofit	1,728.8	—	—	—	—	1,728.8
Tech & Innovation	2,548.3	—	—	—	—	2,548.3
Other commercial and industrial	5,911.0	0.2	—	—	0.2	5,911.2
CRE - owner occupied	1,909.3	—	—	—	—	1,909.3
Hotel Franchise Finance	1,983.9	—	—	—	—	1,983.9
Other CRE - non-owned occupied	3,640.2	—	—	—	—	3,640.2
Residential	2,368.0	9.1	1.4	—	10.5	2,378.5
Construction and land development	2,429.4	—	—	—	—	2,429.4
Other	182.7	0.4	0.1	—	0.5	183.2
Total loans	$27,041.8	$9.7	$1.5	$—	$11.2	$27,053.0

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Commercial and industrial	$9,376.3	$2.5	$0.7	$2.5	$5.7	$9,382.0
Commercial real estate
Owner occupied	2,316.2	0.6	—	0.1	0.7	2,316.9
Non-owner occupied	5,007.6	4.7	—	11.9	16.6	5,024.2
Multi-family	221.4	—	—	—	—	221.4
Construction and land development
Construction	1,177.0	—	—	—	—	1,177.0
Land	775.2	—	—	—	—	775.2
Residential real estate	2,134.4	7.6	1.7	4.0	13.3	2,147.7
Consumer	57.1	—	—	—	—	57.1
Total loans	$21,065.2	$15.4	$2.4	$18.5	$36.3	$21,101.5

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis is performed on a quarterly basis. The risk rating categories are described in "Note 1. Summary of Significant Accounting Policies." The following tables present risk ratings as of December 31, 2020 by loan portfolio segment:

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
Warehouse lending
Pass	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2

Municipal & nonprofit
Pass	$219.3	$156.6	$81.6	$231.2	$129.1	$905.6	$3.5	$1,726.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	1.9	—	—	—	1.9
Total	$219.3	$156.6	$81.6	$233.1	$129.1	$905.6	$3.5	$1,728.8

Tech & Innovation
Pass	$609.7	$207.4	$76.9	$2.0	$0.9	$—	$1,608.8	$2,505.7
Special mention	10.7	4.6	—	—	—	—	—	15.3
Classified	25.2	2.0	—	—	—	—	0.1	27.3
Total	$645.6	$214.0	$76.9	$2.0	$0.9	$—	$1,608.9	$2,548.3

Other commercial and industrial
Pass	$2,069.5	$819.8	$447.7	$250.7	$99.7	$114.6	$1,935.7	$5,737.7
Special mention	2.2	52.1	32.1	22.1	1.7	0.2	34.3	144.7
Classified	0.9	8.4	3.2	1.6	9.7	0.8	4.2	28.8
Total	$2,072.6	$880.3	$483.0	$274.4	$111.1	$115.6	$1,974.2	$5,911.2

CRE - owner occupied
Pass	$252.2	$307.1	$302.1	$402.4	$148.4	$323.5	$39.5	$1,775.2
Special mention	0.9	12.4	9.3	24.3	4.4	10.5	22.4	84.2
Classified	1.4	7.5	4.8	8.5	6.2	19.5	2.0	49.9
Total	$254.5	$327.0	$316.2	$435.2	$159.0	$353.5	$63.9	$1,909.3

Hotel Franchise Finance
Pass	$161.6	$792.0	$464.1	$139.9	$—	$101.5	$162.6	$1,821.7
Special mention	—	32.7	56.9	27.3	—	18.2	—	135.1
Classified	8.9	—	—	12.6	2.1	3.5	—	27.1
Total	$170.5	$824.7	$521.0	$179.8	$2.1	$123.2	$162.6	$1,983.9

Other CRE - non-owned occupied
Pass	$1,032.6	$912.5	$560.8	$384.3	$164.7	$208.4	$281.0	$3,544.3
Special mention	1.4	—	7.0	5.4	1.0	7.4	—	22.2
Classified	7.4	26.4	—	20.3	6.5	13.1	—	73.7
Total	$1,041.4	$938.9	$567.8	$410.0	$172.2	$228.9	$281.0	$3,640.2

Residential
Pass	$759.5	$869.3	$402.0	$108.9	$113.8	$74.1	$39.5	$2,367.1
Special mention	—	—	—	—	—	—	—	—
Classified	—	4.4	5.9	1.1	—	—	—	11.4
Total	$759.5	$873.7	$407.9	$110.0	$113.8	$74.1	$39.5	$2,378.5

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
Construction and land development
Pass	$677.8	$704.2	$429.6	$15.4	$1.2	$15.0	$537.4	$2,380.6
Special mention	8.5	0.4	38.0	—	—	—	0.4	47.3
Classified	—	—	1.5	—	—	—	—	1.5
Total	$686.3	$704.6	$469.1	$15.4	$1.2	$15.0	$537.8	$2,429.4

Other
Pass	$21.1	$15.6	$14.5	$5.8	$1.8	$75.8	$45.7	$180.3
Special mention	—	—	0.1	1.7	—	0.5	—	2.3
Classified	—	0.1	0.2	—	0.1	0.2	—	0.6
Total	$21.1	$15.7	$14.8	$7.5	$1.9	$76.5	$45.7	$183.2

Total by Risk Category
Pass	$5,938.5	$4,784.5	$2,780.2	$1,542.2	$659.7	$1,818.5	$8,856.1	$26,379.7
Special mention	23.7	102.2	143.4	80.8	7.1	36.8	57.1	451.1
Classified	43.8	48.8	15.6	46.0	24.6	37.1	6.3	222.2
Total	$6,006.0	$4,935.5	$2,939.2	$1,669.0	$691.4	$1,892.4	$8,919.5	$27,053.0

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in millions)
Commercial and industrial	$9,265.8	$65.9	$49.9	$0.4	$—	$9,382.0
Commercial real estate
Owner occupied	2,265.5	9.6	41.8	—	—	2,316.9
Non-owner occupied	4,913.0	64.2	47.0	—	—	5,024.2
Multi-family	221.4	—	—	—	—	221.4
Construction and land development
Construction	1,157.3	17.6	2.1	—	—	1,177.0
Land	773.8	1.4	—	—	—	775.2
Residential real estate	2,141.3	0.4	6.0	—	—	2,147.7
Consumer	57.1	—	—	—	—	57.1
Total	$20,795.2	$159.1	$146.8	$0.4	$—	$21,101.5

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in millions)
Current (up to 29 days past due)	$20,785.1	$159.0	$120.9	$0.2	$—	$21,065.2
Past due 30 - 59 days	8.2	0.1	7.1	—	—	15.4
Past due 60 - 89 days	1.5	—	0.9	—	—	2.4
Past due 90 days or more	0.4	—	17.9	0.2	—	18.5
Total	$20,795.2	$159.1	$146.8	$0.4	$—	$21,101.5
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

As of December 31, 2020, the Company's TDR loans totaled $61.6 million. During the year ended December 31, 2020, the Company had 17 new TDR loans with a recorded investment of $37.3 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans. The Company has an allowance of $2.7 million allocated to these loans as of December 31, 2020 and has committed to lend additional amounts totaling $0.6 million.
The following table presents TDR loans for the periods presented:

	December 31, 2020
	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & Innovation	4	$20.4
Other commercial and industrial	9	22.9
CRE - owner occupied	4	2.6
Hotel Franchise Finance	2	5.5
Other CRE - non-owned occupied	3	10.2
Total	22	$61.6
During the year ended December 31, 2019, the Company had nine new TDR loans with a recorded investment of $42.0 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans. As of December 31, 2019, commitments outstanding on TDR loans totaled $0.2 million.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the year ended December 31, 2020, there were three loans, two CRE owner occupied and one CRE non-owner occupied, with a recorded investment of $5.8 million for which there was a payment default within 12 months following the modification. There was no increase to the allowance for credit losses or a writeoff that resulted from these TDR redefaults during the year ended December 31, 2020. During the year ended December 31, 2019, there were two TDR loans with a recorded investment of $0.4 million for which there was a payment default.
The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers include extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of December 31, 2020, the Company has outstanding modifications meeting these conditions on loans with a net balance of $538.3 million as of December 31, 2020, of which, modifications involving loan payment deferrals total $190.0 million. Further, residential mortgage loans in forbearance have a net balance of $77.1 million as of December 31, 2020.
The terms of certain other loans were modified during the year ended December 31, 2020 that did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties prior to the pandemic or a delay in a payment that was considered to be insignificant.

Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2020:

	December 31, 2020
	Real Estate Collateral	Other Collateral	Total
	(in millions)
Warehouse lending	$—	$—	$—
Municipal & nonprofit	—	—	—
Tech & Innovation	—	27.3	27.3
Other commercial and industrial	—	23.6	23.6
CRE - owner occupied	42.6	—	42.6
Hotel Franchise Finance	27.1	—	27.1
Other CRE - non-owned occupied	73.7	—	73.7
Residential	—	—	—
Construction and land development	1.5	—	1.5
Other	—	0.4	0.4
Total	$144.9	$51.3	$196.2
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether because of a general deterioration or some other reason during the period ended December 31, 2020.

Allowance for Credit Losses
Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's loans held for investment portfolio as of December 31, 2020.
The below tables reflect the activity in the allowance for credit losses for loans held for investment by loan portfolio segment:

	Year Ended December 31, 2020
	Balance,	Provision for (Reversal of) Credit Losses	Writeoffs	Recoveries	Balance,
	January 1, 2020				December 31, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.2	$3.2	$—	$—	$3.4
Municipal & nonprofit	17.4	(1.5)	—	—	15.9
Tech & Innovation	22.4	24.0	11.1	—	35.3
Other commercial and industrial	95.8	1.8	6.4	(3.5)	94.7
CRE - owner occupied	10.4	8.3	0.2	(0.1)	18.6
Hotel Franchise Finance	14.1	29.2	—	—	43.3
Other CRE - non-owned occupied	10.5	29.8	2.1	(1.7)	39.9
Residential	3.8	(3.1)	0.3	(0.4)	0.8
Construction and land development	6.2	15.7	—	(0.1)	22.0
Other	6.1	(0.9)	0.3	(0.1)	5.0
Total	$186.9	$106.5	$20.4	$(5.9)	$278.9
(1)Includes an estimate of future recoveries.
Accrued interest receivable on loans totaled $142.1 million at December 31, 2020 and is excluded from the estimate of credit losses.

	Year Ended December 31, 2019
	December 31, 2018	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	December 31, 2019
	(in millions)
Construction and land development	$22.5	$0.1	$(0.1)	$1.4	$23.9
Commercial real estate	34.8	0.1	(0.9)	11.7	47.3
Residential real estate	11.3	0.6	(0.4)	2.6	13.7
Commercial and industrial	83.1	8.1	(4.3)	3.0	82.3
Consumer	1.0	0.1	—	(0.3)	0.6
Total	$152.7	$9.0	$(5.7)	$18.4	$167.8
In addition to the allowance for credit losses on funded loan balances, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities on the consolidated balance sheets.
The below tables reflect the activity in the allowance for credit losses on unfunded loan commitments:

	Year Ended December 31,
	2020	2019
	(in millions)
Balance, beginning of period	$9.0	$8.2
Beginning balance adjustment from adoption of CECL	15.1	—
Provision for credit losses	12.9	0.8
Balance, end of period	$37.0	$9.0

The following tables disaggregate the Company's allowance for credit losses and loan balance by measurement methodology:

	December 31, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$4,340.2	$3.4	$—	$3.4
Municipal & nonprofit	1,726.9	1.9	1,728.8	15.9	—	15.9
Tech & Innovation	2,521.1	27.2	2,548.3	31.4	3.9	35.3
Other commercial and industrial	5,883.1	28.1	5,911.2	90.3	4.4	94.7
CRE - owner occupied	1,857.9	51.4	1,909.3	18.6	—	18.6
Hotel Franchise Finance	1,927.0	56.9	1,983.9	40.4	2.9	43.3
Other CRE - non-owned occupied	3,553.6	86.6	3,640.2	39.9	—	39.9
Residential	2,367.1	11.4	2,378.5	0.8	—	0.8
Construction and land development	2,427.9	1.5	2,429.4	22.0	—	22.0
Other	182.6	0.6	183.2	5.0	—	5.0
Total	$26,787.4	$265.6	$27,053.0	$267.7	$11.2	$278.9

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Consumer	Total Loans
	(in millions)
Loans as of December 31, 2019:
Recorded Investment
Impaired loans with an allowance recorded	$—	$11.9	$6.9	$—	$2.2	$—	$21.0
Impaired loans with no allowance recorded	17.7	23.6	42.1	5.6	6.3	—	95.3
Total loans individually evaluated for impairment	17.7	35.5	49.0	5.6	8.5	—	116.3
Loans collectively evaluated for impairment	2,296.4	5,159.9	9,333.0	2,142.1	1,943.7	57.1	20,932.2
Loans acquired with deteriorated credit quality	2.8	50.2	—	—	—	—	53.0
Total recorded investment	$2,316.9	$5,245.6	$9,382.0	$2,147.7	$1,952.2	$57.1	$21,101.5
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$12.0	$9.8	$—	$2.3	$—	$24.1
Impaired loans with no allowance recorded	18.7	24.7	43.8	5.7	6.4	0.1	99.4
Total loans individually evaluated for impairment	18.7	36.7	53.6	5.7	8.7	0.1	123.5
Loans collectively evaluated for impairment	2,297.1	5,177.5	9,312.1	2,113.9	1,963.1	57.4	20,921.1
Loans acquired with deteriorated credit quality	3.6	60.2	—	0.1	—	—	63.9
Total unpaid principal balance	$2,319.4	$5,274.4	$9,365.7	$2,119.7	$1,971.8	$57.5	$21,108.5
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$1.2	$1.1	$—	$0.5	$—	$2.8
Impaired loans with no allowance recorded	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	1.2	1.1	—	0.5	—	2.8
Loans collectively evaluated for impairment	13.8	32.1	81.3	13.7	23.4	0.6	164.9
Loans acquired with deteriorated credit quality	—	0.1	—	—	—	—	0.1
Total allowance for credit losses	$13.8	$33.4	$82.4	$13.7	$23.9	$0.6	$167.8
Loan Purchases and Sales
The following tables present loan purchases by portfolio segment:

Year Ended December 31, 2020
(in millions)
Warehouse lending	$99.4
Municipal & nonprofit	50.6
Tech & Innovation	808.5
Other commercial and industrial	382.4
Other CRE - non-owned occupied	44.0
Residential	1,317.5
Other	6.0
Total	$2,708.4
There were no loans purchased with more-than-insignificant deterioration in credit quality during the year ended December 31, 2020.

	Year Ended December 31,
	2019	2018
	(in millions)
Commercial and industrial	$1,014.9	$690.1
Commercial real estate - non-owner occupied	49.2	—
Construction and land development	34.5	27.5
Residential real estate	1,434.8	883.2
Total	$2,533.4	$1,600.8
The following table presents loan sales:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Carrying value	$77.3	$99.0	$66.5
Gain on sale	1.7	0.7	2.6

4. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2020	2019
	(in millions)
Bank premises	$92.0	$91.6
Land and improvements	33.0	32.9
Furniture, fixtures, and equipment	68.2	53.6
Leasehold improvements	29.7	28.5
Construction in progress	17.4	10.4
Total	240.3	217.0
Accumulated depreciation and amortization	(106.2)	(91.2)
Premises and equipment, net	$134.1	$125.8
5. LEASES
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. As of December 31, 2020, the Company's operating lease ROU asset and operating lease liability totaled $72.5 million and $79.9 million, respectively. A weighted average discount rate of 2.80% was used in the measurement of the ROU asset and lease liability as of December 31, 2020.

The Company's leases have remaining lease terms of one to 10 years, with a weighted average lease term of 7.7 years at December 31, 2020. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of December 31, 2020.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2020:

(in millions)
2021	$12.5
2022	11.3
2023	12.0
2024	11.1
2025	10.6
Thereafter	32.3
Total lease payments	$89.8
Less: imputed interest	9.9
Total present value of lease liabilities	$79.9
The Company also has additional operating leases for increased space at its corporate headquarters and another office location that have not yet commenced as of December 31, 2020. The aggregate future commitment related to the additional leases total $13.3 million. These operating leases will commence within the next 12 months and will have lease terms between six and ten years.
Total operating lease costs of $14.0 million and other lease costs of $3.9 million, which include common area maintenance, parking, and taxes during the year ended December 31, 2020, were included as part of occupancy expense. Short-term lease costs were not material for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, rent expense associated with the Company's operating leases totaled $12.9 million and $11.0 million, respectively.
The below table shows the supplemental cash flow information related to the Company's operating leases for the year ended December 31, 2020:

(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$13.0
Right-of-use assets obtained in exchange for new operating lease liabilities	11.8

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million as of December 31, 2020.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. While the Company’s stock price has experienced volatility and periodic declines in value during the pandemic, management did not consider this decline to be a triggering event that would indicate that an interim goodwill impairment test was necessary during 2020. Based on the Company's annual goodwill and intangibles impairment tests as of October 1 during the years ended December 31, 2020, 2019, and 2018, it was determined that goodwill and intangible assets are not impaired.
The following is a summary of the Company's acquired intangible assets:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposit intangibles	$14.6	$8.8	$5.8	$14.6	$7.3	$7.3
Customer relationship intangibles	2.5	0.1	2.4	—	—	—
	$17.1	$8.9	$8.2	$14.6	$7.3	$7.3

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in millions)
Not subject to amortization
Trade name	$0.4	$—	$0.4	$0.4	$—	$0.4
As of December 31, 2020, the Company's core deposit and customer relationship intangible assets had a weighted average estimated useful life of 4.6 years. The Company's core deposit intangible assets consist of those acquired in the acquisition of Bridge and are being amortized using an accelerated amortization method over a period of 10 years. The Company's customer relationship intangible assets relates to the purchase of a residential mortgage conduit platform during 2020 that is being amortized on a straight-line basis over a period of five years. Amortization expense recognized on amortizable intangibles totaled $1.6 million for each of the years ended December 31, 2020, 2019, and 2018.
Below is a summary of future estimated aggregate amortization expense:

December 31, 2020
(in millions)
2021	$1.9
2022	1.9
2023	1.8
2024	1.7
2025	0.9
Total	$8.2

7. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2020	2019
	(in millions)
Non-interest-bearing demand deposits	$13,463.3	$8,537.9
Interest-bearing transaction accounts	4,396.4	2,760.9
Savings and money market accounts	12,413.4	9,120.8
Time certificates of deposit ($250,000 or more)	602.0	1,426.1
Other time deposits	1,055.4	950.8
Total deposits	$31,930.5	$22,796.5
The summary of the contractual maturities for all time deposits as of December 31, 2020 is as follows:

December 31,
(in millions)
2021	$1,515.8
2022	131.8
2023	6.5
2024	2.4
2025	0.9
Total	$1,657.4
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2020 and 2019, the Company had $496.4 million and $407.7 million, respectively, of reciprocal CDARS deposits and $1.3 billion and $661.8 million, respectively, of ICS deposits. At December 31, 2020 and 2019, the Company had $554.8 million and $1.1 billion, respectively, of wholesale brokered deposits. In addition, non-interest-bearing deposits for which the Company provides account holders with earnings credits or referral fees totaled $5.9 billion and $3.1 billion at December 31, 2020 and 2019, respectively. The Company incurred $17.0 million and $30.5 million in deposit related costs on these deposits during the years ended December 31, 2020 and 2019, respectively.

8. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in millions)
Short-Term:
Federal funds purchased	$—	$—
FHLB advances	5.0	—
Total short-term borrowings	$5.0	$—
The Company maintains federal fund lines of credit totaling $2.5 billion as of December 31, 2020, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of December 31, 2020, and 2019 there were no outstanding balances on the Company's federal fund lines of credit.
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company has a PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $1.5 billion in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down. At December 31, 2020, the Company had no amounts outstanding under its line of credit or its PPP lending facility with the FRB and had $5.0 million in borrowings under its lines of credit with the FHLB. As of December 31, 2020 and 2019, the Company had additional available credit with the FHLB of approximately $4.0 billion and $4.5 billion, respectively, and with the FRB of approximately $2.7 billion and $1.1 billion, respectively.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $16.0 million and $16.7 million as of December 31, 2020 and 2019, respectively. The weighted average rate on customer repurchase agreements was 0.15% as of December 31, 2020 and 2019, respectively.
9. QUALIFYING DEBT
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
In June 2015, WAB issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt is currently redeemable by WAB, in whole or in part, for a price equal to the principal amount plus accrued and unpaid interest. The subordinated debt had a fixed interest rate of 5.00% through June 30, 2020, which then converted to a variable rate of 3.20% plus three-month LIBOR through maturity. On October 15, 2020, WAB redeemed $75 million of this subordinated debt issuance.
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $469.8 million and $319.2 million at December 31, 2020 and 2019, respectively.

Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
The Company's junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2020	2019
At fair value		(in millions)
BankWest Nevada Capital Trust II	2033	$15.5	$15.5
Intermountain First Statutory Trust I	2034	10.3	10.3
First Independent Statutory Trust I	2035	7.2	7.2
WAL Trust No. 1	2036	20.6	20.6
WAL Statutory Trust No. 2	2037	5.2	5.2
WAL Statutory Trust No. 3	2037	7.7	7.7
Total contractual balance		66.5	66.5
FVO on junior subordinated debt		(0.6)	(4.8)
Junior subordinated debt, at fair value		$65.9	$61.7
At amortized cost
Bridge Capital Holdings Trust I	2035	$12.4	$12.4
Bridge Capital Holdings Trust II	2036	5.1	5.1
Total contractual balance		17.5	17.5
Purchase accounting adjustment, net of accretion (1)		(4.5)	(4.8)
Junior subordinated debt, at amortized cost		$13.0	$12.7

Total junior subordinated debt		$78.9	$74.4
(1)The purchase accounting adjustment is being accreted over the remaining life of the trusts, pursuant to accounting guidance.
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
The weighted average interest rate of all junior subordinated debt as of December 31, 2020 was 2.58%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 4.25% at December 31, 2019.
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

10. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to $11.8 million in stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2020 were $3.4 million.
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2020 were fully vested on July 1, 2020. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. Stock compensation expense related to restricted stock awards granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the year ended December 31, 2020, the Company recognized $20.3 million in stock-based compensation expense related to these stock grants, compared to $17.4 million in 2019, and $16.6 million in 2018.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the years ended December 31, 2020 and 2019, however expense is still being recognized for a grant made in 2017 with a four-year vesting period. For the year ended December 31, 2020, the Company recognized $1.2 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $1.9 million in 2019, and $2.5 million in 2018.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions, except per share amounts)
Balance, beginning of period	1.0	$49.98	1.0	$47.53
Granted	0.4	51.53	0.5	46.04
Vested	(0.4)	51.86	(0.4)	39.60
Forfeited	0.0	49.79	(0.1)	50.80
Balance, end of period	1.0	$50.12	1.0	$49.98
The total weighted average grant date fair value of all stock awards, including the performance-based restricted stock awards, granted during the years ended December 31, 2020, 2019, and 2018 was $22.7 million, $23.7 million, and $24.7 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2020, 2019, and 2018 was $19.6 million, $21.3 million, and $27.4 million, respectively.
As of December 31, 2020, there was $21.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.

Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2020, the Company recognized $7.1 million in stock-based compensation expense related to these performance stock units, compared to $6.9 million and $6.4 million in stock-based compensation expense for such units in 2019 and 2018, respectively.
The three-year performance period for the 2018 grant ended on December 31, 2020, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 152,418 shares will become fully vested and distributed to executive management in the first quarter of 2021.
The three-year performance period for the 2017 grant ended on December 31, 2019, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 136,334 shares became fully vested and was distributed to executive management in the first quarter of 2020.
Common Stock Repurchase
The Company's common stock repurchase program was renewed through December 2020, authorizing the Company to repurchase up to $250.0 million of its outstanding common stock. Effective April 17, 2020, the Company temporarily suspended its stock repurchase program. Prior to this decision and pursuant to the repurchase plan, the Company repurchased 2,066,479 shares of its common stock at a weighted average price of $34.65 for a total payment of $71.6 million. During the year ended December 31, 2019, the Company repurchased 2,822,402 shares of its common stock at a weighted average price of $42.53 for a total payment of $120.2 million.
Cash Dividend
During the year ended December 31, 2020, the Company declared and paid a quarterly cash dividend of $0.25 per share, for a total dividend payment to shareholders of $101.3 million. During the year ended December 31, 2019, the Company declared and paid two quarterly cash dividend of $0.25 per share, for a total dividend payment to shareholders of $51.3 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the year ended December 31, 2020, the Company purchased treasury shares of 165,489 at a weighted average price of $50.80 per share, compared to 210,657 shares at a weighted average price per share of $45.80 in 2019, and 223,125 shares at a weighted average price per share of $57.88 in 2018.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2017	$(10.0)	$0.4	$6.4	$0.1	$(3.1)
Balance, January 1, 2018 (1)	(12.5)	0.5	7.7	0.1	(4.2)
Other comprehensive income (loss) before reclassifications	(40.8)	(0.1)	5.7	—	(35.2)
Amounts reclassified from AOCI	5.8	—	—	—	5.8
Net current-period other comprehensive income (loss)	(35.0)	(0.1)	5.7	—	(29.4)
Balance, December 31, 2018	$(47.5)	$0.4	$13.4	$0.1	$(33.6)
Other comprehensive (loss) income before reclassifications	71.2	(0.4)	(9.8)	—	61.0
Amounts reclassified from accumulated other comprehensive income	(2.3)	—	—	(0.1)	(2.4)
Net current-period other comprehensive (loss) income	68.9	(0.4)	(9.8)	(0.1)	58.6
Balance, December 31, 2019	$21.4	$—	$3.6	$—	$25.0
Other comprehensive income (loss) before reclassifications	70.9	(0.3)	(3.1)	—	67.5
Amounts reclassified from AOCI	(0.2)	—	—	—	(0.2)
Net current-period other comprehensive income (loss)	70.7	(0.3)	(3.1)	—	67.3
Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$—	$92.3
(1)    As adjusted for adoption of ASU 2016-01 and ASU 2018-02. The cumulative effect of adoption of this guidance at January 1, 2018 resulted in an increase to retained earnings of $1.1 million and a corresponding decrease to accumulated other comprehensive income.
The following table presents reclassifications out of accumulated other comprehensive income:

	Year Ended December 31,
Income Statement Classification	2020	2019	2018
	(in millions)
Gain (loss) on sales of investment securities, net	$0.2	$3.1	$(7.6)
Income tax (expense) benefit	—	(0.7)	1.8
Net of tax	$0.2	$2.4	$(5.8)

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
As of December 31, 2020, 2019, and 2018, the Company does not have any outstanding cash flow hedges.
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
During the year ended December 31, 2020, the Company entered into interest rate swap contracts, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (Federal Funds rate). These last-of-layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Under these interest rate swap contracts, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount.
The Company has also entered into receive fixed/pay variable interest rate swaps, designated as fair value hedges on its fixed rate 2015 and 2016 subordinated debt offerings. As a result, the Company was paying a floating rate of three-month LIBOR plus 3.16% and was receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. In July 2020, the interest payment on this subordinated debt issuance converted from a fixed rate to a floating rate, at which time, the Company unwound this swap. For the fair value hedge on the Parent's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three-month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
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

As of December 31, 2020 and 2019, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2020		December 31, 2019
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans - HFI, net of deferred loan fees and costs (2)	$1,587.1	$85.5	$578.1	$53.3
Qualifying debt	(247.6)	(2.7)	(319.2)	0.4
(1)    Included in the carrying value of the hedged assets/(liabilities)
(2)    The Company designated $1.0 billion as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.9 billion as of December 31, 2020) in this last-of-layer hedging relationship, which commenced in the fourth quarter of 2020.The cumulative basis adjustment included in the carrying value of these hedged items totaled $0.6 million as of December 31, 2020.
For the Company's derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans, the gain or loss on the hedged item is included in interest income and for subordinated debt, the gain or loss on the hedged item is included in interest expense, as shown in the table below.

	Year Ended December 31,
	2020		2019		2018
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$(32.2)	$32.2	$(30.3)	$30.3	$18.8	$(18.8)
Interest expense	3.1	(3.1)	19.3	(19.3)	(9.7)	9.7
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of December 31, 2020, 2019, and 2018. The change in the notional amounts of these derivatives from December 31, 2018 to December 31, 2020 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2020			December 31, 2019			December 31, 2018
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$1,689.9	$3.3	$86.1	$863.0	$1.8	$55.5	$965.7	$2.2	$44.9
Total	1,689.9	3.3	86.1	863.0	1.8	55.5	965.7	2.2	44.9
Netting adjustments (2)	—	0.6	0.6	—	0.0	0.0	—	2.2	2.2
Net derivatives in the balance sheet	$1,689.9	$2.7	$85.5	$863.0	$1.8	$55.5	$965.7	$—	$42.7

Derivatives not designated as hedging instruments:
Foreign currency contracts	$119.2	$0.7	$1.2	$6.7	$0.0	$0.0	$49.7	$0.5	$0.2
Interest rate swaps	3.5	0.2	0.2	2.9	0.1	0.1	2.4	0.0	0.0
Total	$122.7	$0.9	$1.4	$9.6	$0.1	$0.1	$52.1	$0.5	$0.2

(1)Interest rate swap amounts include a notional amount of $1.0 billion related to the last-of-layer hedges.
(2)Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties exceeded its net derivative liabilities as of December 31, 2020, December 31, 2019, and December 31, 2018, resulting in excess collateral postings of $31.7 million, $29.2 million, and $7.6 million, respectively.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	December 31,
	2020	2019	2018
	(in millions)
Largest gross exposure (derivative asset) to an individual counterparty	$2.7	$1.8	$1.4
Collateral posted by this counterparty	—	1.6	—
Derivative liability with this counterparty	—	—	23.9
Collateral pledged to this counterparty	—	—	25.8
Net exposure after netting adjustments and collateral	$2.7	$0.1	$—
13. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Weighted average shares - basic	100.2	102.7	104.7
Dilutive effect of stock awards	0.3	0.4	0.7
Weighted average shares - diluted	100.5	103.1	105.4
Net income	$506.6	$499.2	$435.8
Earnings per share - basic	5.06	4.86	4.16
Earnings per share - diluted	5.04	4.84	4.14
The Company had no anti-dilutive stock options outstanding as of December 31, 2020 and 2019.

14. INCOME TAXES
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current	$141.0	$110.1	$91.2
Deferred	(25.1)	(5.1)	(16.7)
Total tax provision	$115.9	$105.0	$74.5
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Income tax at statutory rate	$130.7	$126.9	$107.2
Increase (decrease) resulting from:
State income taxes, net of federal benefits	13.9	11.0	9.0
Tax-exempt income	(21.7)	(19.6)	(18.3)
Federal NOL and other carryback items	—	—	(15.4)
Investment tax credits	(13.9)	(15.0)	(6.7)
Other, net	6.9	1.7	(1.3)
Total tax provision	$115.9	$105.0	$74.5
For the years ended December 31, 2020, 2019, and 2018 the Company's effective tax rate was 18.62%, 17.39%, and 14.61%, respectively. The increase in the effective tax rate from 2019 to 2020 is due primarily to tax expense associated with the surrender of bank owned life insurance, no valuation allowance release in 2020, and return to provision adjustments. The increase in the effective tax rate from 2018 to 2019 is due primarily to management's decision during the third quarter of 2018 to carryback its 2017 federal NOLs.

The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Allowance for credit losses (1)	$84.6	$44.8
Lease liability	21.1	20.3
Stock-based compensation	6.9	7.4
Net operating loss carryovers	4.8	5.6
Insurance premiums	18.9	—
Passthrough income	8.4	3.4
Other	21.0	15.9
Total gross deferred tax assets	165.7	97.4
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	165.7	97.4
Deferred tax liabilities:
Right of use asset	(19.2)	(18.8)
Unrealized gain on AFS securities	(31.2)	(7.3)
Deferred loan costs	(12.8)	(10.8)
Insurance premiums	—	(4.5)
Unearned premiums	(16.8)	—
Leasing basis differences	(11.1)	—
Premises and equipment	(7.6)	(8.4)
Estimated loss reserve	(17.5)	(14.9)
50(d) income	(9.8)	(6.8)
Other	(8.4)	(7.9)
Total deferred tax liabilities	(134.4)	(79.4)
Deferred tax assets, net	$31.3	$18.0
(1)Upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, the Company recognized an increase to the DTA of $8.7 million, resulting from an increase in the allowance for credit losses.
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Net deferred tax assets increased $13.3 million to $31.3 million from December 31, 2019. This overall increase in net deferred tax assets was primarily the result of increases in the allowance for credit losses under the new CECL accounting guidance and deferred insurance premiums deduction which were not fully offset by additional unrealized gains on AFS securities and increases to unearned insurance premiums. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $31.3 million at December 31, 2020 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
As of December 31, 2020 and 2019, the Company has no deferred tax valuation allowance.
As of December 31, 2020, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $42.9 million, for which a deferred tax asset of $4.8 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining after application of the Section 382 limitation. The Company does not currently have any remaining state NOL carryovers. The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2016.
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
The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2020	2019
	(in millions)
Beginning balance	$1.7	$0.5
Gross increases
Tax positions in prior periods	—	—
Current period tax positions	2.2	1.2
Gross decreases
Tax positions in prior periods	—	—
Settlements	(0.1)	—
Lapse of statute of limitations	(0.4)	—
Ending balance	$3.4	$1.7
During the year ended December 31, 2020, the Company added a new current year position, which resulted in a tax detriment of $1.1 million, inclusive of interest and penalties. The Company also settled a prior period position and removed positions due to lapse of statute which resulted in net tax benefits of $0.3 million, inclusive of interest and penalties.
As of December 31, 2020 and 2019, the total amount of unrecognized tax benefits, net of associated deferred tax benefits, that would impact the effective tax rate, if recognized, is $2.1 million and $1.1 million, respectively. The Company does not anticipate that the unrecognized tax benefits will be resolved within the next 12 months.
During the years ended December 31, 2020, 2019, and 2018, the Company recognized no additional amounts for interest and penalties. As of December 31, 2020 and 2019, the Company has accrued total liabilities of less than $0.1 million for penalties, and no amounts for interest.
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
At December 31, 2020, the Company’s exposure to loss as a result of its involvement in these entities was limited to $538.8 million, which reflects the Company’s recorded investment in these projects, net of certain unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities. During the years ended December 31, 2020, 2019, and 2018, the Company did not provide financial or other support to these entities that was not contractually required.
Investments in LIHTC and renewable energy total $405.6 million and $409.4 million as of December 31, 2020 and 2019, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheet and total $151.7 million and $191.0 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019, and 2018, $49.2 million, $41.5 million, and $35.9 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2020	2019
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,077.2 at December 31, 2020 and $895.2 at December 31, 2019	$9,425.2	$8,348.4
Credit card commitments and financial guarantees	291.5	302.9
Letters of credit, including unsecured letters of credit of $9.9 at December 31, 2020 and $5.9 at December 31, 2019	186.9	175.8
Total	$9,903.6	$8,827.1
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2020:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$9,425.2	$2,369.4	$4,070.1	$1,737.8	$1,247.9
Credit card commitments and financial guarantees	291.5	291.5	—	—	—
Letters of credit	186.9	145.3	32.9	8.7	—
Total	$9,903.6	$2,806.2	$4,103.0	$1,746.5	$1,247.9
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $37.0 million and $9.0 million as of December 31, 2020 and 2019, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement. In addition, upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase of $15.1 million to this liability, which was recorded as an adjustment to retained earnings, net of tax.

Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2020 and 2019, CRE related loans accounted for approximately 38% and 45% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 28% and 31% of these CRE loans, excluding construction and land loans, were owner-occupied as of December 31, 2020 and 2019, respectively.
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
For the years ended December 31, 2020, 2019, and 2018, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Unrealized (losses)/gains	$(4.2)	$(13.0)	$7.6
Changes included in OCI, net of tax	(3.1)	(9.8)	5.7

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
Independent pricing service: The Company's independent pricing service provides pricing information on the majority of the Company's Level 1 and level 2 AFS and equity securities. For a small subset of securities, other pricing sources are used, including observed prices on publicly-traded securities and dealer quotes. Management independently evaluates the fair value measurements received from the Company's third-party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management selects a sample of investment securities and compares the values provided by its primary third-party pricing service to the market values obtained from secondary sources, including other pricing services and safekeeping statements, and evaluates those with notable variances. In instances where there are discrepancies in pricing from various sources and management expectations, management may manually price securities using currently observed market data to determine whether they can develop similar prices or may utilize bid information from broker dealers. Any remaining discrepancies between management's review and the prices provided by the vendor are discussed with the vendor and/or the Company's other valuation advisors.
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
	(in millions)
December 31, 2020
Assets:
Available-for-sale debt securities
CDO	$—	$6.9	$—	$6.9
CLO	—	146.9	—	146.9
Commercial MBS issued by GSEs	—	84.6	—	84.6
Corporate debt securities	—	270.2	—	270.2
Municipal (taxable) securities	—	22.5	—	22.5
Private label residential MBS	—	1,476.9	—	1,476.9
Residential MBS issued by GSEs	—	1,486.6	—	1,486.6
Tax-exempt	—	1,187.4	—	1,187.4
Trust preferred securities	26.5	—	—	26.5
Total AFS debt securities	$26.5	$4,682.0	$—	$4,708.5
Equity securities
CRA investments	$27.8	$25.6	$—	$53.4
Preferred stock	113.9	—	—	113.9
Total equity securities	$141.7	$25.6	$—	$167.3
Derivative assets (1)	$—	$4.2	$—	$4.2
Liabilities:
Junior subordinated debt (2)	$—	$—	$65.9	$65.9
Derivative liabilities (1)	—	87.5	—	87.5
(1)Derivative assets and liabilities relate primarily to interest rate swaps on loans and subordinated debt, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $85.5 million and the net carrying value of subordinated debt is increased by $2.7 million as of December 31, 2020 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2019
Assets:
Available-for-sale debt securities
CDO	$—	$10.1	$—	$10.1
Commercial MBS issued by GSEs	—	94.3	—	94.3
Corporate debt securities	5.1	94.8	—	99.9
Municipal (taxable) securities	—	7.8	—	7.8
Private label residential MBS	—	1,129.2	—	1,129.2
Residential MBS issued by GSEs	—	1,412.1	—	1,412.1
Tax-exempt	—	554.9	—	554.9
Trust preferred securities	27.0	—	—	27.0
U.S. government sponsored agency securities	—	10.0	—	10.0
U.S. treasury securities	—	1.0	—	1.0
Total AFS debt securities	$32.1	$3,314.2	$—	$3,346.3
Equity securities
CRA investments	$52.5	$—	$—	$52.5
Preferred stock	86.2	—	—	86.2
Total equity securities	$138.7	$—	$—	$138.7
Loans - HFS	$—	$21.8	$—	$21.8
Derivative assets (1)	—	1.9	—	1.9
Liabilities:
Junior subordinated debt (2)	$—	$—	$61.7	$61.7
Derivative liabilities (1)	—	55.6	—	55.6
(1)Derivative assets and liabilities relate primarily to interest rate swaps on loans and subordinated debt, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $53.3 million and the net carrying value of subordinated debt is decreased by $0.4 million as of December 31, 2019, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the years ended December 31, 2020, 2019, and 2018, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning balance	$(61.7)	$(48.7)	$(56.2)
Change in fair value (1)	(4.2)	(13.0)	7.5
Ending balance	$(65.9)	$(61.7)	$(48.7)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(3.1) million, $(9.8) million, and $5.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

For Level 3 liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65.9	Discounted cash flow	Implied credit rating of the Company	2.87%

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$61.7	Discounted cash flow	Implied credit rating of the Company	5.09%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2020 and 2019 consist of the implied credit risk for the Company. As of December 31, 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index. As of December 31, 2019, the implied credit risk spread was calculated as the difference between the 15-year 'BB' rated financial index over the corresponding swap index.
As of December 31, 2020, the Company estimates the discount rate at 2.87%, which represents an implied credit spread of 2.64% plus three-month LIBOR (0.24%). As of December 31, 2019, the Company estimated the discount rate at 5.09%, which was a 3.18% credit spread plus three-month LIBOR (1.91%).
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of December 31, 2020
Loans	$187.3	$—	$—	$187.3
Other assets acquired through foreclosure	1.4	—	—	1.4
As of December 31, 2019
Loans	$110.3	$—	$—	$110.3
Other assets acquired through foreclosure	13.9	—	—	13.9

For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans	$187.3	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	1.4	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans	$110.3	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	13.9	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $187.3 million and $110.3 million at December 31, 2020 and 2019, respectively, net of a specific valuation allowance of $8.9 million and $2.8 million at December 31, 2020 and 2019, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $1.4 million and $13.9 million of such assets at December 31, 2020 and 2019, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$568.8	$—	$611.8	$—	$611.8
AFS	4,708.5	26.5	4,682.0	—	4,708.5
Equity securities	167.3	141.7	25.6	—	167.3
Derivative assets	4.2	—	4.2	—	4.2
Loans, net	26,774.1	—	—	27,231.0	27,231.0
Accrued interest receivable	166.1	—	166.1	—	166.1
Financial liabilities:
Deposits	$31,930.5	$—	$31,935.9	$—	$31,935.9
Customer repurchase agreements	16.0	—	16.0	—	16.0
Other borrowings	5.0	—	5.0	—	5.0
Qualifying debt	548.7	—	488.1	79.3	567.4
Derivative liabilities	87.5	—	87.5	—	87.5
Accrued interest payable	11.0	—	11.0	—	11.0

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$485.1	$—	$516.3	$—	$516.3
AFS	3,346.3	32.2	3,314.1	—	3,346.3
Equity securities	138.7	138.7	—	—	138.7
Derivative assets	1.9	—	1.9	—	1.9
Loans, net	20,955.5	—	—	21,256.5	21,256.5
Accrued interest receivable	108.7	—	108.7	—	108.7
Financial liabilities:
Deposits	$22,796.5	$—	$22,813.3	$—	$22,813.3
Customer repurchase agreements	16.7	—	16.7	—	16.7
Qualifying debt	393.6	—	332.6	74.2	406.8
Derivative liabilities	55.6	—	55.6	—	55.6
Accrued interest payable	24.7	—	24.7	—	24.7

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2020 and 2019 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at December 31, 2020 and 2019.

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
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of December 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of December 31, 2020 and 2019, the Company and the Bank's capital ratios exceeded the well-capitalized thresholds, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2020
WAL	$3,872.0	$3,158.2	$31,015.4	$34,349.3	12.5%	10.2%	9.2%	9.9%
WAB	3,619.4	3,078.2	31,140.6	34,367.0	11.6	9.9	9.0	9.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2019
WAL	$3,257.9	$2,775.4	$25,390.1	$26,110.3	12.8%	10.9%	10.6%	10.6%
WAB	3,030.3	2,703.5	25,452.3	26,134.4	11.9	10.6	10.3	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

18. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $19,500 for those under 50 years of age and up to a maximum of $26,000 for those over 50 years of age in 2020) of their annual compensation. The Company may elect to match a discretionary amount each year, which is 75% of the first 6% of the participant’s compensation deferred into the plan. The Company’s contributions to this plan total $7.1 million, $6.2 million, and $5.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was $0.2 million for each of the years ended December 31, 2020 and $0.1 million for the years ended December 31, 2019 and 2018.
In connection with the Bridge acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The Company uses a December 31 measurement date for this plan.
The following table reflects the accumulated benefit obligation and funded status of the SERP:

	December 31,
	2020	2019
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of period	$11.7	$10.0
Service cost	0.6	0.6
Interest cost	0.6	0.6
Actuarial losses/(gains)	1.1	0.8
Expected benefits paid	(0.4)	(0.3)
Projected benefit obligation at end of year	$13.6	$11.7
Unfunded projected/accumulated benefit obligation	(13.6)	(11.7)
Additional liability	$—	$—

Weighted average assumptions to determine benefit obligation
Discount rate	5.25%	5.25%
Rate of compensation increase	3.00%	3.00%
The components of net periodic benefit cost recognized for the year ended December 31, 2020 and 2019 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2021 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Components of net periodic benefit cost
Service cost	$0.5	$0.6	$0.6
Interest cost	0.6	0.6	0.6
Amortization of prior service cost	0.0	0.0	0.1
Amortization of actuarial (gains)/losses	0.0	(0.1)	(0.2)
Net periodic benefit cost	$1.1	$1.1	$1.1

Other comprehensive income (cost)	$0.0	$(0.1)	$(0.1)

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
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in millions)
Balance, beginning	$3.8	$4.6
New loans	—	—
Advances	—	0.3
Repayments and other	(0.5)	(1.1)
Balance, ending	$3.3	$3.8
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2020 or 2019. The interest income associated with these loans was approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Loan commitments outstanding with related parties totaled approximately $10.3 million and $10.6 million at December 31, 2020 and 2019, respectively.
The Company also accepts deposits from related parties, which totaled $156.9 million and $100.1 million at December 31, 2020 and 2019, respectively, with related interest expense totaling approximately $0.2 million, $0.3 million and $0.2 million during the year ended December 31, 2020, 2019, and 2018, respectively.
Donations, sponsorships, and other payments to related parties totaled less than $1.0 million during the years ended December 31, 2020, 2019 and totaled $8.1 million during the year ended December 31, 2018. Total related party payments of $8.1 million for the year ended December 31, 2018 include a donation to the Company's charitable foundation of $7.6 million, which consisted of a non-cash donation of OREO property of $6.9 million and a cash donation of $0.7 million.
During the year ended December 31, 2018, the Company sold an OREO property to a related party with a carrying value of $0.9 million and recognized a loss of $0.2 million on the sale.

20. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2020	2019
	(in millions)
ASSETS:
Cash and cash equivalents	$55.5	$75.9
Investment securities - AFS	5.1	12.8
Investment securities - equity	49.8	47.1
Investment in bank subsidiaries	3,493.5	3,063.4
Investment in non-bank subsidiaries	49.9	52.3
Other assets	18.0	22.5
Total assets	$3,671.8	$3,274.0
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$251.5	$242.0
Accrued interest and other liabilities	6.8	15.3
Total liabilities	258.3	257.3
Total stockholders’ equity	3,413.5	3,016.7
Total liabilities and stockholders’ equity	$3,671.8	$3,274.0
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Income:
Dividends from subsidiaries	$160.0	$134.0	$152.1
Interest income	3.1	2.8	2.9
Non-interest income	4.7	5.1	0.8
Total income	167.8	141.9	155.8
Expense:
Interest expense	10.6	14.6	13.9
Non-interest expense	19.7	19.5	19.0
Total expense	30.3	34.1	32.9
Income before income taxes and equity in undistributed earnings of subsidiaries	137.5	107.8	122.9
Income tax benefit	4.5	5.7	10.4
Income before equity in undistributed earnings of subsidiaries	142.0	113.5	133.3
Equity in undistributed earnings of subsidiaries	364.6	385.7	302.5
Net income	$506.6	$499.2	$435.8

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$506.6	$499.2	$435.8
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(364.6)	(385.7)	(302.5)
Other operating activities, net	8.0	9.9	(5.9)
Net cash provided by operating activities	150.0	123.4	127.4
Cash flows from investing activities:
Purchases of securities	(6.9)	(10.8)	(44.4)
Principal pay downs, calls, maturities, and sales proceeds of securities	7.7	19.0	11.4
Other investing activities, net	1.2	—	—
Net cash provided by (used in) investing activities	2.0	8.2	(33.0)
Cash flows from financing activities:
Common stock repurchases	(71.6)	(120.2)	(35.7)
Cash dividends paid on common stock	(101.3)	(51.3)	—
Other financing activities, net	0.5	0.1	0.5
Net cash used in financing activities	(172.4)	(171.4)	(35.2)
Net (decrease) increase in cash and cash equivalents	(20.4)	(39.8)	59.2
Cash and cash equivalents at beginning of year	75.9	115.7	56.5
Cash and cash equivalents at end of year	$55.5	$75.9	$115.7

21. SEGMENTS
The Company has made changes to its reportable segments, which have been reflected in the Company's operating segment results as and for the year ended December 31, 2020. The Company's reportable segments are aggregated with a focus on products and services offered and consist of three reportable segments:
•Commercial segment: provides commercial banking and treasury management products and services to small and middle-market businesses, specialized banking services to sophisticated commercial institutions and investors within niche industries, as well as financial services to the real estate industry.
•Consumer Related segment: offers both commercial banking services to enterprises in consumer-related sectors and consumer banking services, such as residential mortgage banking.
•Corporate & Other segment: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 12% during the year. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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
The net income amount for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, number of transactions processed for loans and deposits, and average loan and deposit balances. These types of expenses include information technology, operations, human resources, finance, risk management, credit administration, legal, and marketing.
Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.

The following is a summary of operating segment balance sheet information for the periods indicated:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2020:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,176.5	$12.0	$45.6	$8,118.9
Loans, net of deferred loan fees and costs	27,053.0	20,245.8	6,798.2	9.0
Less: allowance for credit losses	(278.9)	(263.4)	(15.4)	(0.1)
Total loans	26,774.1	19,982.4	6,782.8	8.9
Other assets acquired through foreclosure, net	1.4	1.4	—	—
Goodwill and other intangible assets, net	298.5	296.1	2.4	—
Other assets	1,210.5	257.0	96.6	856.9
Total assets	$36,461.0	$20,548.9	$6,927.4	$8,984.7
Liabilities:
Deposits	$31,930.5	$21,448.0	$9,936.8	$545.7
Borrowings and qualifying debt	553.7	—	—	553.7
Other liabilities	563.3	170.4	3.3	389.6
Total liabilities	33,047.5	21,618.4	9,940.1	1,489.0
Allocated equity:	3,413.5	1,992.2	579.1	842.2
Total liabilities and stockholders' equity	$36,461.0	$23,610.6	$10,519.2	$2,331.2
Excess funds provided (used)	—	3,061.7	3,591.8	(6,653.5)

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2019:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,471.2	$15.4	$10.1	$4,445.7
Loans, net of deferred loan fees and costs	21,123.3	16,767.3	4,352.5	3.5
Less: allowance for credit losses	(167.8)	(134.2)	(33.6)	—
Total loans	20,955.5	16,633.1	4,318.9	3.5
Other assets acquired through foreclosure, net	13.9	13.9	—	—
Goodwill and other intangible assets, net	297.6	297.6	—	—
Other assets	1,083.7	202.6	40.1	841.0
Total assets	$26,821.9	$17,162.6	$4,369.1	$5,290.2
Liabilities:
Deposits	$22,796.5	$17,067.6	$4,644.7	$1,084.2
Borrowings and qualifying debt	393.6	—	—	393.6
Other liabilities	615.1	95.4	9.2	510.5
Total liabilities	23,805.2	17,163.0	4,653.9	1,988.3
Allocated equity:	3,016.7	2,060.0	446.8	509.9
Total liabilities and stockholders' equity	$26,821.9	$19,223.0	$5,100.7	$2,498.2
Excess funds provided (used)	—	2,060.4	731.6	(2,792.0)

The following is a summary of operating segment income statement information for the periods indicated:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2020:	(in millions)
Net interest income	$1,166.9	$999.7	$302.5	$(135.3)
Provision for (recovery of) credit losses	123.6	128.6	(9.0)	4.0
Net interest income after provision for credit losses	1,043.3	871.1	311.5	(139.3)
Non-interest income	70.8	50.5	1.6	18.7
Non-interest expense	491.6	308.9	92.6	90.1
Income (loss) before income taxes	622.5	612.7	220.5	(210.7)
Income tax expense (benefit)	115.9	147.6	52.3	(84.0)
Net income	$506.6	$465.1	$168.2	$(126.7)

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2019:	(in millions)
Net interest income	$1,040.4	$837.2	$209.0	$(5.8)
Provision for credit losses	19.3	11.1	7.4	0.8
Net interest income (expense) after provision for credit losses	1,021.1	826.1	201.6	(6.6)
Non-interest income	65.1	50.4	1.4	13.3
Non-interest expense	482.0	320.6	96.7	64.7
Income (loss) before income taxes	604.2	555.9	106.3	(58.0)
Income tax expense (benefit)	105.0	134.7	24.8	(54.5)
Net income	$499.2	$421.2	$81.5	$(3.5)

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2018:	(in millions)
Net interest income	$915.9	$741.7	$162.0	$12.2
Provision for credit losses	25.0	18.9	4.2	1.9
Net interest income (expense) after provision for credit losses	890.9	722.8	157.8	10.3
Non-interest income	43.1	48.3	1.4	(6.6)
Non-interest expense	423.7	309.5	72.6	41.6
Income (loss) before income taxes	510.3	461.6	86.6	(37.9)
Income tax expense (benefit)	74.5	112.1	20.5	(58.1)
Net income	$435.8	$349.5	$66.1	$20.2

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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2020	(in millions)
Revenue from contracts with customers:
Service charges and fees	$23.3	$21.7	$1.6	$—
Debit and credit card interchange (1)	5.2	5.2	—	—
Success fees (2)	0.8	0.8	—	—
Other income	0.6	0.6	—	—
Total revenue from contracts with customers	$29.9	$28.3	$1.6	$—
Revenues outside the scope of ASC 606 (3)	40.9	22.2	—	18.7
Total non-interest income	$70.8	$50.5	$1.6	$18.7

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2019	(dollars in millions)
Revenue from contracts with customers:
Service charges and fees	$23.3	$21.9	$1.4	$—
Debit and credit card interchange (1)	5.9	5.8	0.1	—
Success fees (2)	1.6	1.6	—	—
Other income	0.3	0.3	—	—
Total revenue from contracts with customers	$31.1	$29.6	$1.5	$—
Revenues outside the scope of ASC 606 (3)	34.0	20.8	(0.1)	13.3
Total non-interest income	$65.1	$50.4	$1.4	$13.3

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2018	(dollars in millions)
Revenue from contracts with customers:
Service charges and fees	$22.3	$21.0	$1.3	$—
Debit and credit card interchange (1)	6.5	6.8	—	(0.3)
Success fees (2)	3.3	3.3	—	—
Other income	0.6	0.6	—	—
Total revenue from contracts with customers	$32.7	$31.7	$1.3	$(0.3)
Revenues outside the scope of ASC 606 (3)	10.4	16.6	0.1	(6.3)
Total non-interest income	$43.1	$48.3	$1.4	$(6.6)
(1)Included as part of Card income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of December 31, 2020. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Principal versus Agent Considerations
When more than one party is involved in providing goods or services to a customer, ASC 606 requires the Company to determine whether it is the principal or an agent in these transactions by evaluating the nature of its promise to the customer. An entity is a principal, and therefore records revenue on a gross basis, if it controls a promised good or service before transferring that good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services. The Company most commonly acts as a principal and records revenue on a gross basis, except in certain circumstances. As an example, revenues earned from interchange fees, in which the Company acts as an agent, are recorded as non-interest income, net of the related expenses paid to the principal.
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided and, therefore, does not have material contract liability balances at period end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable total $1.6 million as of December 31, 2020 and December 31, 2019, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in millions, except per share amounts)
Interest income	$331.6	$304.8	$318.2	$307.2
Interest expense	16.8	20.1	19.8	38.2
Net interest income	314.8	284.7	298.4	269.0
(Recovery of) provision for credit losses	(34.2)	14.6	92.0	51.2
Net interest income after provision for credit losses	349.0	270.1	206.4	217.8
Non-interest income	23.8	20.6	21.3	5.1
Non-interest expense	(132.2)	(124.1)	(114.8)	(120.5)
Income before provision for income taxes	240.6	166.6	112.9	102.4
Income tax expense	47.0	30.8	19.6	18.5
Net income	$193.6	$135.8	$93.3	$83.9
Earnings per share:
Basic	$1.94	$1.36	$0.93	$0.83
Diluted	$1.93	$1.36	$0.93	$0.83

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in millions, except per share amounts)
Interest income	$315.4	$315.6	$302.9	$291.1
Interest expense	43.4	49.2	48.2	43.8
Net interest income	272.0	266.4	254.7	247.3
Provision for credit losses	4.0	3.8	7.0	4.5
Net interest income after provision for credit losses	268.0	262.6	247.7	242.8
Non-interest income	16.0	19.3	14.4	15.4
Non-interest expense	(129.7)	(126.1)	(114.3)	(111.9)
Income before provision for income taxes	154.3	155.8	147.8	146.3
Income tax expense	26.2	28.5	24.8	25.5
Net income	$128.1	$127.3	$123.0	$120.8
Earnings per share:
Basic	$1.26	$1.25	$1.19	$1.16
Diluted	$1.25	$1.24	$1.19	$1.16
24. SUBSEQUENT EVENTS
On February 16, 2021, the Company entered into a definitive agreement with Aris Mortgage Holding Company, LLC ("Aris"), the parent company of AmeriHome Mortgage Company, LLC (“AmeriHome”), and certain other parties, pursuant to which Aris will merge with an indirect subsidiary of the Bank. Following the merger, AmeriHome will continue to use its trade name, continuing to operate as AmeriHome, a Western Alliance Bank company. Pursuant to the agreement, WAB will pay cash consideration of $275 million plus the adjusted tangible book value of Aris at closing, for an estimated aggregate cash consideration of $1.0 billion (inclusive of certain transaction expenses and management bonus payments) based on December 31, 2020 financial statements of Aris. James Furash, Chief Executive Officer of AmeriHome, and other founding management team members of AmeriHome will continue in their roles following the merger. The merger, which remains subject to required regulatory approvals, is expected to close in the second quarter of 2021.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures.
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
As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Western Alliance Bancorporation

Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, of the Company and our report, dated February 25, 2021, expressed an unqualified opinion.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Phoenix, Arizona
February 25, 2021

Item 9B.Other Information
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on June 15, 2021.
Item 11.Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on June 15, 2021.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on June 15, 2021.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on June 15, 2021.
Item 14.Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on June 15, 2021.
PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)The following financial statements are incorporated by reference from Item 8 hereto:
(2)Financial Statement Schedules
Not applicable.

EXHIBITS

2.1
Agreement and Plan of Merger, dated February 16, 2021, by and among Western Alliance Bank, Western Alliance Equipment Finance, Inc., WAB Mortgage Sub, LLC, Aris Mortgage Holding Company, LLC, A-A Mortgage Opportunities, LP, and the individual members set forth on the signature page thereto (incorporated by reference to Exhibit 2.1 of Western Alliance's Form 8-K filed with the SEC on February 16, 2021).

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

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

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

4.9	Form of Global Debenture dated June 16, 2016 (incorporated by reference to Exhibit 4.3 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

4.10	Form of 5.25% Fixed to Floating Rate Subordinated Bank Note due June 1, 2030 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on May 22, 2020).

10.1	Western Alliance 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on June 1, 2020). ±

10.2	Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 4.11 of Western Alliance's Form S-8 filed with the SEC on July 2, 2015). ±

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

10.7	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8	Western Alliance Severance and Change in Control Plan (incorporated by reference to Exhibit 10.8 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

10.9
Form of Indemnification Agreement, by and between Western Alliance and each of Western Alliance's directors and executive officers (incorporated by reference to Exhibit 10.10 of Western Alliance's Form 10-K/A filed with the SEC on March 1, 2017). ±

10.10
Offer Letter, dated May 1, 2017, by and between Kenneth A. Vecchione and Western Alliance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2017). ±

10.11
Employment Letter Agreement, dated February 7, 2018, by and between Barbara J. Kennedy and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on April 30, 2019). ±

10.12
Separation and Release of Claims Agreement, dated November 2, 2019, by and between James Haught and Western Alliance (incorporated by reference to Exhibit 10.12 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

10.13	Form of participation agreement under the Company's Change in Control Severance Plan (incorporated by reference to Exhibit 10.13 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

10.14
Form of Performance-Based Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

10.15
Form of Executive Restricted Stock Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

21.1*	List of Subsidiaries of Western Alliance.

23.1*	Consent of RSM US LLP.

24.1*	Power of Attorney (see signature page).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101*
The following materials from Western Alliance’s Annual Report on Form 10-K Report for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page of Western Alliance's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
± Management contract or compensatory arrangement.
Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, One East Washington Street Suite 1400, Phoenix, AZ 85004.
Item 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

February 25, 2021	By:	/s/ Kenneth A. Vecchione
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 25, 2021.

Name	Title

/s/ Kenneth A. Vecchione	President and Chief Executive Officer
Kenneth A. Vecchione

/s/ Robert Sarver	Executive Chairman
Robert Sarver

/s/ Dale Gibbons	Vice Chairman and Chief Financial Officer
Dale Gibbons	(Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ Juan Figuereo	Director
Juan Figuereo

/s/ Howard Gould	Director
Howard Gould

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Robert Latta	Director
Robert Latta

/s/ Todd Marshall	Director
Todd Marshall

/s/ Adriane C. McFetridge	Director
Adriane C. McFetridge

/s/ Michael Patriarca	Director
Michael Patriarca

/s/ Bryan Segedi	Director
Bryan Segedi

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn