Form 10-Q
period 2021-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2021-04-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2021, Western Alliance Bancorporation had 103,474,792 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AHM	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
Aris	Aris Mortgage Holding Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	GSE	Government-Sponsored Enterprise
ALCO	Asset and Liability Management Committee	HELOC	Home Equity Line of Credit
AOCI	Accumulated Other Comprehensive Income	HFI	Held for Investment
APIC	Additional paid in capital	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	HUD	U.S. Department of Housing and Urban Development
ASU	Accounting Standards Update	ICS	Insured Cash Sweep Service
Basel III	Banking Supervision's December 2010 final capital framework	IRC	Internal Revenue Code
BOD	Board of Directors	ISDA	International Swaps and Derivatives Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LGD	Loss Given Default
CBOE	Chicago Board Options Exchange	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CECL	Current Expected Credit Losses	MBS	Mortgage-Backed Securities
CEO	Chief Executive Officer	MSA	Metropolitan Statistical Area
CET1	Common Equity Tier 1	NOL	Net Operating Loss
CFPB	Consumer Financial Protection Bureau	NPV	Net Present Value
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CLO	Collateralized Loan Obligation	OREO	Other Real Estate Owned
COVID-19	Coronavirus Disease 2019	OTTI	Other-than-Temporary Impairment
CRA	Community Reinvestment Act	PCD	Purchased Credit Deteriorated
CRE	Commercial Real Estate	PD	Probability of Default
EAD	Exposure at Default	PPNR	Pre-Provision Net Revenue
EPS	Earnings per share	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	ROU	Right of use
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SERP	Supplemental Executive Retirement Plan
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	The Financing Corporation	SR	Supervision and Regulation Letters
FNMA	Federal National Mortgage Association	TDR	Troubled Debt Restructuring
FRB	Federal Reserve Bank	TEB	Tax Equivalent Basis
FTC	Federal Trade Commission	TSR	Total Shareholder Return
FVO	Fair Value Option	VIE	Variable Interest Entity
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language
GNMA	Government National Mortgage Association

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$215.3	$174.2
Interest-bearing deposits in other financial institutions	5,131.2	2,497.5
Cash, cash equivalents and restricted cash	5,346.5	2,671.7
Investment securities - AFS, at fair value; amortized cost of $6,913.3 at March 31, 2021 and $4,586.4 at December 31, 2020	6,939.9	4,708.5
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $9.2 and $6.8 (fair value of $740.4 and $611.8) at March 31, 2021 and December 31, 2020, respectively	688.8	562.0
Investment securities - equity	192.9	167.3
Investments in restricted stock, at cost	67.2	67.0
Loans, net of deferred loan fees and costs	28,711.0	27,053.0
Less: allowance for credit losses	(247.1)	(278.9)
Net loans held for investment	28,463.9	26,774.1
Premises and equipment, net	138.4	134.1
Operating lease right of use asset	77.0	72.5
Bank owned life insurance	177.3	176.3
Goodwill and intangible assets, net	298.0	298.5
Deferred tax assets, net	49.8	31.3
Investments in LIHTC and renewable energy	487.9	405.6
Other assets	469.4	392.1
Total assets	$43,397.0	$36,461.0
Liabilities:
Deposits:
Non-interest-bearing demand	$17,542.8	$13,463.3
Interest-bearing	20,850.3	18,467.2
Total deposits	38,393.1	31,930.5
Customer repurchase agreements	15.9	16.0
Other borrowings	5.0	5.0
Qualifying debt	543.7	548.7
Operating lease liability	84.6	79.9
Other liabilities	642.0	467.4
Total liabilities	39,684.3	33,047.5
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock (par value $0.0001; 200,000,000 authorized; 105,771,103 shares issued at March 31, 2021 and 103,013,290 at December 31, 2020) and additional paid in capital	1,608.2	1,390.9
Treasury stock, at cost (2,323,560 shares at March 31, 2021 and 2,169,397 shares at December 31, 2020)	(84.0)	(71.1)
Accumulated other comprehensive income	19.9	92.3
Retained earnings	2,168.6	2,001.4
Total stockholders’ equity	3,712.7	3,413.5
Total liabilities and stockholders’ equity	$43,397.0	$36,461.0
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$298.4	$276.9
Investment securities	32.8	26.3
Dividends and other	2.9	4.0
Total interest income	334.1	307.2
Interest expense:
Deposits	10.8	32.5
Qualifying debt	5.9	5.3
Other short-term borrowings	0.1	0.4
Total interest expense	16.8	38.2
Net interest income	317.3	269.0
(Recovery of) provision for credit losses	(32.4)	51.2
Net interest income after (recovery of) provision for credit losses	349.7	217.8
Non-interest income:
Income from equity investments	7.6	3.8
Service charges and fees	6.7	6.4
Foreign currency income	2.2	1.3
Card income	1.6	1.7
Income from bank owned life insurance	1.0	1.0
Lending related income and gains (losses) on sale of loans, net	(0.1)	0.6
Fair value losses on assets measured at fair value, net	(1.5)	(11.3)
Other income	2.2	1.6
Total non-interest income	19.7	5.1
Non-interest expense:
Salaries and employee benefits	83.7	72.1
Legal, professional, and directors' fees	10.1	10.4
Data processing	9.9	8.6
Occupancy	8.6	8.2
Deposit costs	6.3	7.3
Insurance	4.2	3.0
Loan and repossessed asset expenses	2.2	1.5
Business development	0.8	2.3
Marketing	0.6	0.9
Card expense	0.6	0.7
Intangible amortization	0.5	0.4
Net gain on sales / valuations of repossessed and other assets	(0.3)	(1.4)
Acquisition related expense	0.4	—
Other expense	7.4	6.5
Total non-interest expense	135.0	120.5
Income before provision for income taxes	234.4	102.4
Income tax expense	41.9	18.5
Net income	$192.5	$83.9

Earnings per share:
Basic	$1.91	$0.83
Diluted	1.90	0.83
Weighted average number of common shares outstanding:
Basic	100.8	101.3
Diluted	101.4	101.7
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$192.5	$83.9
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $23.5 and $(2.0), respectively	(72.0)	6.3
Unrealized (loss) on SERP, net of tax effect of $0.0 and $0.1, respectively	—	(0.3)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.1 and $(2.1), respectively	(0.3)	6.6
Realized (gain) on sale of AFS securities included in income, net of tax effect of $0.0 and $0.0, respectively	(0.1)	(0.1)
Net other comprehensive (loss) income	(72.4)	12.5
Comprehensive income	$120.1	$96.4
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in millions)
Balance, December 31, 2019	102.5	$—	$1,374.1	$(62.7)	$25.0	$1,680.3	$3,016.7
Balance, January 1, 2020 (2)	102.5	$—	$1,374.1	$(62.7)	$25.0	$1,655.4	$2,991.8
Net income	—	—	—	—	—	83.9	83.9
Restricted stock, performance stock unit, and other grants, net	0.5	—	7.0	—	—	—	7.0
Restricted stock surrendered (1)	(0.1)	—	—	(7.5)	—	—	(7.5)
Stock repurchase	(1.8)	—	(10.6)	—	—	(51.9)	(62.5)
Dividends paid	—	—	—	—	—	(25.6)	(25.6)
Other comprehensive income, net	—	—	—	—	12.5	—	12.5
Balance, March 31, 2020	101.1	$—	$1,370.5	$(70.2)	$37.5	$1,661.8	$2,999.6

Balance, December 31, 2020	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	192.5	192.5
Restricted stock, performance stock unit, and other grants, net	0.5	—	8.1	—	—	—	8.1
Restricted stock surrendered (1)	(0.2)	—	—	(12.9)	—	—	(12.9)
Issuance from registered direct common stock offering, net	2.3	—	209.2	—	—	—	209.2
Dividends paid	—	—	—	—	—	(25.3)	(25.3)
Other comprehensive income, net	—	—	—	—	(72.4)	—	(72.4)
Balance, March 31, 2021	103.4	$—	$1,608.2	$(84.0)	$19.9	$2,168.6	$3,712.7
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$192.5	$83.9
Adjustments to reconcile net income to cash provided by operating activities:
(Recovery of) provision for credit losses	(32.4)	51.2
Depreciation and amortization	6.0	5.4
Stock-based compensation	8.0	6.9
Deferred income taxes	5.1	(4.8)
Amortization of net premiums for investment securities	10.7	5.6
Amortization of tax credit investments	15.5	7.4
Amortization of operating lease right of use asset	3.0	2.8
Amortization of net deferred loan fees and net purchase premiums	(19.2)	(4.1)
Income from bank owned life insurance	(1.0)	(1.0)
Net (gains) losses on:
Sale and valuation of investment securities and other assets	1.1	9.7
Sale of loans	0.7	—
Changes in other assets and liabilities, net	(89.9)	(39.0)
Net cash provided by operating activities	$100.1	$124.0
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(2,748.5)	$(654.5)
Principal pay downs and maturities	493.6	264.6
Proceeds from sales	—	62.3
Investment securities - HTM
Purchases	(131.6)	(24.2)
Principal pay downs and maturities	0.7	1.3
Equity securities carried at fair value
Purchases	(28.3)	(7.5)
Redemptions	0.4	4.2
Proceeds from sales	0.6	—
Purchase of investment tax credits	(22.6)	(37.4)
Purchase of other investments	(1.7)	(2.1)
Net increase in loans	(1,611.1)	(1,991.1)
Purchase of premises, equipment, and other assets, net	(10.4)	(11.5)
Net cash used in investing activities	$(4,058.9)	$(2,395.9)
Cash flows from financing activities:
Net increase in deposits	$6,462.6	$2,034.2
Net (decrease) increase in other borrowings	(0.1)	314.3
Cash paid for tax withholding on vested restricted stock and other	(12.8)	(7.4)
Common stock repurchases	—	(62.5)
Cash dividends paid on common stock	(25.3)	(25.6)
Proceeds from issuance of stock in offerings, net	209.2	—
Net cash provided by financing activities	$6,633.6	$2,253.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,674.8	(18.9)
Cash, cash equivalents, and restricted cash at beginning of period	2,671.7	434.6
Cash, cash equivalents, and restricted cash at end of period	$5,346.5	$415.7
Supplemental disclosure:
Cash paid during the period for:
Interest	$15.0	$46.3
Income taxes, net	30.8	1.3
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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. In addition, the Company has two non-bank subsidiaries, which are LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term, particularly to the extent that economic conditions worsen or persist longer than expected in an adverse state, relate to: 1) the determination of the allowance for credit losses; 2) certain assets and liabilities carried at fair value; and 3) accounting for income taxes.
Principles of consolidation
As of March 31, 2021, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant wholly-owned subsidiaries: WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 1) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 2) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; and 3) BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
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
Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2021 and 2020 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Write-offs are made through reversal of the allowance for credit losses and direct write-off of the amortized cost basis of the AFS security. The Company considers the following events to be indicators that a write-off should be taken: 1) bankruptcy of the issuer; 2) significant adverse event(s) affecting the issuer in which it is improbable for the issuer to make its remaining payments on the security; and 3) significant loss of value of the underlying collateral behind a security. Recoveries on debt securities, if any, are recorded in the period received.
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
Loans held for investment
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the amount of unpaid principal, adjusted for unamortized net deferred fees and costs, premiums and discounts, and write-offs. In addition, the amortized cost of loans subject to a fair value hedge are adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
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
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.
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
In determining the allowance for credit losses, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default, and exposure at default), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using multiple economic scenarios, whose outcomes are weighted based on the Company's economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models share a common definition of default, which include loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial and CRE, owner-occupied loan segments. Output reversion is used for the commercial and industrial and CRE, owner-occupied segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the residential, warehouse lending, and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed. Factors utilized in calculating average LGD vary for each loan segment and are further described below. Exposure at default refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate considerations of current trends and conditions that are not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the allowance for credit losses on loans for each of the loan portfolio segments identified:
Warehouse lending
The warehouse lending portfolio segment consists of mortgage warehouse lines, mortgage servicing rights financing facilities, and note finance loans, which have a monitored borrowing base to mortgage companies and similar lenders and are primarily structured as commercial and industrial loans. These loans are collateralized by real estate notes and mortgages or mortgage servicing rights and the borrowing base of these loans is tightly monitored and controlled by the Company. The primary support for the loan takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguish them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks, residential lending rates, prepayment assumptions, and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, and management judgment.

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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three months ended March 31, 2021 or 2020.
Stock compensation plans
The Company has the Incentive Plan, as amended, which is described more fully in "Note 6. Stockholders' Equity" of these Notes to Unaudited Consolidated Financial Statements. Compensation expense on non-vested restricted stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Forfeitures are estimated at the time of the award grant and revised in subsequent periods if actual forfeitures differ from those estimates. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
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
See "Note 6. Stockholders' Equity" of these Notes to Unaudited Consolidated Financial Statements for further discussion of stock awards.
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
Fair value is a market-based measure considered from the perspective of a market participant who may purchase the asset or assume the liability, rather than an entity-specific measure. When market assumptions are available, ASC 820 requires that the Company consider the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2021 and December 31, 2020. The estimated fair value amounts for March 31, 2021 and December 31, 2020 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Investment securities
The fair values of publicly-traded CRA investments, exchange-listed preferred stock, trust preferred securities, and certain corporate debt securities are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
The fair values of debt securities are primarily determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy. In addition to matrix pricing, the Company uses other pricing sources, including observed prices on publicly traded securities and dealer quotes, to estimate the fair value of debt securities, which are also categorized as Level 2 in the fair value hierarchy.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$698.0	$43.8	$(1.4)	$740.4

Available-for-sale debt securities
CLO	$980.3	$0.8	$(0.4)	$980.7
Commercial MBS issued by GSEs	88.0	1.6	(1.8)	87.8
Corporate debt securities	286.0	5.0	(5.9)	285.1
Private label residential MBS	1,905.7	9.8	(14.9)	1,900.6
Residential MBS issued by GSEs	2,277.8	18.5	(46.7)	2,249.6
Tax-exempt	1,271.4	62.0	(3.7)	1,329.7
U.S. treasury securities	50.0	—	—	50.0
Other	54.1	7.4	(5.1)	56.4
Total AFS debt securities	$6,913.3	$105.1	$(78.5)	$6,939.9

Equity securities
CRA investments	$57.6	$—	$(0.2)	$57.4
Preferred stock	129.5	6.2	(0.2)	135.5
Total equity securities	$187.1	$6.2	$(0.4)	$192.9

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$568.8	$43.0	$—	$611.8

Available-for-sale debt securities
CLO	$146.9	$—	$—	$146.9
Commercial MBS issued by GSEs	80.8	3.8	—	84.6
Corporate debt securities	271.1	4.8	(5.7)	270.2
Private label residential MBS	1,461.7	15.7	(0.5)	1,476.9
Residential MBS issued by GSEs	1,462.5	27.9	(3.8)	1,486.6
Tax-exempt	1,109.3	78.1	—	1,187.4
Other	54.1	7.3	(5.5)	55.9
Total AFS debt securities	$4,586.4	$137.6	$(15.5)	$4,708.5

Equity securities
CRA investments	$53.1	$0.3	$—	$53.4
Preferred stock	107.0	7.3	(0.4)	113.9
Total equity securities	$160.1	$7.6	$(0.4)	$167.3
Securities with carrying amounts of approximately $693.2 million and $778.0 million at March 31, 2021 and December 31, 2020, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1.4	$48.0	$—	$—	$1.4	$48.0
Available-for-sale debt securities
CLO	$0.4	$638.6	$—	$—	$0.4	$638.6
Commercial MBS issued by GSEs	1.8	48.0	—	—	1.8	48.0
Corporate debt securities	0.2	32.0	5.7	94.3	5.9	126.3
Private label residential MBS	14.5	810.2	0.4	9.6	14.9	819.8
Residential MBS issued by GSEs	46.7	1,225.7	—	—	46.7	1,225.7
Tax-exempt	3.7	158.0	—	—	3.7	158.0
Other	0.4	11.6	4.7	27.3	5.1	38.9
Total AFS securities	$67.7	$2,924.1	$10.8	$131.2	$78.5	$3,055.3

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Corporate debt securities	$0.1	$17.3	$5.6	$94.3	$5.7	$111.6
Private label residential MBS	0.5	149.7	—	—	0.5	149.7
Residential MBS issued by GSEs	3.8	231.9	—	—	3.8	231.9
Other	—	—	5.5	26.5	5.5	26.5
Total AFS securities	$4.4	$398.9	$11.1	$120.8	$15.5	$519.7
The total number of AFS securities in an unrealized loss position at March 31, 2021 is 187, compared to 49 at December 31, 2020.
On a quarterly basis, the Company performs an impairment analysis on its AFS debt securities that are in an unrealized loss position at the end of the period to determine whether credit losses should be recognized on these securities. Qualitative considerations made by the Company in its impairment analysis are further discussed below.
Government Issued Securities
Residential MBS issued by GSEs held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Further, principal and interest payments on these securities continue to be made on a timely basis.
Non-Government Issued Securities
Qualitative factors used in the Company's credit loss assessment of its securities that are not issued and guaranteed by the U.S. government include consideration of any adverse conditions related to a specific security, industry, or geographic region of its securities, any credit ratings below investment grade, the payment structure of the security and the likelihood of the issuer to be able to make payments that increase in the future, and failure of the issuer to make any scheduled principal or interest payments.
For the Company's corporate debt and tax-exempt securities, the Company also considers various metrics of the issuer including days of cash on hand, the ratio of long-term debt to total assets, the net change in cash between reporting periods, and consideration of any breach in covenant requirements. The Company's corporate debt securities continue to be highly rated, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company continues to receive timely principal and interest payments on its tax-exempt securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses.
For the Company's private label residential MBS, which consist of non-agency collateralized mortgage obligations that are secured by pools of residential mortgage loans, the Company also considers metrics such as securitization risk weight factor, current credit support, whether there were any mortgage principal losses resulting from defaults in payments on the underlying mortgage collateral, and the credit default rate over the last twelve months. These securities primarily carry investment grade credit ratings, principal and interest payments on these securities continue to be made on a timely basis, and credit support for these securities is considered adequate.
The Company's CLO portfolio consists of highly rated securitization tranches, containing pools of medium to large-sized corporate, high yield bank loans. These are floating rate securities that have an investment grade rating of Single-A or better. The Company has been increasing its investment in these securities over the past several months and unrealized losses on these securities is primarily a function of the differential from the offer price and the valuation mid-market price.
Unrealized losses on the Company's Other securities portfolio relate to taxable municipal and trust preferred securities. The Company is continuing to receive timely principal and interest payments on its taxable municipal securities, these securities continue to be highly rated and the number of days of cash on hand is strong. The Company's trust preferred securities are investment grade and the issuers continue to make timely principal and interest payments.
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three months ended March 31, 2021 and 2020. In addition, as of March 31, 2021 and December 31, 2020, no allowance for credit losses on the Company's AFS securities has been recognized.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities:

	Three Months Ended March 31, 2021
	Balance, December 31, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance, March 31, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.8	$2.4	$—	$—	$9.2

	Three Months Ended March 31, 2020:
	Balance, January 1, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance March 31, 2020
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$2.6	$0.3	$—	$—	$2.9
Accrued interest receivable on HTM securities totaled $2.4 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2021 and December 31, 2020, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	March 31, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$698.0	$698.0

Available-for-sale debt securities
CLO	$25.0	$—	$649.8	$305.9	$—	$—	$—	$980.7
Commercial MBS issued by GSEs	—	87.8	—	—	—	—	—	87.8
Corporate debt securities	—	—	19.2	28.1	219.6	18.2	—	285.1
Private label residential MBS	1,812.8	—	86.5	0.1	0.3	0.9	—	1,900.6
Residential MBS issued by GSEs	—	2,249.6	—	—	—	—	—	2,249.6
Tax-exempt	43.2	56.5	519.1	679.1	—	—	31.8	1,329.7
U.S. treasury securities	50.0	—	—	—	—	—	—	50.0
Other	—	—	11.6	—	29.8	6.9	8.1	56.4
Total AFS securities (1)	$1,931.0	$2,393.9	$1,286.2	$1,013.2	$249.7	$26.0	$39.9	$6,939.9

Equity securities
CRA investments	$—	$27.4	$—	$—	$—	$—	$30.0	$57.4
Preferred stock	—	—	—	—	81.3	39.1	15.1	135.5
Total equity securities (1)	$—	$27.4	$—	$—	$81.3	$39.1	$45.1	$192.9
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$568.8	$568.8

Available-for-sale debt securities
CLO	$—	$—	$139.6	$7.3	$—	$—	$—	$146.9
Commercial MBS issued by GSEs	—	84.6	—	—	—	—	—	84.6
Corporate debt securities	—	—	19.2	28.1	194.5	28.4	—	270.2
Private label residential MBS	1,385.5	—	90.1	0.1	0.3	0.9	—	1,476.9
Residential MBS issued by GSEs	—	1,486.6	—	—	—	—	—	1,486.6
Tax-exempt	44.3	57.3	454.7	599.3	—	—	31.8	1,187.4
Other	—	—	12.3	—	29.1	6.9	7.6	55.9
Total AFS securities (1)	$1,429.8	$1,628.5	$715.9	$634.8	$223.9	$36.2	$39.4	$4,708.5

Equity securities
CRA investments	$—	$27.8	$—	$—	$—	$—	$25.6	$53.4
Preferred stock	—	—	—	—	73.2	39.0	1.7	113.9
Total equity securities (1)	$—	$27.8	$—	$—	$73.2	$39.0	$27.3	$167.3
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2021, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status as of March 31, 2021.

The amortized cost and fair value of the Company's debt securities as of March 31, 2021, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2021
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$10.7	$10.7
After one year through five years	31.3	31.8
After ten years	656.0	697.9
Total HTM securities	$698.0	$740.4

Available-for-sale
Due in one year or less	$50.0	$50.0
After one year through five years	38.0	38.5
After five years through ten years	780.5	780.8
After ten years	1,773.3	1,832.6
Mortgage-backed securities	4,271.5	4,238.0
Total AFS securities	$6,913.3	$6,939.9
During the three months ended March 31, 2021 and 2020, the Company did not have significant sales of investments securities.

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's held for investment loan portfolio is as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Warehouse lending	$4,901.8	$4,340.2
Municipal & nonprofit	1,676.9	1,728.8
Tech & innovation	2,514.2	2,548.3
Other commercial and industrial	6,174.3	5,911.2
CRE - owner occupied	1,814.5	1,909.3
Hotel franchise finance	2,038.8	1,983.9
Other CRE - non-owned occupied	3,613.0	3,640.2
Residential	3,055.8	2,378.5
Construction and land development	2,767.6	2,429.4
Other	154.1	183.2
Total loans HFI	28,711.0	27,053.0
Allowance for credit losses	(247.1)	(278.9)
Total loans HFI, net of allowance	$28,463.9	$26,774.1
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $88.6 million and $75.4 million reduced the carrying value of loans as of March 31, 2021 and December 31, 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $45.0 million and $26.0 million increased the carrying value of loans as of March 31, 2021 and December 31, 2020, respectively.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	March 31, 2021
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Warehouse lending	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—
Tech & innovation	9.3	3.4	12.7	—
Other commercial and industrial	8.6	6.4	15.0	—
CRE - owner occupied	32.1	—	32.1	—
Hotel franchise finance	—	—	—	—
Other CRE - non-owned occupied	41.5	—	41.5	—
Residential	9.0	—	9.0	—
Construction and land development	—	—	—	—
Other	0.3	3.0	3.3	—
Total	$100.8	$12.8	$113.6	$—

	December 31, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Warehouse lending	$—	$—	$—	$—
Municipal & nonprofit	1.9	—	1.9	—
Tech & innovation	9.6	3.9	13.5	—
Other commercial and industrial	10.9	6.3	17.2	—
CRE - owner occupied	34.5	—	34.5	—
Hotel franchise finance	—	—	—	—
Other CRE - non-owned occupied	36.5	—	36.5	—
Residential	11.4	—	11.4	—
Construction and land development	—	—	—	—
Other	0.1	0.1	0.2	—
Total	$104.9	$10.3	$115.2	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $1.5 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	March 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,901.8	$—	$—	$—	$—	$4,901.8
Municipal & nonprofit	1,676.9	—	—	—	—	1,676.9
Tech & innovation	2,514.2	—	—	—	—	2,514.2
Other commercial and industrial	6,174.2	0.1	—	—	0.1	6,174.3
CRE - owner occupied	1,814.5	—	—	—	—	1,814.5
Hotel franchise finance	2,038.8	—	—	—	—	2,038.8
Other CRE - non-owned occupied	3,612.3	0.7	—	—	0.7	3,613.0
Residential	3,049.4	6.4	—	—	6.4	3,055.8
Construction and land development	2,767.6	—	—	—	—	2,767.6
Other	154.0	—	0.1	—	0.1	154.1
Total loans	$28,703.7	$7.2	$0.1	$—	$7.3	$28,711.0

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$—	$—	$—	$4,340.2
Municipal & nonprofit	1,728.8	—	—	—	—	1,728.8
Tech & innovation	2,548.3	—	—	—	—	2,548.3
Other commercial and industrial	5,911.0	0.2	—	—	0.2	5,911.2
CRE - owner occupied	1,909.3	—	—	—	—	1,909.3
Hotel franchise finance	1,983.9	—	—	—	—	1,983.9
Other CRE - non-owned occupied	3,640.2	—	—	—	—	3,640.2
Residential	2,368.0	9.1	1.4	—	10.5	2,378.5
Construction and land development	2,429.4	—	—	—	—	2,429.4
Other	182.7	0.4	0.1	—	0.5	183.2
Total loans	$27,041.8	$9.7	$1.5	$—	$11.2	$27,053.0

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis is performed on a quarterly basis. The risk rating categories are described in "Note 1. Summary of Significant Accounting Policies." The following tables present risk ratings by loan portfolio segment and origination year. The origination year is the year of origination or renewal.

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$91.6	$63.2	$—	$0.8	$1.5	$—	$4,744.7	$4,901.8
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$91.6	$63.2	$—	$0.8	$1.5	$—	$4,744.7	$4,901.8

Municipal & nonprofit
Pass	$10.7	$222.1	$133.6	$81.4	$227.7	$997.9	$3.5	$1,676.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$10.7	$222.1	$133.6	$81.4	$227.7	$997.9	$3.5	$1,676.9

Tech & innovation
Pass	$124.9	$549.2	$150.7	$45.1	$2.3	$0.4	$1,590.9	$2,463.5
Special mention	4.0	14.4	—	—	—	—	—	18.4
Classified	18.7	5.6	6.7	1.3	—	—	—	32.3
Total	$147.6	$569.2	$157.4	$46.4	$2.3	$0.4	$1,590.9	$2,514.2

Other commercial and industrial
Pass	$1,025.9	$1,553.9	$736.5	$384.4	$204.8	$200.0	$1,907.1	$6,012.6
Special mention	0.2	2.8	43.1	17.8	29.9	4.8	5.2	103.8
Classified	—	0.9	19.7	3.7	16.2	10.6	6.8	57.9
Total	$1,026.1	$1,557.6	$799.3	$405.9	$250.9	$215.4	$1,919.1	$6,174.3

CRE - owner occupied
Pass	$88.3	$245.1	$291.8	$235.9	$370.8	$420.0	$32.6	$1,684.5
Special mention	2.3	0.9	11.5	9.2	22.5	13.8	24.4	84.6
Classified	—	1.4	6.8	4.7	5.2	27.3	—	45.4
Total	$90.6	$247.4	$310.1	$249.8	$398.5	$461.1	$57.0	$1,814.5

Hotel franchise finance
Pass	$102.8	$166.2	$684.7	$448.3	$139.0	$70.5	$158.8	$1,770.3
Special mention	—	6.1	82.8	56.7	27.4	11.9	—	184.9
Classified	—	11.0	56.8	—	12.5	3.3	—	83.6
Total	$102.8	$183.3	$824.3	$505.0	$178.9	$85.7	$158.8	$2,038.8

Other CRE - non-owned occupied
Pass	$167.1	$1,069.3	$857.6	$527.1	$317.5	$337.4	$271.8	$3,547.8
Special mention	—	1.4	—	8.3	1.4	11.2	—	22.3
Classified	—	0.4	23.8	—	1.6	17.1	—	42.9
Total	$167.1	$1,071.1	$881.4	$535.4	$320.5	$365.7	$271.8	$3,613.0

Residential
Pass	$599.9	$1,116.5	$715.6	$338.4	$92.8	$145.5	$38.3	$3,047.0
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	4.9	3.2	—	0.7	—	8.8
Total	$599.9	$1,116.5	$720.5	$341.6	$92.8	$146.2	$38.3	$3,055.8

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Construction and land development
Pass	$219.6	$673.7	$668.9	$375.3	$8.9	$1.1	$758.0	$2,705.5
Special mention	1.0	8.2	6.3	44.5	—	—	—	60.0
Classified	—	1.5	0.6	—	—	—	—	2.1
Total	$220.6	$683.4	$675.8	$419.8	$8.9	$1.1	$758.0	$2,767.6

Other
Pass	$8.5	$19.6	$13.5	$5.9	$4.8	$72.7	$25.2	$150.2
Special mention	—	—	—	0.1	—	0.1	—	0.2
Classified	3.0	—	0.1	0.2	—	0.4	—	3.7
Total	$11.5	$19.6	$13.6	$6.2	$4.8	$73.2	$25.2	$154.1

Total by Risk Category
Pass	$2,439.3	$5,678.8	$4,252.9	$2,442.6	$1,370.1	$2,245.5	$9,530.9	$27,960.1
Special mention	7.5	33.8	143.7	136.6	81.2	41.8	29.6	474.2
Classified	21.7	20.8	119.4	13.1	35.5	59.4	6.8	276.7
Total	$2,468.5	$5,733.4	$4,516.0	$2,592.3	$1,486.8	$2,346.7	$9,567.3	$28,711.0

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
Warehouse lending
Pass	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2

Municipal & nonprofit
Pass	$219.3	$156.6	$81.6	$231.2	$129.1	$905.6	$3.5	$1,726.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	1.9	—	—	—	1.9
Total	$219.3	$156.6	$81.6	$233.1	$129.1	$905.6	$3.5	$1,728.8

Tech & innovation
Pass	$609.7	$207.4	$76.9	$2.0	$0.9	$—	$1,608.8	$2,505.7
Special mention	10.7	4.6	—	—	—	—	—	15.3
Classified	25.2	2.0	—	—	—	—	0.1	27.3
Total	$645.6	$214.0	$76.9	$2.0	$0.9	$—	$1,608.9	$2,548.3

Other commercial and industrial
Pass	$2,069.5	$819.8	$447.7	$250.7	$99.7	$114.6	$1,935.7	$5,737.7
Special mention	2.2	52.1	32.1	22.1	1.7	0.2	34.3	144.7
Classified	0.9	8.4	3.2	1.6	9.7	0.8	4.2	28.8
Total	$2,072.6	$880.3	$483.0	$274.4	$111.1	$115.6	$1,974.2	$5,911.2

CRE - owner occupied
Pass	$252.2	$307.1	$302.1	$402.4	$148.4	$323.5	$39.5	$1,775.2
Special mention	0.9	12.4	9.3	24.3	4.4	10.5	22.4	84.2
Classified	1.4	7.5	4.8	8.5	6.2	19.5	2.0	49.9
Total	$254.5	$327.0	$316.2	$435.2	$159.0	$353.5	$63.9	$1,909.3

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
Hotel franchise finance
Pass	$161.6	$792.0	$464.1	$139.9	$—	$101.5	$162.6	$1,821.7
Special mention	—	32.7	56.9	27.3	—	18.2	—	135.1
Classified	8.9	—	—	12.6	2.1	3.5	—	27.1
Total	$170.5	$824.7	$521.0	$179.8	$2.1	$123.2	$162.6	$1,983.9

Other CRE - non-owned occupied
Pass	$1,032.6	$912.5	$560.8	$384.3	$164.7	$208.4	$281.0	$3,544.3
Special mention	1.4	—	7.0	5.4	1.0	7.4	—	22.2
Classified	7.4	26.4	—	20.3	6.5	13.1	—	73.7
Total	$1,041.4	$938.9	$567.8	$410.0	$172.2	$228.9	$281.0	$3,640.2

Residential
Pass	$759.5	$869.3	$402.0	$108.9	$113.8	$74.1	$39.5	$2,367.1
Special mention	—	—	—	—	—	—	—	—
Classified	—	4.4	5.9	1.1	—	—	—	11.4
Total	$759.5	$873.7	$407.9	$110.0	$113.8	$74.1	$39.5	$2,378.5

Construction and land development
Pass	$677.8	$704.2	$429.6	$15.4	$1.2	$15.0	$537.4	$2,380.6
Special mention	8.5	0.4	38.0	—	—	—	0.4	47.3
Classified	—	—	1.5	—	—	—	—	1.5
Total	$686.3	$704.6	$469.1	$15.4	$1.2	$15.0	$537.8	$2,429.4

Other
Pass	$21.1	$15.6	$14.5	$5.8	$1.8	$75.8	$45.7	$180.3
Special mention	—	—	0.1	1.7	—	0.5	—	2.3
Classified	—	0.1	0.2	—	0.1	0.2	—	0.6
Total	$21.1	$15.7	$14.8	$7.5	$1.9	$76.5	$45.7	$183.2

Total by Risk Category
Pass	$5,938.5	$4,784.5	$2,780.2	$1,542.2	$659.7	$1,818.5	$8,856.1	$26,379.7
Special mention	23.7	102.2	143.4	80.8	7.1	36.8	57.1	451.1
Classified	43.8	48.8	15.6	46.0	24.6	37.1	6.3	222.2
Total	$6,006.0	$4,935.5	$2,939.2	$1,669.0	$691.4	$1,892.4	$8,919.5	$27,053.0
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
The Company's TDR loans totaled $60.2 million and $61.6 million as of March 31, 2021 and December 31, 2020, respectively, and had an allowance for credit losses on these loans of $3.1 million and $2.7 million, respectively. As of March 31, 2021 and December 31, 2020, commitments outstanding on TDR loans totaled $0.3 million and $0.6 million, respectively.

The following table presents TDR loans as of March 31, 2021:

	March 31, 2021
	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	4	$19.8
Other commercial and industrial	10	24.3
CRE - owner occupied	3	1.9
Hotel franchise finance	2	5.3
Other CRE - non-owned occupied	3	8.9
Total	22	$60.2
During the three months ended March 31, 2021, the Company had 3 new TDR loans with a recorded investment of $4.7 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans. As of March 31, 2020, the Company's TDR loans totaled $26.5 million, none of which were new TDR loans that were modified during the three months ended March 31, 2020.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three months ended March 31, 2021, there were no loans for which there was a payment default within 12 months following the modification. During the three months ended March 31, 2020, there was one commercial and industrial loan with a recorded investment of $0.7 million for which there was a payment default. There was no increase to the allowance for credit losses or a writeoff that resulted from this TDR redefault during the three months ended March 31, 2020.
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2021:

	March 31, 2021
	Real Estate Collateral	Other Collateral	Total
	(in millions)
Warehouse lending	$—	$—	$—
Municipal & nonprofit	—	—	—
Tech & innovation	—	32.3	32.3
Other commercial and industrial	—	13.1	13.1
CRE - owner occupied	37.6	—	37.6
Hotel franchise finance	83.5	—	83.5
Other CRE - non-owned occupied	23.6	—	23.6
Residential	—	—	—
Construction and land development	2.0	—	2.0
Other	—	0.4	0.4
Total	$146.7	$45.8	$192.5
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2021.

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" for further discussion. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's loans held for investment portfolio as of March 31, 2021.
The below tables reflect the activity in the allowance for credit losses on loans held for investment by loan portfolio segment:

	Three Months Ended March 31, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, March 31, 2021
	(1)				(1)
	(in millions)
Warehouse lending	$3.4	$0.2	$—	$—	$3.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	35.3	(11.6)	—	(0.2)	23.9
Other commercial and industrial	94.7	(16.5)	0.1	(0.3)	78.4
CRE - owner occupied	18.6	(8.9)	—	—	9.7
Hotel franchise finance	43.3	6.1	—	—	49.4
Other CRE - non-owned occupied	39.9	(5.4)	2.0	(0.2)	32.7
Residential	0.8	2.4	—	—	3.2
Construction and land development	22.0	3.9	—	—	25.9
Other	5.0	0.1	—	—	5.1
Total	$278.9	$(30.4)	$2.1	$(0.7)	$247.1
(1)Includes an estimate of future recoveries.

	Three Months Ended March 31, 2020
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, March 31, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.2	$0.2	$—	$—	$0.4
Municipal & nonprofit	17.4	(1.2)	—	—	16.2
Tech & innovation	22.4	17.4	—	—	39.8
Other commercial and industrial	95.8	23.3	0.1	(1.3)	120.3
CRE - owner occupied	10.4	0.1	—	—	10.5
Hotel franchise finance	14.1	4.7	—	—	18.8
Other CRE - non-owned occupied	10.5	1.7	—	(2.0)	14.2
Residential	3.8	(2.5)	—	—	1.3
Construction and land development	6.2	0.9	—	—	7.1
Other	6.1	0.6	—	—	6.7
Total	$186.9	$45.2	$0.1	$(3.3)	$235.3
(1)Includes an estimate of future recoveries.
Accrued interest receivable on loans totaled $138.1 million and $142.1 million at March 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

In addition to the allowance for credit losses on loans held for investment, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in other liabilities on the consolidated balance sheets.
The below tables reflect the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$37.0	$9.0
Beginning balance adjustment from adoption of CECL	—	15.1
(Recovery of) provision for credit losses	(4.4)	5.5
Balance, end of period	$32.6	$29.6
The following tables disaggregate the Company's allowance for credit losses on loans held for investment and loan balances by measurement methodology:

	March 31, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,901.8	$—	$4,901.8	$3.6	$—	$3.6
Municipal & nonprofit	1,676.9	—	1,676.9	15.2	—	15.2
Tech & innovation	2,481.9	32.3	2,514.2	21.9	2.0	23.9
Other commercial and industrial	6,117.6	56.7	6,174.3	74.9	3.5	78.4
CRE - owner occupied	1,767.8	46.7	1,814.5	9.7	—	9.7
Hotel franchise finance	1,925.4	113.4	2,038.8	43.2	6.2	49.4
Other CRE - non-owned occupied	3,558.7	54.3	3,613.0	32.7	—	32.7
Residential	3,046.9	8.9	3,055.8	3.2	—	3.2
Construction and land development	2,765.6	2.0	2,767.6	25.9	—	25.9
Other	150.4	3.7	154.1	3.6	1.5	5.1
Total	$28,393.0	$318.0	$28,711.0	$233.9	$13.2	$247.1

	December 31, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$4,340.2	$3.4	$—	$3.4
Municipal & nonprofit	1,726.9	1.9	1,728.8	15.9	—	15.9
Tech & innovation	2,521.1	27.2	2,548.3	31.4	3.9	35.3
Other commercial and industrial	5,883.1	28.1	5,911.2	90.3	4.4	94.7
CRE - owner occupied	1,857.9	51.4	1,909.3	18.6	—	18.6
Hotel franchise finance	1,927.0	56.9	1,983.9	40.4	2.9	43.3
Other CRE - non-owned occupied	3,553.6	86.6	3,640.2	39.9	—	39.9
Residential	2,367.1	11.4	2,378.5	0.8	—	0.8
Construction and land development	2,427.9	1.5	2,429.4	22.0	—	22.0
Other	182.6	0.6	183.2	5.0	—	5.0
Total	$26,787.4	$265.6	$27,053.0	$267.7	$11.2	$278.9

Loan Purchases and Sales
The following table presents loan purchases by portfolio segment:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Warehouse lending	$—	$99.4
Tech & innovation	34.9	177.2
Other commercial and industrial	217.6	91.5
Residential	1,016.6	279.5
Other	32.0	—
Total	$1,301.1	$667.6
There were no loans purchased with more-than-insignificant deterioration in credit quality during the three months ended March 31, 2021 and 2020.
The following table presents loan sales:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Carrying value	$100.1	$—
Gain on sale	0.7	—

4. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in millions)
Short-Term:
Federal funds purchased	$—	$—
FHLB advances	5.0	5.0
Total short-term borrowings	$5.0	$5.0
The Company maintains federal fund lines of credit totaling $2.5 billion as of March 31, 2021, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of March 31, 2021 and December 31, 2020, there were no outstanding balances on the Company's federal fund lines of credit.
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company has a PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $1.5 billion in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down. At March 31, 2021, the Company had no amounts outstanding under its line of credit or its PPP lending facility with the FRB and had $5.0 million in borrowings under its lines of credit with the FHLB. As of March 31, 2021 and December 31, 2020, the Company had additional available credit with the FHLB of approximately $4.2 billion and $4.0 billion, respectively, and with the FRB of approximately $2.7 billion.
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $15.9 million and $16.0 million at March 31, 2021 and December 31, 2020, respectively. The weighted average rate on customer repurchase agreements was 0.15% as of March 31, 2021 and December 31, 2020.

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
In June 2015, WAB issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt is redeemable by WAB, in whole or in part, for a price equal to the principal amount plus accrued and unpaid interest. The subordinated debt had a fixed interest rate of 5.00% through June 30, 2020, which then converted to a variable rate of 3.20% plus three-month LIBOR through maturity. On October 15, 2020, WAB redeemed $75 million of this subordinated debt issuance.
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
The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $464.4 million and $469.8 million at March 31, 2021 and December 31, 2020, respectively.
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
The carrying value of junior subordinated debt was $79.3 million and $78.9 million as of March 31, 2021 and December 31, 2020, respectively. The weighted average interest rate of all junior subordinated debt as of March 31, 2021 was 2.53%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.58% at December 31, 2020.
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

6. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2021 will be fully vested on July 1, 2021. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2021 and 2020 was $23.7 million and $21.7 million, respectively. Stock compensation expense related to restricted stock awards granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2021, the Company recognized $5.6 million in stock-based compensation expense related to these stock grants, compared to $4.9 million for the three months ended March 31, 2020.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three months ended March 31, 2021 and 2020, however expense is still being recognized for a grant made in 2017 with a four-year vesting period. For the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million in stock-based compensation expense related to these performance-based restricted stock grant.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three months ended March 31, 2021, the Company recognized $2.1 million in stock-based compensation expense related to these performance stock units, compared to $1.7 million for the three months ended March 31, 2020.
The three-year performance period for the 2018 grant ended on December 31, 2020, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 152,418 shares became fully vested and were distributed to executive management in the first quarter of 2021.
Common Stock Sale
The Company sold 2.3 million shares of its common stock in a registered direct offering during the three months ended March 31, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.
Common Stock Repurchase
The Company's common stock repurchase program, which expired on December 31, 2020, authorized the Company to repurchase up to $250.0 million of its outstanding common stock. During the three months ended March 31, 2020, the Company repurchased 1,769,479 shares of its common stock at a weighted average price of $35.30 for a total payment of $62.5 million.
Cash Dividend
During the three months ended March 31, 2021, the Company declared and paid a cash dividend of $0.25 per share, for a total dividend payment to shareholders of $25.3 million. During the three months ended March 31, 2020, the Company declared and paid a cash dividend of $0.25 per share, for a total payment to shareholders of $25.6 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2021, the Company purchased treasury shares of 154,163 at a weighted average price of $83.56 per share. During the three months ended March 31, 2020, the Company purchased treasury shares of 139,111 at a weighted average price of $53.61 per share.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$92.3
Other comprehensive loss before reclassifications	(72.0)	—	(0.3)	(72.3)
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive loss	(72.1)	—	(0.3)	(72.4)
Balance, March 31, 2021	$20.0	$(0.3)	$0.2	$19.9

Balance, December 31, 2019	$21.4	$0.0	$3.6	$25.0
Other comprehensive income (loss) before reclassifications	6.3	(0.3)	6.6	12.6
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive income (loss)	6.2	(0.3)	6.6	12.5
Balance, March 31, 2020	$27.6	$(0.3)	$10.2	$37.5
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31,
Income Statement Classification	2021	2020
	(in millions)
Gain on sales of investment securities, net	$0.1	$0.1
Income tax expense	0.0	0.0
Net of tax	$0.1	$0.1

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
The Company has also entered into receive fixed/pay variable interest rate swaps, designated as fair value hedges on its fixed rate 2015 and 2016 subordinated debt offerings. As a result, the Company is paying a floating rate of three-month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. In July 2020, the interest payment on this subordinated debt issuance converted from a fixed rate to a floating rate, at which time the Company unwound this swap. For the fair value hedge on the Parent's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three-month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
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

Fair Value Hedges

As of March 31, 2021 and December 31, 2020, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31, 2021		December 31, 2020
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans - HFI, net of deferred loan fees and costs (2)	$1,543.4	$46.8	$1,587.1	$85.5
Qualifying debt	(242.0)	3.0	(247.6)	(2.7)
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)The Company designated $1.0 billion as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.8 billion and $1.9 billion as of March 31, 2021 and December 31, 2020, respectively) in this last-of-layer hedging relationship, which commenced in the fourth quarter of 2020. The cumulative basis adjustment included in the carrying value of these hedged items totaled $7.9 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.

For the Company's derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans, the gain or loss on the hedged item is included in interest income and for subordinated debt, the gain or loss on the hedged items is included in interest expense, as shown in the table below.

	Three Months Ended March 31,
	2021		2020
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$38.7	$(38.7)	$(41.8)	$41.8
Interest expense	(5.7)	5.7	4.8	(4.8)
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of March 31, 2021, December 31, 2020, and March 31, 2020. The change in the notional amounts of these derivatives from March 31, 2020 to March 31, 2021 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as indicated in the following table:

	March 31, 2021			December 31, 2020			March 31, 2020
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$1,685.9	$7.9	$57.7	$1,689.9	$3.3	$86.1	$859.1	$4.4	$95.1
Total	1,685.9	7.9	57.7	1,689.9	3.3	86.1	859.1	4.4	95.1
Netting adjustments (2)	—	5.4	5.4	—	0.6	0.6	—	—	—
Net	$1,685.9	$2.5	$52.3	$1,689.9	$2.7	$85.5	$859.1	$4.4	$95.1

Derivatives not designated as hedging instruments:
Foreign currency contracts	$119.3	$1.0	$0.7	$119.2	$0.7	$1.2	$9.3	$0.3	$0.2
Interest rate swaps	3.5	0.2	0.2	3.5	0.2	0.2	2.9	0.2	0.2
Total	$122.8	$1.2	$0.9	$122.7	$0.9	$1.4	$12.2	$0.5	$0.4
(1)Interest rate swap amounts include a notional amount of $1.0 billion related to the last-of-layer hedges.
(2)Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties exceeded its net derivative liabilities as of March 31, 2021, December 31, 2020, and March 31, 2020, resulting in excess collateral postings of $36.4 million, $31.7 million and $22.4 million, respectively.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	March 31, 2021	December 31, 2020	March 31, 2020
	(in millions)
Largest gross exposure (derivative asset) to an individual counterparty	$7.9	$2.7	$4.3
Collateral posted by this counterparty	—	—	—
Derivative liability with this counterparty	5.4	—	—
Collateral pledged to this counterparty	18.1	—	—
Net exposure after netting adjustments and collateral	$7.9	$2.7	$4.3

9. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Weighted average shares - basic	100.8	101.3
Dilutive effect of stock awards	0.6	0.4
Weighted average shares - diluted	101.4	101.7
Net income	$192.5	$83.9
Earnings per share - basic	1.91	0.83
Earnings per share - diluted	1.90	0.83
The Company had no anti-dilutive stock options outstanding at each of the periods ended March 31, 2021 and 2020.

10. INCOME TAXES
The Company's effective tax rate was 17.9% and 18.1% for the three months ended March 31, 2021 and 2020, respectively. There is not a significant difference in the effective tax rate.
As of March 31, 2021, the net DTA balance totaled $49.8 million, an increase of $18.5 million from the year end 2020 DTA balance of $31.3 million. This overall increase in the net deferred tax asset was primarily the result of decreases in the fair market value of AFS securities and tax credit carryforwards. These items were not fully offset by decreases in deferred insurance premiums and increases to premises and equipment.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $49.8 million at March 31, 2021 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2021 and December 31, 2020, the Company had no deferred tax valuation allowance.
As of March 31, 2021, the Company’s gross federal NOL carryovers after current year-to-date utilization, all of which are subject to limitations under Section 382 of the IRC, totaled approximately $42.4 million for which a deferred tax asset of $4.7 million has been recorded, reflecting the expected benefit of these remaining federal NOL carryovers. The Company does not have any significant state NOL carryovers.
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
Investments in LIHTC and renewable energy total $487.9 million and $405.6 million as of March 31, 2021 and December 31, 2020, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheets and total $228.9 million and $151.7 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, $15.5 million and $7.4 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,134.0 at March 31, 2021 and $1,077.2 at December 31, 2020	$9,577.3	$9,425.2
Credit card commitments and financial guarantees	289.9	291.5
Letters of credit, including unsecured letters of credit of $7.4 at March 31, 2021 and $9.9 at December 31, 2020	158.8	186.9
Total	$10,026.0	$9,903.6
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $32.6 million and $37.0 million as of March 31, 2021 and December 31, 2020, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2021 and December 31, 2020, CRE related loans accounted for approximately 37% and 38% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 27% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2021 and December 31, 2020, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $3.7 million and $3.4 million during the three months ended March 31, 2021 and 2020, respectively. Other lease costs, which include common area maintenance, parking, and taxes, and were included as part of occupancy expense, totaled $1.0 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively.

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
For the three months ended March 31, 2021 and 2020, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Unrealized (losses) gains	$(0.4)	$8.7
Changes included in OCI, net of tax	(0.3)	6.6
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
	(in millions)
March 31, 2021
Assets:
Available-for-sale debt securities
CLO	$—	$980.7	$—	$980.7
Commercial MBS issued by GSEs	—	87.8	—	87.8
Corporate debt securities	—	285.1	—	285.1
Private label residential MBS	—	1,900.6	—	1,900.6
Residential MBS issued by GSEs	—	2,249.6	—	2,249.6
Tax-exempt	—	1,329.7	—	1,329.7
U.S. treasury securities	50.0	—	—	50.0
Other	27.3	29.1	—	56.4
Total AFS debt securities	$77.3	$6,862.6	$—	$6,939.9
Equity securities
CRA investments	$27.4	$30.0	$—	$57.4
Preferred stock	135.5	—	—	135.5
Total equity securities	$162.9	$30.0	$—	$192.9
Derivative assets (1)	$—	$9.1	$—	$9.1
Liabilities:
Junior subordinated debt (2)	$—	$—	$66.3	$66.3
Derivative liabilities (1)	—	58.6	—	58.6
(1)Derivative assets and liabilities relate primarily to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $46.8 million and the net carrying value of subordinated debt is increased by $3.0 million as of March 31, 2021 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2020
Assets:
Available-for-sale debt securities
CLO	$—	$146.9	$—	$146.9
Commercial MBS issued by GSEs	—	84.6	—	84.6
Corporate debt securities	—	270.2	—	270.2
Private label residential MBS	—	1,476.9	—	1,476.9
Residential MBS issued by GSEs	—	1,486.6	—	1,486.6
Tax-exempt	—	1,187.4	—	1,187.4
Other	26.5	29.4	—	55.9
Total AFS debt securities	$26.5	$4,682.0	$—	$4,708.5
Equity securities
CRA investments	$27.8	$25.6	$—	$53.4
Preferred stock	113.9	—	—	113.9
Total equity securities	$141.7	$25.6	$—	$167.3
Derivative assets (1)	$—	$4.2	$—	$4.2
Liabilities:
Junior subordinated debt (2)	$—	$—	$65.9	$65.9
Derivative liabilities (1)	—	87.5	—	87.5
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
For the three months ended March 31, 2021 and 2020, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2021	2020
	(in millions)
Beginning balance	$(65.9)	$(61.7)
Change in fair value (1)	(0.4)	8.7
Ending balance	$(66.3)	$(53.0)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(0.3) million and $6.6 million for three months ended March 31, 2021 and 2020, respectively.
For Level 3 liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$66.3	Discounted cash flow	Implied credit rating of the Company	2.78%

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65.9	Discounted cash flow	Implied credit rating of the Company	2.87%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2021 and December 31, 2020 was the implied credit risk for the Company. As of March 31, 2021 and December 31, 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.

As of March 31, 2021, the Company estimates the discount rate at 2.78%, which represents an implied credit spread of 2.59% plus three-month LIBOR (0.19%). As of December 31, 2020, the Company estimated the discount rate at 2.87%, which was a 2.64% credit spread plus three-month LIBOR (0.24%).
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of March 31, 2021:
Loans	$183.0	$—	$—	$183.0
Other assets acquired through foreclosure	4.2	—	—	4.2
As of December 31, 2020:
Loans	$187.3	$—	$—	$187.3
Other assets acquired through foreclosure	1.4	—	—	1.4
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans	$183.0	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
Other assets acquired through foreclosure	4.2	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans	$187.3	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
Other assets acquired through foreclosure	1.4	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $183.0 million and $187.3 million at March 31, 2021 and December 31, 2020, respectively, net of a specific valuation allowance of $9.5 million and $8.9 million at March 31, 2021 and December 31, 2020, respectively.

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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $4.2 million and $1.4 million of such assets at March 31, 2021 and December 31, 2020, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$698.0	$—	$740.4	$—	$740.4
AFS	6,939.9	77.3	6,862.6	—	6,939.9
Equity	192.9	162.9	30.0	—	192.9
Derivative assets	9.1	—	9.1	—	9.1
Loans, net	28,463.9	—	—	29,244.8	29,244.8
Accrued interest receivable	169.9	—	169.9	—	169.9
Financial liabilities:
Deposits	$38,393.1	$—	$38,397.4	$—	$38,397.4
Customer repurchase agreements	15.9	—	15.9	—	15.9
Other borrowings	5.0	—	5.0	—	5.0
Qualifying debt	543.7	—	492.6	79.8	572.4
Derivative liabilities	58.6	—	58.6	—	58.6
Accrued interest payable	12.7	—	12.7	—	12.7

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$568.8	$—	$611.8	$—	$611.8
AFS	4,708.5	26.5	4,682.0	—	4,708.5
Equity securities	167.3	141.7	25.6	—	167.3
Derivative assets	4.2	—	4.2	—	4.2
Loans, net	26,774.1	—	—	27,231.0	27,231.0
Accrued interest receivable	166.1	—	166.1	—	166.1
Financial liabilities:
Deposits	$31,930.5	$—	$31,935.9	$—	$31,935.9
Customer repurchase agreements	16.0	—	16.0	—	16.0
Other borrowings	5.0	—	5.0	—	5.0
Qualifying debt	548.7	—	488.1	79.3	567.4
Derivative liabilities	87.5	—	87.5	—	87.5
Accrued interest payable	11.0	—	11.0	—	11.0

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2021 and December 31, 2020 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at March 31, 2021 and December 31, 2020.

13. SEGMENTS
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
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 8% during the year. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2021:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$13,235.3	$13.4	$33.1	$13,188.8
Loans, net of deferred loan fees and costs	28,711.0	20,660.4	8,048.9	1.7
Less: allowance for credit losses	(247.1)	(229.8)	(17.3)	—
Total loans	28,463.9	20,430.6	8,031.6	1.7
Other assets acquired through foreclosure, net	4.2	4.2	—	—
Goodwill and other intangible assets, net	298.0	295.7	2.3	—
Other assets	1,395.6	251.5	113.1	1,031.0
Total assets	$43,397.0	$20,995.4	$8,180.1	$14,221.5
Liabilities:
Deposits	$38,393.1	$24,126.0	$13,286.5	$980.6
Borrowings and qualifying debt	548.7	—	—	548.7
Other liabilities	742.5	226.4	6.0	510.1
Total liabilities	39,684.3	24,352.4	13,292.5	2,039.4
Allocated equity:	3,712.7	2,100.3	702.9	909.5
Total liabilities and stockholders' equity	$43,397.0	$26,452.7	$13,995.4	$2,948.9
Excess funds provided (used)	—	5,457.3	5,815.3	(11,272.6)

Income Statement:
Three Months Ended March 31, 2021:	(in millions)
Net interest income	$317.3	$263.7	$107.9	$(54.3)
(Recovery of) provision for credit losses	(32.4)	(36.3)	1.7	2.2
Net interest income (expense) after provision for credit losses	349.7	300.0	106.2	(56.5)
Non-interest income	19.7	19.2	0.5	—
Non-interest expense	135.0	98.3	35.2	1.5
Income (loss) before income taxes	234.4	220.9	71.5	(58.0)
Income tax expense (benefit)	41.9	52.7	17.5	(28.3)
Net income	$192.5	$168.2	$54.0	$(29.7)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2020:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,176.5	$12.0	$45.6	$8,118.9
Loans, net of deferred loan fees and costs	27,053.0	20,245.8	6,798.2	9.0
Less: allowance for loan losses	(278.9)	(263.4)	(15.4)	(0.1)
Total loans	26,774.1	19,982.4	6,782.8	8.9
Other assets acquired through foreclosure, net	1.4	1.4	—	—
Goodwill and other intangible assets, net	298.5	296.1	2.4	—
Other assets	1,210.5	257.0	96.6	856.9
Total assets	$36,461.0	$20,548.9	$6,927.4	$8,984.7
Liabilities:
Deposits	$31,930.5	$21,448.0	$9,936.8	$545.7
Borrowings and qualifying debt	553.7	—	—	553.7
Other liabilities	563.3	170.4	3.3	389.6
Total liabilities	33,047.5	21,618.4	9,940.1	1,489.0
Allocated equity:	3,413.5	1,992.2	579.1	842.2
Total liabilities and stockholders' equity	$36,461.0	$23,610.6	$10,519.2	$2,331.2
Excess funds provided (used)	—	3,061.7	3,591.8	(6,653.5)

Three Months Ended March 31, 2020:	(in millions)
Net interest income	$269.0	$228.5	$55.7	$(15.2)
Provision for credit losses	51.2	47.9	3.0	0.3
Net interest income (expense) after provision for credit losses	217.8	180.6	52.7	(15.5)
Non-interest income	5.1	11.4	0.4	(6.7)
Non-interest expense	120.5	82.4	25.8	12.3
Income (loss) before income taxes	102.4	109.6	27.3	(34.5)
Income tax expense (benefit)	18.5	26.0	6.4	(13.9)
Net income	$83.9	$83.6	$20.9	$(20.6)

14. REVENUE FROM CONTRACTS WITH CUSTOMERS
ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company’s revenue streams including interest income, credit and debit card fees, income from equity investments including warrants and SBIC equity income, income from bank owned life insurance, foreign currency income, and lending related income are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, and success fees are within the scope of ASC 606.
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Three Months Ended March 31, 2021	(in millions)
Revenue from contracts with customers:
Service charges and fees	$6.7	$6.2	$0.5	$—
Debit and credit card interchange (1)	1.3	1.3	—	—
Success fees (2)	1.0	1.0	—	—
Other income	0.2	0.2	—	—
Total revenue from contracts with customers	$9.2	$8.7	$0.5	$—
Revenues outside the scope of ASC 606 (3)	10.5	10.5	—	—
Total non-interest income	$19.7	$19.2	$0.5	$—

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Three Months Ended March 31, 2020	(in millions)
Revenue from contracts with customers:
Service charges and fees	$6.4	$6.0	$0.4	$—
Debit and credit card interchange (1)	1.4	1.4	—	—
Success fees (2)	0.1	0.1	—	—
Other income	0.1	0.1	—	—
Total revenue from contracts with customers	$8.0	$7.6	$0.4	$—
Revenues outside the scope of ASC 606 (3)	(2.9)	3.8	—	(6.7)
Total non-interest income	$5.1	$11.4	$0.4	$(6.7)
(1)Included as part of Card income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of March 31, 2021. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $1.7 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

15. SUBSEQUENT EVENTS
On April 7, 2021, the Company completed its previously announced acquisition of Aris, the parent company of AHM, and certain other parties, pursuant to which, Aris merged with and into an indirect subsidiary of WAB. As a result of the Merger, AHM is now a wholly-owned indirect subsidiary of the Company and will continue to operate as AmeriHome Mortgage, a Western Alliance Bank company. AHM is a leading national business to business mortgage acquirer and servicer. The acquisition of AHM is expected to extend the Company’s national commercial businesses with a complementary national mortgage franchise that will allow the Company to expand mortgage offerings to existing clients. In addition, this acquisition positions the Company for continued growth, increased returns, and diversifies the Company’s revenue profile by expanding sources of fee revenue.
Based on AHM's closing balance sheet and a $275 million cash premium, total consideration was approximately $1.22 billion. This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of these consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is also unable to provide the supplemental pro forma revenue and earnings for the combined entity. The Company expects to file all required financial statements of AHM and related pro forma financial information through an amendment to its Form 8-K filed with the SEC on April 7, 2021 no later than 71 days following the date that such 8-K was required to be filed.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) ability to successfully integrate and operate AHM; 2) the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, including legislative or regulatory changes such as the CARES Act as well as the distribution and effectiveness of COVID-19 vaccines; 3) other financial market and economic conditions adversely effecting financial performance; 4) dependency on real estate and events that negatively impact the real estate market; 5) high concentration of commercial real estate and commercial and industrial loans; 6) the inherent risk associated with accounting estimates, including the impact to the Company's allowance, provision for credit losses, and capital levels under the CECL accounting standard; 7) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 8) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 9) the Company's ability to compete in a highly competitive market; 10) dependence on low-cost deposits; 11) ability to borrow from the FHLB or the FRB; 12) exposure to environmental liabilities related to the properties to which the Company acquires title; 13) perpetration of fraud; 14) information security breaches; 15) reliance on third parties to provide key components of the Company's infrastructure; 16) a change in the Company's creditworthiness; 17) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 18) expansion strategies may not be successful; 19) risks associated with new lines of businesses or new products and services within existing lines of business; 20) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 21) inadequate or ineffective risk management practices and internal controls and procedures; 22) the Company's ability to adapt to technological change; 23) exposure to natural and man-made disasters in markets that the Company operates; 24) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 25) failure to comply with state and federal banking agency laws and regulations; 26) exposure of financial instruments to certain market risks may increase the volatility of earnings and AOCI; 27) uncertainty about the future of LIBOR, changes in interest rates, and increased rate competition; and 28) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Developments: Closing of AHM Acquisition
On April 7, 2021, the Company completed its previously announced acquisition of Aris, the parent company of AHM, pursuant to which, Aris merged with and into an indirect subsidiary of WAB. Based on AHM's closing balance sheet and a $275 million cash premium, total consideration was approximately $1.22 billion. As a result of the Merger, AHM is now a wholly-owned indirect subsidiary of the Company and will continue to operate as AmeriHome Mortgage, a Western Alliance Bank company. AHM is a leading national business to business mortgage acquirer and servicer. The acquisition of AHM is expected to extend the Company’s national commercial businesses with a complementary national mortgage franchise that will allow the Company to expand mortgage offerings to existing clients. In addition, this acquisition positions the Company for continued growth, increased returns, and diversifies the Company’s revenue profile by expanding sources of fee revenue.
Recent Developments: COVID-19 and the CARES Act
The COVID-19 pandemic and certain provisions of the CARES Act and other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company's operations, as further discussed below.
Financial position and results of operations
The continued improved outlook for the overall economy from December 31, 2020 resulted in a release of $32.4 million in credit loss provisions during the three months ended March 31, 2021. While the Company has not to date experienced significant write-offs related to the COVID-19 pandemic, the Company is continuing to closely monitor its loans with borrowers in COVID-19 impacted industries.
The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	March 31, 2021
	Loan Balance	Percent of Total Loan Portfolio
	(dollars in millions)
Industry (1):
Hotel	$2,282.6	7.9%
Investor dependent	1,141.1	4.0
Retail (2)	697.5	2.4
Gaming	569.9	2.0
Total	$4,691.1	16.3%
(1)Balances capture credit exposures in the business segments that manage the significant majority of industry relationships.
(2)Consists of real estate secured loan amounts that have significant retail dependency.
Although the Company has not experienced disproportionate impacts among its business segments to date, borrowers in the industries detailed in the table above could have greater sensitivity to the economic downturn with potentially longer recovery periods than other business lines.
Lending operations and accommodations to borrowers
The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of the program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses were able to apply for and receive PPP loans through May 31, 2021 and certain small businesses that previously received a loan under the original program were eligible to obtain an additional loan. These loans have a five-year term and earn interest at a rate of 1%. During the three months ended, March 31, 2021, the Company funded $560 million in loans under the second round of the PPP and received $478.7 million in loan payoffs on the first round of PPP loans. As of March 31, 2021, the outstanding balance of loans originated under the first and second round of the PPP totaled $1.5 billion.
The CARES Act permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provided interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This included the following (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers included extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of March 31, 2021, the Company has outstanding modifications on loans that met these conditions with a net balance of $271.4 million, of which, modifications involving loan payment deferrals total $68.5 million. Further, residential mortgage loans in forbearance have a net balance of $65.0 million as of March 31, 2021.
Included at the end of this section are updates to the Supervision and Regulation discussion disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Financial Results Highlights for the First Quarter of 2021
•Net income of $192.5 million, compared to $83.9 million for the first quarter 2020
•Diluted earnings per share of $1.90, compared to $0.83 per share for the first quarter 2020
•Total loans of $28.7 billion, up $1.7 billion from December 31, 2020
•Total deposits of $38.4 billion, up $6.5 billion from December 31, 2020
•Net interest margin of 3.37%, compared to 4.22% in the first quarter 2020
•Net revenue of $337.0 million, an increase of 22.9%, or $62.9 million, compared to the first quarter 2020, with non-interest expense increase of 12.0%, or $14.5 million, compared to the first quarter 2020
•PPNR of $202.0 million, up 31.5% from $153.6 million in the first quarter 20201
•Efficiency ratio of 39.1% in the first quarter 2021, compared to 42.9% in the first quarter 20201
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.27% of total assets, from 0.33% at March 31, 2020
•Annualized net loan charge-offs to average loans outstanding of 0.02%, compared to net loan recoveries to average loans outstanding of (0.06)% for the first quarter 2020
•Tangible common equity ratio of 7.9%, compared to 9.4% at March 31, 20201
•Stockholders' equity of $3.7 billion, an increase of $299.2 million from December 31, 2020
•Book value per common share of $35.89, an increase of 21.0% from $29.65 at March 31, 2020
•Tangible book value per share, net of tax, of $33.02, an increase of $6.29 from $26.73 at March 31, 20201
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2021.

1 See Non-GAAP Financial Measures section beginning on page 65.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Net income	$192.5	$83.9
Earnings per share - basic	1.91	0.83
Earnings per share - diluted	1.90	0.83
Return on average assets	1.93%	1.22%
Return on average tangible common equity (1)	24.2	12.2
Net interest margin	3.37	4.22
(1) See Non-GAAP Financial Measures section beginning on page 65.

	March 31, 2021	December 31, 2020
	(in millions)
Total assets	$43,397.0	$36,461.0
Total loans, net of deferred loan fees and costs	28,711.0	27,053.0
Total deposits	38,393.1	31,930.5
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

	March 31, 2021	December 31, 2020
	(dollars in millions)
Nonaccrual loans	$113.6	$115.2
Non-performing assets	150.6	149.8
Nonaccrual loans to funded loans	0.40%	0.43%
Net charge-offs to average loans outstanding (1)	0.02	0.06
(1)Annualized on an actual/actual basis for the three months ended March 31, 2021. Actual year-to-date for the year ended December 31, 2020.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $43.4 billion at March 31, 2021 from $36.5 billion at December 31, 2020. The increase in total assets of $6.9 billion, or 19.0%, relates primarily to an increase in cash and investment securities from continued deposit growth in addition to continued loan growth. Total loans increased by $1.7 billion, or 6.1%, to $28.7 billion as of March 31, 2021, compared to $27.1 billion as of December 31, 2020. The increase in loans from December 31, 2020 was driven by increases in commercial and industrial loans of $746.3 million, residential real estate loans of $674.5 million, and construction and land development loans of $336.5 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $104.8 million.
Total deposits increased $6.5 billion, or 20.2%, to $38.4 billion as of March 31, 2021 from $31.9 billion as of December 31, 2020. The increase in deposits from December 31, 2020 was driven by an increase of $4.1 billion in non-interest bearing demand deposits and $2.9 billion in savings and money market accounts. These increases were offset in part by a decrease in interest bearing demand deposits of $503.0 million.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$334.1	$307.2	$26.9
Interest expense	16.8	38.2	(21.4)
Net interest income	317.3	269.0	48.3
(Recovery of) provision for credit losses	(32.4)	51.2	(83.6)
Net interest income after (recovery of) provision for credit losses	349.7	217.8	131.9
Non-interest income	19.7	5.1	14.6
Non-interest expense	135.0	120.5	14.5
Income before provision for income taxes	234.4	102.4	132.0
Income tax expense	41.9	18.5	23.4
Net income	$192.5	$83.9	$108.6
Earnings per share - basic	$1.91	$0.83	$1.08
Earnings per share - diluted	$1.90	$0.83	$1.07
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
The following table shows the components of PPNR for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net interest income	$317.3	$269.0
Total non-interest income	19.7	5.1
Net revenue	$337.0	$274.1
Total non-interest expense	135.0	120.5
Pre-provision net revenue	$202.0	$153.6
Less:
(Recovery of) provision for credit losses	(32.4)	51.2
Income tax expense	41.9	18.5
Net income	$192.5	$83.9

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Total non-interest expense	$135.0	$120.5
Divided by:
Total net interest income	$317.3	$269.0
Plus:
Tax equivalent interest adjustment	8.0	6.5
Total non-interest income	19.7	5.1
	$345.0	$280.6
Efficiency ratio - tax equivalent basis	39.1%	42.9%
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

	March 31, 2021	December 31, 2020
	(dollars and shares in millions)
Total stockholders' equity	$3,712.7	$3,413.5
Less: goodwill and intangible assets	298.0	298.5
Total tangible stockholders' equity	3,414.7	3,115.0
Plus: deferred tax - attributed to intangible assets	1.4	1.6
Total tangible common equity, net of tax	$3,416.1	$3,116.6

Total assets	$43,397.0	$36,461.0
Less: goodwill and intangible assets, net	298.0	298.5
Tangible assets	43,099.0	36,162.5
Plus: deferred tax - attributed to intangible assets	1.4	1.6
Total tangible assets, net of tax	$43,100.4	$36,164.1

Tangible common equity ratio	7.9%	8.6%
Common shares outstanding	103.4	100.8
Book value per share	$35.89	$33.85
Tangible book value per share, net of tax	33.02	30.90

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of March 31, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	March 31, 2021	December 31, 2020
	(dollars in millions)
Common equity tier 1:
Common equity	$3,756.6	$3,465.9
Less:
Non-qualifying goodwill and intangibles	296.6	296.9
Disallowed deferred tax asset	2.7	—
AOCI related adjustments	19.7	91.8
Unrealized gain on changes in fair value liabilities	0.2	0.5
Common equity tier 1	$3,437.4	$3,076.7
Divided by: Risk-weighted assets	$33,326.1	$31,015.4
Common equity tier 1 ratio	10.3%	9.9%

Common equity tier 1	$3,437.4	$3,076.7
Plus: Trust preferred securities	81.5	81.5
Tier 1 capital	$3,518.9	$3,158.2
Divided by: Tangible average assets	$40,072.7	$34,349.3
Tier 1 leverage ratio	8.8%	9.2%

Total capital:
Tier 1 capital	$3,518.9	$3,158.2
Plus:
Subordinated debt	449.3	454.8
Adjusted allowances for credit losses	233.3	259.0
Tier 2 capital	$682.6	$713.8
Total capital	$4,201.5	$3,872.0
Total capital ratio	12.6%	12.5%

Classified assets to tier 1 capital plus allowance:
Classified assets	$280.9	$223.7
Divided by: Tier 1 capital	3,518.9	3,158.2
Plus: Adjusted allowances for credit losses	233.3	259.0
Total Tier 1 capital plus adjusted allowances for credit losses	$3,752.2	$3,417.2
Classified assets to tier 1 capital plus allowance	7.5%	6.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans:
Commercial and industrial	$13,951.6	$151.0	4.48%	$9,651.1	$124.7	5.32%
CRE - non-owner-occupied	5,649.7	65.1	4.68	5,238.0	68.9	5.30
CRE - owner-occupied	2,094.2	24.4	4.83	2,281.3	29.2	5.24
Construction and land development	2,484.8	35.6	5.81	2,006.0	32.2	6.50
Residential real estate	2,507.7	21.9	3.55	2,158.2	20.8	3.88
Consumer	34.5	0.4	5.39	55.4	0.8	5.47
Loans held for sale	—	—	—	21.8	0.3	5.98
Total loans (1), (2), (3)	26,722.5	298.4	4.59	21,411.8	276.9	5.27
Securities:
Securities - taxable	4,531.4	18.5	1.66	2,889.2	17.3	2.40
Securities - tax-exempt	1,980.9	15.5	3.99	1,164.3	10.1	4.40
Total securities (1)	6,512.3	34.0	2.37	4,053.5	27.4	2.98
Other	5,864.0	1.7	0.12	802.0	2.9	1.49
Total interest earning assets	39,098.8	334.1	3.55	26,267.3	307.2	4.80
Non-interest earning assets
Cash and due from banks	166.1			196.0
Allowance for credit losses	(289.1)			(192.7)
Bank owned life insurance	176.6			174.4
Other assets	1,271.2			1,158.9
Total assets	$40,423.6			$27,603.9
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$3,905.4	$1.3	0.13%	$3,098.5	$4.5	0.58%
Savings and money market accounts	13,994.4	7.1	0.21	9,033.4	17.6	0.79
Certificates of deposit	1,681.1	2.4	0.59	2,346.0	10.4	1.78
Total interest-bearing deposits	19,580.9	10.8	0.22	14,477.9	32.5	0.90
Short-term borrowings	24.8	0.1	1.13	148.2	0.4	1.17
Qualifying debt	547.2	5.9	4.39	395.1	5.3	5.34
Total interest-bearing liabilities	20,152.9	16.8	0.34	15,021.2	38.2	1.02
Interest cost of funding earning assets			0.18			0.58
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	15,972.6			8,869.7
Other liabilities	772.3			643.0
Stockholders’ equity	3,525.8			3,070.0
Total liabilities and stockholders' equity	$40,423.6			$27,603.9
Net interest income and margin (4)		$317.3	3.37%		$269.0	4.22%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.0 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Included in the yield computation are net loan fees of $32.9 million and $15.5 million for the three months ended March 31, 2021 and 2020, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2021 versus 2020
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans:
Commercial and industrial	$46.5	$(20.2)	$26.3
CRE - non-owner occupied	4.7	(8.5)	(3.8)
CRE - owner-occupied	(2.2)	(2.6)	(4.8)
Construction and land development	6.9	(3.5)	3.4
Residential real estate	3.1	(2.0)	1.1
Consumer	(0.2)	(0.2)	(0.4)
Loans held for sale	—	(0.3)	(0.3)
Total loans	58.8	(37.3)	21.5
Securities:
Securities - taxable	6.7	(5.5)	1.2
Securities - tax-exempt	6.4	(1.0)	5.4
Total securities	13.1	(6.5)	6.6
Other	1.5	(2.7)	(1.2)
Total interest income	73.4	(46.5)	26.9

Interest expense:
Interest-bearing transaction accounts	0.3	(3.5)	(3.2)
Savings and money market	2.5	(13.0)	(10.5)
Certificates of deposit	(0.9)	(7.1)	(8.0)
Short-term borrowings	(0.5)	0.2	(0.3)
Qualifying debt	1.6	(1.0)	0.6
Total interest expense	3.0	(24.4)	(21.4)

Net change	$70.4	$(22.1)	$48.3
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2021, interest income was $334.1 million, an increase of $26.9 million, or 8.8%, compared to $307.2 million for the three months ended March 31, 2020. This increase was primarily the result of a $5.3 billion increase in the average loan balance that drove a $21.5 million increase in interest income from loans from the three months ended March 31, 2020. Interest income from investment securities also increased by $6.6 million for the comparable period due to an increase in the average investment balance of $2.5 billion. These increases were partially offset by a decrease in other interest income from interest bearing cash accounts and federal funds sold of $1.2 million.
For the three months ended March 31, 2021, interest expense was $16.8 million, a decrease of $21.4 million, or 56.0%, compared to $38.2 million for the three months ended March 31, 2020. Interest expense on deposits decreased $21.7 million for the same period despite an increase in average interest-bearing deposits of $5.1 billion as the Company benefited from repricing efforts in a lower rate environment, resulting in a 68 basis point reduction in average cost of interest-bearing deposits.
For the three months ended March 31, 2021, net interest income was $317.3 million, an increase of $48.3 million, or 18.0%, compared to $269.0 million for the three months ended March 31, 2020. The increase in net interest income reflects a $12.8 billion increase in average interest-earning assets, partially offset by an increase of $5.1 billion in average interest-bearing liabilities. The decrease in net interest margin of 85 basis points to 3.37% is largely the result of excess liquidity from deposit growth that has outpaced loan growth as well as a decrease in loan yields due to a lower rate environment and lower yields during the three months ended March 31, 2021. These decreases to net interest margin were offset by lower deposit and funding costs for the three months ended March 31, 2021 compared to the same period in 2020.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios at the time that the loan is originated or the security is purchased. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended March 31, 2021, a release of credit loss provisions of $32.4 million was recognized, compared to a provision for credit losses of $51.2 million for the three months ended March 31, 2020. The significant decrease in the provision for credit losses from the three months ended March 31, 2020 is primarily related to the current improved economic outlook.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(in millions)
Income from equity investments	$7.6	$3.8	$3.8
Service charges and fees	6.7	6.4	0.3
Foreign currency income	2.2	1.3	0.9
Card income	1.6	1.7	(0.1)
Income from bank owned life insurance	1.0	1.0	—
Lending related income and gains (losses) on sale of loans, net	(0.1)	0.6	(0.7)
Fair value losses on assets measured at fair value, net	(1.5)	(11.3)	9.8
Other income	2.2	1.6	0.6
Total non-interest income	$19.7	$5.1	$14.6
Total non-interest income for the three months ended March 31, 2021 compared to the same period in 2020 increased by $14.6 million. The primary driver of the increase in non-interest income relates to net fair value loss adjustments on assets measured at fair value of $1.5 million for the three months ended March 31, 2021, compared to $11.3 million for the same period in 2020. This change is predominantly related to a decrease in the fair value of equity securities, consisting primarily of preferred stock of other financial institutions. Further contributing to the increase in non-interest income is an increase in income from equity investments. During the three months ended March 31, 2021, income from equity investments increased $3.8 million due to an increase in warrant income from the three months ended March 31, 2020.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$83.7	$72.1	$11.6
Legal, professional, and directors' fees	10.1	10.4	(0.3)
Data processing	9.9	8.6	1.3
Occupancy	8.6	8.2	0.4
Deposit costs	6.3	7.3	(1.0)
Insurance	4.2	3.0	1.2
Loan and repossessed asset expenses	2.2	1.5	0.7
Business development	0.8	2.3	(1.5)
Marketing	0.6	0.9	(0.3)
Card expense	0.6	0.7	(0.1)
Intangible amortization	0.5	0.4	0.1
Net gain on sales / valuations of repossessed and other assets	(0.3)	(1.4)	1.1
Acquisition related expense	0.4	—	0.4
Other expense	7.4	6.5	0.9
Total non-interest expense	$135.0	$120.5	$14.5
Total non-interest expense for the three months ended March 31, 2021 increased $14.5 million compared to the same period in 2020. The increase in non-interest expense was driven by an increase in salaries and employee benefits as the Company continues to support its growth, which also increased data processing, insurance, and occupancy expense to a lesser degree. In addition, the Company recognized a $1.4 million gain on the sale of an OREO property during the three months ended March 31, 2020, compared to minimal activity in the current quarter.
Income Taxes
The Company's effective tax rate was 17.9% and 18.1% for the three months ended March 31, 2021 and 2020, respectively. There is not a significant difference in the effective tax rate.

Business Segment Results
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
The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2021	(in millions)
Loans, net of deferred loan fees and costs	$28,711.0	$20,660.4	$8,048.9	$1.7
Deposits	38,393.1	24,126.0	13,286.5	980.6

At December 31, 2020
Loans, net of deferred loan fees and costs	$27,053.0	$20,245.8	$6,798.2	$9.0
Deposits	31,930.5	21,448.0	9,936.8	545.7

Three Months Ended March 31, 2021	(in millions)
Pre-tax income	$234.4	$220.9	$71.5	$(58.0)

Three Months Ended March 31, 2020
Pre-tax income	$102.4	$109.6	$27.3	$(34.5)

BALANCE SHEET ANALYSIS
Total assets increased $6.9 billion, or 19.0%, to $43.4 billion at March 31, 2021, compared to $36.5 billion at December 31, 2020. The increase in total assets relates primarily to an increase in cash and investment securities from continued deposit growth in addition to continued loan growth. Loans increased $1.7 billion, or 6.1%, to $28.7 billion at March 31, 2021, compared to $27.1 billion at December 31, 2020. The increase in loans from December 31, 2020 was driven by increases in commercial and industrial loans of $746.3 million, residential real estate loans of $674.5 million, and construction and land development loans of $336.5 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $104.8 million.
Total liabilities increased $6.6 billion, or 20.1%, to $39.7 billion at March 31, 2021, compared to $33.0 billion at December 31, 2020. The increase in liabilities is due primarily to an increase in total deposits of $6.5 billion, or 20.2%, to $38.4 billion. The increase in deposits from December 31, 2020 was driven by an increase of $4.1 billion in non-interest bearing demand deposits and $2.9 billion in savings and money market accounts. These increases were offset in part by a decrease in interest bearing demand deposits of $503.0 million.
Total stockholders’ equity increased by $299.2 million, or 8.8%, to $3.7 billion at March 31, 2021 from $3.4 billion at December 31, 2020. The increase in stockholders' equity is primarily a function of net income and the sale of 2.3 million shares of common stock in a registered direct offering during the three months ended March 31, 2021, partially offset by share repurchases in 2020 and quarterly dividends to shareholders.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2021	December 31, 2020
	(in millions)
Debt securities
CLO	$980.7	$146.9
Commercial MBS issued by GSEs	87.8	84.6
Corporate debt securities	285.1	270.2
Private label residential MBS	1,900.6	1,476.9
Residential MBS issued by GSEs	2,249.6	1,486.6
Tax-exempt	2,027.7	1,756.2
U.S. treasury securities	50.0	—
Other	56.4	55.9
Total debt securities	$7,637.9	$5,277.3

Equity securities
CRA investments	$57.4	$53.4
Preferred stock	135.5	113.9
Total equity securities	$192.9	$167.3

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2021	December 31, 2020
	(in millions)
Warehouse lending	$4,901.8	$4,340.2
Municipal & nonprofit	1,676.9	1,728.8
Tech & innovation	2,514.2	2,548.3
Other commercial and industrial	6,174.3	5,911.2
CRE - owner occupied	1,814.5	1,909.3
Hotel franchise finance	2,038.8	1,983.9
Other CRE - non-owned occupied	3,613.0	3,640.2
Residential	3,055.8	2,378.5
Construction and land development	2,767.6	2,429.4
Other	154.1	183.2
Total loans HFI	28,711.0	27,053.0
Allowance for credit losses	(247.1)	(278.9)
Total loans HFI, net of allowance	$28,463.9	$26,774.1
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $88.6 million and $75.4 million reduced the carrying value of loans as of March 31, 2021 and December 31, 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $45.0 million and $26.0 million increased the carrying value of loans as of March 31, 2021 and December 31, 2020, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2021 and December 31, 2020, CRE related loans accounted for approximately 37% and 38% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 27% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2021 and December 31, 2020, respectively.
Non-performing Assets
Total non-performing loans decreased by $2.0 million at March 31, 2021 to $146.4 million from $148.4 million at December 31, 2020.

	March 31, 2021	December 31, 2020
	(dollars in millions)
Total nonaccrual loans (1)	$113.6	$115.2
Loans past due 90 days or more on accrual status	—	—
Accruing troubled debt restructured loans	32.8	33.2
Total nonperforming loans	$146.4	$148.4
Other assets acquired through foreclosure, net	$4.2	$1.4
Nonaccrual HFI loans to funded HFI loans	0.40%	0.43%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—
(1)Includes non-accrual TDR loans of $27.4 million and $28.4 million at March 31, 2021 and December 31, 2020, respectively.
Interest income that would have been recorded under the original terms of non-accrual loans was $1.5 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

The composition of nonaccrual HFI loans by loan type and by segment were as follows:

	March 31, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	$—	—%	—%
Municipal & nonprofit	—	—	—
Tech & innovation	12.7	11.2	0.05
Other commercial and industrial	15.0	13.2	0.05
CRE - owner occupied	32.1	28.3	0.11
Hotel franchise finance	—	—	—
Other CRE - non-owned occupied	41.5	36.5	0.15
Residential	9.0	7.9	0.03
Construction and land development	—	—	—
Other	3.3	2.9	0.01
Total non-accrual loans	$113.6	100.0%	0.40%

	December 31, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	$—	—%	—%
Municipal & nonprofit	1.9	1.7	0.01
Tech & innovation	13.5	11.7	0.05
Other commercial and industrial	17.2	14.9	0.06
CRE - owner occupied	34.5	29.9	0.13
Hotel franchise finance	—	—	—
Other CRE - non-owned occupied	36.5	31.7	0.14
Residential	11.4	9.9	0.04
Construction and land development	—	—	—
Other	0.2	0.2	—
Total non-accrual loans	$115.2	100.0%	0.43%
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

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The following table summarizes the activity in the Company's allowance for credit losses on loans held for investment for the period indicated:

	Three Months Ended March 31, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, March 31, 2021
	(1)				(1)
	(in millions)
Warehouse lending	$3.4	$0.2	$—	$—	$3.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	35.3	(11.6)	—	(0.2)	23.9
Other commercial and industrial	94.7	(16.5)	0.1	(0.3)	78.4
CRE - owner occupied	18.6	(8.9)	—	—	9.7
Hotel franchise finance	43.3	6.1	—	—	49.4
Other CRE - non-owned occupied	39.9	(5.4)	2.0	(0.2)	32.7
Residential	0.8	2.4	—	—	3.2
Construction and land development	22.0	3.9	—	—	25.9
Other	5.0	0.1	—	—	5.1
Total	$278.9	$(30.4)	$2.1	$(0.7)	$247.1

Net charge-offs to average loans outstanding	0.02%
Allowance for credit losses on loans to funded HFI loans	0.86
(1)Includes an estimate of future recoveries.

	Three Months Ended March 31, 2020
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, March 31, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.2	$0.2	$—	$—	$0.4
Municipal & nonprofit	17.4	(1.2)	—	—	16.2
Tech & innovation	22.4	17.4	—	—	39.8
Other commercial and industrial	95.8	23.3	0.1	(1.3)	120.3
CRE - owner occupied	10.4	0.1	—	—	10.5
Hotel franchise finance	14.1	4.7	—	—	18.8
Other CRE - non-owned occupied	10.5	1.7	—	(2.0)	14.2
Residential	3.8	(2.5)	—	—	1.3
Construction and land development	6.2	0.9	—	—	7.1
Other	6.1	0.6	—	—	6.7
Total	$186.9	$45.2	$0.1	$(3.3)	$235.3

Net recoveries to average loans outstanding	(0.06)%
Allowance for credit losses on loans to funded HFI loans	1.02

The following table summarizes the allocation of the allowance for credit losses on loans held for investment by loan type.

	March 31, 2021
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)
Warehouse lending	$3.6	1.5%	17.1%
Municipal & nonprofit	15.2	6.2	5.8
Tech & innovation	23.9	9.6	8.8
Other commercial and industrial	78.4	31.7	21.5
CRE - owner occupied	9.7	3.9	6.4
Hotel franchise finance	49.4	20.0	7.1
Other CRE - non-owned occupied	32.7	13.2	12.6
Residential	3.2	1.3	10.6
Construction and land development	25.9	10.5	9.6
Other	5.1	2.1	0.5
Total	$247.1	100.0%	100.0%

	December 31, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)
Warehouse lending	$3.4	1.2%	16.0%
Municipal & nonprofit	15.9	5.7	6.4
Tech & innovation	35.3	12.7	9.4
Other commercial and industrial	94.7	33.9	21.8
CRE - owner occupied	18.6	6.7	7.1
Hotel franchise finance	43.3	15.5	7.3
Other CRE - non-owned occupied	39.9	14.3	13.5
Residential	0.8	0.3	8.8
Construction and land development	22.0	7.9	9.0
Other	5.0	1.8	0.7
Total	$278.9	100.0%	100.0%
In addition to the allowance for loan losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in other liabilities on the consolidated balance sheets.
The below tables reflect the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$37.0	$9.0
Beginning balance adjustment from adoption of CECL	—	15.1
(Recovery of) provision for credit losses	(4.4)	5.5
Balance, end of period	$32.6	$29.6

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report for the year ended December 31, 2020. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing:

	March 31, 2021
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	—	$—	—%	—%
Municipal & nonprofit	—	—	—	—
Tech & innovation	5	18.3	4.4	0.06
Other commercial and industrial	75	62.7	14.9	0.22
CRE - owner occupied	37	80.3	19.1	0.28
Hotel franchise finance	10	144.9	34.4	0.50
Other CRE - non-owned occupied	7	12.0	2.8	0.04
Residential	—	—	—	—
Construction and land development	8	60.0	14.3	0.21
Other	16	42.4	10.1	0.15
Total	158	$420.6	100.0%	1.46%

	December 31, 2020
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	4	$15.3	3.6%	0.06%
Other commercial and industrial	71	74.3	17.6	0.27
CRE - owner occupied	37	79.8	18.9	0.30
Hotel franchise finance	9	116.9	27.6	0.43
Other CRE - non-owned occupied	9	15.8	3.7	0.06
Construction and land development	7	47.3	11.2	0.17
Other	21	73.4	17.4	0.27
Total	158	$422.8	100.0%	1.56%
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $298.0 million at March 31, 2021.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2021 and 2020, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of March 31, 2021, the net DTA balance totaled $49.8 million, an increase of $18.5 million from the year end 2020 DTA balance of $31.3 million. This overall increase in the net deferred tax asset was primarily the result of decreases in the fair market value of AFS securities and tax credit carryforwards. These items were not fully offset by decreases in deferred insurance premiums and increases to premises and equipment.
At March 31, 2021 and December 31, 2020, the Company had no deferred tax valuation allowance.

Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $38.4 billion at March 31, 2021, from $31.9 billion at December 31, 2020, an increase of $6.5 billion, or 20.2%. The increase in deposits is largely attributable to increases in non-interest bearing demand deposits of $4.1 billion and savings and money market accounts of $2.9 billion. These increases were partially offset by a decrease in interest bearing demand deposits of $503.0 million.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2021 and December 31, 2020, the Company also has $976.2 million and $554.8 million, respectively, of wholesale brokered deposits. In addition, deposits for which the Company provides account holders with earnings credits and referral fees totaled $8.6 billion and $5.9 billion at March 31, 2021 and December 31, 2020, respectively. The Company incurred $5.8 million and $7.0 million in deposit related costs during the three months ended March 31, 2021 and 2020, respectively.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2021		2020
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$3,905.4	0.13%	$3,098.5	0.58%
Savings and money market accounts	13,994.4	0.21	9,033.4	0.79
Certificates of deposit	1,681.1	0.59	2,346.0	1.78
Total interest-bearing deposits	19,580.9	0.22	14,477.9	0.90
Non-interest-bearing demand deposits	15,972.6	—	8,869.7	—
Total deposits	$35,553.5	0.12%	$23,347.6	0.56%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2021, total short-term borrowed funds consist of FHLB advances of $5.0 million and customer repurchase agreements of $15.9 million. At December 31, 2020, total short-term borrowed funds consisted of FHLB advances of $5.0 million and customer repurchase agreements of $16.0 million.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2021, the carrying value of qualifying debt was $543.7 million, compared to $548.7 million at December 31, 2020.

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
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of March 31, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of March 31, 2021 and December 31, 2020, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
March 31, 2021
WAL	$4,201.5	$3,518.9	$33,326.1	$40,072.7	12.6%	10.6%	8.8%	10.3%
WAB	3,938.5	3,442.8	33,390.1	40,171.9	11.8	10.3	8.5	10.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2020
WAL	$3,872.0	$3,158.2	$31,015.4	$34,349.3	12.5%	10.2%	9.2%	9.9%
WAB	3,619.4	3,078.2	31,140.6	34,367.0	11.6	9.9	9.0	9.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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

	March 31, 2021
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$2,452.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2021 are presented in the following table:

March 31, 2021
(in millions)
FHLB:
Borrowing capacity	$4,220.5
Outstanding borrowings	5.0
Letters of credit	21.0
Total available credit	$4,194.5

FRB:
Borrowing capacity	$2,733.5
Outstanding borrowings	—
Total available credit	$2,733.5
The Company also has a separate PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $1.5 billion in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2021, there was $11.5 billion in liquid assets, comprised of $5.3 billion in cash and cash equivalents and $6.2 billion in unpledged marketable securities. At December 31, 2020, the Company maintained $6.6 billion in liquid assets, comprised of $2.7 billion of cash and cash equivalents and $3.9 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2021, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2021 and 2020, net cash provided by operating activities was $100.1 million and $124.0 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the three months ended March 31, 2021 and 2020 was reduced by $1.6 billion and $2.0 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $2.4 billion and $353.7 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2021 and 2020, net deposits increased $6.5 billion and $2.0 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2021, the Company has $546.0 million of CDARS and $1.5 billion of ICS deposits.
As of March 31, 2021, the Company has $976.2 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2021, WAB paid dividends to the Parent of $15.0 million. Subsequent to March 31, 2021, WAB paid dividends to the Parent of $35.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Financial Statements for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.

Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, based on completion of the Company's acquisition of AHM on April 7, 2021.
Supervision, Regulation and Licensing of AHM
AHM is a residential mortgage producer and servicer that operates in a heavily regulated industry. In addition to supervision by the federal banking agencies with primary jurisdiction over the Company and WAB, AHM is subject to the rules, regulations and oversight of certain federal, state and local governmental authorities, including the CFPB, HUD, and government-sponsored enterprises in the mortgage industry such as FHLMC, FNMA, and GNMA.
Further, AHM must comply with a large number of federal consumer protection laws and regulations including, among others:
•the Real Estate Settlement Procedures Act and Regulation X, which require lenders, mortgage brokers, or servicers to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the settlement process and prohibit specific practices related thereto;
•the Truth In Lending Act and Regulation Z, which require disclosures and timely information on the nature and costs of the residential mortgages and the real estate settlement process;
•the Secure and Fair Enforcement for Mortgage Licensing Act, which applies to businesses and individuals engaging in the residential mortgage loan business;
•the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Fair Debt Collection Practices Act, the Federal Trade Commission Act, and the rules and regulations of the FTC and CFPB that prohibit unfair, abusive or deceptive acts or practices;
•the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act) and Regulation V, which address the accuracy, fairness, and privacy of information in the files of consumer reporting agencies; and
•the Equal Credit Opportunity Act and Regulation B, the Fair Housing Act, the Homeowners Protection Act, and the Home Mortgage Disclosure Act and Regulation C, which generally prohibit discrimination and provide applicants and borrowers rights with respect to credit decisioning and the residential mortgage process, and require disclosures and impose obligations on financial businesses conducting residential lending and mortgage servicing.
The CFPB as well as the FTC have rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, and their rulemaking and regulatory agendas relating to the residential mortgage industry continues to evolve. In particular, as part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties.
AHM is also subject to state and local laws, rules and regulations and oversight by various state agencies that license and oversee consumer protection, loan servicing, origination and collection activities of mortgage industry participants. Despite the fact that AHM is the operating subsidiary of a depository institution, it must comply with certain regulatory and licensing requirements of multiple states in order to conduct its business, and does (and will continue to) incur significant costs to comply with these requirements. These laws, rules and regulations may change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.

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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2021, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2021, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,411.0	$1,464.1	$1,644.8	$1,895.5
Interest Expense	32.6	63.5	159.1	254.8
Net Interest Income	$1,378.4	$1,400.6	$1,485.7	$1,640.7
% Change	(1.6)%		6.1%	17.1%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,431.4	$1,464.1	$1,540.4	$1,636.5
Interest Expense	43.5	63.5	85.7	106.8
Net Interest Income	$1,387.9	$1,400.6	$1,454.7	$1,529.7
% Change	(0.9)%		3.9%	9.2%
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
At March 31, 2021, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2021:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in millions)
Assets	$44,657.2	$43,789.9	$42,899.6	$42,051.6	$41,292.2	$40,586.6
Liabilities	38,891.0	37,571.1	36,414.6	35,285.1	34,157.1	33,138.3
Net Present Value	$5,766.2	$6,218.8	$6,485.0	$6,766.5	$7,135.1	$7,448.3
% Change	(7.3)%		4.3%	8.8%	14.7%	19.8%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2021 and December 31, 2020:
Outstanding Derivatives Positions

March 31, 2021			December 31, 2020
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$1,808.7	$(49.5)	15.8	$1,812.6	$(83.3)	16.0

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A.Risk Factors.
The Company has updated the risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020 based on the completion of the Company’s acquisition of AHM on April 7, 2021. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020.
The risk factor captioned “The Company’s proposed acquisition of AHM is subject to regulatory approvals and other closing conditions and may be more difficult, costly or time-consuming to complete than the Company expects” is no longer applicable.
The risk factor captioned “If the Merger is completed, the addition of AHM’s national mortgage franchise would present risks that could cause the Company to not realize the strategic and financial goals contemplated at the time it entered into the agreement to acquire AHM or otherwise adversely affect the Company’s results of operations” has been updated as follows:
The recent addition of AHM’s national mortgage franchise presents risks that could cause the Company to not realize the strategic and financial goals of the AHM acquisition or could otherwise adversely affect the Company’s results of operations.
Risks the Company faces with respect to its recently completed acquisition of AHM include:

•Management’s estimates regarding AHM’s future earnings potential may not be achievable, because AHM’s performance could be adversely impacted by a rising rate environment, changes in the mix of purchase versus refinancing volumes, competition, or other factors not known or anticipated by the Company;
•The integration of AHM into WAB may be more costly or time-consuming than expected despite the fact that AHM continues to operate under its existing brand and management team;
•The Company may not realize the benefits it expects to achieve from the acquisition of AHM such as those anticipated from funding, cross-selling, and other integration synergies;
•The Company is subject to increased compliance costs and risks with respect to aspects of AHM’s business that differ from or are larger in scope than WAB’s previously existing similar operations, including:
◦The need to maintain various state licenses and federal and government-sponsored agency approvals required to conduct AHM’s business, and the risk of adverse consequences resulting from periodic examinations by such state and federal agencies or from changes in laws or regulations that may be promulgated in the future;
◦Increased compliance risk and cost associated with federal, state and local laws, regulations and judicial and administrative decisions relating to mortgage loans and consumer protection, including those designed to discourage predatory lending, collections and servicing practices with respect to mortgage loans; and
◦Increased compliance risk and costs associated with federal, state and local laws related to data privacy and the handling of non-public personal financial information of AHM’s customers, including the California Consumer Protection Act and similar regulations that have been or may be enacted by other states;
•The Company may have difficulties retaining key personnel from AHM or managing AHM’s technology platform;
•The Company’s operating results may be adversely impacted by claims or liabilities related to AHM’s business including, among others, (i) claims from government agencies, current or former customers or employees, consumers, financing providers, vendors and other business partners or third parties; (ii) repurchase and indemnification obligations with respect to sold loans or any failure to be able to enforce repurchase and indemnification obligations of counterparties with respect to purchased loans; and (iii) counterparty and interest rate risk with respect to derivative and hedging instruments;
•AHM’s business may be further affected by the continuation or worsening of the COVID-19 pandemic; and
•AHM’s business may be adversely impacted by changes in the competitive or regulatory landscape.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2021	43,152	$68.16	—	$—
February 2021	111,011	89.55	—	—
March 2021	—	—	—	—
Total	154,163	$83.56	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
Not applicable.

Item 6.Exhibits
EXHIBITS

2.1
Agreement and Plan of Merger, dated February 16, 2021, by and among Western Alliance Bank, Western Alliance Equipment Finance, Inc., WAB Mortgage Sub, LLC, Aris Mortgage Holding Company, LLC, A-A Mortgage Opportunities, LP, and the individual members set forth on the signature page thereto (incorporated by reference to Exhibit 2.1 of Western Alliance's Form 8-K filed with the SEC on February 16, 2021).^

3.1	Amended and Restated Certificate of Incorporation, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 10-K filed with the SEC on March 1, 2019).

3.2	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.3	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

10.1	Form of Securities Purchased Agreement dated February 28, 2021 (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on March 4, 2021).#

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Consolidated Income Statements for the three months ended March 31, 2021 and March 31, 2020 and three months ended March 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020 and three months ended March 31, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020 and the three months March 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.
^    Certain schedules and attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
#    Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

April 30, 2021	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

April 30, 2021	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

April 30, 2021	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer