Form 10-Q
period 2021-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2021-07-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2021, Western Alliance Bancorporation had 104,221,389 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AMH or AmeriHome	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
Aris	Aris Mortgage Holding Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFI	Held for Investment
ALCO	Asset and Liability Management Committee	HFS	Held for Sale
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
APIC	Additional paid in capital	HUD	U.S. Department of Housing and Urban Development
ASC	Accounting Standards Codification	ICS	Insured Cash Sweep Service
ASU	Accounting Standards Update	IRC	Internal Revenue Code
Basel III	Banking Supervision's December 2010 final capital framework	IRLC	Interest Rate Lock Commitment
BOD	Board of Directors	ISDA	International Swaps and Derivatives Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LGD	Loss Given Default
CBOE	Chicago Board Options Exchange	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CECL	Current Expected Credit Losses	MBS	Mortgage-Backed Securities
CEO	Chief Executive Officer	MSA	Metropolitan Statistical Area
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Right
CFO	Chief Financial Officer	NOL	Net Operating Loss
CFPB	Consumer Financial Protection Bureau	NPV	Net Present Value
CLO	Collateralized Loan Obligation	OCI	Other Comprehensive Income
COVID-19	Coronavirus Disease 2019	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other-than-Temporary Impairment
CRE	Commercial Real Estate	PCD	Purchased Credit Deteriorated
EAD	Exposure at Default	PD	Probability of Default
EBO	Early buyout	PPNR	Pre-Provision Net Revenue
EPS	Earnings per share	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	ROU	Right of use
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	SR	Supervision and Regulation Letters
FICO	The Financing Corporation	TDR	Troubled Debt Restructuring
FNMA	Federal National Mortgage Association	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	TSR	Total Shareholder Return
FTC	Federal Trade Commission	UPB	Unpaid Principal Balance
FVO	Fair Value Option	USDA	United States Deptartment of Agriculture
GAAP	U.S. Generally Accepted Accounting Principles	VA	Veterans Affairs
GNMA	Government National Mortgage Association	VIE	Variable Interest Entity
GSE	Government-Sponsored Enterprise	XBRL	eXtensible Business Reporting Language
HELOC	Home Equity Line of Credit

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$312.6	$174.2
Interest-bearing deposits in other financial institutions	3,083.2	2,497.5
Cash, cash equivalents and restricted cash	3,395.8	2,671.7
Investment securities - AFS, at fair value; amortized cost of $6,529.2 at June 30, 2021 and $4,586.4 at December 31, 2020	6,615.2	4,708.5
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $6.0 and $6.8 (fair value of $1,012.7 and $611.8) at June 30, 2021 and December 31, 2020, respectively	962.7	562.0
Investment securities - equity	193.8	167.3
Investments in restricted stock, at cost	73.3	67.0
Loans - HFS	4,465.2	—
Loans - HFI, net of deferred loan fees and costs	30,026.4	27,053.0
Less: allowance for credit losses	(232.9)	(278.9)
Net loans held for investment	29,793.5	26,774.1
Mortgage servicing rights	726.2	—
Premises and equipment, net	150.2	134.1
Operating lease right of use asset	94.9	72.5
Bank owned life insurance	178.2	176.3
Goodwill and intangible assets, net	610.7	298.5
Deferred tax assets, net	36.5	31.3
Investments in LIHTC and renewable energy	490.1	405.6
Other assets	1,282.7	392.1
Total assets	$49,069.0	$36,461.0
Liabilities:
Deposits:
Non-interest-bearing demand	$20,105.6	$13,463.3
Interest-bearing	21,815.4	18,467.2
Total deposits	41,921.0	31,930.5
Other borrowings	615.4	21.0
Qualifying debt	1,140.0	548.7
Operating lease liability	102.4	79.9
Other liabilities	1,255.7	467.4
Total liabilities	45,034.5	33,047.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock (par value $0.0001; 200,000,000 authorized; 106,567,407 shares issued at June 30, 2021 and 103,013,290 at December 31, 2020) and additional paid in capital	1,687.6	1,390.9
Treasury stock, at cost (2,325,816 shares at June 30, 2021 and 2,169,397 shares at December 31, 2020)	(84.2)	(71.1)
Accumulated other comprehensive income	64.5	92.3
Retained earnings	2,366.6	2,001.4
Total stockholders’ equity	4,034.5	3,413.5
Total liabilities and stockholders’ equity	$49,069.0	$36,461.0
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$353.8	$289.6	$652.2	$566.5
Investment securities	41.8	27.1	74.6	53.4
Dividends and other	2.9	1.5	5.8	5.5
Total interest income	398.5	318.2	732.6	625.4
Interest expense:
Deposits	11.6	15.0	22.4	47.5
Qualifying debt	7.2	4.7	13.1	10.0
Other borrowings	9.2	0.1	9.3	0.5
Total interest expense	28.0	19.8	44.8	58.0
Net interest income	370.5	298.4	687.8	567.4
(Recovery of) provision for credit losses	(14.5)	92.0	(46.9)	143.2
Net interest income after (recovery of) provision for credit losses	385.0	206.4	734.7	424.2
Non-interest income:
Net gain on loan purchase, origination, and sale activities	132.0	—	132.0	—
Service charges and fees	7.4	5.1	14.1	11.5
Income from equity investments	6.8	1.3	14.4	5.1
Commercial banking related income	4.5	2.4	7.9	6.2
Foreign currency income	1.5	1.2	3.7	2.5
Income from bank owned life insurance	0.9	6.7	1.9	7.7
Fair value gain (loss) on assets measured at fair value, net	3.2	4.4	1.7	(6.9)
Net loan servicing revenue	(20.8)	—	(20.8)	—
Other income	0.5	0.2	0.8	0.3
Total non-interest income	136.0	21.3	155.7	26.4
Non-interest expense:
Salaries and employee benefits	128.9	69.6	212.6	141.7
Loan servicing expenses	22.3	—	22.3	—
Data processing	15.0	8.6	24.9	17.2
Legal, professional, and directors' fees	14.0	10.7	24.1	21.1
Loan acquisition and origination expenses	10.5	—	10.5	—
Occupancy	10.4	8.1	19.0	16.3
Deposit costs	7.1	3.5	13.4	10.8
Insurance	5.5	3.4	9.7	6.4
Loan and repossessed asset expenses	2.5	2.0	4.7	3.5
Intangible amortization	1.8	0.4	2.3	0.8
Marketing	1.7	0.9	2.3	1.8
Business development	1.5	0.8	2.3	3.1
Card expense	0.6	0.4	1.2	1.1
Net (gain) loss on sales / valuations of repossessed and other assets	(1.5)	0.0	(1.8)	(1.4)
Acquisition and restructure expenses	15.7	—	16.1	—
Other expense	8.8	6.4	16.2	12.9
Total non-interest expense	244.8	114.8	379.8	235.3
Income before provision for income taxes	276.2	112.9	510.6	215.3
Income tax expense	52.4	19.6	94.3	38.1
Net income	$223.8	$93.3	$416.3	$177.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)

Earnings per share:
Basic	$2.18	$0.93	$4.09	$1.76
Diluted	2.17	0.93	4.07	1.76
Weighted average number of common shares outstanding:
Basic	102.7	99.8	101.8	100.6
Diluted	103.4	100.0	102.4	100.8
Dividends declared per common share	$0.25	$0.25	$0.50	$0.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income	$223.8	$93.3	$416.3	$177.2
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(14.6), $(12.8), $8.9, and $(14.8), respectively	44.8	39.3	(27.2)	45.6
Unrealized (loss) on SERP, net of tax effect of $0.0, $0.0, $0.0, and $0.1, respectively	—	0.0	—	(0.3)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.0, $1.0, $0.1, and $(1.1), respectively	(0.2)	(3.0)	(0.5)	3.6
Realized (gain) on sale of AFS securities included in income, net of tax effect of $0.0, $0.0, $0.0, and $0.0, respectively	—	(0.1)	(0.1)	(0.2)
Net other comprehensive income (loss)	44.6	36.2	(27.8)	48.7
Comprehensive income	$268.4	$129.5	$388.5	$225.9
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in millions)
Balance, March 31, 2020	101.1	$—	$1,370.5	$(70.2)	$37.5	$1,661.8	$2,999.6
Net income	—	—	—	—	—	93.3	93.3
Restricted stock, performance stock units, and other grants, net	—	—	8.1	—	—	—	8.1
Restricted stock surrendered (1)	—	—	—	(0.4)	—	—	(0.4)
Stock repurchase	(0.3)	—	(1.8)	—	—	(7.4)	(9.2)
Dividends paid	—	—	—	—	—	(25.2)	(25.2)
Other comprehensive income, net	—	—	—	—	36.2	—	36.2
Balance, June 30, 2020	100.8	$—	$1,376.8	$(70.6)	$73.7	$1,722.5	$3,102.4

Balance, March 31, 2021	103.4	$—	$1,608.2	$(84.0)	$19.9	$2,168.6	$3,712.7
Net income	—	—	—	—	—	223.8	223.8
Restricted stock, performance stock units, and other grants, net	0.1	—	9.6	—	—	—	9.6
Restricted stock surrendered (1)	—	—	—	(0.2)	—	—	(0.2)
Common stock issuance, net	0.7	—	69.8	—	—	—	69.8
Dividends paid	—	—	—	—	—	(25.8)	(25.8)
Other comprehensive income, net	—	—	—	—	44.6	—	44.6
Balance, June 30, 2021	104.2	$—	$1,687.6	$(84.2)	$64.5	$2,366.6	$4,034.5

	Six Months Ended June 30,
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in millions)
Balance, December 31, 2019	102.5	$—	$1,374.1	$(62.7)	$25.0	$1,680.3	$3,016.7
Balance, January 1, 2020 (2)	102.5	—	1,374.1	(62.7)	25.0	1,655.4	2,991.8
Net income	—	—	—	—	—	177.2	177.2
Restricted stock, performance stock units, and other grants, net	0.5	—	15.1	—	—	—	15.1
Restricted stock surrendered (1)	(0.1)	—	—	(7.9)	—	—	(7.9)
Stock repurchase	(2.1)	—	(12.4)	—	—	(59.3)	(71.7)
Dividends paid	—	—	—	—	—	(50.8)	(50.8)
Other comprehensive income, net	—	—	—	—	48.7	—	48.7
Balance, June 30, 2020	100.8	$—	$1,376.8	$(70.6)	$73.7	$1,722.5	$3,102.4

Balance, December 31, 2020	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	416.3	416.3
Restricted stock, performance stock units, and other grants, net	0.6	—	17.7	—	—	—	17.7
Restricted stock surrendered (1)	(0.2)	—	—	(13.1)	—	—	(13.1)
Common stock issuance, net	3.0	—	279.0	—	—	—	279.0
Dividends paid	—	—	—	—	—	(51.1)	(51.1)
Other comprehensive loss, net	—	—	—	—	(27.8)	—	(27.8)
Balance, June 30, 2021	104.2	$—	$1,687.6	$(84.2)	$64.5	$2,366.6	$4,034.5
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$416.3	$177.2
Adjustments to reconcile net income to cash provided by operating activities:
(Recovery of) provision for credit losses	(46.9)	143.2
Depreciation and amortization	15.0	9.5
Stock-based compensation	17.5	15.0
Deferred income taxes	10.3	(23.2)
Amortization of net premiums for investment securities	21.4	12.1
Amortization of tax credit investments	23.7	19.7
Amortization of operating lease right of use asset	6.7	2.8
Amortization of net deferred loan fees and net purchase premiums	(38.7)	(23.7)
Income from bank owned life insurance	(1.9)	(2.1)
Purchases and originations of loans	(22,678.8)	—
Proceeds on sales and payments from loans held for sale	20,582.6	—
Mortgage servicing rights capitalized upon sale of mortgage loans	(282.3)	—
Net (gains) losses on:
Change in fair value of loans held for sale	(13.2)	—
Change in fair value of mortgage servicing rights	60.9	—
Change in fair value of derivatives	(27.4)	—
Sale and valuation of investment securities and other assets	3.4	5.2
BOLI	—	(5.6)
Changes in other assets and liabilities, net	(29.8)	(46.7)
Net cash (used in) provided by operating activities	$(1,961.2)	$283.4
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(2,927.2)	$(895.7)
Principal pay downs and maturities	963.3	618.9
Proceeds from sales	—	156.6
Investment securities - HTM
Purchases	(406.4)	(49.2)
Principal pay downs and maturities	4.4	8.3
Equity securities carried at fair value
Purchases	(28.4)	(7.9)
Redemptions	2.4	4.1
Proceeds from sales	0.6	—
Purchase of investment tax credits	(47.7)	(62.5)
Proceeds from sale of mortgage servicing rights	777.6	—
(Purchase) sale of other investments	(9.4)	3.0
Proceeds from bank owned life insurance, net	—	5.6
Net increase in loans held for investment	(2,686.1)	(3,826.1)
Purchase of premises, equipment, and other assets, net	(13.6)	(13.3)
Cash consideration paid for AMH acquisition, net of cash acquired	(1,013.4)	—
Net cash (used in) investing activities	$(5,383.9)	$(4,058.2)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$9,990.5	$4,748.1
Net proceeds from issuance of subordinated debt	592.3	222.1
Net (decrease) increase in other borrowings	(2,728.6)	18.8
Cash paid for tax withholding on vested restricted stock and other	(12.9)	(7.8)
Common stock repurchases	—	(71.7)
Cash dividends paid on common stock	(51.1)	(50.8)
Proceeds from issuance of stock in offerings, net	279.0	—
Net cash provided by financing activities	$8,069.2	$4,858.7
Net increase in cash, cash equivalents, and restricted cash	724.1	1,083.9
Cash, cash equivalents, and restricted cash at beginning of period	2,671.7	434.6
Cash, cash equivalents, and restricted cash at end of period	$3,395.8	$1,518.5
Supplemental disclosure:
Cash paid during the period for:
Interest	$94.4	$61.5
Income taxes, net	111.1	16.4
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, mortgage banking, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services. Most recently, the Company added to these capabilities with the acquisition of AmeriHome on April 7, 2021, a leading national business-to-business mortgage platform. In addition, the Company has two non-bank subsidiaries, which are LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
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
Principles of consolidation
As of June 30, 2021, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant wholly-owned subsidiaries: 1) WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 2) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 3) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; 4) BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and 5) Western Alliance Equipment Finance, which purchases and originates equipment finance leases and, as of April 7, 2021, provides mortgage banking services through its wholly-owned subsidiary, AmeriHome Mortgage.
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

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2021 and 2020 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Allowance for credit losses on investment securities
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which replaces the legacy US GAAP OTTI model with a credit loss model. The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The Company measures expected credit losses on its HTM debt securities on a collective basis by major security type. The Company's HTM securities portfolio consists of low income housing tax-exempt bonds and private label residential MBS. Low income housing tax-exempt bonds share similar risk characteristics with the Company's CRE, non-owner occupied or construction and land loan pools, given the similarity in underlying assets or collateral. Accordingly, expected credit losses on HTM securities are estimated using the same models and approaches as these loan pools, which utilize risk parameters (probability of default, loss given default, and exposure at default) in the measurement of expected credit losses. The historical data used to estimate probability of default and severity of loss in the event of default is derived or obtained from internal and external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical losses. Accrued interest receivable on the HTM securities, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
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
Loans held for sale
The Company acquired loans HFS as part of the AMH acquisition, which are reported at fair value or the lower of cost or fair value, depending on the acquisition source. The Company has elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Loans repurchased from investors are reported at the lower of cost or fair value. For loans HFS reported at the lower of cost or fair value, the amount by which cost exceeds fair value is accounted for as a valuation allowance. Changes in the valuation allowance are included in Net gain on loan origination and sale activities in the Consolidated Income Statement.
The Company recognizes a transfer of loans as a sale when it surrenders control over the transferred loans. Control is considered to be surrendered when the transferred loans have been legally isolated from the Company, the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and the Company does not maintain effective control over the transferred loans through either an agreement that entitles or obligates the Company to repurchase or redeem the loans before their maturity or the ability to unilaterally cause the holder to return loans. If the transfer of loans qualifies as a sale, the Company derecognizes such loans and records the gain or loss as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. If the transfer of loans does not qualify as a sale, the proceeds from the transfer are accounted for as secured borrowings.
Loan acquisition and origination fees on loans HFS consist of fees earned by the Company for purchasing and originating loans and are recognized at the time the loans are purchased or originated. These fees generally represent flat, per loan fee amounts and are included as part of Net gain on loan origination and sale activities in the Consolidated Income Statement.
Recognition of interest income on non-government guaranteed or insured loans HFS is suspended and accrued unpaid interest receivable is reversed against interest income when loans become 90 days delinquent or when recovery of income and principal becomes doubtful. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For government guaranteed or insured loans HFS that are 90 days delinquent, the Company continues to recognize interest income at the debenture rate for FHA loans and at the note rate for VA and USDA loans, adjusted for probability of default.
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
The Company may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine if there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, loan-to-values greater than policy limits, past due and nonaccrual status, and TDR loans. The Company may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. The initial estimate of credit losses on PCD loans is added to the purchase price on the acquisition date to establish the initial amortized cost basis of the loan; accordingly, the initial recognition of expected credit losses has no impact on net income. When the initial measurement of expected credit losses on PCD loans are calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on PCD loans are recorded through the provision for credit losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 5. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
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
For all HFI loan types, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed, and the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company may recognize income on a cash basis when a payment is received and only for those nonaccrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Allowance for credit losses on HFI loans
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which changes the impairment model for most financial assets carried at amortized cost from an incurred loss model to an expected loss model. The discussion below reflects the current expected credit loss model methodology. Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of life-of-loan losses for the Company's loans held for investment. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a loan to present the net amount expected to be collected on the loan. Accrued interest receivable on loans, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses. Expected recoveries of amounts previously written off and expected to be written off are included in the valuation account and may not exceed the aggregate of amounts previously written off and expected to be written off. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
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

Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with determination of credit rating. With the exception of residential loans, all accruing loans graded substandard or worse with a total commitment of $1.0 million or more, and all PCD loans, irrespective of credit rating, are assigned a reserve based on an individual evaluation. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals.
Loans that share similar risk characteristics with other loans
In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. The Company's primary portfolio segments align with the methodology applied in estimating the allowance for credit losses under CECL. Loans are designated into loan segments based on loans pooled by product types, business lines, and similar risk characteristics or areas of risk concentration. Accordingly, the loan portfolio segments discussed below are based upon CECL-defined shared risk characteristics and are not comparable to the segments reported prior to adoption of the new accounting guidance.
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
Warehouse lending
The warehouse lending portfolio segment consists of mortgage warehouse lines, mortgage servicing rights financing facilities, and note finance loans, which have a monitored borrowing base to mortgage companies and similar lenders and are primarily structured as commercial and industrial loans. These loans are collateralized by real estate notes and mortgages or mortgage servicing rights and the borrowing base of these loans is tightly monitored and controlled by the Company. The primary support for the loan takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguish them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks, residential lending rates, prepayment assumptions, and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, risk transfer resulting from credit linked notes, and management judgment.

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

Mortgage servicing rights
The Company acquired MSRs as part of the AMH acquisition. When AMH sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. MSRs represent the then current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure MSRs at fair value and report changes in fair value in current period income as a component of Net loan servicing revenue in the Consolidated Income Statement.
The Company may from time to time sell MSRs and will recognize, as of the trade date, a gain or loss on the sale equal to the difference between the carrying value of the transferred MSRs and the value of the assets received as consideration. The Company subsequently derecognizes MSRs when substantially all of the risks and rewards of ownership are irrevocably passed to the transferee and any protection provisions retained by the Company are minor and can be reasonably estimated, which typically occurs on the settlement date. Protection provisions are considered to be minor if the obligation created by such provisions is estimated to be no more than 10 percent of the sales price and the Company retains the risk of prepayment for no more than 120 days. The Company records a liability for retained protection provisions that can be reasonably estimated. In addition, fees to transfer loans associated with the sold MSRs to a new servicer are also incurred on the settlement date. Gains or losses on sales of MSRs, net of retained protection provisions, and transfer fees are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Prior to the acquisition of AmeriHome, the Company’s intangible assets consisted primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. See "Note 2. Mergers, Acquisitions and Dispositions" for discussion of the intangible assets acquired as part of the AmeriHome acquisition.

The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the three and six months ended June 30, 2021 or 2020.
Stock compensation plans
The Company has the Incentive Plan, as amended, which is described more fully in "Note 9. Stockholders' Equity" of these Notes to Unaudited Consolidated Financial Statements. Compensation expense on non-vested restricted stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Forfeitures are estimated at the time of the award grant and revised in subsequent periods if actual forfeitures differ from those estimates. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
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
See "Note 9. Stockholders' Equity" of these Notes to Unaudited Consolidated Financial Statements for further discussion of stock awards.
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
Sales of Common Stock Under ATM Program
On June 3, 2021, the Company entered into a distribution agency agreement with J.P. Morgan Securities LLC, under which the Company may sell up to 4,000,000 shares of its common stock on the New York Stock Exchange. The Company pays J.P. Morgan Securities LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and a prospectus supplement filed with the SEC on June 3, 2021, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). See "Note 13. Stockholders' Equity" of these Notes to Unaudited Consolidated Financial Statements for further discussion of this program.
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
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. With the acquisition of AmeriHome, the Company's economic hedging volume has substantially increased. AmeriHome enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated and intended for HFI classification. As of June 30, 2021, all IRLCs qualify as derivative instruments. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments and interest rate futures. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Financial Statements at fair value and their notional values are carried off-balance sheet. See "Note 11. Derivatives and Hedging Activities" of these Notes to Unaudited Consolidated Financial Statements for further discussion.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2021 and December 31, 2020. The estimated fair value amounts for June 30, 2021 and December 31, 2020 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 15. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
Investment securities
The fair values of U.S. treasury and certain other debt securities as well as publicly-traded CRA investments and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
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
Loans, HFS
Government-insured or guaranteed and agency-conforming loans HFS are salable into active markets. Accordingly, the fair value of these loans is based on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy.
The fair value of non-agency loans HFS as well as certain loans that become nonsalable into active markets due to the identification of a defect is determined based on valuation techniques that utilize Level 3 inputs.
Loans, HFI
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

Mortgage servicing rights
The fair value of MSRs is estimated based on a discounted cash flow model that incorporates assumptions that a market participant would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, and cost to service. As a result, the fair value for MSRs is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
The carrying amounts reported on the Consolidated Balance Sheet for accrued interest receivable and payable approximate their fair values.
Derivative financial instruments
All derivatives are recognized on the Consolidated Balance Sheets at their fair value. The valuation methodologies used to estimate the fair value of derivative instruments varies by type. Treasury futures and options, Eurodollar futures, and swap futures are measured based on valuation techniques using Level 1 Inputs from exchange-provided daily settlement quotes. Interest rate swaps and forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market price, contracted selling price, or market price equivalent. IRLCs are measured based on valuation techniques using Level 3 inputs, such as loan type, underlying loan amount, note rate, loan program, and expected settlement date. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
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
Credit linked notes
The fair value of credit linked notes is based on observable inputs, when available, and as such credit linked notes are categorized as Level 2 liabilities. Because the notes are variable rate debt, the fair value approximates carrying value.
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
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities on the Consolidated Balance Sheet. See "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements for further discussion on income taxes.
Non-interest income
Non-interest income includes revenue associated with mortgage banking and commercial banking activities, investment securities, equity investments, and bank owned life insurance. As there is specific accounting guidance applicable to income generated by different types of financial instruments, most of the Company's non-interest income is not within the scope of ASC 606, Revenue from Contracts with Customers.
Non-interest income amounts within the scope of ASC 606 include service charges and fees, success fees related to equity investments, and debit and credit card interchange fees. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided. Success fees are one-time fees detailed as part of certain loan agreements and are earned immediately upon occurrence of a triggering event. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. See "Note 17. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of the standard.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS
On April 7, 2021, the Company completed its acquisition of Aris, the parent company of AMH, and certain other parties, pursuant to which, Aris merged with and into an indirect subsidiary of WAB. As a result of the merger, AMH is now a wholly-owned indirect subsidiary of the Company and will continue to operate as AmeriHome Mortgage, a Western Alliance Bank company. AMH is a leading national business-to-business mortgage acquirer and servicer. The acquisition of AMH complements the Company’s national commercial businesses with a national mortgage franchise that allows the Company to expand mortgage-related offerings to existing clients and diversifies the Company’s revenue profile by expanding sources of non-interest income.
Based on AMH's closing balance sheet and a $275.0 million premium, total cash consideration of $1.2 billion was paid in exchange for all of the issued and outstanding membership interests of Aris. AMH's results of operations have been included in the Company's results beginning April 7, 2021 and are reported as part of its Consumer Related segment. Acquisition/restructure expenses related to the AMH acquisition of $16.1 million for the six months ended June 30, 2021 were included as a component of non-interest expense in the consolidated income statement, of which approximately $3.4 million are acquisition related costs as defined by ASC 805.
This transaction is accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. As the Company is still in the process of reviewing the fair value methodology associated with acquired assets and assumed liabilities as well as the assumptions used in the valuation of identifiable intangible assets, the fair values are considered provisional.
The Company merged AMH into WAB effective April 7, 2021. The provisional estimated fair value amounts of identifiable assets acquired and liabilities assumed are as follows:

April 7, 2021
($ in millions)
Assets acquired:
Cash and cash equivalents	$207.2
Loans held for sale	3,553.7
Mortgage servicing rights	1,376.3
Premises and equipment, net	11.3
Operating right of use asset	19.0
Identified intangible assets	139.5
Loans eligible for repurchase	2,744.7
Deferred tax asset	6.5
Other assets	240.6
Total assets	$8,298.8
Liabilities assumed:
Other borrowings	$3,633.9
Operating lease liability	19.0
Liability for loans eligible for repurchase	2,744.7
Other liabilities	157.4
Total liabilities	6,555.0
Net assets acquired	$1,743.8
Consideration paid
Cash	1,220.6
Elimination of pre-existing debt and other	$698.2
Total consideration	$1,918.8
Goodwill	$175.0
Loans acquired in the AMH acquisition consist of loans held for sale that were recorded at fair value. In contemplation of the acquisition and the regulatory capital impact of MSRs on the Company's capital ratios, in March 2021, AMH entered into commitments to sell certain MSRs and related servicing advances. See "Note 6. Mortgage Servicing Rights" for further discussion of these sales. The sale of these MSRs also reduced the balance of loans eligible for repurchase as the Company no longer has the right to repurchase these loans when it is not the servicer. Subsequent to the acquisition, the Company repurchased substantially all of the remaining loans eligible for repurchase and as of June 30, 2021, these repurchased loans were included as part of the loans held for sale balance. See "Note 4. Loans Held for Sale" of these Notes to Unaudited Consolidated Financial Statements for additional detail related to acquired loans.

In connection with the AMH acquisition, the Company acquired identifiable intangible assets totaling $139.5 million, consisting of correspondent relationships, operating licenses, and trade name. The correspondent relationships and trade name intangibles will be amortized over a 20-year estimated useful life. The operating licenses intangible asset will be amortized over a 40-year estimated useful life.
Goodwill in the amount of $175.0 million was recognized and allocated entirely to the Consumer Related segment. Goodwill represents the strategic, operational, and financial benefits expected from the AMH acquisition, including expansion of the Company's mortgage offerings, diversification of its revenue sources, and post-acquisition synergies from integrating AMH’s operating platform, as well as the value of the workforce. Approximately $150.0 million of goodwill is expected to be deductible for tax purposes.
The following table presents pro forma information as if the AMH acquisition was completed on January 1, 2020. The pro forma information includes adjustments for interest income and interest expense on existing loan agreements between WAL and AMH prior to acquisition, the impact of MSR sales contemplated in connection with the acquisition, amortization of intangible assets arising from the acquisition, recognition of stock compensation expense for awards issued to certain AMH executives, transaction costs, and related income tax effects. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions, except per share amounts)
Interest income	$400.5	$331.4	$753.8	$661.9
Non-interest income	132.4	304.8	222.0	425.1
Net income	243.8	253.1	424.0	389.0
3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$738.5	$46.1	$(2.1)	$782.5
Private label residential MBS	230.2	—	—	230.2
Total HTM securities	$968.7	$46.1	$(2.1)	$1,012.7

Available-for-sale debt securities
CLO	$936.8	$0.6	$(0.3)	$937.1
Commercial MBS issued by GSEs	81.2	1.7	(1.4)	81.5
Corporate debt securities	361.9	10.3	(8.8)	363.4
Private label residential MBS	1,712.3	8.3	(10.2)	1,710.4
Residential MBS issued by GSEs	2,112.9	20.9	(28.1)	2,105.7
Tax-exempt	1,260.7	87.2	(0.5)	1,347.4
U.S. treasury securities	9.3	—	—	9.3
Other	54.1	10.8	(4.5)	60.4
Total AFS debt securities	$6,529.2	$139.8	$(53.8)	$6,615.2

Equity securities
CRA investments	$57.2	$—	$(0.2)	$57.0
Preferred stock	127.8	9.0	—	136.8
Total equity securities	$185.0	$9.0	$(0.2)	$193.8

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$568.8	$43.0	$—	$611.8

Available-for-sale debt securities
CLO	$146.9	$—	$—	$146.9
Commercial MBS issued by GSEs	80.8	3.8	—	84.6
Corporate debt securities	271.1	4.8	(5.7)	270.2
Private label residential MBS	1,461.7	15.7	(0.5)	1,476.9
Residential MBS issued by GSEs	1,462.5	27.9	(3.8)	1,486.6
Tax-exempt	1,109.3	78.1	—	1,187.4
Other	54.1	7.3	(5.5)	55.9
Total AFS debt securities	$4,586.4	$137.6	$(15.5)	$4,708.5

Equity securities
CRA investments	$53.1	$0.3	$—	$53.4
Preferred stock	107.0	7.3	(0.4)	113.9
Total equity securities	$160.1	$7.6	$(0.4)	$167.3
Securities with carrying amounts of approximately $2.4 billion and $778.0 million at June 30, 2021 and December 31, 2020, respectively, were pledged for various purposes as required or permitted by law.
The following tables summarize the Company's AFS debt securities in an unrealized loss position at June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$2.1	$110.1	$—	$—	$2.1	$110.1
Available-for-sale debt securities
CLO	$0.3	$147.7	$—	$—	$0.3	$147.7
Commercial MBS issued by GSEs	1.4	45.9	—	—	1.4	45.9
Corporate debt securities	8.8	91.2	—	—	8.8	91.2
Private label residential MBS	10.2	851.8	0.1	7.5	10.3	859.3
Residential MBS issued by GSEs	28.1	1,019.3	—	—	28.1	1,019.3
Tax-exempt	0.5	88.5	—	—	0.5	88.5
Other	0.1	1.9	4.4	27.6	4.5	29.5
Total AFS securities	$49.4	$2,246.3	$4.5	$35.1	$53.9	$2,281.4

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Corporate debt securities	$0.1	$17.3	$5.6	$94.3	$5.7	$111.6
Private label residential MBS	0.5	149.7	—	—	0.5	149.7
Residential MBS issued by GSEs	3.8	231.9	—	—	3.8	231.9
Other	—	—	5.5	26.5	5.5	26.5
Total AFS securities	$4.4	$398.9	$11.1	$120.8	$15.5	$519.7

The total number of AFS securities in an unrealized loss position at June 30, 2021 is 130, compared to 49 at December 31, 2020.
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
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three and six months ended June 30, 2021 and 2020. In addition, as of June 30, 2021 and December 31, 2020, no allowance for credit losses on the Company's AFS securities has been recognized.

The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities:

	Three Months Ended June 30, 2021
	Balance, March 31, 2021	Recovery of Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$9.2	$(3.2)	$—	$—	$6.0

	Six Months Ended June 30, 2021
	Balance, December 31, 2020	Recovery of Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.8	$(0.8)	$—	$—	$6.0

	Three Months Ended June 30, 2020:
	Balance, March 31, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance June 30, 2020
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$3.0	$4.6	$—	$—	$7.6

	Six Months Ended June 30, 2020:
	Balance, January 1, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance June 30, 2020
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$2.6	$5.0	$—	$—	$7.6
No allowance has been recognized on the Company's HTM private label residential MBS as the Company holds a senior position, whereby a subordinated tranche assumes up to 5% of any losses, and losses in excess of 5% are not expected.
Accrued interest receivable on HTM securities totaled $2.6 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2021 and December 31, 2020, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	June 30, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$738.5	$738.5
Private label residential MBS	—	—	—	—	—	—	230.2	230.2
Total HTM securities	$—	$—	$—	$—	$—	$—	$968.7	$968.7

Available-for-sale debt securities
CLO	$40.0	$—	$577.4	$319.7	$—	$—	$—	$937.1
Commercial MBS issued by GSEs	—	81.5	—	—	—	—	—	81.5
Corporate debt securities	—	—	18.6	26.8	299.0	19.0	—	363.4
Private label residential MBS	1,621.5	—	87.7	0.1	0.3	0.8	—	1,710.4
Residential MBS issued by GSEs	—	2,105.7	—	—	—	—	—	2,105.7
Tax-exempt	43.5	59.2	522.0	692.9	—	—	29.8	1,347.4
U.S. treasury securities	9.3	—	—	—	—	—	—	9.3
Other	—	—	12.1	—	30.3	9.4	8.6	60.4
Total AFS securities (1)	$1,714.3	$2,246.4	$1,217.8	$1,039.5	$329.6	$29.2	$38.4	$6,615.2

Equity securities
CRA investments	$—	$27.5	$—	$—	$—	$—	$29.5	$57.0
Preferred stock	—	—	—	—	81.7	39.6	15.5	136.8
Total equity securities (1)	$—	$27.5	$—	$—	$81.7	$39.6	$45.0	$193.8
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$568.8	$568.8

Available-for-sale debt securities
CLO	$—	$—	$139.6	$7.3	$—	$—	$—	$146.9
Commercial MBS issued by GSEs	—	84.6	—	—	—	—	—	84.6
Corporate debt securities	—	—	19.2	28.1	194.5	28.4	—	270.2
Private label residential MBS	1,385.5	—	90.1	0.1	0.3	0.9	—	1,476.9
Residential MBS issued by GSEs	—	1,486.6	—	—	—	—	—	1,486.6
Tax-exempt	44.3	57.3	454.7	599.3	—	—	31.8	1,187.4
Other	—	—	12.3	—	29.1	6.9	7.6	55.9
Total AFS securities (1)	$1,429.8	$1,628.5	$715.9	$634.8	$223.9	$36.2	$39.4	$4,708.5

Equity securities
CRA investments	$—	$27.8	$—	$—	$—	$—	$25.6	$53.4
Preferred stock	—	—	—	—	73.2	39.0	1.7	113.9
Total equity securities (1)	$—	$27.8	$—	$—	$73.2	$39.0	$27.3	$167.3
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2021, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status as of June 30, 2021.

The amortized cost and fair value of the Company's debt securities as of June 30, 2021, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2021
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$35.8	$35.8
After one year through five years	17.7	18.0
After ten years	685.0	728.7
Mortgage-backed securities	230.2	230.2
Total HTM securities	$968.7	$1,012.7

Available-for-sale
Due in one year or less	$9.3	$9.3
After one year through five years	45.3	46.7
After five years through ten years	829.9	831.4
After ten years	1,738.3	1,830.2
Mortgage-backed securities	3,906.4	3,897.6
Total AFS securities	$6,529.2	$6,615.2
During the three and six months ended June 30, 2021 and 2020, the Company did not have significant sales of investments securities.
4. LOANS HELD FOR SALE
The Company acquired loans held for sale as part of the AMH acquisition. The following is a summary of loans held for sale by type:

June 30, 2021
(in millions)
Government-insured or guaranteed:
EBO (1)	$2,208.7
Non-EBO	905.9
Total government-insured or guaranteed	3,114.6
Agency-conforming	1,350.6
Total loans HFS	$4,465.2
(1)    EBO loans are delinquent loans repurchased under the terms of the Ginnie Mae MBS program that can be resold when loans are brought current.
As of June 30, 2021, there were no loans held for sale that were pledged to secure warehouse borrowings.
The following is a summary of the Net gain on loan purchase, origination, and sale activities:

April 7, 2021 through June 30,2021
(in millions)
Mortgage servicing rights capitalized upon sale of loans	$282.3
Net proceeds from sale of loans (1)	(143.6)
Provision for and change in estimate of liability for losses under representations and warranties, net	(0.7)
Change in fair value of loans held for sale	13.2
Change in fair value of derivatives related to loans HFS:
Unrealized loss on derivatives	(55.2)
Realized gain on derivatives	9.4
Total change in fair value of derivatives	(45.8)
Net gain on loans held for sale	$105.4
Loan acquisition and origination fees	26.6
Net gain on loan origination and sale activities	$132.0
(1) Represents the difference between cash proceeds received upon settlement and loan basis.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's held for investment loan portfolio is as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Warehouse lending	$4,434.7	$4,340.2
Municipal & nonprofit	1,716.3	1,728.8
Tech & innovation	2,600.3	2,548.3
Other commercial and industrial	5,736.1	5,911.2
CRE - owner occupied	1,789.9	1,909.3
Hotel franchise finance	1,997.6	1,983.9
Other CRE - non-owned occupied	3,663.9	3,640.2
Residential	5,071.3	2,378.5
Construction and land development	2,853.6	2,429.4
Other	162.7	183.2
Total loans HFI	30,026.4	27,053.0
Allowance for credit losses	(232.9)	(278.9)
Total loans HFI, net of allowance	$29,793.5	$26,774.1
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $81.5 million and $75.4 million reduced the carrying value of loans as of June 30, 2021 and December 31, 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $84.3 million and $26.0 million increased the carrying value of loans as of June 30, 2021 and December 31, 2020, respectively.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	June 30, 2021
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Warehouse lending	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—
Tech & innovation	9.0	10.8	19.8	—
Other commercial and industrial	7.4	6.7	14.1	—
CRE - owner occupied	30.7	—	30.7	—
Hotel franchise finance	—	—	—	—
Other CRE - non-owned occupied	18.6	—	18.6	—
Residential	9.9	—	9.9	—
Construction and land development	—	—	—	—
Other	0.3	2.9	3.2	—
Total	$75.9	$20.4	$96.3	$—

	December 31, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Warehouse lending	$—	$—	$—	$—
Municipal & nonprofit	1.9	—	1.9	—
Tech & innovation	9.6	3.9	13.5	—
Other commercial and industrial	10.9	6.3	17.2	—
CRE - owner occupied	34.5	—	34.5	—
Hotel franchise finance	—	—	—	—
Other CRE - non-owned occupied	36.5	—	36.5	—
Residential	11.4	—	11.4	—
Construction and land development	—	—	—	—
Other	0.1	0.1	0.2	—
Total	$104.9	$10.3	$115.2	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $1.5 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents an aging analysis of past due loans by loan portfolio segment:

	June 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,434.7	$—	$—	$—	$—	$4,434.7
Municipal & nonprofit	1,716.3	—	—	—	—	1,716.3
Tech & innovation	2,600.3	—	—	—	—	2,600.3
Other commercial and industrial	5,735.3	—	0.8	—	0.8	5,736.1
CRE - owner occupied	1,789.9	—	—	—	—	1,789.9
Hotel franchise finance	1,997.6	—	—	—	—	1,997.6
Other CRE - non-owned occupied	3,663.9	—	—	—	—	3,663.9
Residential	5,062.4	8.5	0.4	—	8.9	5,071.3
Construction and land development	2,853.6	—	—	—	—	2,853.6
Other	162.6	0.1	—	—	0.1	162.7
Total loans	$30,016.6	$8.6	$1.2	$—	$9.8	$30,026.4

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$—	$—	$—	$4,340.2
Municipal & nonprofit	1,728.8	—	—	—	—	1,728.8
Tech & innovation	2,548.3	—	—	—	—	2,548.3
Other commercial and industrial	5,911.0	0.2	—	—	0.2	5,911.2
CRE - owner occupied	1,909.3	—	—	—	—	1,909.3
Hotel franchise finance	1,983.9	—	—	—	—	1,983.9
Other CRE - non-owned occupied	3,640.2	—	—	—	—	3,640.2
Residential	2,368.0	9.1	1.4	—	10.5	2,378.5
Construction and land development	2,429.4	—	—	—	—	2,429.4
Other	182.7	0.4	0.1	—	0.5	183.2
Total loans	$27,041.8	$9.7	$1.5	$—	$11.2	$27,053.0

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
June 30, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$230.4	$54.5	$—	$0.8	$1.4	$—	$4,147.6	$4,434.7
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$230.4	$54.5	$—	$0.8	$1.4	$—	$4,147.6	$4,434.7

Municipal & nonprofit
Pass	$44.6	$216.5	$140.7	$81.5	$226.5	$1,003.0	$3.5	$1,716.3
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$44.6	$216.5	$140.7	$81.5	$226.5	$1,003.0	$3.5	$1,716.3

Tech & innovation
Pass	$348.3	$336.2	$144.9	$50.4	$2.3	$0.5	$1,675.5	$2,558.1
Special mention	—	11.2	6.0	—	—	—	—	17.2
Classified	16.9	5.1	2.0	1.0	—	—	—	25.0
Total	$365.2	$352.5	$152.9	$51.4	$2.3	$0.5	$1,675.5	$2,600.3

Other commercial and industrial
Pass	$1,588.6	$784.0	$605.6	$353.6	$191.2	$124.7	$1,968.5	$5,616.2
Special mention	0.1	2.5	26.1	17.2	29.8	0.6	2.2	78.5
Classified	—	0.6	19.2	3.5	1.8	10.3	6.0	41.4
Total	$1,588.7	$787.1	$650.9	$374.3	$222.8	$135.6	$1,976.7	$5,736.1

CRE - owner occupied
Pass	$192.4	$232.1	$269.7	$227.8	$348.2	$377.2	$16.3	$1,663.7
Special mention	—	—	3.0	9.2	23.3	14.4	24.3	74.2
Classified	1.9	2.8	10.9	4.7	3.2	28.4	0.1	52.0
Total	$194.3	$234.9	$283.6	$241.7	$374.7	$420.0	$40.7	$1,789.9

Hotel franchise finance
Pass	$163.4	$182.4	$642.4	$399.0	$132.1	$63.1	$158.8	$1,741.2
Special mention	—	—	116.4	30.3	27.2	10.1	—	184.0
Classified	—	—	56.8	—	12.4	3.2	—	72.4
Total	$163.4	$182.4	$815.6	$429.3	$171.7	$76.4	$158.8	$1,997.6

Other CRE - non-owned occupied
Pass	$621.5	$985.8	$744.2	$452.9	$259.7	$287.6	$271.9	$3,623.6
Special mention	—	—	—	3.2	2.4	6.9	0.5	13.0
Classified	—	0.4	5.5	2.7	0.3	18.4	—	27.3
Total	$621.5	$986.2	$749.7	$458.8	$262.4	$312.9	$272.4	$3,663.9

Residential
Pass	$2,663.9	$1,258.4	$600.0	$283.9	$79.8	$138.9	$36.5	$5,061.4
Special mention	—	—	—	—	—	—	—	—
Classified	—	1.3	5.4	3.1	—	0.1	—	9.9
Total	$2,663.9	$1,259.7	$605.4	$287.0	$79.8	$139.0	$36.5	$5,071.3

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
June 30, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Construction and land development
Pass	$417.5	$656.5	$632.9	$260.3	$3.7	$0.8	$841.2	$2,812.9
Special mention	—	10.4	—	22.0	5.3	—	—	37.7
Classified	1.0	1.4	0.6	—	—	—	—	3.0
Total	$418.5	$668.3	$633.5	$282.3	$9.0	$0.8	$841.2	$2,853.6

Other
Pass	$14.1	$16.8	$12.5	$5.5	$4.6	$74.5	$30.9	$158.9
Special mention	—	—	—	0.1	—	0.1	—	0.2
Classified	2.9	—	0.1	0.2	—	0.4	—	3.6
Total	$17.0	$16.8	$12.6	$5.8	$4.6	$75.0	$30.9	$162.7

Total by Risk Category
Pass	$6,284.7	$4,723.2	$3,792.9	$2,115.7	$1,249.5	$2,070.3	$9,150.7	$29,387.0
Special mention	0.1	24.1	151.5	82.0	88.0	32.1	27.0	404.8
Classified	22.7	11.6	100.5	15.2	17.7	60.8	6.1	234.6
Total	$6,307.5	$4,758.9	$4,044.9	$2,212.9	$1,355.2	$2,163.2	$9,183.8	$30,026.4

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
Warehouse lending
Pass	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2

Municipal & nonprofit
Pass	$219.3	$156.6	$81.6	$231.2	$129.1	$905.6	$3.5	$1,726.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	1.9	—	—	—	1.9
Total	$219.3	$156.6	$81.6	$233.1	$129.1	$905.6	$3.5	$1,728.8

Tech & innovation
Pass	$609.7	$207.4	$76.9	$2.0	$0.9	$—	$1,608.8	$2,505.7
Special mention	10.7	4.6	—	—	—	—	—	15.3
Classified	25.2	2.0	—	—	—	—	0.1	27.3
Total	$645.6	$214.0	$76.9	$2.0	$0.9	$—	$1,608.9	$2,548.3

Other commercial and industrial
Pass	$2,069.5	$819.8	$447.7	$250.7	$99.7	$114.6	$1,935.7	$5,737.7
Special mention	2.2	52.1	32.1	22.1	1.7	0.2	34.3	144.7
Classified	0.9	8.4	3.2	1.6	9.7	0.8	4.2	28.8
Total	$2,072.6	$880.3	$483.0	$274.4	$111.1	$115.6	$1,974.2	$5,911.2

CRE - owner occupied
Pass	$252.2	$307.1	$302.1	$402.4	$148.4	$323.5	$39.5	$1,775.2
Special mention	0.9	12.4	9.3	24.3	4.4	10.5	22.4	84.2
Classified	1.4	7.5	4.8	8.5	6.2	19.5	2.0	49.9
Total	$254.5	$327.0	$316.2	$435.2	$159.0	$353.5	$63.9	$1,909.3

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)

Hotel franchise finance
Pass	$161.6	$792.0	$464.1	$139.9	$—	$101.5	$162.6	$1,821.7
Special mention	—	32.7	56.9	27.3	—	18.2	—	135.1
Classified	8.9	—	—	12.6	2.1	3.5	—	27.1
Total	$170.5	$824.7	$521.0	$179.8	$2.1	$123.2	$162.6	$1,983.9

Other CRE - non-owned occupied
Pass	$1,032.6	$912.5	$560.8	$384.3	$164.7	$208.4	$281.0	$3,544.3
Special mention	1.4	—	7.0	5.4	1.0	7.4	—	22.2
Classified	7.4	26.4	—	20.3	6.5	13.1	—	73.7
Total	$1,041.4	$938.9	$567.8	$410.0	$172.2	$228.9	$281.0	$3,640.2

Residential
Pass	$759.5	$869.3	$402.0	$108.9	$113.8	$74.1	$39.5	$2,367.1
Special mention	—	—	—	—	—	—	—	—
Classified	—	4.4	5.9	1.1	—	—	—	11.4
Total	$759.5	$873.7	$407.9	$110.0	$113.8	$74.1	$39.5	$2,378.5

Construction and land development
Pass	$677.8	$704.2	$429.6	$15.4	$1.2	$15.0	$537.4	$2,380.6
Special mention	8.5	0.4	38.0	—	—	—	0.4	47.3
Classified	—	—	1.5	—	—	—	—	1.5
Total	$686.3	$704.6	$469.1	$15.4	$1.2	$15.0	$537.8	$2,429.4

Other
Pass	$21.1	$15.6	$14.5	$5.8	$1.8	$75.8	$45.7	$180.3
Special mention	—	—	0.1	1.7	—	0.5	—	2.3
Classified	—	0.1	0.2	—	0.1	0.2	—	0.6
Total	$21.1	$15.7	$14.8	$7.5	$1.9	$76.5	$45.7	$183.2

Total by Risk Category
Pass	$5,938.5	$4,784.5	$2,780.2	$1,542.2	$659.7	$1,818.5	$8,856.1	$26,379.7
Special mention	23.7	102.2	143.4	80.8	7.1	36.8	57.1	451.1
Classified	43.8	48.8	15.6	46.0	24.6	37.1	6.3	222.2
Total	$6,006.0	$4,935.5	$2,939.2	$1,669.0	$691.4	$1,892.4	$8,919.5	$27,053.0
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
The Company's TDR loans totaled $60.5 million and $61.6 million as of June 30, 2021 and December 31, 2020, respectively, and had an allowance for credit losses on these loans of $6.3 million and $2.7 million, respectively. As of June 30, 2021 and December 31, 2020, commitments outstanding on TDR loans totaled $0.4 million and $0.6 million, respectively.

The following table presents TDR loans as of June 30, 2021:

	June 30, 2021
	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	4	$17.2
Other commercial and industrial	11	25.1
CRE - owner occupied	3	7.6
Hotel franchise finance	2	5.1
Other CRE - non-owned occupied	3	5.5
Total	23	$60.5
During the three months ended June 30, 2021, the Company had 6 new TDR loans with a recorded investment of $9.7 million. During the six months ended June 30, 2021, the Company had 9 new TDR loans with a recorded investment of $14.4 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans. As of June 30, 2020, the Company's TDR loans totaled $36.7 million, two of which were new TDR loans that were modified during the three and six months ended June 30, 2020, with a recorded investment of $10.8 million.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three and six months ended June 30, 2021, there was one commercial and industrial loan with a recorded investment of $5.9 million for which there was a payment default within 12 months following the modification, which resulted in a charge-off of $2.0 million. During the three months ended June 30, 2020, there were no loans for which there was a payment default within 12 months following the modification. During the six months ended June 30, 2020, there was one CRE, owner occupied loan with a recorded investment of $0.7 million for which there was a payment default. There was no increase to the allowance for credit losses or a charge-off that resulted from this TDR redefault during the six months ended June 30, 2020.
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications. As of June 30, 2021, the Company has outstanding modifications on HFI loans that met these conditions with a net balance of $228.4 million, none of which involve loan payment deferrals. Further, residential HFI mortgage loans in forbearance have a net balance of $49.8 million as of June 30, 2021.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2021:

	June 30, 2021
	Real Estate Collateral	Other Collateral	Total
	(in millions)
Warehouse lending	$—	$—	$—
Municipal & nonprofit	—	—	—
Tech & innovation	—	5.0	5.0
Other commercial and industrial	—	11.3	11.3
CRE - owner occupied	36.8	—	36.8
Hotel franchise finance	72.4	—	72.4
Other CRE - non-owned occupied	26.3	—	26.3
Residential	—	—	—
Construction and land development	3.0	—	3.0
Other	—	3.1	3.1
Total	$138.5	$19.4	$157.9

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2021.
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities and servicing advances are estimated separately from loans, see "Note 3. Investment Securities" and "Note 6. Mortgage Servicing Rights," respectively, for further discussion. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's loans held for investment portfolio as of June 30, 2021.
The below tables reflect the activity in the allowance for credit losses on loans held for investment by loan portfolio segment:

	Three Months Ended June 30, 2021
	Balance, March 31, 2021	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(1)				(1)
	(in millions)
Warehouse lending	$3.6	$(0.4)	$—	$—	$3.2
Municipal & nonprofit	15.2	0.7	—	—	15.9
Tech & innovation	23.9	(0.4)	2.0	(0.1)	21.6
Other commercial and industrial	78.4	(2.0)	0.3	(0.3)	76.4
CRE - owner occupied	9.7	(0.4)	—	—	9.3
Hotel franchise finance	49.4	—	—	—	49.4
Other CRE - non-owned occupied	32.7	(4.1)	—	(1.2)	29.8
Residential	3.2	4.8	—	(0.1)	8.1
Construction and land development	25.9	(11.8)	—	—	14.1
Other	5.1	(0.5)	—	(0.5)	5.1
Total	$247.1	$(14.1)	$2.3	$(2.2)	$232.9
(1)Includes an estimate of future recoveries.

	Six Months Ended June 30, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(1)				(1)
	(in millions)
Warehouse lending	$3.4	$(0.2)	$—	$—	$3.2
Municipal & nonprofit	15.9	—	—	—	15.9
Tech & innovation	35.3	(12.0)	2.0	(0.3)	21.6
Other commercial and industrial	94.7	(18.5)	0.4	(0.6)	76.4
CRE - owner occupied	18.6	(9.3)	—	—	9.3
Hotel franchise finance	43.3	6.1	—	—	49.4
Other CRE - non-owned occupied	39.9	(9.5)	2.0	(1.4)	29.8
Residential	0.8	7.2	—	(0.1)	8.1
Construction and land development	22.0	(7.9)	—	—	14.1
Other	5.0	(0.4)	—	(0.5)	5.1
Total	$278.9	$(44.5)	$4.4	$(2.9)	$232.9
(1)Includes an estimate of future recoveries.

	Three Months Ended June 30, 2020
	Balance, March 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.4	$0.3	$—	$—	$0.7
Municipal & nonprofit	16.2	0.9	—	—	17.1
Tech & innovation	39.8	17.6	2.8	—	54.6
Other commercial and industrial	120.3	(9.0)	1.9	(0.5)	109.9
CRE - owner occupied	10.5	5.1	—	—	15.6
Hotel franchise finance	18.8	17.0	—	—	35.8
Other CRE - non-owned occupied	14.2	19.8	0.9	0.4	32.7
Residential	1.3	0.4	—	—	1.7
Construction and land development	7.1	28.7	—	—	35.8
Other	6.7	(0.1)	0.1	(0.1)	6.6
Total	$235.3	$80.7	$5.7	$(0.2)	$310.5
(1)Includes an estimate of future recoveries.

	Six Months Ended June 30, 2020
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.2	$0.5	$—	$—	$0.7
Municipal & nonprofit	17.4	(0.3)	—	—	17.1
Tech & innovation	22.4	35.0	2.8	—	54.6
Other commercial and industrial	95.8	14.3	2.0	(1.8)	109.9
CRE - owner occupied	10.4	5.2	—	—	15.6
Hotel franchise finance	14.1	21.7	—	—	35.8
Other CRE - non-owned occupied	10.5	21.5	0.9	(1.6)	32.7
Residential	3.8	(2.1)	—	—	1.7
Construction and land development	6.2	29.6	—	—	35.8
Other	6.1	0.5	0.1	(0.1)	6.6
Total	$186.9	$125.9	$5.8	$(3.5)	$310.5
(1)Includes an estimate of future recoveries.
Accrued interest receivable on loans totaled $189.1 million and $142.1 million at June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

In addition to the allowance for credit losses on loans held for investment, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in other liabilities on the consolidated balance sheets.
The below tables reflect the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$32.6	$29.7	$37.0	$9.0
Beginning balance adjustment from adoption of CECL	—	—	—	15.1
(Recovery of) provision for credit losses	(1.3)	6.6	(5.7)	12.2
Balance, end of period	$31.3	$36.3	$31.3	$36.3

The following tables disaggregate the Company's allowance for credit losses on loans held for investment and loan balances by measurement methodology:

	June 30, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,434.7	$—	$4,434.7	$3.2	$—	$3.2
Municipal & nonprofit	1,716.3	—	1,716.3	15.9	—	15.9
Tech & innovation	2,575.8	24.5	2,600.3	16.4	5.2	21.6
Other commercial and industrial	5,696.2	39.9	5,736.1	71.7	4.7	76.4
CRE - owner occupied	1,740.4	49.5	1,789.9	9.3	—	9.3
Hotel franchise finance	1,904.3	93.3	1,997.6	41.6	7.8	49.4
Other CRE - non-owned occupied	3,625.7	38.2	3,663.9	29.8	—	29.8
Residential	5,061.4	9.9	5,071.3	8.1	—	8.1
Construction and land development	2,850.6	3.0	2,853.6	14.1	—	14.1
Other	159.3	3.4	162.7	3.6	1.5	5.1
Total	$29,764.7	$261.7	$30,026.4	$213.7	$19.2	$232.9

	December 31, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$4,340.2	$3.4	$—	$3.4
Municipal & nonprofit	1,726.9	1.9	1,728.8	15.9	—	15.9
Tech & innovation	2,521.1	27.2	2,548.3	31.4	3.9	35.3
Other commercial and industrial	5,883.1	28.1	5,911.2	90.3	4.4	94.7
CRE - owner occupied	1,857.9	51.4	1,909.3	18.6	—	18.6
Hotel franchise finance	1,927.0	56.9	1,983.9	40.4	2.9	43.3
Other CRE - non-owned occupied	3,553.6	86.6	3,640.2	39.9	—	39.9
Residential	2,367.1	11.4	2,378.5	0.8	—	0.8
Construction and land development	2,427.9	1.5	2,429.4	22.0	—	22.0
Other	182.6	0.6	183.2	5.0	—	5.0
Total	$26,787.4	$265.6	$27,053.0	$267.7	$11.2	$278.9

Loan Purchases and Sales
The following table presents loan purchases by portfolio segment:

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
	(in millions)
Warehouse lending	$—	$—	$—	$99.4
Municipal & nonprofit	—	1.6	—	1.6
Tech & innovation	103.0	83.6	137.9	260.8
Other commercial and industrial	256.8	39.8	474.4	151.3
Other CRE - non-owned occupied	14.9	—	14.9	—
Residential	2,303.6	405.7	3,320.2	685.2
Construction and land development	—	—	—	—
Other	6.2	—	38.1	—
Total	$2,684.5	$530.7	$3,985.5	$1,198.3
There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and six months ended June 30, 2021 and 2020.
The Company did not have significant sales of HFI loans during the three and six months ended June 30, 2021 and 2020.

6. MORTGAGE SERVICING RIGHTS
The Company acquired MSRs as part of the AMH acquisition. MSRs result from the sale of loans to the secondary market for which AMH retains the right to service the loans. The following table presents the changes in fair value of the Company's MSR assets and other information related to its servicing portfolio:

Three Months Ended June 30, 2021
(in millions)
Balance, March 31, 2021	$—
Acquired in AMH acquisition	1,376.3
Additions from loans sold with servicing rights retained	282.3
Reductions from sales	(871.5)
Change in fair value	6.6
Realization of cash flows	(67.5)
Balance, June 30, 2021	$726.2

Unpaid principal balance of mortgage loans serviced for others	$57,088.9
In contemplation of the acquisition and the regulatory capital impact of MSRs on the Company's capital ratios, in March 2021, AMH entered into commitments to sell certain MSRs and related servicing advances. These sales had an aggregate net sales price of $871.5 million and were completed during the three months ended June 30, 2021. The UPB of loans underlying these sales totaled $65.3 billion. As of June 30, 2021, the Company has a remaining receivable balance related to holdbacks on these sales for pending servicing transfers of $93.9 million, which was recorded as part of Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. The Company is generally entitled to retain the interest earned on funds held pending remittance related to its collection of borrower principal, interest, tax and insurance payments. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $61.0 million for the period from the acquisition date through June 30, 2021, which are recorded as part of Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the investors of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. A provision for credit losses on servicing advances of $4.0 million was recognized for the period from acquisition through June 30, 2021, resulting in an ending allowance for credit losses on servicing advances of $4.0 million as of June 30, 2021, which is recorded as part of other assets on the Consolidated Balance Sheet.

The following presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

June 30, 2021
(in millions)
Fair value of mortgage servicing rights	$726.2
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(70.8)
Favorable change	38.8
Discount rate change of 50 basis points
Increase	(14.1)
Decrease	14.7
Conditional prepayment rate change of 1%
Increase	(24.6)
Decrease	26.9
Cost to service change of 10%
Increase	(10.9)
Decrease	10.9
Sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of changes in assumptions to changes in fair value may not be linear. In addition, the offsetting effect of hedging activities are not contemplated in these results and further, the effect of a variation in a particular assumption is calculated without changing any other assumptions, whereas a change in one factor may result in changes to another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates. As a result, actual future changes in MSR values may differ significantly from those reported.

7. OTHER BORROWINGS
The following table summarizes the Company’s short-term and long-term borrowings as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in millions)
Short-Term:
FHLB advances	$—	$5.0
Customer repurchase agreements	20.2	16.0
Other short-term borrowings	37.4	—
Total short-term borrowings	$57.6	$21.0
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$318.7	$—
Credit linked notes, net of debt issuance costs	239.1	—
Total long-term borrowings	$557.8	$—

Total other borrowings	$615.4	$21.0
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains federal fund lines of credit totaling $3.0 billion as of June 30, 2021, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of June 30, 2021 and December 31, 2020, there were no outstanding balances on the Company's federal fund lines of credit.
FHLB Advances
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company has a PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $864.8 million in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down. At June 30, 2021, the Company had no amounts outstanding under its line of credit or its PPP lending facility with the FRB and had no borrowings under its lines of credit with the FHLB. As of June 30, 2021 and December 31, 2020, the Company had additional available credit with the FHLB of approximately $6.0 billion and $4.0 billion, respectively, and with the FRB of approximately $2.8 billion and $2.7 billion, respectively.
Secured Borrowings
Transfers of AMH loans HFS, not qualifying for sales accounting treatment, resulted in recognition of secured borrowings of $37.4 million at June 30, 2021.
Warehouse Borrowings
The Company assumed warehouse borrowings as part of the AMH acquisition, which are used to finance the acquisition of loans through the use of repurchase agreements. Repurchase agreements operate as financings under which the Company transfers loans to secure borrowings. The borrowing amounts are based on the attributes of the collateralized loans and are defined in the repurchase agreement of each warehouse lender. The Company retains beneficial ownership of the transferred loans and will receive the loans from the lender upon full repayment of the borrowing. The repurchase agreements may require the Company to transfer additional assets to the lender in the event the estimated fair value of the existing transferred loans declines.
As of June 30, 2021, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which no amounts were drawn.
Repurchase Agreements
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $20.2 million and $16.0 million at June 30, 2021 and December 31, 2020, respectively. The weighted average rate on customer repurchase agreements was 0.14% and 0.15% as of June 30, 2021 and December 31, 2020, respectively.

Long-Term Borrowings
AmeriHome Senior Notes
Prior to the Company's acquisition of AmeriHome, in October 2020, AmeriHome issued senior notes with an aggregate principal amount of $300.0 million, maturing on October 26, 2028. The senior notes accrue interest at a rate of 6.50% per annum, paid semiannually. The senior notes contain provisions that allow for redemption of up to 40% of the original aggregate principal amount of the notes during the first three years after issuance at a price equal to 106.50%, plus accrued and unpaid interest. After this three-year period, AmeriHome may redeem some or all of the senior notes at a price equal to 103.25% of the outstanding principal amount, plus accrued and unpaid interest. In 2025, the redemption price of these senior notes declines to 100% of the outstanding principal balance. The carrying amount of the senior notes includes a fair value adjustment (premium) of $19.3 million recognized as of the acquisition date and will be amortized over the term of the notes. As of June 30, 2021, the carrying value of these notes totaled $318.7 million.
Credit Linked Notes
On June 28, 2021, the Company issued $242.0 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $2.9 million in debt issuance costs. The notes mature on December 30, 2024 and accrue interest at a rate equal to three-month LIBOR plus 5.50%, payable quarterly. The notes effectively transfer the risk of first losses on a $1.9 billion reference pool of the Company's warehouse loans to the purchasers of the notes. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pool, the principal balance of the notes will be reduced to the extent of such loss and recognized as a debt extinguishment gain within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in the event of obligor default. Losses on the warehouse lines of credit have not generally been significant. As of June 30, 2021, the carrying value of these notes totaled $239.1 million.

8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt consists of four separate issuances, as detailed in the tables below:

June 30, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-rate (1)	June 2016	July 1, 2056	6.25%	$175.0	$5.5
WAL fixed-to-floating-rate (2)	June 2021	June 15, 2031	3.00%	600.0	7.7
WAB fixed-to-variable-rate (3)	June 2015	July 15, 2025	3.38%	75.0	1.8
WAB fixed-to-floating-rate (4)	May 2020	June 1, 2030	5.25%	225.0	3.1
Total				$1,075.0	$18.1

December 31, 2020
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-rate (1)	June 2016	July 1, 2056	6.25%	$175.0	$5.5
WAB fixed-to-variable-rate (3)	June 2015	July 15, 2025	3.44%	75.0	1.8
WAB fixed-to-floating-rate (4)	May 2020	June 1, 2030	5.25%	225.0	3.1
Total				$475.0	$10.4
(1)    Debentures are redeemable, in whole or in part, beginning on or after July 1, 2021 at their principal amount plus any accrued and unpaid interest.
(2)    Notes are redeemable, in whole or in part, beginning on June 15, 2026 at their principal amount plus accrued and unpaid interest. The notes also convert to a floating rate on this date, which is expected to be three-month SOFR plus 225 basis points.
(3)    Debt is currently redeemable, in whole or in part, at its principal amount plus accrued and unpaid interest and has converted to a variable rate of 3.20% plus three-month LIBOR through maturity. Subsequent to June 30, 2021, the remaining $75.0 million was redeemed in full.
(4)    Debt is redeemable, in whole or in part, on or after June 1, 2025 at its principal amount plus accrued and unpaid interest and has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a floating rate per annum equal to three-month SOFR plus 512 basis points
To hedge the interest rate risk on the Company's 2015 and 2016 subordinated debt issuances, the Company entered into fair value interest rate hedges with receive fixed/pay variable swaps. The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $1.0 billion and $469.8 million at June 30, 2021 and December 31, 2020, respectively.
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
The carrying value of junior subordinated debt was $79.6 million and $78.9 million as of June 30, 2021 and December 31, 2020, respectively. The weighted average interest rate of all junior subordinated debt as of June 30, 2021 was 2.48%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.58% at December 31, 2020.
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

9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2021 will be fully vested on July 1, 2021. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2021 was $11.1 million and $34.8 million, respectively. Stock compensation expense related to restricted stock awards granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the three and six months ended June 30, 2021, the Company recognized $6.6 million and $12.2 million, respectively, in stock-based compensation expense related to these stock grants, compared to $5.9 million and $10.8 million for the three and six months ended June 30, 2020, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and six months ended June 30, 2021 and 2020, however expense was still being recognized through June 30, 2021 for a grant made in 2017 with a four-year vesting period. For the three months ended June 30, 2021 and 2020, the Company recognized $0.3 million in stock-based compensation expense related to these performance-based restricted stock grants and $0.6 million for the six months ended June 30, 2021 and 2020.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2021, the Company recognized $2.5 million and $4.6 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.8 million and $3.5 million for the three and six months ended June 30, 2020, respectively.
The three-year performance period for the 2018 grant ended on December 31, 2020, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 152,418 shares became fully vested and were distributed to executive management in the first quarter of 2021.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
On June 3, 2021, the Company entered into a distribution agency agreement with J.P. Morgan Securities LLC, under which the Company may sell up to 4,000,000 shares of its common stock on the New York Stock Exchange. The Company pays J.P. Morgan Securities LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and a prospectus supplement filed with the SEC on June 3, 2021, in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). During the three and six months ended June 30, 2021, the Company sold 700,000 shares under the ATM program at a weighted-average selling price of $100.59 per share for gross proceeds of $70.4 million. Total related offering costs were $0.6 million, of which $0.4 million relates to compensation costs paid to J.P. Morgan Securities LLC.
Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the three months ended March 31, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.

Common Stock Repurchase
The Company's common stock repurchase program, which expired on December 31, 2020, authorized the Company to repurchase up to $250.0 million of its outstanding common stock. During the three and six months ended June 30, 2020, the Company repurchased 297,000 and 2,066,479 shares of its common stock at a weighted average price of $30.77 and $34.65 for a total payment of $9.2 million and $71.7 million, respectively.
Cash Dividend
During the six months ended June 30, 2021, the Company declared and paid two quarterly cash dividends of $0.25 per share, for a total dividend payment to shareholders of $51.1 million. During the six months ended June 30, 2020, the Company declared and paid two quarterly cash dividends of $0.25 per share, for a total payment to shareholders of $50.8 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2021, the Company purchased treasury shares of 2,256 and 156,419, respectively, at a weighted average price of $106.23 and $83.89 per share. During the three and six months ended June 30, 2020, the Company purchased treasury shares of 11,055 and 150,166 at a weighted average price of $35.96 and $52.31 per share, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, March 31, 2021	$20.0	$(0.3)	$0.2	$19.9
Other comprehensive income (loss) before reclassifications	44.8	—	(0.2)	44.6
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive income (loss)	44.8	—	(0.2)	44.6
Balance, June 30, 2021	$64.8	$(0.3)	$—	$64.5

Balance, March 31, 2020	$27.6	$(0.3)	$10.2	$37.5
Other comprehensive income (loss) before reclassifications	39.3	0.0	(3.0)	36.3
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive income (loss)	39.2	0.0	(3.0)	36.2
Balance, June 30, 2020	$66.8	$(0.3)	$7.2	$73.7

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$92.3
Other comprehensive (loss) income before reclassifications	(27.2)	—	(0.5)	(27.7)
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive (loss) income	(27.3)	—	(0.5)	(27.8)
Balance, June 30, 2021	$64.8	$(0.3)	$—	$64.5

Balance, December 31, 2019	$21.4	$0.0	$3.6	$25.0
Other comprehensive income (loss) before reclassifications	45.6	(0.3)	3.6	48.9
Amounts reclassified from AOCI	(0.2)	—	—	(0.2)
Net current-period other comprehensive income (loss)	45.4	(0.3)	3.6	48.7
Balance, June 30, 2020	$66.8	$(0.3)	$7.2	$73.7
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2021	2020	2021	2020
	(in millions)
Gain on sales of investment securities, net	$—	$0.1	$0.1	$0.2
Income tax expense	—	0.0	0.0	0.0
Net of tax	$—	$0.1	$0.1	$0.2

11. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments, including those derivative instruments assumed from the AMH acquisition. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no initial investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
The primary type of derivatives that the Company uses are interest rate swaps, forward purchase and sale commitments, and interest rate futures. Generally, these instruments are used to help manage the Company's exposure to interest rate risk related to IRLCs and its inventory of loans HFS and MSRs and also to meet client financing and hedging needs.
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
The Company has also entered into receive fixed/pay variable interest rate swaps, designated as fair value hedges on its fixed rate 2015 and 2016 subordinated debt offerings. As a result, the Company was paying a floating rate of three-month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. In July 2020, the interest payment on this subordinated debt issuance converted from a fixed rate to a floating rate, at which time the Company unwound this swap. For the fair value hedge on the Parent's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three-month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
Derivatives Not Designated in Hedge Relationships
Management enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades that the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate swaps are used to manage long-term interest rate risk.
With the acquisition of AMH, the Company uses derivative financial instruments to manage exposure to interest rate risk related to IRLCs, and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments and interest rate futures.

Fair Value Hedges
As of June 30, 2021 and December 31, 2020, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30, 2021		December 31, 2020
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans - HFI, net of deferred loan fees and costs (2)	$1,551.6	$57.3	$1,587.1	$85.5
Qualifying debt	(244.8)	(0.8)	(247.6)	(2.7)
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)Includes last-of-layer derivative instrument. The Company designated $1.0 billion as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.5 billion and $1.9 billion as of June 30, 2021 and December 31, 2020, respectively) in this last-of-layer hedging relationship, which commenced in the fourth quarter of 2020. The cumulative basis adjustment included in the carrying value of these hedged items totaled $8.1 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively.
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

	Three Months Ended June 30,
	2021		2020
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$(10.8)	$10.8	$(6.2)	$6.2
Interest expense	3.7	(3.7)	1.6	(1.6)

	Six Months Ended June 30,
	2021		2020
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$27.9	$(27.9)	$(48.0)	$48.0
Interest expense	(1.9)	1.9	6.4	(6.4)
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross basis as of June 30, 2021, December 31, 2020, and June 30, 2020. The change in the notional amounts of these derivatives from June 30, 2020 to June 30, 2021 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	June 30, 2021			December 31, 2020			June 30, 2020
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$1,681.9	$8.8	$65.7	$1,689.9	$3.3	$86.1	$856.9	$6.0	$101.3
Total	1,681.9	8.8	65.7	1,689.9	3.3	86.1	856.9	6.0	101.3

Derivatives not designated as hedging instruments (2):
Foreign currency contracts	$131.7	$1.2	$0.9	$119.2	$0.7	$1.2	$25.0	$0.3	$0.3
Forward purchase contracts	7,293.0	21.5	3.4	—	—	—	—	—	—
Forward sales contracts	12,155.6	10.1	33.0	—	—	—	—	—	—
Futures contracts	478,999.0	—	—	—	—	—	—	—	—
Interest rate lock commitments	3,753.3	31.5	0.6	—	—	—	—	—	—
Interest rate swaps	3.5	0.2	0.2	3.5	0.2	0.2	2.9	0.2	0.2
Options contracts	650.0	2.4	—	—	—	—	—	—	—
Total	502,986.1	66.9	38.1	122.7	0.9	1.4	27.9	0.5	0.5
(1)Interest rate swap amounts include a notional amount of $1.0 billion related to the last-of-layer hedges.
(2)Relate to economic hedging arrangements.
The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	June 30, 2021			December 31, 2020			June 30, 2020
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	($ in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$21.2	$(15.5)	$5.7	$—	$—	$—	$—	$—	$—
Forward sales contracts	10.1	(8.7)	1.4	—	—	—	—	—	—
Interest rate swaps	8.8	(7.1)	1.7	3.3	(0.6)	2.7	6.0	—	6.0
Liabilities
Forward purchase contracts	$(3.4)	$15.5	$12.1	$—	$—	$—	$—	$—	$—
Forward sales contracts	(32.6)	8.7	(23.9)	—	—	—	—	—	—
Interest rate swaps	(65.7)	7.1	(58.6)	(86.1)	0.6	(85.5)	(101.3)	—	(101.3)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1.2	$—	$1.2	$0.7	$—	$0.7	$0.3	$—	$0.3
Forward purchase contracts	0.3	—	0.3	—	—	—	—	—	—
Interest rate lock commitments	31.5	—	31.5	—	—	—	—	—	—
Interest rate swaps	0.2	—	0.2	0.2	—	0.2	0.2	—	0.2
Options contracts	2.4	—	2.4	—	—	—	—	—	—
Liabilities
Foreign currency contracts	$(0.9)	$—	$(0.9)	$(1.2)	$—	$(1.2)	$(0.3)	$—	$(0.3)
Forward sales contracts	(0.4)	—	(0.4)	—	—	—	—	—	—
Interest rate lock commitments	(0.6)	—	(0.6)	—	—	—	—	—	—
Interest rate swaps	(0.2)	—	(0.2)	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Total derivatives
Assets	75.7	(31.3)	44.4	4.2	(0.6)	3.6	6.5	—	6.5
Liabilities	(103.8)	31.3	(72.5)	(87.5)	0.6	(86.9)	(101.8)	—	(101.8)

The following table summarizes net gains (losses) on derivatives included in income for the three and six months ended June 30, 2021:

Three and Six Months Ended June 30, 2021
($ in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$19.6
Forward contracts	(67.7)
Other contracts	2.3
Total loss	$(45.8)
Net loan servicing revenue:
Forward contracts	$12.7
Options contracts	(1.0)
Futures contracts	24.6
Total gain	$36.3
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties as of June 30, 2021, December 31, 2020, and June 30, 2020, totaled $103.6 million, $117.8 million and $117.2 million, respectively. Total collateral pledged by counterparties to the Company totaled $0.8 million as of June 30, 2021 and zero as of December 31, 2020, and June 30, 2020.
12. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Weighted average shares - basic	102.7	99.8	101.8	100.6
Dilutive effect of stock awards	0.7	0.2	0.6	0.2
Weighted average shares - diluted	103.4	100.0	102.4	100.8
Net income	$223.8	$93.3	$416.3	$177.2
Earnings per share - basic	2.18	0.93	4.09	1.76
Earnings per share - diluted	2.17	0.93	4.07	1.76
The Company had no anti-dilutive stock options outstanding at each of the periods ended June 30, 2021 and 2020.

13. INCOME TAXES
The Company's effective tax rate was 19.0% and 17.4% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company's effective tax rate was 18.5% and 17.7%, respectively. The increase in the three and six month effective tax rate is primarily due to an increase in projected pretax book income for the year.
As of June 30, 2021, the net DTA balance totaled $36.5 million, an increase of $5.2 million from the year end 2020 DTA balance of $31.3 million and includes adjustments related to the AmeriHome acquisition.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $36.5 million at June 30, 2021 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2021 and December 31, 2020, the Company had no deferred tax valuation allowance.
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
Investments in LIHTC and renewable energy total $490.1 million and $405.6 million as of June 30, 2021 and December 31, 2020, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheets and total $217.8 million and $151.7 million as of June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, $8.2 million and $12.3 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the six months ended June 30, 2021 and 2020, $23.7 million and $19.7 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
14. COMMITMENTS AND CONTINGENCIES
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,045.4 at June 30, 2021 and $1,077.2 at December 31, 2020	$10,536.3	$9,425.2
Credit card commitments and financial guarantees	295.2	291.5
Letters of credit, including unsecured letters of credit of $5.9 at June 30, 2021 and $9.9 at December 31, 2020	164.4	186.9
Total	$10,995.9	$9,903.6
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 5. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $31.3 million and $37.0 million as of June 30, 2021 and December 31, 2020, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended June 30, 2021 and December 31, 2020, CRE related loans accounted for approximately 35% and 38% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 26% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2021 and December 31, 2020, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $4.4 million and $8.1 million during the three and six months ended June 30, 2021, respectively, compared to $3.5 million and $6.9 million for the three and six months ended June 30, 2020 respectively. Other lease costs, which include common area maintenance, parking, and taxes, and were included as part of occupancy expense, totaled $0.9 million and $1.9 million during the three and six months ended June 30, 2021, respectively, compared to $0.9 million and $2.0 million for the three and six months ended June 30, 2020, respectively.

15. FAIR VALUE ACCOUNTING
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
For the three and six months ended June 30, 2021 and 2020, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Unrealized (losses) gains	$(0.2)	$(4.0)	$(0.6)	$4.7
Changes included in OCI, net of tax	(0.2)	(3.0)	(0.5)	3.6
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
Loans held for sale: Government-insured or guaranteed and agency-conforming loans HFS are salable into active markets. Accordingly, the fair value of these loans is based on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy.
The fair value of non-agency loans HFS as well as certain loans that become nonsalable into active markets due to the identification of a defect is determined based on valuation techniques that utilize Level 3 inputs.
Mortgage servicing rights: MSRs are measured based on valuation techniques using Level 3 inputs. The Company uses a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, and cost to service.
Derivative financial instruments: Treasury futures and options, Eurodollar futures, and swap futures are measured based on valuation techniques using Level 1 Inputs from exchange-provided daily settlement quotes. Forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market price, contracted selling price, or market price equivalent. Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps. IRLCs are measured based on valuation techniques using Level 3 inputs, such as loan type, underlying loan amount, note rate, loan program, and expected settlement date. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
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
	(in millions)
June 30, 2021
Assets:
Available-for-sale debt securities
CLO	$—	$937.1	$—	$937.1
Commercial MBS issued by GSEs	—	81.5	—	81.5
Corporate debt securities	—	363.4	—	363.4
Private label residential MBS	—	1,710.4	—	1,710.4
Residential MBS issued by GSEs	—	2,105.7	—	2,105.7
Tax-exempt	—	1,347.4	—	1,347.4
U.S. treasury securities	9.3	—	—	9.3
Other	27.6	32.8	—	60.4
Total AFS debt securities	$36.9	$6,578.3	$—	$6,615.2
Equity securities
CRA investments	$27.5	$29.5	$—	$57.0
Preferred stock	136.8	—	—	136.8
Total equity securities	$164.3	$29.5	$—	$193.8
Loans - HFS	$—	$2,251.9	$0.7	$2,252.6
Mortgage servicing rights	—	—	726.2	726.2
Derivative assets (1)	2.4	41.8	31.5	75.7
Liabilities:
Junior subordinated debt (2)	$—	$—	$66.5	$66.5
Derivative liabilities (1)	—	103.2	0.6	103.8
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $57.3 million and the net carrying value of subordinated debt is increased by $0.8 million as of June 30, 2021 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
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
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $85.5 million and the net carrying value of subordinated debt is increased by $2.7 million as of December 31, 2020 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three and six months ended June 30, 2021 and 2020, the change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$(66.3)	$(53.0)	$(65.9)	$(61.7)
Change in fair value (1)	(0.2)	(4.0)	(0.6)	4.7
Ending balance	$(66.5)	$(57.0)	$(66.5)	$(57.0)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(0.2) million and $(3.0) million for three months ended June 30, 2021 and 2020, respectively, and $(0.5) million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$66.5	Discounted cash flow	Implied credit rating of the Company	2.71%

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65.9	Discounted cash flow	Implied credit rating of the Company	2.87%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2021 and December 31, 2020 was the implied credit risk for the Company. As of June 30, 2021 and December 31, 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.

As of June 30, 2021, the Company estimates the discount rate at 2.71%, which represents an implied credit spread of 2.56% plus three-month LIBOR (0.15%). As of December 31, 2020, the Company estimated the discount rate at 2.87%, which was a 2.64% credit spread plus three-month LIBOR (0.24%).
For the three months ended June 30, 2021, the change in Level 3 liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended June 30, 2021
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Fair value, March 31, 2021	$—	$—	$—
Acquired in AMH acquisition	0.7	1,376.3	23.7
Purchases and additions	—	282.3	6,338.3
Sales and payments	(1.1)	(871.5)	—
Transfers from Level 2 to Level 3	1.1	—	—
Transfers from Level 3 to Level 2	—	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(6,324.4)
Change in fair value	—	6.6	(6.7)
Realization of cash flows	—	(67.5)	—
Fair value, June 30, 2021	$0.7	$726.2	$30.9
Unrealized gains (losses) included in income related to assets held at period end	$—	$(31.3)	$30.9
(1) Interest rate lock commitment asset and liability positions are presented net.
The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		June 30, 2021
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	(86) - 386	189
	Conditional prepayment rate (1)	8.6% - 21.5%	14.5%
	Servicing fee rate (in basis points)	25.0 - 56.5	30.2
	Cost to service	$84 - $91	$86
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(3.2) - (2.0)	(2.5)
Interest rate lock commitments:	Servicing fee multiple	3.7 - 6.1	5.0
	Pull-through rate	69% - 100%	90%
(1) Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the fair value option has been elected:

	June 30, 2021
	Fair value	Unpaid principal balance	Difference
	(in millions)
Loans held for sale:
Current through 89 days delinquent	$2,251.9	$2,148.7	$103.2
90 days or more delinquent	0.7	0.8	(0.1)
Total	$2,252.6	$2,149.5	$103.1

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of June 30, 2021:
Loans, HFI	$144.6	$—	$—	$144.6
Other assets acquired through foreclosure	3.9	—	—	3.9
As of December 31, 2020:
Loans, HFI	$187.3	$—	$—	$187.3
Other assets acquired through foreclosure	1.4	—	—	1.4
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans, HFI	$144.6	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
Other assets acquired through foreclosure	3.9	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans, HFI	$187.3	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
Other assets acquired through foreclosure	1.4	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $144.6 million and $187.3 million at June 30, 2021 and December 31, 2020, respectively, net of a specific valuation allowance of $13.3 million and $8.9 million at June 30, 2021 and December 31, 2020, respectively.
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

Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $3.9 million and $1.4 million of such assets at June 30, 2021 and December 31, 2020, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$968.7	$—	$1,012.7	$—	$1,012.7
AFS	6,615.2	36.9	6,578.3	—	6,615.2
Equity	193.8	164.3	29.5	—	193.8
Derivative assets	75.7	2.4	41.8	31.5	75.7
Loans, HFS	4,465.2	—	2,251.9	2,263.2	4,515.1
Loans, net	29,793.5	—	—	30,231.7	30,231.7
Mortgage servicing rights	726.2	—	—	726.2	726.2
Accrued interest receivable	221.7	—	221.7	—	221.7
Financial liabilities:
Deposits	$41,921.0	$—	$41,924.9	$—	$41,924.9
Other borrowings	615.4	—	597.8	—	597.8
Qualifying debt	1,140.0	—	1,103.8	80.1	1,183.9
Derivative liabilities	103.8	—	103.2	0.6	103.8
Accrued interest payable	14.6	—	14.6	—	14.6

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$568.8	$—	$611.8	$—	$611.8
AFS	4,708.5	26.5	4,682.0	—	4,708.5
Equity securities	167.3	141.7	25.6	—	167.3
Derivative assets	4.2	—	4.2	—	4.2
Loans, net	26,774.1	—	—	27,231.0	27,231.0
Accrued interest receivable	166.1	—	166.1	—	166.1
Financial liabilities:
Deposits	$31,930.5	$—	$31,935.9	$—	$31,935.9
Other borrowings	21.0	—	21.0	—	21.0
Qualifying debt	548.7	—	488.1	79.3	567.4
Derivative liabilities	87.5	—	87.5	—	87.5
Accrued interest payable	11.0	—	11.0	—	11.0

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2021 and December 31, 2020 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at June 30, 2021 and December 31, 2020.

16. SEGMENTS
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
•Consumer Related segment: offers consumer banking services, such as residential mortgage banking, and commercial banking services to enterprises in consumer-related sectors.
•Corporate & Other segment: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 20% during the year. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2021:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$11,240.8	$13.4	$79.5	$11,147.9
Loans held for sale	4,465.2	—	4,465.2	—
Loans, net of deferred loan fees and costs	30,026.4	20,642.9	9,387.0	(3.5)
Less: allowance for credit losses	(232.9)	(212.1)	(20.8)	—
Total loans	29,793.5	20,430.8	9,366.2	(3.5)
Other assets acquired through foreclosure, net	3.9	3.9	—	—
Goodwill and other intangible assets, net	610.7	295.4	315.3	—
Other assets	2,954.9	254.3	1,165.4	1,535.2
Total assets	$49,069.0	$20,997.8	$15,391.6	$12,679.6
Liabilities:
Deposits	$41,921.0	$26,262.3	$14,841.8	$816.9
Borrowings and qualifying debt	1,735.2	—	355.8	1,379.4
Other liabilities	1,378.3	302.9	143.9	931.5
Total liabilities	45,034.5	26,565.2	15,341.5	3,127.8
Allocated equity:	4,034.5	2,178.7	1,348.7	507.1
Total liabilities and stockholders' equity	$49,069.0	$28,743.9	$16,690.2	$3,634.9
Excess funds provided (used)	—	7,746.1	1,298.6	(9,044.7)

Income Statement:
Three Months Ended June 30, 2021:	(in millions)
Net interest income	$370.5	$280.7	$139.5	$(49.7)
(Recovery of) provision for credit losses	(14.5)	(18.6)	7.2	(3.1)
Net interest income (expense) after provision for credit losses	385.0	299.3	132.3	(46.6)
Non-interest income	136.0	13.9	116.9	5.2
Non-interest expense	244.8	104.1	135.6	5.1
Income (loss) before income taxes	276.2	209.1	113.6	(46.5)
Income tax expense (benefit)	52.4	50.4	27.5	(25.5)
Net income (loss)	$223.8	$158.7	$86.1	$(21.0)

Six Months Ended June 30, 2021:	(in millions)
Net interest income	$687.8	$544.5	$247.5	$(104.2)
(Recovery of) provision for credit losses	(46.9)	(54.8)	8.9	(1.0)
Net interest income (expense) after provision for credit losses	734.7	599.3	238.6	(103.2)
Non-interest income	155.7	33.1	117.4	5.2
Non-interest expense	379.8	202.4	170.9	6.5
Income (loss) before income taxes	510.6	430.0	185.1	(104.5)
Income tax expense (benefit)	94.3	103.2	44.9	(53.8)
Net income (loss)	$416.3	$326.8	$140.2	$(50.7)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2020:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,176.5	$12.0	$45.6	$8,118.9
Loans, net of deferred loan fees and costs	27,053.0	20,245.8	6,798.2	9.0
Less: allowance for loan losses	(278.9)	(263.4)	(15.4)	(0.1)
Total loans	26,774.1	19,982.4	6,782.8	8.9
Other assets acquired through foreclosure, net	1.4	1.4	—	—
Goodwill and other intangible assets, net	298.5	296.1	2.4	—
Other assets	1,210.5	257.0	96.6	856.9
Total assets	$36,461.0	$20,548.9	$6,927.4	$8,984.7
Liabilities:
Deposits	$31,930.5	$21,448.0	$9,936.8	$545.7
Borrowings and qualifying debt	553.7	—	—	553.7
Other liabilities	563.3	170.4	3.3	389.6
Total liabilities	33,047.5	21,618.4	9,940.1	1,489.0
Allocated equity:	3,413.5	1,992.2	579.1	842.2
Total liabilities and stockholders' equity	$36,461.0	$23,610.6	$10,519.2	$2,331.2
Excess funds provided (used)	—	3,061.7	3,591.8	(6,653.5)

Income Statements:
Three Months Ended June 30, 2020:	(in millions)
Net interest income	$298.4	$254.9	$72.4	$(28.9)
Provision for (recovery of) credit losses	92.0	98.0	(10.5)	4.5
Net interest income (expense) after provision for credit losses	206.4	156.9	82.9	(33.4)
Non-interest income	21.3	9.6	0.4	11.3
Non-interest expense	114.8	71.2	21.2	22.4
Income (loss) before income taxes	112.9	95.3	62.1	(44.5)
Income tax expense (benefit)	19.6	22.9	14.7	(18.0)
Net income (loss)	$93.3	$72.4	$47.4	$(26.5)

Six Months Ended June 30, 2020:	(in millions)
Net interest income	$567.4	$483.4	$128.1	$(44.1)
Provision for (recovery of) credit losses	143.2	145.8	(7.5)	4.9
Net interest income (expense) after provision for credit losses	424.2	337.6	135.6	(49.0)
Non-interest income	26.4	21.0	0.8	4.6
Non-interest expense	235.3	153.6	47.0	34.7
Income (loss) before income taxes	215.3	205.0	89.4	(79.1)
Income tax expense (benefit)	38.1	48.9	21.1	(31.9)
Net income (loss)	$177.2	$156.1	$68.3	$(47.2)

17. REVENUE FROM CONTRACTS WITH CUSTOMERS
ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company’s revenue streams are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, and success fees are within the scope of ASC 606.
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Three Months Ended June 30, 2021	(in millions)
Revenue from contracts with customers:
Service charges and fees	$7.4	$6.9	$0.5	$—
Debit and credit card interchange (1)	1.6	1.6	—	—
Success fees (2)	—	—	—	—
Other income	0.2	0.2	—	—
Total revenue from contracts with customers	$9.2	$8.7	$0.5	$—
Revenues outside the scope of ASC 606 (3)	126.8	5.2	116.4	5.2
Total non-interest income	$136.0	$13.9	$116.9	$5.2

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Six Months Ended June 30, 2021	(in millions)
Revenue from contracts with customers:
Service charges and fees	$14.1	$13.2	$0.9	$—
Debit and credit card interchange (1)	2.9	2.9	—	—
Success fees (2)	1.0	1.0	—	—
Other income	0.4	0.4	—	—
Total revenue from contracts with customers	$18.4	$17.5	$0.9	$—
Revenues outside the scope of ASC 606 (3)	20.8	15.6	—	5.2
Total non-interest income	$155.7	$33.1	$117.4	$5.2
(1)Included as part of Commercial banking related income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Three Months Ended June 30, 2020	(in millions)
Revenue from contracts with customers:
Service charges and fees	$5.1	$4.8	$0.3	$—
Debit and credit card interchange (1)	0.9	0.9	—	—
Success fees (2)	0.3	0.3	—	—
Other income	0.1	0.1	—	—
Total revenue from contracts with customers	$6.4	$6.1	$0.3	$—
Revenues outside the scope of ASC 606 (3)	14.9	3.5	0.1	11.3
Total non-interest income	$21.3	$9.6	$0.4	$11.3

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Six Months Ended June 30, 2020	(in millions)
Revenue from contracts with customers:
Service charges and fees	$11.5	$10.9	$0.6	$—
Debit and credit card interchange (1)	2.3	2.3	—	—
Success fees (2)	0.4	0.4	—	—
Other income	0.2	0.2	—	—
Total revenue from contracts with customers	$14.4	$13.8	$0.6	$—
Revenues outside the scope of ASC 606 (3)	12.0	7.2	0.2	4.6
Total non-interest income	$26.4	$21.0	$0.8	$4.6
(1)Included as part of Card income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of June 30, 2021. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $2.0 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) ability to successfully integrate and operate AMH; 2) the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, including legislative or regulatory changes such as the CARES Act as well as the distribution and effectiveness of COVID-19 vaccines; 3) other financial market and economic conditions adversely effecting financial performance; 4) dependency on real estate and events that negatively impact the real estate market; 5) high concentration of commercial real estate and commercial and industrial loans; 6) the inherent risk associated with accounting estimates, including the impact to the Company's allowance, provision for credit losses, and capital levels under the CECL accounting standard; 7) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 8) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 9) the Company's ability to compete in a highly competitive market; 10) dependence on low-cost deposits; 11) ability to borrow from the FHLB or the FRB; 12) exposure to environmental liabilities related to the properties to which the Company acquires title; 13) perpetration of fraud; 14) information security breaches; 15) reliance on third parties to provide key components of the Company's infrastructure; 16) a change in the Company's creditworthiness; 17) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 18) expansion strategies may not be successful; 19) risks associated with new lines of businesses or new products and services within existing lines of business; 20) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 21) inadequate or ineffective risk management practices and internal controls and procedures; 22) the Company's ability to adapt to technological change; 23) exposure to natural and man-made disasters in markets that the Company operates; 24) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 25) failure to comply with state and federal banking agency laws and regulations; 26) exposure of financial instruments to certain market risks may increase the volatility of earnings and AOCI; 27) uncertainty about the future of LIBOR, changes in interest rates, and increased rate competition; and 28) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Developments: Closing of AMH Acquisition
On April 7, 2021, the Company completed its previously announced acquisition of Aris, the parent company of AMH, pursuant to which, Aris merged with and into an indirect subsidiary of WAB. Based on AMH's closing balance sheet and a $275 million cash premium, total cash consideration was approximately $1.22 billion. As a result of the Merger, AMH is now a wholly-owned indirect subsidiary of the Company and will continue to operate as AmeriHome Mortgage, a Western Alliance Bank company. AMH is a leading national business to business mortgage acquirer and servicer. The acquisition of AMH complements the Company’s national commercial businesses with a national mortgage franchise that allows the Company to expand mortgage-related offerings to existing clients and diversifies the Company’s revenue profile by expanding sources of non-interest income.
AMH's results of operations have been included in the Company's results beginning April 7, 2021.
Recent Developments: COVID-19 and the CARES Act
The COVID-19 pandemic and certain provisions of the CARES Act and other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company's operations, as further discussed below.
Financial position and results of operations
The continued improved outlook for the overall economy from December 31, 2020 resulted in a release of $14.5 million and $46.9 million in credit loss provisions during the three and six months ended June 30, 2021, respectively. While the Company has not to date experienced significant write-offs related to the COVID-19 pandemic, the Company is continuing to closely monitor its loans with borrowers in COVID-19 impacted industries.
The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	June 30, 2021
	Loan Balance	Percent of Total Loan Portfolio
	(dollars in millions)
Industry (1):
Hotel	$2,313.9	6.7%
Investor dependent	1,020.0	3.0
Retail (2)	714.5	2.1
Gaming	557.9	1.6
Total	$4,606.3	13.4%
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
Lending operations and accommodations to borrowers
The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of the program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses were able to apply for and receive PPP loans through May 31, 2021 and certain small businesses that previously received a loan under the original program were eligible to obtain an additional loan. These loans have a five-year term and earn interest at a rate of 1%. During the three months ended June 30, 2021, the Company funded $42.3 million in loans under the second round of the PPP and received $727.3 million in loan payoffs on the first round of PPP loans. During the six months ended June 30, 2021, the Company funded $602.2 million in loans under the second round of the PPP and received $1.2 billion in loan payoffs on the first round of PPP loans. As of June 30, 2021, the carrying value of loans originated under the first and second round of the PPP totaled $864.8 million.
The CARES Act permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provided interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This included the following (i) the loan modification was made between March 1, 2020 and December 31, 2020, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The

Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers included extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of June 30, 2021, the Company has outstanding modifications on HFI loans that met these conditions with a net balance of $228.4 million, none of which involve loan payment deferrals. Further, residential mortgage loans in forbearance have a net balance of $49.8 million as of June 30, 2021.
Included at the end of this section are updates to the Supervision and Regulation discussion disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, mortgage banking, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB. Most recently, the Company added to these capabilities with the acquisition of AmeriHome on April 7, 2021, a leading national business-to-business mortgage platform.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services to its business customers across the country.
Financial Results Highlights for the Second Quarter of 2021
•Net income of $223.8 million, compared to $93.3 million for the second quarter 2020
•Diluted earnings per share of $2.17, compared to $0.93 per share for the second quarter 2020
•Total loans, HFI of $30.0 billion, up $1.3 billion from March 31, 2021, and $3.0 billion from December 31, 2020
•Total deposits of $41.9 billion, up $3.5 billion from March 31, 2021, and $10.0 billion from December 31, 2020
•Net interest margin of 3.51%, compared to 4.19% in the second quarter 2020
•Net revenue of $506.5 million, an increase of 58.4%, or $186.8 million, compared to the second quarter 2020, with non-interest expense increase of 113.2%, or $130.0 million, compared to the second quarter 2020
•PPNR of $277.4 million, up 35.4% from $204.9 million in the second quarter 20201
•Efficiency ratio of 44.5% in the second quarter 2021, compared to 35.1% in the second quarter 20201
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.20% of total assets, from 0.47% at June 30, 2020
•Annualized net loan charge-offs to average loans outstanding of approximately 0.00%, compared to 0.09% for the second quarter 2020
•Tangible common equity ratio of 7.1%, compared to 8.9% at June 30, 20201
•Stockholders' equity of $4.0 billion, an increase of $321.8 million from March 31, 2021 and $621.0 million from December 31, 2020
•Book value per common share of $38.70, an increase of 25.8% from $30.76 at June 30, 2020
•Tangible book value per share, net of tax, of $32.86, an increase of $5.02, or 18.0%, from $27.84 at June 30, 20201
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2021.

1 See Non-GAAP Financial Measures section beginning on page 78.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income	$223.8	$93.3	$416.3	$177.2
Earnings per share - basic	2.18	0.93	4.09	1.76
Earnings per share - diluted	2.17	0.93	4.07	1.76
Return on average assets	1.86%	1.22%	1.89%	1.22%
Return on average equity	23.7	12.3	23.0	11.6
Return on average tangible common equity (1)	28.1	13.6	26.2	12.9
Net interest margin	3.51	4.19	3.45	4.20
(1) See Non-GAAP Financial Measures section beginning on page 78.

	June 30, 2021	December 31, 2020
	(in millions)
Total assets	$49,069.0	$36,461.0
HFI loans, net of deferred loan fees and costs	30,026.4	27,053.0
Total deposits	41,921.0	31,930.5
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

	June 30, 2021	December 31, 2020
	(dollars in millions)
Nonaccrual loans	$96.3	$115.2
Non-performing assets	124.5	149.8
Nonaccrual loans to funded HFI loans	0.32%	0.43%
Net charge-offs to average loans outstanding (1)	0.00	0.06
(1)Annualized on an actual/actual basis for the three months ended June 30, 2021. Actual year-to-date for the year ended December 31, 2020.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $49.1 billion at June 30, 2021 from $36.5 billion at December 31, 2020. The increase in total assets of $12.6 billion, or 34.6%, was driven by the acquisition of AmeriHome as well as continued organic loan and deposit growth. HFI loans increased by $3.0 billion, or 11.0%, to $30.0 billion as of June 30, 2021, compared to $27.1 billion as of December 31, 2020. The increase in loans from December 31, 2020 was driven by increases in residential real estate loans of $2.7 billion and construction and land development loans of $425.6 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $128.7 million.
Total deposits increased $10.0 billion, or 31.3%, to $41.9 billion as of June 30, 2021 from $31.9 billion as of December 31, 2020. The increase in deposits from December 31, 2020 was driven by increases of $6.6 billion in non-interest bearing demand deposits and $3.4 billion in savings and money market accounts. These increases were offset in part by a decrease in interest bearing demand deposits of $208.7 million.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$398.5	$318.2	$80.3	$732.6	$625.4	$107.2
Interest expense	28.0	19.8	8.2	44.8	58.0	(13.2)
Net interest income	370.5	298.4	72.1	687.8	567.4	120.4
(Recovery of) provision for credit losses	(14.5)	92.0	(106.5)	(46.9)	143.2	(190.1)
Net interest income after (recovery of) provision for credit losses	385.0	206.4	178.6	734.7	424.2	310.5
Non-interest income	136.0	21.3	114.7	155.7	26.4	129.3
Non-interest expense	244.8	114.8	130.0	379.8	235.3	144.5
Income before provision for income taxes	276.2	112.9	163.3	510.6	215.3	295.3
Income tax expense	52.4	19.6	32.8	94.3	38.1	56.2
Net income	$223.8	$93.3	$130.5	$416.3	$177.2	$239.1
Earnings per share - basic	$2.18	$0.93	$1.25	$4.09	$1.76	$2.33
Earnings per share - diluted	$2.17	$0.93	$1.24	$4.07	$1.76	$2.31
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
The following table shows the components of PPNR for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net interest income	$370.5	$298.4	$687.8	$567.4
Total non-interest income	136.0	21.3	155.7	26.4
Net revenue	$506.5	$319.7	$843.5	$593.8
Total non-interest expense	244.8	114.8	379.8	235.3
Less: Acquisition and restructure expense	15.7	—	16.1	—
Total non-interest expense, adjusted	$229.1	$114.8	$363.7	$235.3
Pre-provision net revenue(1)	$277.4	$204.9	$479.8	$358.5
Less:
Acquisition and restructure expense	15.7	—	16.1	—
(Recovery of) provision for credit losses	(14.5)	92.0	(46.9)	143.2
Income tax expense	52.4	19.6	94.3	38.1
Net income	$223.8	$93.3	$416.3	$177.2
(1) We believe this non-GAAP measurement is a key indicator of the earnings power of the Company.

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Total non-interest expense, adjusted	$229.1	$114.8	$363.7	$235.3
Divided by:
Total net interest income	$370.5	$298.4	$687.8	$567.4
Plus:
Tax equivalent interest adjustment	8.5	7.0	16.5	13.4
Total non-interest income	136.0	21.3	155.7	26.4
	$515.0	$326.7	$860.0	$607.2
Efficiency ratio - tax equivalent basis	44.5%	35.1%	42.3%	38.7%
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

	June 30, 2021	December 31, 2020
	(dollars and shares in millions)
Total stockholders' equity	$4,034.5	$3,413.5
Less: goodwill and intangible assets	610.7	298.5
Total tangible stockholders' equity	3,423.8	3,115.0
Plus: deferred tax - attributed to intangible assets	1.8	1.6
Total tangible common equity, net of tax	$3,425.6	$3,116.6

Total assets	$49,069.0	$36,461.0
Less: goodwill and intangible assets, net	610.7	298.5
Tangible assets	48,458.3	36,162.5
Plus: deferred tax - attributed to intangible assets	1.8	1.6
Total tangible assets, net of tax	$48,460.1	$36,164.1

Tangible common equity ratio	7.1%	8.6%
Common shares outstanding	104.2	100.8
Book value per share	$38.70	$33.85
Tangible book value per share, net of tax	32.86	30.90

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of June 30, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	June 30, 2021	December 31, 2020
	(dollars in millions)
Common equity tier 1:
Common equity	$4,074.6	$3,465.9
Less:
Non-qualifying goodwill and intangibles	607.9	296.9
Disallowed deferred tax asset	0.7	—
AOCI related adjustments	64.5	91.8
Unrealized gain on changes in fair value liabilities	—	0.5
Common equity tier 1	$3,401.5	$3,076.7
Divided by: Risk-weighted assets	$37,153.5	$31,015.4
Common equity tier 1 ratio	9.2%	9.9%

Common equity tier 1	$3,401.5	$3,076.7
Plus: Trust preferred securities	81.5	81.5
Tier 1 capital	$3,483.0	$3,158.2
Divided by: Tangible average assets	$47,515.0	$34,349.3
Tier 1 leverage ratio	7.3%	9.2%

Total capital:
Tier 1 capital	$3,483.0	$3,158.2
Plus:
Subordinated debt	1,045.3	454.8
Adjusted allowances for credit losses	222.3	259.0
Tier 2 capital	$1,267.6	$713.8
Total capital	$4,750.6	$3,872.0
Total capital ratio	12.8%	12.5%

Classified assets to tier 1 capital plus allowance:
Classified assets	$238.5	$223.7
Divided by: Tier 1 capital	3,483.0	3,158.2
Plus: Adjusted allowances for credit losses	222.3	259.0
Total Tier 1 capital plus adjusted allowances for credit losses	$3,705.3	$3,417.2
Classified assets to tier 1 capital plus allowance	6.4%	6.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$5,347.3	$42.7	3.21%	$21.7	$—	—%
Loans held for investment:
Commercial and industrial	13,897.5	148.2	4.37	12,318.3	141.9	4.73
CRE - non-owner-occupied	5,698.0	67.8	4.78	5,345.0	65.6	4.95
CRE - owner-occupied	2,024.9	24.1	4.88	2,273.7	27.5	4.97
Construction and land development	2,791.7	39.9	5.73	2,128.5	30.9	5.86
Residential real estate	3,748.0	30.7	3.29	2,329.4	23.0	3.97
Consumer	34.1	0.4	4.52	53.7	0.7	5.21
Total HFI loans (1), (2), (3)	28,194.2	311.1	4.48	24,448.6	289.6	4.82
Securities:
Securities - taxable	5,629.7	26.0	1.85	2,781.3	16.2	2.35
Securities - tax-exempt	2,165.8	17.5	4.07	1,403.3	12.0	4.34
Total securities (1)	7,795.5	43.5	2.47	4,184.6	28.2	3.02
Other	1,911.3	1.2	0.25	671.4	0.4	0.24
Total interest earning assets	43,248.3	398.5	3.77	29,326.3	318.2	4.46
Non-interest earning assets
Cash and due from banks	457.7			162.0
Allowance for credit losses	(257.3)			(271.2)
Bank owned life insurance	177.6			186.6
Other assets	4,518.4			1,221.8
Total assets	$48,144.7			$30,625.5
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$4,370.1	$1.5	0.14%	$3,495.4	$1.6	0.18%
Savings and money market accounts	15,168.1	8.0	0.21	9,428.4	5.5	0.24
Certificates of deposit	1,736.3	2.1	0.49	2,150.5	7.9	1.47
Total interest-bearing deposits	21,274.5	11.6	0.22	15,074.3	15.0	0.40
Short-term borrowings	1,505.7	4.5	1.21	267.4	0.1	0.18
Long-term debt	353.1	4.7	5.30	—	—	—
Qualifying debt	701.2	7.2	4.12	489.0	4.7	3.88
Total interest-bearing liabilities	23,834.5	28.0	0.47	15,830.7	19.8	0.50
Interest cost of funding earning assets			0.26			0.27
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	18,384.8			11,130.0
Other liabilities	2,140.4			608.7
Stockholders’ equity	3,785.0			3,056.1
Total liabilities and stockholders' equity	$48,144.7			$30,625.5
Net interest income and margin (4)		$370.5	3.51%		$298.4	4.19%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.5 million and $7.0 million for the three months ended June 30, 2021 and 2020, respectively.
(2)Included in the yield computation are net loan fees of $32.6 million and $27.8 million for the three months ended June 30, 2021 and 2020, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$2,688.4	$42.7	3.21%	$21.8	$0.3	3.00%
Loans held for investment:
Commercial and industrial	13,924.4	299.1	4.43	10,984.7	266.5	4.99
CRE - non-owner occupied	5,674.0	132.9	4.73	5,291.5	134.5	5.12
CRE - owner occupied	2,059.4	48.5	4.86	2,277.5	56.7	5.11
Construction and land development	2,639.1	75.5	5.77	2,067.2	63.2	6.17
Residential real estate	3,131.3	52.7	3.39	2,243.8	43.8	3.92
Consumer	34.3	0.8	4.96	54.5	1.5	5.34
Total HFI loans (1), (2), (3)	27,462.5	609.5	4.53	22,919.2	566.2	5.04
Securities:
Securities - taxable	5,083.6	44.5	1.77	2,833.3	33.5	2.38
Securities - tax-exempt	2,073.8	33.0	4.03	1,285.8	22.1	4.36
Total securities (1)	7,157.4	77.5	2.42	4,119.1	55.6	3.00
Other	3,876.7	2.9	0.15	736.7	3.3	0.92
Total interest earning assets	41,185.0	732.6	3.67	27,796.8	625.4	4.62
Non-interest earning assets
Cash and due from banks	312.7			179.0
Allowance for credit losses	(273.1)			(231.9)
Bank owned life insurance	177.1			180.5
Other assets	2,903.8			1,190.3
Total assets	$44,305.5			$29,114.7
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$4,139.0	$2.8	0.14%	$3,296.9	$6.1	0.37%
Savings and money market accounts	14,584.5	15.1	0.21	9,230.9	23.2	0.51
Certificates of deposit	1,708.9	4.5	0.54	2,248.3	18.2	1.63
Total interest-bearing deposits	20,432.4	22.4	0.22	14,776.1	47.5	0.65
Short-term borrowings	769.3	4.6	1.21	207.8	0.5	0.53
Long-term debt	177.5	4.7	5.30	—	—	—
Qualifying debt	624.6	13.1	4.24	442.0	10.0	4.53
Total interest-bearing liabilities	22,003.8	44.8	0.41	15,425.9	58.0	0.76
Interest cost of funding earning assets			0.22			0.42
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	17,185.4			9,999.9
Other liabilities	1,460.2			625.9
Stockholders’ equity	3,656.1			3,063.0
Total liabilities and stockholders' equity	$44,305.5			$29,114.7
Net interest income and margin (4)		$687.8	3.45%		$567.4	4.20%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $16.5 million and $13.4 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Included in the yield computation are net loan fees of $65.5 million and $43.3 million for the six months ended June 30, 2021 and 2020, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 versus 2020			2021 versus 2020
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$42.5	$0.2	$42.7	$42.4	$—	$42.4
Loans:
Commercial and industrial	16.8	(10.5)	6.3	63.1	(30.5)	32.6
CRE - non-owner occupied	4.2	(2.0)	2.2	9.0	(10.6)	(1.6)
CRE - owner-occupied	(3.0)	(0.4)	(3.4)	(5.1)	(3.1)	(8.2)
Construction and land development	9.5	(0.5)	9.0	16.4	(4.1)	12.3
Residential real estate	11.6	(3.9)	7.7	14.9	(6.0)	8.9
Consumer	(0.2)	(0.1)	(0.3)	(0.5)	(0.2)	(0.7)
Total HFI loans	38.9	(17.4)	21.5	97.8	(54.5)	43.3
Securities:
Securities - taxable	13.2	(3.4)	9.8	19.7	(8.7)	11.0
Securities - tax-exempt	6.2	(0.7)	5.5	12.5	(1.6)	10.9
Total securities	19.4	(4.1)	15.3	32.2	(10.3)	21.9
Other	0.8	—	0.8	2.3	(2.7)	(0.4)
Total interest income	101.6	(21.3)	80.3	174.7	(67.5)	107.2

Interest expense:
Interest-bearing transaction accounts	0.3	(0.4)	(0.1)	0.6	(3.9)	(3.3)
Savings and money market	3.0	(0.5)	2.5	5.5	(13.6)	(8.1)
Certificates of deposit	(0.5)	(5.3)	(5.8)	(1.4)	(12.3)	(13.7)
Short-term borrowings	3.7	0.7	4.4	3.4	0.7	4.1
Long-term debt	4.7	—	4.7	4.7	—	4.7
Qualifying debt	2.2	0.3	2.5	3.8	(0.7)	3.1
Total interest expense	13.4	(5.2)	8.2	16.6	(29.8)	(13.2)

Net change	$88.2	$(16.1)	$72.1	$158.1	$(37.7)	$120.4
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2021, interest income was $398.5 million, an increase of $80.3 million, or 25.2%, compared to $318.2 million for the three months ended June 30, 2020. This increase was primarily the result of interest income from AmeriHome's HFS loans of $42.7 million, coupled with a $3.7 billion increase in the average HFI loan balance that drove a $21.5 million increase in interest income from HFI loans from the three months ended June 30, 2020. Interest income from investment securities also increased by $15.3 million for the comparable period due to an increase in the average investment balance of $3.6 billion.
For the six months ended June 30, 2021, interest income was $732.6 million, an increase of $107.2 million, or 17.1%, compared to $625.4 million for the six months ended June 30, 2020. This increase was primarily the result of a $4.5 billion increase in the average HFI loan balance that drove a $43.3 million increase in interest income from HFI loans from the six months ended June 30, 2020 as well as interest income from AmeriHome's HFS loans of $42.7 million. Interest income from investment securities also increased by $21.9 million for the comparable period due to an increase in the average investment balance of $3.0 billion.
For the three months ended June 30, 2021, interest expense was $28.0 million, an increase of $8.2 million, or 41.4%, compared to $19.8 million for the three months ended June 30, 2020. This increase was primarily the result of an increase in borrowings resulting from the AmeriHome acquisition, combined with the issuance of $600.0 million in subordinated debt in June 2021. These increases were offset by a decrease in interest expense on deposits of $3.4 million for the same period despite an increase in average interest-bearing deposits of $6.2 billion as the Company benefited from repricing efforts in a lower rate environment, resulting in an 18 basis point reduction in the average cost of interest-bearing deposits.
For the six months ended June 30, 2021, interest expense was $44.8 million, a decrease of $13.2 million, or 22.8%, compared to $58.0 million for the six months ended June 30, 2020. Interest expense on deposits decreased $25.1 million for the same period despite an increase in average interest-bearing deposits of $5.7 billion as the Company benefited from repricing efforts in a lower rate environment, resulting in a 43 basis point reduction in the average cost of interest-bearing deposits. This decrease was offset in part by an increase in interest expense due to an increase in borrowings resulting from the AmeriHome acquisition, combined with the issuance of $600.0 million in subordinated debt in June 2021.
For the three months ended June 30, 2021, net interest income was $370.5 million, an increase of $72.1 million, or 24.2%, compared to $298.4 million for the three months ended June 30, 2020. The increase in net interest income reflects a $13.9 billion increase in average interest-earning assets, partially offset by an increase of $8.0 billion in average interest-bearing liabilities. The decrease in net interest margin of 68 basis points to 3.51% is largely the result of a decrease in loan and investment security yields due to a lower rate environment and increased funding costs on AmeriHome's borrowings during the three months ended June 30, 2021. The decrease to net interest margin was partially offset by lower deposit costs for the three months ended June 30, 2021 compared to the same period in 2020.
For the six months ended June 30, 2021, net interest income was $687.8 million, an increase of $120.4 million, or 21.2%, compared to $567.4 million for the six months ended June 30, 2020. The increase in net interest income reflects a $13.4 billion increase in average interest-earning assets, partially offset by an increase of $6.6 billion in average interest-bearing liabilities. The decrease in net interest margin of 75 basis points to 3.45% is largely the result of a decrease in loan and investment security yields due to a lower rate environment and higher funding costs during the six months ended June 30, 2021. These decreases to net interest margin were offset in part by lower deposit costs for the six months ended June 30, 2021 compared to the same period in 2020.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, investment securities, and servicing advances. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios at the time that the loan is originated or the security is purchased. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and six months ended June 30, 2021, a release of credit loss provisions of $14.5 million and $46.9 million was recognized, respectively, compared to a provision for credit losses of $92.0 million and $143.2 million for the three and six months ended June 30, 2020, respectively. The significant decrease in the provision for credit losses from the three and six months ended June 30, 2020 is primarily related to the current improved economic outlook.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(in millions)
Net gain on loan purchase, origination, and sale activities	$132.0	$—	$132.0	$132.0	$—	$132.0
Service charges and fees	7.4	5.1	2.3	14.1	11.5	2.6
Income from equity investments	6.8	1.3	5.5	14.4	5.1	9.3
Commercial banking related income	4.5	2.4	2.1	7.9	6.2	1.7
Foreign currency income	1.5	1.2	0.3	3.7	2.5	1.2
Income from bank owned life insurance	0.9	6.7	(5.8)	1.9	7.7	(5.8)
Fair value gain (loss) on assets measured at fair value, net	3.2	4.4	(1.2)	1.7	(6.9)	8.6
Net loan servicing revenue	(20.8)	—	(20.8)	(20.8)	—	(20.8)
Other income	0.5	0.2	0.3	0.8	0.3	0.5
Total non-interest income	$136.0	$21.3	$114.7	$155.7	$26.4	$129.3
Total non-interest income for the three months ended June 30, 2021 compared to the same period in 2020 increased $114.7 million. The primary driver of the increase in non-interest income is the AmeriHome mortgage banking revenue as the Net gain on loan origination and sale activities totaled $132.0 million for the three months ended June 30, 2021. Income from equity investments also increased $5.5 million due to an increase in warrant activity. These increases in non-interest income were partially offset by a loss of $20.8 million from AmeriHome loan servicing activities and a decrease in income from bank-owned life insurance of $5.8 million as the prior year period included a one-time enhancement fee of $5.6 million from the surrender and replacement of certain policies, which was intended to offset an increase in tax expense related to the surrender.

Total non-interest income for the six months ended June 30, 2021 compared to the same period in 2020 increased by $129.3 million. The increase in non-interest income is attributable to a Net gain on loan origination and sale activities of $132.0 million from AmeriHome and an increase of $9.3 million in income from equity investments, as further explained above. In addition, the Company recognized a net fair value gain on assets of $1.7 million during the six months ended June 30, 2021, compared to a net loss of $6.9 million during the six months ended June 30, 2020, which primarily relates to changes in valuations of preferred stock holdings of other banking companies. These increases in non-interest income were partially offset by a loss of $20.8 million from AmeriHome loan servicing activities and a decrease in income from bank-owned life insurance of $5.8 million, as further explained above.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$128.9	$69.6	$59.3	$212.6	$141.7	$70.9
Loan servicing expenses	22.3	—	22.3	22.3	—	22.3
Data processing	15.0	8.6	6.4	24.9	17.2	7.7
Legal, professional, and directors' fees	14.0	10.7	3.3	24.1	21.1	3.0
Loan acquisition and origination expenses	10.5	—	10.5	10.5	—	10.5
Occupancy	10.4	8.1	2.3	19.0	16.3	2.7
Deposit costs	7.1	3.5	3.6	13.4	10.8	2.6
Insurance	5.5	3.4	2.1	9.7	6.4	3.3
Loan and repossessed asset expenses	2.5	2.0	0.5	4.7	3.5	1.2
Intangible amortization	1.8	0.4	1.4	2.3	0.8	1.5
Marketing	1.7	0.9	0.8	2.3	1.8	0.5
Business development	1.5	0.8	0.7	2.3	3.1	(0.8)
Card expense	0.6	0.4	0.2	1.2	1.1	0.1
Net (gain) loss on sales / valuations of repossessed and other assets	(1.5)	0.0	(1.5)	(1.8)	(1.4)	(0.4)
Acquisition and restructure expenses	15.7	—	15.7	16.1	—	16.1
Other expense	8.8	6.4	2.4	16.2	12.9	3.3
Total non-interest expense	$244.8	$114.8	$130.0	$379.8	$235.3	$144.5
Total non-interest expense for the three months ended June 30, 2021 increased $130.0 million compared to the same period in 2020. The increase in non-interest expense was driven by the AmeriHome acquisition, which contributed to the increase in salaries and employee benefits of $59.3 million from the addition of approximately 1,000 employees and also created new types of expenses related to mortgage banking activities, including Loan servicing expenses of $22.3 million and Loan acquisition and origination expenses of $10.5 million, recognized during the three months ended June 30, 2021. In addition, the Company incurred acquisition and restructure expenses related to AmeriHome of $15.7 million. Included as part of restructure expenses are costs incurred to optimize the Company's balance sheet, including the disposition of MSRs and repurchase of loans.
Total non-interest expense for the six months ended June 30, 2021 increased $144.5 million compared to the same period in 2020. As explained above, the increase in non-interest expense over the prior year was driven by the AmeriHome acquisition, which increased employee headcount, added expenses specific to mortgage banking activities, and resulted in recognition of $16.1 million in acquisition and restructure expenses for the six months ended June 30, 2021.
Income Taxes
The Company's effective tax rate was 19.0% and 17.4% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company's effective tax rate was 18.5% and 17.7%, respectively. The increase in the three and six month effective tax rate is primarily due to an increase in projected pretax book income for the year.

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
•Consumer Related segment: offers consumer banking services, such as residential mortgage banking, and commercial banking services to enterprises in consumer-related sectors.
•Corporate & Other segment: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2021	(in millions)
HFI loans, net of deferred loan fees and costs	$30,026.4	$20,642.9	$9,387.0	$(3.5)
Deposits	41,921.0	26,262.3	14,841.8	816.9

At December 31, 2020
HFI loans, net of deferred loan fees and costs	$27,053.0	$20,245.8	$6,798.2	$9.0
Deposits	31,930.5	21,448.0	9,936.8	545.7

Three Months Ended June 30, 2021	(in millions)
Pre-tax income (loss)	$276.2	$209.1	$113.6	$(46.5)

Six Months Ended June 30, 2021
Pre-tax income (loss)	$510.6	$430.0	$185.1	$(104.5)

Three Months Ended June 30, 2020
Pre-tax income (loss)	$112.9	$95.3	$62.1	$(44.5)

Six Months Ended June 30, 2020
Pre-tax income (loss)	$215.3	$205.0	$89.4	$(79.1)

BALANCE SHEET ANALYSIS
Total assets increased $12.6 billion, or 34.6%, to $49.1 billion at June 30, 2021, compared to $36.5 billion at December 31, 2020. The increase in total assets was driven by the acquisition of AmeriHome as well as continued organic loan and deposit growth. HFI loans increased by $3.0 billion, or 11.0%, to $30.0 billion as of June 30, 2021, compared to $27.1 billion as of December 31, 2020. The increase in loans from December 31, 2020 was driven by increases in residential real estate loans of $2.7 billion and construction and land development loans of $425.6 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $128.7 million.
Total liabilities increased $12.0 billion, or 36.3%, to $45.0 billion at June 30, 2021, compared to $33.0 billion at December 31, 2020. The increase in liabilities is due primarily to an increase in total deposits of $10.0 billion, or 31.3%, to $41.9 billion. The increase in deposits from December 31, 2020 was driven by increases of $6.6 billion in non-interest bearing demand deposits and $3.4 billion in savings and money market accounts. These increases were offset in part by a decrease in interest bearing demand deposits of $208.7 million.
Total stockholders’ equity increased by $621.0 million, or 18.2%, to $4.0 billion at June 30, 2021 from $3.4 billion at December 31, 2020. The increase in stockholders' equity is primarily a function of net income and net proceeds of $279.0 million from sales of the Company's common stock during the six months ended June 30, 2021, partially offset by quarterly dividends to shareholders.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2021	December 31, 2020
	(in millions)
Debt securities
CLO	$937.1	$146.9
Commercial MBS issued by GSEs	81.5	84.6
Corporate debt securities	363.4	270.2
Private label residential MBS	1,940.6	1,476.9
Residential MBS issued by GSEs	2,105.7	1,486.6
Tax-exempt	2,085.9	1,756.2
U.S. treasury securities	9.3	—
Other	60.4	55.9
Total debt securities	$7,583.9	$5,277.3

Equity securities
CRA investments	$57.0	$53.4
Preferred stock	136.8	113.9
Total equity securities	$193.8	$167.3

Loans, HFS
The Company acquired loans held for sale as part of the AMH acquisition. The following is a summary of loans held for sale by type:

June 30, 2021
(in millions)
Government-insured or guaranteed:
EBO (1)	$2,208.7
Non-EBO	905.9
Total government-insured or guaranteed	3,114.6
Agency-conforming	1,350.6
Total loans HFS	$4,465.2
(1)    EBO loans are delinquent loans repurchased under the terms of the Ginnie Mae MBS program that can be resold when loans are brought current.
Loans, HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2021	December 31, 2020
	(in millions)
Warehouse lending	$4,434.7	$4,340.2
Municipal & nonprofit	1,716.3	1,728.8
Tech & innovation	2,600.3	2,548.3
Other commercial and industrial	5,736.1	5,911.2
CRE - owner occupied	1,789.9	1,909.3
Hotel franchise finance	1,997.6	1,983.9
Other CRE - non-owned occupied	3,663.9	3,640.2
Residential	5,071.3	2,378.5
Construction and land development	2,853.6	2,429.4
Other	162.7	183.2
Total loans HFI	30,026.4	27,053.0
Allowance for credit losses	(232.9)	(278.9)
Total loans HFI, net of allowance	$29,793.5	$26,774.1
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $81.5 million and $75.4 million reduced the carrying value of loans as of June 30, 2021 and December 31, 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $84.3 million and $26.0 million increased the carrying value of loans as of June 30, 2021 and December 31, 2020, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended June 30, 2021 and December 31, 2020, CRE related loans accounted for approximately 35% and 38% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 26% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2021 and December 31, 2020, respectively.

Non-performing Assets
Total non-performing loans decreased by $27.8 million at June 30, 2021 to $120.6 million from $148.4 million at December 31, 2020.

	June 30, 2021	December 31, 2020
	(dollars in millions)
Total nonaccrual loans (1)	$96.3	$115.2
Loans past due 90 days or more on accrual status	—	—
Accruing troubled debt restructured loans	24.3	33.2
Total nonperforming loans	$120.6	$148.4
Other assets acquired through foreclosure, net	$3.9	$1.4
Nonaccrual HFI loans to funded HFI loans	0.32%	0.43%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—
(1)Includes non-accrual TDR loans of $36.1 million and $28.4 million at June 30, 2021 and December 31, 2020, respectively.
Interest income that would have been recorded under the original terms of non-accrual loans was $1.5 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively.
The composition of nonaccrual HFI loans by loan type and by segment were as follows:

	June 30, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	$—	—%	—%
Municipal & nonprofit	—	—	—
Tech & innovation	19.8	20.6	0.07
Other commercial and industrial	14.1	14.6	0.05
CRE - owner occupied	30.7	31.9	0.10
Hotel franchise finance	—	—	—
Other CRE - non-owned occupied	18.6	19.3	0.06
Residential	9.9	10.3	0.03
Construction and land development	—	—	—
Other	3.2	3.3	0.01
Total non-accrual loans	$96.3	100.0%	0.32%

	December 31, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	$—	—%	—%
Municipal & nonprofit	1.9	1.7	0.01
Tech & innovation	13.5	11.7	0.05
Other commercial and industrial	17.2	14.9	0.06
CRE - owner occupied	34.5	29.9	0.13
Hotel franchise finance	—	—	—
Other CRE - non-owned occupied	36.5	31.7	0.14
Residential	11.4	9.9	0.04
Construction and land development	—	—	—
Other	0.2	0.2	—
Total non-accrual loans	$115.2	100.0%	0.43%
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
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The following table summarizes the activity in the Company's allowance for credit losses on loans held for investment for the period indicated:

	Three Months Ended June 30, 2021
	Balance, March 31, 2021	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(1)				(1)
	(in millions)
Warehouse lending	$3.6	$(0.4)	$—	$—	$3.2
Municipal & nonprofit	15.2	0.7	—	—	15.9
Tech & innovation	23.9	(0.4)	2.0	(0.1)	21.6
Other commercial and industrial	78.4	(2.0)	0.3	(0.3)	76.4
CRE - owner occupied	9.7	(0.4)	—	—	9.3
Hotel franchise finance	49.4	—	—	—	49.4
Other CRE - non-owned occupied	32.7	(4.1)	—	(1.2)	29.8
Residential	3.2	4.8	—	(0.1)	8.1
Construction and land development	25.9	(11.8)	—	—	14.1
Other	5.1	(0.5)	—	(0.5)	5.1
Total	$247.1	$(14.1)	$2.3	$(2.2)	$232.9

Net charge-offs to average loans outstanding	0.00%
Allowance for credit losses on loans to funded HFI loans	0.78
(1)Includes an estimate of future recoveries.

	Six Months Ended June 30, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(1)				(1)
	(in millions)
Warehouse lending	$3.4	$(0.2)	$—	$—	$3.2
Municipal & nonprofit	15.9	—	—	—	15.9
Tech & innovation	35.3	(12.0)	2.0	(0.3)	21.6
Other commercial and industrial	94.7	(18.5)	0.4	(0.6)	76.4
CRE - owner occupied	18.6	(9.3)	—	—	9.3
Hotel franchise finance	43.3	6.1	—	—	49.4
Other CRE - non-owned occupied	39.9	(9.5)	2.0	(1.4)	29.8
Residential	0.8	7.2	—	(0.1)	8.1
Construction and land development	22.0	(7.9)	—	—	14.1
Other	5.0	(0.4)	—	(0.5)	5.1
Total	$278.9	$(44.5)	$4.4	$(2.9)	$232.9

Net charge-offs to average loans outstanding	0.01%
(1)Includes an estimate of future recoveries.

	Three Months Ended June 30, 2020
	Balance, March 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.4	$0.3	$—	$—	$0.7
Municipal & nonprofit	16.2	0.9	—	—	17.1
Tech & innovation	39.8	17.6	2.8	—	54.6
Other commercial and industrial	120.3	(9.0)	1.9	(0.5)	109.9
CRE - owner occupied	10.5	5.1	—	—	15.6
Hotel franchise finance	18.8	17.0	—	—	35.8
Other CRE - non-owned occupied	14.2	19.8	0.9	0.4	32.7
Residential	1.3	0.4	—	—	1.7
Construction and land development	7.1	28.7	—	—	35.8
Other	6.7	(0.1)	0.1	(0.1)	6.6
Total	$235.3	$80.7	$5.7	$(0.2)	$310.5

Net charge-offs to average loans outstanding	0.09%
Allowance for credit losses on loans to funded HFI loans	1.24

	Six Months Ended June 30, 2020
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2020
	(1)				(1)
	(in millions)
Warehouse lending	$0.2	$0.5	$—	$—	$0.7
Municipal & nonprofit	17.4	(0.3)	—	—	17.1
Tech & innovation	22.4	35.0	2.8	—	54.6
Other commercial and industrial	95.8	14.3	2.0	(1.8)	109.9
CRE - owner occupied	10.4	5.2	—	—	15.6
Hotel franchise finance	14.1	21.7	—	—	35.8
Other CRE - non-owned occupied	10.5	21.5	0.9	(1.6)	32.7
Residential	3.8	(2.1)	—	—	1.7
Construction and land development	6.2	29.6	—	—	35.8
Other	6.1	0.5	0.1	(0.1)	6.6
Total	$186.9	$125.9	$5.8	$(3.5)	$310.5

Net charge-offs to average loans outstanding	0.02%
(1)Includes an estimate of future recoveries.

The following table summarizes the allocation of the allowance for credit losses on loans held for investment by loan type.

	June 30, 2021
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)
Warehouse lending	$3.2	1.4%	14.8%
Municipal & nonprofit	15.9	6.8	5.7
Tech & innovation	21.6	9.3	8.7
Other commercial and industrial	76.4	32.8	19.1
CRE - owner occupied	9.3	4.0	6.0
Hotel franchise finance	49.4	21.2	6.6
Other CRE - non-owned occupied	29.8	12.8	12.2
Residential	8.1	3.5	16.9
Construction and land development	14.1	6.0	9.5
Other	5.1	2.2	0.5
Total	$232.9	100.0%	100.0%

	December 31, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)
Warehouse lending	$3.4	1.2%	16.0%
Municipal & nonprofit	15.9	5.7	6.4
Tech & innovation	35.3	12.7	9.4
Other commercial and industrial	94.7	33.9	21.8
CRE - owner occupied	18.6	6.7	7.1
Hotel franchise finance	43.3	15.5	7.3
Other CRE - non-owned occupied	39.9	14.3	13.5
Residential	0.8	0.3	8.8
Construction and land development	22.0	7.9	9.0
Other	5.0	1.8	0.7
Total	$278.9	100.0%	100.0%
In addition to the allowance for loan losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in other liabilities on the consolidated balance sheets.
The below tables reflect the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$32.6	$29.7	$37.0	$9.0
Beginning balance adjustment from adoption of CECL	—	—	—	15.1
(Recovery of) provision for credit losses	(1.3)	6.6	(5.7)	12.2
Balance, end of period	$31.3	$36.3	$31.3	$36.3

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

	June 30, 2021
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	—	$—	—%	—%
Municipal & nonprofit	—	—	—	—
Tech & innovation	6	17.5	4.9	0.06
Other commercial and industrial	70	37.7	10.4	0.12
CRE - owner occupied	30	68.5	18.9	0.23
Hotel franchise finance	11	152.2	42.0	0.51
Other CRE - non-owned occupied	4	5.9	1.6	0.02
Residential	—	—	—	—
Construction and land development	5	37.7	10.4	0.13
Other	18	42.6	11.8	0.14
Total	144	$362.1	100.0%	1.21%

	December 31, 2020
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	4	$15.3	3.6%	0.06%
Other commercial and industrial	71	74.3	17.6	0.27
CRE - owner occupied	37	79.8	18.9	0.30
Hotel franchise finance	9	116.9	27.6	0.43
Other CRE - non-owned occupied	9	15.8	3.7	0.06
Construction and land development	7	47.3	11.2	0.17
Other	21	73.4	17.4	0.27
Total	158	$422.8	100.0%	1.56%
Mortgage Servicing Rights
As of June 30, 2021 the fair value of the Company's MSRs totaled $726.2 million.
The following is a summary of the UPB of loans included in the Company's MSR portfolio by investor:

June 30, 2021
(in millions)
Fannie Mae and Freddie Mac	$40,858.7
Ginnie Mae	15,135.4
Private investors	1,094.8
Total unpaid principal balance of loans	$57,088.9

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $610.7 million at June 30, 2021. The increase from $298.5 million at December 31, 2020 is due to goodwill and other intangible assets acquired in the AMH acquisition in April 2021. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the acquisition.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2021 and 2020, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of June 30, 2021, the net DTA balance totaled $36.5 million, an increase of $5.2 million from the year end 2020 DTA balance of $31.3 million and includes adjustments related to the AmeriHome acquisition.
At June 30, 2021 and December 31, 2020, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $41.9 billion at June 30, 2021, from $31.9 billion at December 31, 2020, an increase of $10.0 billion, or 31.3%. The increase in deposits is largely attributable to increases in non-interest bearing demand deposits of $6.6 billion and savings and money market accounts of $3.4 billion. These increases were partially offset by a decrease in interest bearing demand deposits of $208.7 million.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At June 30, 2021 and December 31, 2020, the Company also has $830.8 million and $554.8 million, respectively, of wholesale brokered deposits. In addition, deposits for which the Company provides account holders with earnings credits and referral fees totaled $8.1 billion and $5.9 billion at June 30, 2021 and December 31, 2020, respectively. The Company incurred $6.6 million and $3.1 million in deposit related costs during the three months ended June 30, 2021 and 2020, respectively. The Company incurred $12.4 million and $10.2 million in deposit related costs during the six months ended June 30, 2021 and 2020, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2021		2020
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$4,370.1	0.14%	$3,495.4	0.18%
Savings and money market accounts	15,168.1	0.21	9,428.4	0.24
Certificates of deposit	1,736.3	0.49	2,150.5	1.47
Total interest-bearing deposits	21,274.5	0.22	15,074.3	0.40
Non-interest-bearing demand deposits	18,384.8	—	11,130.0	—
Total deposits	$39,659.3	0.12%	$26,204.3	0.23%

	Six Months Ended June 30,
	2021		2020
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$4,139.0	0.14%	$3,296.9	0.37%
Savings and money market accounts	14,584.5	0.21	9,230.9	0.51
Certificates of deposit	1,708.9	0.54	2,248.3	1.63
Total interest-bearing deposits	20,432.4	0.22	14,776.1	0.65
Non-interest-bearing demand deposits	17,185.4	—	9,999.9	—
Total deposits	$37,617.8	0.12%	$24,776.0	0.39%

Other Borrowings
Short-Term Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2021, total short-term borrowed funds consist customer repurchase agreements of $20.2 million and secured borrowings of $37.4 million. At December 31, 2020, total short-term borrowed funds consisted of FHLB advances of $5.0 million and customer repurchase agreements of $16.0 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AMH senior notes from the acquisition on April 7, 2021 and credit linked notes that were issued in June 2021, inclusive of issuance costs and fair market value adjustments. At June 30, 2021, the carrying value of long-term borrowings was $557.8 million. At December 31, 2020, the Company did not have long-term borrowings.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2021, the carrying value of qualifying debt was $1.1 billion, compared to $548.7 million at December 31, 2020. The increase in qualifying debt from December 31, 2020 is primarily related to issuance of $600.0 million of subordinated debt, recorded net of issue costs of $7.7 million, during the three months ended June 30, 2021.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 14. Commitments and Contingencies" to the Unaudited Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of June 30, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of June 30, 2021 and December 31, 2020, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies (the "Agencies"). The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
June 30, 2021
WAL	$4,750.6	$3,483.0	$37,153.5	$47,515.0	12.8%	9.4%	7.3%	9.2%
WAB	4,366.8	3,862.2	37,172.4	47,555.7	11.7	10.4	8.1	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2020
WAL	$3,872.0	$3,158.2	$31,015.4	$34,349.3	12.5%	10.2%	9.2%	9.9%
WAB	3,619.4	3,078.2	31,140.6	34,367.0	11.6	9.9	9.0	9.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
With the acquisition of AmeriHome, the Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including Fannie Mae, Freddie Mac, Ginnie Mae, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of June 30, 2021.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	June 30, 2021
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$2,973.4	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2021 are presented in the following table:

June 30, 2021
(in millions)
FHLB:
Borrowing capacity	$6,069.5
Outstanding borrowings	—
Letters of credit	21.0
Total available credit	$6,048.5

FRB:
Borrowing capacity	$2,844.6
Outstanding borrowings	—
Total available credit	$2,844.6
The Company also has a separate PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $865 million in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2021, there was $7.9 billion in liquid assets, comprised of $3.4 billion in cash and cash equivalents and $4.5 billion in unpledged marketable securities. At December 31, 2020, the Company maintained $6.6 billion in liquid assets, comprised of $2.7 billion of cash and cash equivalents and $3.9 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2021, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2021 and 2020, net cash (used in) provided by operating activities was $(2.0) billion and $283.4 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the six months ended June 30, 2021 and 2020 was reduced by $2.7 billion and $3.8 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $2.4 billion and $164.8 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2021 and 2020, net deposits increased $10.0 billion and $4.7 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2021, the Company has $613.3 million of CDARS and $1.6 billion of ICS deposits.
As of June 30, 2021, the Company has $830.8 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2021, WAB paid dividends to the Parent of $35.0 million and $50.0 million, respectively.

Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Financial Statements for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.
Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, based on completion of the Company's acquisition of AMH on April 7, 2021.
Supervision, Regulation and Licensing of AMH
AMH is a residential mortgage producer and servicer that operates in a heavily regulated industry. In addition to supervision by the federal banking agencies with primary jurisdiction over the Company and WAB, AMH is subject to the rules, regulations and oversight of certain federal, state and local governmental authorities, including the CFPB, HUD, and government-sponsored enterprises in the mortgage industry such as FHLMC, FNMA, and GNMA.
Further, AMH must comply with a large number of federal consumer protection laws and regulations including, among others:
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
•the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act) and Regulation V, which address the accuracy, fairness, and privacy of information in the files of consumer reporting agencies; and
•the Equal Credit Opportunity Act and Regulation B, the Fair Housing Act, the Homeowners Protection Act, and the Home Mortgage Disclosure Act and Regulation C, which generally disallow discrimination on a prohibited basis, provide applicants and borrowers rights with respect to credit decisioning and the residential mortgage process, and require disclosures and impose obligations on financial businesses conducting residential lending and mortgage servicing.
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
AMH is also subject to state and local laws, rules and regulations and oversight by various state agencies that license and oversee consumer protection, loan servicing, origination and collection activities of mortgage industry participants. Despite the fact that AMH is the operating subsidiary of a depository institution, it must comply with regulatory and licensing requirements in certain states in order to conduct its business, and does (and will continue to) incur significant costs to comply with these requirements. These laws, rules and regulations may change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.

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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2021, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2021, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,361.3	$1,408.9	$1,602.3	$1,845.4
Interest Expense	72.2	102.9	198.9	295.9
Net Interest Income	$1,289.1	$1,306.0	$1,403.4	$1,549.5
% Change	(1.3)%		7.5%	18.6%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,376.9	$1,408.9	$1,450.6	$1,553.7
Interest Expense	82.7	102.9	95.5	138.0
Net Interest Income	$1,294.2	$1,306.0	$1,355.1	$1,415.7
% Change	(0.9)%		3.8%	8.4%
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
At June 30, 2021, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2021:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$50,703.8	$49,657.4	$48,601.9	$47,627.6	$46,760.0
Liabilities	44,356.8	42,810.7	41,462.5	40,145.8	38,828.8
Net Present Value	$6,347.0	$6,846.7	$7,139.4	$7,481.8	$7,931.2
% Change	(7.3)%		4.3%	9.3%	15.8%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2021 and December 31, 2020:
Outstanding Derivatives Positions

June 30, 2021			December 31, 2020
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$504,668.0	$(28.1)	1.7	$1,812.6	$(83.3)	16.0

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A.Risk Factors.
The Company has updated the risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020 based on the completion of the Company’s acquisition of AMH on April 7, 2021. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020.
The risk factor captioned “The Company’s proposed acquisition of AMH is subject to regulatory approvals and other closing conditions and may be more difficult, costly or time-consuming to complete than the Company expects” is no longer applicable.
The risk factor captioned “If the Merger is completed, the addition of AMH’s national mortgage franchise would present risks that could cause the Company to not realize the strategic and financial goals contemplated at the time it entered into the agreement to acquire AMH or otherwise adversely affect the Company’s results of operations” has been updated as follows:
The recent addition of AMH’s national mortgage franchise presents risks that could cause the Company to not realize the strategic and financial goals of the AMH acquisition or could otherwise adversely affect the Company’s results of operations.
Risks the Company faces with respect to its recently completed acquisition of AMH include:

•Management’s estimates regarding AMH’s future earnings potential may not be achievable, because AMH’s performance could be adversely impacted by a rising rate environment, changes in the mix of purchase versus refinancing volumes, competition, or other factors not known or anticipated by the Company;
•The integration of AMH into WAB may be more costly or time-consuming than expected despite the fact that AMH continues to operate under its existing brand and management team;
•The Company may not realize the benefits it expects to achieve from the acquisition of AMH such as those anticipated from funding, cross-selling, and other integration synergies;
•The Company is subject to increased compliance costs and risks with respect to aspects of AMH’s business that differ from or are larger in scope than WAB’s previously existing similar operations, including:
◦The need to maintain various state licenses and federal and government-sponsored agency approvals required to conduct AMH’s business, and the risk of adverse consequences resulting from periodic examinations by such state and federal agencies or from changes in laws or regulations that may be promulgated in the future;
◦Increased compliance risk and cost associated with federal, state and local laws, regulations and judicial and administrative decisions relating to mortgage loans and consumer protection, including those designed to discourage predatory lending, collections and servicing practices with respect to mortgage loans; and
◦Increased compliance risk and costs associated with federal, state and local laws related to data privacy and the handling of non-public personal financial information of AMH’s customers, including the California Consumer Protection Act and similar regulations that have been or may be enacted by other states;
•The Company may have difficulties retaining key personnel from AMH or managing AMH’s technology platform;
•The Company’s operating results may be adversely impacted by claims or liabilities related to AMH’s business including, among others, (i) claims from government agencies, current or former customers or employees, consumers, financing providers, vendors and other business partners or third parties; (ii) repurchase and indemnification obligations with respect to sold loans or any failure to be able to enforce repurchase and indemnification obligations of counterparties with respect to purchased loans; and (iii) counterparty and interest rate risk with respect to derivative and hedging instruments;
•AMH’s business may be further affected by the continuation or worsening of the COVID-19 pandemic; and
•AMH’s business may be adversely impacted by changes in the competitive or regulatory landscape.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2021	2,256	$106.23	—	$—
May 2021	—	—	—	—
June 2021	—	—	—	—
Total	2,256	$106.23	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
On July 28, 2021, the BOD of WAL, upon the recommendation of its Compensation Committee, approved an amended and restated Severance and Change in Control Plan (the “Severance Plan”) and the terms of related amended and restated Executive Participation Agreements (“EPAs”), which the Company will provide with respect to the Plan to participating executives, including each of the Company’s NEOs. A general description of the terms and conditions of the Severance Plan and EPAs can be found in the Company’s definitive proxy statement for its 2021 annual meeting of stockholders filed with the SEC on April 30, 2021 (the “Proxy Statement”) under the heading “Potential Payments upon Termination or Change in Control” and is incorporated by reference herein, subject to the modifications described below.
The amended and restated Severance Plan and EPAs include the following modifications to the plan described in the Proxy Statement:
•in addition to the other circumstances described in the Proxy Statement, severance benefits will be paid upon the termination of an executive’s employment without Cause (other than a termination for Poor Performance) or by the executive for Good Reason (as defined in the Severance Plan), in either case within the twenty-four month period following a Merger of Equals (as defined below) (a “MOE Termination”);
•a Merger of Equals is defined as the consummation of any transaction (including a merger or reorganization in which WAL is the surviving entity) which results in any person or entity (other than persons who are stockholders or affiliates immediately prior to the transaction) owning forty percent (40%) or more of the combined voting power of all classes of stock of the Company, including where a majority WAL’s BOD and officers remain in effective control of the Company following transaction;
•In a MOE Termination the executive will be entitled to severance benefits consisting of:
◦a lump sum cash payment equal to two times annual base salary and target incentive bonus amount, except that the Chief Executive Officer will be entitled to a payment equal to three times those amounts;
◦payment of any annual bonus that the executive earned in the prior year, but which was unpaid as of the executive’s separation from service;
◦payment of a pro rata amount of the executive’s target incentive bonus amount for the year in which the executive’s separation from service occurs, based on the number of days elapsed in the year;
◦payment of the Company’s portion of the cost of continuing coverage under the Company’s group health benefit plan for the executive and the executive’s family for a period of up to 24 months; and
◦continued vesting of outstanding equity awards (whether time-based or performance-based vesting) at the time of separation from service as if the executive had incurred a “Qualifying Retirement” under the applicable equity award agreement;
•the lump sum cash payment payable to the Chief Executive Officer of the Company following a Change in Control Termination (as defined in the Proxy Statement) was changed from two times annual base salary and target incentive bonus amount to three times annual base salary and annual bonus (but was not changed with respect to other executives);
•in a Change in Control Termination, the executive’s severance benefits were modified to add the benefit that any outstanding time-vested equity awards as of the executive’s separation from service not otherwise accelerated in connection with the Change in Control shall vest in full;
•in a termination without Cause, the executive’s severance benefits were modified to add the benefit that any outstanding equity awards (whether subject to time-based or performance-based vesting) as of the executive’s separation from service shall continue to vest as if the executive had remained employed through the one-year anniversary of the date of separation from service, provided that the amount of awards subject to performance-based vesting that will actually vest shall be based on actual performance achieved by the executive or Company during the relevant performance period; and
•for all purposes under the Severance Plan, the “Annual Bonus” amount for purposes of severance benefits was revised to mean the greater of (i) the executive’s applicable target incentive bonus for the year in which separation from service occurred or (ii) the average incentive bonus paid to executive over the previous three completed calendar years.
The foregoing description of the Severance Plan and EPAs is qualified in its entirety by reference to the full text of the Severance Plan, form of EPA (CEO) and form of EPA (non-CEO), copies of which are filed as Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6.Exhibits
EXHIBITS

1.1
Distribution Agreement, dated June 3, 2021, by and between Western Alliance Bancorporation and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2021).

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

4.1
Subordinated Debt Indenture, dated as of June 7, 2021, by and between Western Alliance Bancorporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

4.2
First Supplemental Indenture to the Subordinated Indenture for the 3.00% Fixed to Floating Rate Subordinated Notes due 2031, dated June 7, 2021, by and between Western Alliance Bancorporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

4.3	Form of Global Note for the 3.00% Fixed to Floating Rate Subordinated Notes due 2031 (incorporated by reference to Exhibit 4.3 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

10.1
Note Purchase Agreement, dated June 28, 2021, for the Senior Unsecured Credit Linked Notes due December 30, 2024, by and among Western Alliance Bank and the purchasers listed in the Note Purchase Agreement (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 28, 2021).

10.2* ±	Severance and Change in Control Plan, as amended and restated effective as of July 28, 2021.

10.3* ±	Form of Executive Participation Agreement under the Severance and Change in Control Plan (CEO).

10.4* ±	Form of Executive Participation Agreement under the Severance and Change in Control Plan (non-CEO).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Consolidated Income Statements for the three months ended June 30, 2021 and June 30, 2020 and six months ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2021 and June 30, 2020 and six months ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2021 and June 30, 2020 and the six months June 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

July 30, 2021	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

July 30, 2021	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

July 30, 2021	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer