Form 10-Q
period 2021-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2021-11-03
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to __________

Commission file number: 001-32550

WESTERN ALLIANCE BANCORPORATION
(Exact name of registrant as specified in its charter)

Delaware	88-0365922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One E. Washington Street, Suite 1400	Phoenix	Arizona	85004
(Address of principal executive offices)			(Zip Code)
(602) 389-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	WAL	New York Stock Exchange
6.25% Subordinated Debentures due 2056	WALA	New York Stock Exchange
Depositary Shares, Each Representing a 1/400th Interest in a Share of 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A	WAL PrA	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2021, Western Alliance Bancorporation had 104,201,673 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AMH or AmeriHome	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
Aris	Aris Mortgage Holding Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFI	Held for Investment
ALCO	Asset and Liability Management Committee	HFS	Held for Sale
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
APIC	Additional paid in capital	HUD	U.S. Department of Housing and Urban Development
ASC	Accounting Standards Codification	ICS	Insured Cash Sweep Service
ASU	Accounting Standards Update	IRC	Internal Revenue Code
Basel III	Banking Supervision's December 2010 final capital framework	IRLC	Interest Rate Lock Commitment
BOD	Board of Directors	ISDA	International Swaps and Derivatives Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LGD	Loss Given Default
CBOE	Chicago Board Options Exchange	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CECL	Current Expected Credit Losses	MBS	Mortgage-Backed Securities
CEO	Chief Executive Officer	MSA	Metropolitan Statistical Area
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Right
CFO	Chief Financial Officer	NOL	Net Operating Loss
CFPB	Consumer Financial Protection Bureau	NPV	Net Present Value
CLO	Collateralized Loan Obligation	OCI	Other Comprehensive Income
COVID-19	Coronavirus Disease 2019	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OSHA	Occupational Safety and Health Administration
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
EAD	Exposure at Default	PCD	Purchased Credit Deteriorated
EBO	Early buyout	PD	Probability of Default
EPS	Earnings per share	PPNR	Pre-Provision Net Revenue
ETS	Emergency Temporary Standard	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	ROU	Right of use
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	SR	Supervision and Regulation Letters
FICO	The Financing Corporation	TDR	Troubled Debt Restructuring
FNMA	Federal National Mortgage Association	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	TSR	Total Shareholder Return
FTC	Federal Trade Commission	UPB	Unpaid Principal Balance
FVO	Fair Value Option	USDA	United States Department of Agriculture
GAAP	U.S. Generally Accepted Accounting Principles	VA	Veterans Affairs
GNMA	Government National Mortgage Association	VIE	Variable Interest Entity
GSE	Government-Sponsored Enterprise	XBRL	eXtensible Business Reporting Language
HELOC	Home Equity Line of Credit

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$297.9	$174.2
Interest-bearing deposits in other financial institutions	620.0	2,497.5
Cash, cash equivalents and restricted cash	917.9	2,671.7
Investment securities - AFS, at fair value; amortized cost of $6,326.5 at September 30, 2021 and $4,586.4 at December 31, 2020	6,383.6	4,708.5
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $4.5 and $6.8 (fair value of $1,092.0 and $611.8) at September 30, 2021 and December 31, 2020, respectively	1,042.4	562.0
Investment securities - equity	178.4	167.3
Investments in restricted stock, at cost	91.5	67.0
Loans HFS	6,534.3	—
Loans HFI, net of deferred loan fees and costs	34,801.9	27,053.0
Less: allowance for credit losses	(246.9)	(278.9)
Net loans held for investment	34,555.0	26,774.1
Mortgage servicing rights	604.8	—
Premises and equipment, net	161.2	134.1
Operating lease right of use asset	106.0	72.5
Bank owned life insurance	179.2	176.3
Goodwill and intangible assets, net	608.4	298.5
Deferred tax assets, net	10.5	31.3
Investments in LIHTC and renewable energy	508.8	405.6
Other assets	893.1	392.1
Total assets	$52,775.1	$36,461.0
Liabilities:
Deposits:
Non-interest-bearing demand	$21,058.2	$13,463.3
Interest-bearing	24,224.4	18,467.2
Total deposits	45,282.6	31,930.5
Other borrowings	1,003.5	21.0
Qualifying debt	1,064.9	548.7
Operating lease liability	115.0	79.9
Other liabilities	795.1	467.4
Total liabilities	48,261.1	33,047.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at September 30, 2021)	294.5	—
Common stock (par value $0.0001; 200,000,000 authorized; 106,556,001 shares issued at September 30, 2021 and 103,013,290 at December 31, 2020) and additional paid in capital	1,695.8	1,390.9
Treasury stock, at cost (2,342,674 shares at September 30, 2021 and 2,169,397 shares at December 31, 2020)	(85.9)	(71.1)
Accumulated other comprehensive income	42.6	92.3
Retained earnings	2,567.0	2,001.4
Total stockholders’ equity	4,514.0	3,413.5
Total liabilities and stockholders’ equity	$52,775.1	$36,461.0
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$398.0	$276.6	$1,050.2	$843.1
Investment securities	42.0	26.3	116.6	79.7
Dividends and other	2.8	1.9	8.6	7.4
Total interest income	442.8	304.8	1,175.4	930.2
Interest expense:
Deposits	12.3	12.2	34.7	59.7
Qualifying debt	10.8	7.9	23.9	17.9
Other borrowings	9.3	—	18.6	0.5
Total interest expense	32.4	20.1	77.2	78.1
Net interest income	410.4	284.7	1,098.2	852.1
Provision for (recovery of) credit losses	12.3	14.6	(34.6)	157.8
Net interest income after provision for (recovery of) credit losses	398.1	270.1	1,132.8	694.3
Non-interest income:
Net gain on loan purchase, origination, and sale activities	121.0	—	253.0	—
Service charges and fees	7.1	5.9	21.2	17.4
Commercial banking related income	4.6	4.5	12.5	10.7
Income from equity investments	2.5	1.2	16.9	6.3
Net loan servicing revenue	2.2	—	(18.6)	—
Foreign currency income	1.9	1.8	5.6	4.3
Income from bank owned life insurance	1.0	1.3	2.9	9.0
Fair value (loss) gain on assets measured at fair value, net	(2.2)	5.9	(0.5)	(1.0)
Other income	—	—	0.8	0.3
Total non-interest income	138.1	20.6	293.8	47.0
Non-interest expense:
Salaries and employee benefits	133.5	78.8	346.1	220.5
Loan servicing expenses	15.6	—	37.9	—
Data processing	15.4	8.9	40.3	26.1
Legal, professional, and directors' fees	13.7	10.0	37.8	31.1
Occupancy	12.4	9.4	31.4	25.7
Loan acquisition and origination expenses	9.7	—	20.2	—
Deposit costs	7.3	3.2	20.7	14.0
Insurance	6.2	3.1	15.9	9.5
Loan and repossessed asset expenses	2.5	1.8	7.2	5.3
Intangible amortization	1.9	0.4	4.2	1.2
Business development	1.9	1.0	4.2	4.1
Marketing	0.9	0.8	3.2	2.6
Card expense	0.6	0.5	1.8	1.6
Net (gain) loss on sales / valuations of repossessed and other assets	(1.3)	0.1	(3.1)	(1.3)
Acquisition and restructure expenses	2.4	—	18.5	—
Other expense	11.1	6.1	27.3	19.0
Total non-interest expense	233.8	124.1	613.6	359.4
Income before provision for income taxes	302.4	166.6	813.0	381.9
Income tax expense	65.5	30.8	159.8	68.9
Net income available to common stockholders	$236.9	$135.8	$653.2	$313.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)

Earnings per share:
Basic	$2.29	$1.36	$6.39	$3.12
Diluted	2.28	1.36	6.35	3.11
Weighted average number of common shares outstanding:
Basic	103.3	99.9	102.3	100.3
Diluted	103.9	100.1	102.9	100.6
Dividends declared per common share	$0.35	$0.25	$0.85	$0.75
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income	$236.9	$135.8	$653.2	$313.0
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $7.1, $(2.5), $16.0, and $(17.3), respectively	(21.8)	7.6	(49.0)	53.2
Unrealized (loss) on SERP, net of tax effect of $0.0, $0.0, $0.0, and $0.1, respectively	—	—	—	(0.3)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.1, $0.9, $0.2, and $(0.3), respectively	(0.1)	(2.7)	(0.6)	0.9
Realized (gain) on sale of AFS securities included in income, net of tax effect of $0.0, $0.0, $0.0, and $0.1, respectively	—	—	(0.1)	(0.2)
Net other comprehensive (loss) income	(21.9)	4.9	(49.7)	53.6
Comprehensive income	$215.0	$140.7	$603.5	$366.6
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2020	—	$—	100.8	$—	$1,376.8	$(70.6)	$73.7	$1,722.5	$3,102.4
Net income	—	—	—	—	—	—	—	135.8	135.8
Restricted stock, performance stock units, and other grants, net	—	—	—	—	6.7	—	—	—	6.7
Restricted stock surrendered (1)	—	—	—	—	—	(0.5)	—	—	(0.5)
Dividends paid	—	—	—	—	—	—	—	(25.3)	(25.3)
Other comprehensive income, net	—	—	—	—	—	—	4.9	—	4.9
Balance, September 30, 2020	—	$—	100.8	$—	$1,383.5	$(71.1)	$78.6	$1,833.0	$3,224.0

Balance, June 30, 2021	—	$—	104.2	$—	$1,687.6	$(84.2)	$64.5	$2,366.6	$4,034.5
Net income	—	—	—	—	—	—	—	236.9	236.9
Restricted stock, performance stock units, and other grants, net	—	—	—	—	8.2	—	—	—	8.2
Restricted stock surrendered (1)	—	—	—	—	—	(1.7)	—	—	(1.7)
Preferred stock issuance, net	12.0	294.5	—	—	—	—	—	—	294.5
Dividends paid	—	—	—	—	—	—	—	(36.5)	(36.5)
Other comprehensive income, net	—	—	—	—	—	—	(21.9)	—	(21.9)
Balance, September 30, 2021	12.0	$294.5	104.2	$—	$1,695.8	$(85.9)	$42.6	$2,567.0	$4,514.0

	Nine Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2019	—	$—	102.5	$—	$1,374.1	$(62.7)	$25.0	$1,680.3	$3,016.7
Balance, January 1, 2020 (2)	—	—	102.5	—	1,374.1	(62.7)	25.0	1,655.4	2,991.8
Net income	—	—	—	—	—	—	—	313.0	313.0
Restricted stock, performance stock units, and other grants, net	—	—	0.5	—	21.7	—	—	—	21.7
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(8.4)	—	—	(8.4)
Stock repurchase	—	—	(2.1)	—	(12.3)	—	—	(59.3)	(71.6)
Dividends paid	—	—	—	—	—	—	—	(76.1)	(76.1)
Other comprehensive income, net	—	—	—	—	—	—	53.6	—	53.6
Balance, September 30, 2020	—	$—	100.8	$—	$1,383.5	$(71.1)	$78.6	$1,833.0	$3,224.0

Balance, December 31, 2020	—	$—	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	—	—	653.2	653.2
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	25.9	—	—	—	25.9
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(14.8)	—	—	(14.8)
Preferred stock issuance, net	12.0	294.5	—	—	—	—	—	—	294.5
Common stock issuance, net	—	—	3.0	—	279.0	—	—	—	279.0
Dividends paid	—	—	—	—	—	—	—	(87.6)	(87.6)
Other comprehensive loss, net	—	—	—	—	—	—	(49.7)	—	(49.7)
Balance, September 30, 2021	12.0	$294.5	104.2	$—	$1,695.8	$(85.9)	$42.6	$2,567.0	$4,514.0

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
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$653.2	$313.0
Adjustments to reconcile net income to cash provided by operating activities:
(Recovery of) provision for credit losses	(34.6)	157.8
Depreciation and amortization	25.6	17.1
Stock-based compensation	25.6	21.6
Deferred income taxes	43.6	(37.4)
Amortization of net premiums for investment securities	30.8	19.0
Amortization of tax credit investments	36.6	34.2
Amortization of operating lease right of use asset	11.5	8.9
Amortization of net deferred loan fees and net purchase premiums	(53.2)	(34.1)
Income from bank owned life insurance	(2.9)	(3.4)
Purchases and originations of loans held for sale	(41,336.4)	—
Proceeds from sales and payments on loans held for sale	37,810.5	—
Mortgage servicing rights capitalized upon sale of mortgage loans	(512.7)	—
Net (gains) losses on:
Change in fair value of loans held for sale	5.2	—
Change in fair value of mortgage servicing rights	85.2	—
Change in fair value of derivatives	(40.9)	—
Sale and valuation of investment securities and other assets	5.3	(0.6)
BOLI	—	(5.6)
Changes in other assets and liabilities, net	(21.4)	(40.4)
Net cash (used in) provided by operating activities	$(3,269.0)	$450.1
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(3,100.7)	$(1,720.6)
Principal pay downs and maturities	1,293.2	1,014.4
Proceeds from sales	49.8	156.6
Investment securities - HTM
Purchases	(494.7)	(106.8)
Principal pay downs and maturities	14.2	16.9
Equity securities carried at fair value
Purchases	(36.1)	(31.1)
Redemptions	21.4	7.0
Proceeds from sales	2.8	—
Purchase of investment tax credits	(69.0)	(103.4)
Proceeds from sale of mortgage servicing rights	1,112.1	—
(Purchase) sale of other investments	(30.4)	1.2
Proceeds from bank owned life insurance, net	—	6.0
Net increase in loans held for investment	(8,385.4)	(4,806.1)
Purchase of premises, equipment, and other assets, net	(31.8)	(26.0)
Cash consideration paid for AMH acquisition, net of cash acquired	(1,013.4)	—
Net cash (used in) investing activities	$(10,668.0)	$(5,591.9)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$13,352.1	$6,046.9
Net proceeds from issuance of subordinated debt	591.9	221.9
Redemption of subordinated debt	(75.0)	—
Net (decrease) increase in other borrowings	(2,157.1)	13.0
Cash paid for tax withholding on vested restricted stock and other	(14.6)	(8.2)
Common stock repurchases	—	(71.6)
Cash dividends paid on common stock	(87.6)	(76.1)
Proceeds from issuance of stock in offerings, net	279.0	—
Proceeds from issuance of preferred stock, net	294.5	—
Net cash provided by financing activities	$12,183.2	$6,125.9
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,753.8)	984.1
Cash, cash equivalents, and restricted cash at beginning of period	2,671.7	434.6
Cash, cash equivalents, and restricted cash at end of period	$917.9	$1,418.7
Supplemental disclosure:
Cash paid during the period for:
Interest	$70.4	$87.1
Income taxes, net	160.2	37.1
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
Principles of consolidation
As of September 30, 2021, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant wholly-owned subsidiaries: 1) WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 2) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 3) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; 4) BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and 5) Western Finance Company (formerly Western Alliance Equipment Finance), which purchases and originates equipment finance leases and, as of April 7, 2021, provides mortgage banking services through its wholly-owned subsidiary, AmeriHome Mortgage.
The Company does not have any other significant entities that should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts reported in prior periods may have been reclassified in the Consolidated Financial Statements to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported. Certain amounts previously reported in the Company’s June 30, 2021 Statement of Cash Flows have been adjusted in the current period. This adjustment, totaling $837.7 million, relates to classification between operating and investing activities. The cash outflow for residential loans originated through AmeriHome that were originally treated as held for sale in the Statement of Cash Flows should have been treated as held for investment. As a result of this change, purchases and originations of loans held for sale and the net increase in loans held for investment line items for the six months ended June 30, 2021, as adjusted, would have been $21.8 billion and $3.5 billion, respectively, and net cash used in operating and investing activities, as adjusted, would have been $1.1 billion and $6.2 billion, respectively.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021 and 2020 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Loans held for sale
The Company acquired loans HFS as part of the AMH acquisition and continues to purchase loans as part of its mortgage banking business. Loans held for sale are reported at fair value or the lower of cost or fair value, depending on the acquisition source. The Company has elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Delinquent loans repurchased under the terms of the Ginnie Mae MBS program, referred to as EBO loans, are reported at the lower of cost or fair value. For EBO loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance. Changes in the valuation allowance are included in Net gain on loan origination and sale activities in the Consolidated Income Statement.
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
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio or particular segments of the loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan volumes, mix, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and the inputs and assumptions in economic forecasts, such as macroeconomic inputs, length of reasonable and supportable forecast periods, and reversion methods. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans and; second, a pooled component for estimated expected credit losses for loans that share similar risk characteristics.

Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with determination of credit rating. With the exception of residential loans, all accruing loans graded substandard or worse with a total commitment of $1.0 million or more are assigned a reserve based on an individual evaluation. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals.
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
In determining the allowance for credit losses, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default, and exposure at default), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using a single economic scenario and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models share a common definition of default, which include loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial and CRE, owner-occupied loan segments. Output reversion is used for the commercial and industrial and CRE, owner-occupied segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the residential, warehouse lending, and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed to estimate LGD. Factors utilized in calculating average LGD vary for each loan segment and are further described below. Exposure at default refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate considerations of current trends and conditions that are not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the allowance for credit losses on loans for each of the loan portfolio segments identified:
Warehouse lending
The warehouse lending portfolio segment consists of mortgage warehouse lines, MSR financing facilities, and note finance loans, which have a monitored borrowing base to mortgage companies and similar lenders and are primarily structured as commercial and industrial loans. The collateral for these loans is primarily comprised of residential whole loans and MSRs, with the borrowing base of these loans tightly monitored and controlled by the Company. The primary support for the loan takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguish them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks, residential lending rates, prepayment assumptions, and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, and management judgment.

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
Equity fund resources
The equity fund resources portfolio segment is comprised of commercial loans to private equity and venture capital funds. The primary source of repayment of these loans is typically uncalled capital commitments from institutional investors and high net worth individuals. The models used to estimate expected credit losses for this loan segment are the same as those used for the Tech & Innovation portfolio segment.
Other commercial and industrial
The other commercial and industrial segment is comprised of commercial and industrial loans that are not originated within the Company's specialty business lines and are not collateralized by real estate. The models used to estimate expected credit losses for this loan segment are the same as those used for the Tech & Innovation portfolio segment.
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

Mortgage servicing rights
The Company acquired MSRs as part of the AMH acquisition and continues to generate new MSRs from its mortgage banking business. When AMH sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. MSRs represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure MSRs at fair value and report changes in fair value in current period income as a component of Net loan servicing revenue in the Consolidated Income Statement.
The Company may from time to time sell MSRs and will recognize, as of the trade date, a gain or loss on the sale equal to the difference between the carrying value of the transferred MSRs and the value of the assets received as consideration. The Company subsequently derecognizes MSRs when substantially all of the risks and rewards of ownership are irrevocably passed to the transferee and any protection provisions retained by the Company are minor and can be reasonably estimated, which typically occurs on the settlement date. Protection provisions are considered to be minor if the obligation created by such provisions is estimated to be no more than 10 percent of the sales price and the Company retains the risk of prepayment for no more than 120 days. The Company records an estimated liability for retained protection provisions as of the trade date and continues to remeasure this liability until settlement, with any changes in the estimated liability recorded in earnings. In addition, fees to transfer loans associated with the sold MSRs to a new servicer are also incurred on the settlement date. Gains or losses on sales of MSRs, net of retained protection provisions, and transfer fees are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Prior to the acquisition of AmeriHome, the Company’s intangible assets consisted primarily of core deposit intangible assets that are amortized over periods ranging from five to 10 years. See "Note 2. Mergers, Acquisitions and Dispositions" of these

Notes to Unaudited Consolidated Financial Statements for discussion of the intangible assets acquired as part of the AmeriHome acquisition.
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the three and nine months ended September 30, 2021 or 2020.
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
Preferred Stock
On September 22, 2021, the Company issued an aggregate of 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per Depositary Share (equivalent to $10,000 per share of Series A preferred stock). The Company's Series A preferred stock is perpetual preferred stock that is not subject to any mandatory redemption, resulting in classification as permanent equity. Dividends on preferred stock are recognized on the declaration date and are recorded as a reduction of retained earnings.
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
Sales of Common Stock Under ATM Program
On June 3, 2021, the Company entered into a distribution agency agreement with J.P. Morgan Securities LLC, under which the Company may sell up to 4,000,000 shares of its common stock on the New York Stock Exchange. The Company pays J.P. Morgan Securities LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Any sales under the ATM program are made pursuant to a prospectus dated May 14, 2021 and a prospectus supplement filed with the SEC on June 3, 2021, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). See "Note 13. Stockholders' Equity" of these Notes to Unaudited Consolidated Financial Statements for further discussion of this program.
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
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. With the acquisition of AmeriHome, the Company's economic hedging volume has substantially increased. AmeriHome enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated and intended for HFI classification. As of September 30, 2021, all IRLCs qualify as derivative instruments. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments and interest rate futures. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2021 and December 31, 2020. The estimated fair value amounts for September 30, 2021 and December 31, 2020 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Loans HFS
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

Loans HFI
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
Based on AMH's closing balance sheet and a $275.0 million premium, total cash consideration of $1.2 billion was paid in exchange for all of the issued and outstanding membership interests of Aris. AMH's results of operations have been included in the Company's results beginning April 7, 2021 and are reported as part of its Consumer Related segment. Acquisition/restructure expenses related to the AMH acquisition of $18.5 million for the nine months ended September 30, 2021 were included as a component of non-interest expense in the consolidated income statement, of which approximately $3.4 million are acquisition related costs as defined by ASC 805.
This transaction is accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the three months ended September 30, 2021, the Company adjusted its initial provisional estimates for certain identified assets and liabilities based on new information regarding facts and circumstances that existed as of the acquisition date. Insignificant measurement period adjustments were recorded related to the operating right-of-use asset and operating lease liability, intangible assets, the deferred tax asset, and other assets. These measurement period adjustments did not have a significant impact on the income statement. As the Company is still finalizing the fair value methodology associated with acquired assets and assumed liabilities, the fair values are considered provisional.
The Company merged AMH into WAB effective April 7, 2021. The provisional estimated fair value amounts of identifiable assets acquired and liabilities assumed are as follows:

April 7, 2021
($ in millions)
Assets acquired:
Cash and cash equivalents	$207.2
Loans held for sale	3,553.7
Mortgage servicing rights	1,376.3
Premises and equipment, net	11.3
Operating right of use asset	18.9
Identified intangible assets	141.0
Loans eligible for repurchase	2,744.7
Deferred tax asset	6.6
Other assets	240.9
Total assets	$8,300.6
Liabilities assumed:
Other borrowings	$3,633.9
Operating lease liability	18.9
Liability for loans eligible for repurchase	2,744.7
Other liabilities	157.4
Total liabilities	6,554.9
Net assets acquired	$1,745.7
Consideration paid
Cash	$1,220.6
Elimination of pre-existing debt and other	698.2
Total consideration	$1,918.8
Goodwill	$173.1

Loans acquired in the AMH acquisition consist of loans held for sale that were recorded at fair value. In contemplation of the acquisition and the regulatory capital impact of MSRs on the Company's capital ratios, in March 2021, AMH entered into commitments to sell certain MSRs and related servicing advances. See "Note 6. Mortgage Servicing Rights" for further discussion of these sales. The sale of these MSRs also reduced the balance of loans eligible for repurchase as the Company no longer has the right to repurchase these loans when it is not the servicer. Subsequent to the acquisition, the Company repurchased substantially all of the remaining loans eligible for repurchase and as of September 30, 2021, these repurchased loans were included as part of the loans held for sale balance. See "Note 4. Loans Held for Sale" of these Notes to Unaudited Consolidated Financial Statements for additional detail related to acquired loans.
In connection with the AMH acquisition, the Company acquired identifiable intangible assets totaling $141.0 million, consisting of correspondent relationships, operating licenses, and trade name. The correspondent relationships and trade name intangibles will be amortized over a 20-year estimated useful life. The operating licenses intangible asset will be amortized over a 40-year estimated useful life.
Goodwill in the amount of $173.1 million was recognized and allocated entirely to the Consumer Related segment. Goodwill represents the strategic, operational, and financial benefits expected from the AMH acquisition, including expansion of the Company's mortgage offerings, diversification of its revenue sources, and post-acquisition synergies from integrating AMH’s operating platform, as well as the value of the workforce. Approximately $150.0 million of goodwill is expected to be deductible for tax purposes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions, except per share amounts)
Interest income	$442.8	$315.1	$1,196.6	$976.9
Non-interest income	122.8	269.0	344.8	694.9
Net income	236.9	271.5	660.9	661.3

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$225.9	$—	$(0.3)	$225.6
Tax-exempt	821.0	47.5	(2.1)	866.4
Total HTM securities	$1,046.9	$47.5	$(2.4)	$1,092.0

Available-for-sale debt securities
CLO	$963.6	$0.6	$(0.3)	$963.9
Commercial MBS issued by GSEs	75.1	1.8	(1.4)	75.5
Corporate debt securities	361.8	10.1	(7.4)	364.5
Private label residential MBS	1,612.3	7.0	(9.1)	1,610.2
Residential MBS issued by GSEs	1,989.7	14.7	(35.4)	1,969.0
Tax-exempt	1,259.9	72.1	(2.5)	1,329.5
U.S. treasury securities	10.0	—	—	10.0
Other	54.1	10.6	(3.7)	61.0
Total AFS debt securities	$6,326.5	$116.9	$(59.8)	$6,383.6

Equity securities
CRA investments	$62.3	$—	$(0.2)	$62.1
Preferred stock	109.0	7.9	(0.6)	116.3
Total equity securities	$171.3	$7.9	$(0.8)	$178.4

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$568.8	$43.0	$—	$611.8

Available-for-sale debt securities
CLO	$146.9	$—	$—	$146.9
Commercial MBS issued by GSEs	80.8	3.8	—	84.6
Corporate debt securities	271.1	4.8	(5.7)	270.2
Private label residential MBS	1,461.7	15.7	(0.5)	1,476.9
Residential MBS issued by GSEs	1,462.5	27.9	(3.8)	1,486.6
Tax-exempt	1,109.3	78.1	—	1,187.4
Other	54.1	7.3	(5.5)	55.9
Total AFS debt securities	$4,586.4	$137.6	$(15.5)	$4,708.5

Equity securities
CRA investments	$53.1	$0.3	$—	$53.4
Preferred stock	107.0	7.3	(0.4)	113.9
Total equity securities	$160.1	$7.6	$(0.4)	$167.3
Securities with carrying amounts of approximately $2.3 billion and $778.0 million at September 30, 2021 and December 31, 2020, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's debt securities in an unrealized loss position at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$0.3	$225.6	$—	$—	$0.3	$225.6
Tax-exempt	2.1	89.3	—	—	2.1	89.3
Total HTM securities	$2.4	$314.9	$—	$—	$2.4	$314.9
Available-for-sale debt securities
CLO	$0.3	$128.4	$—	$—	$0.3	$128.4
Commercial MBS issued by GSEs	1.4	41.4	—	—	1.4	41.4
Corporate debt securities	7.4	92.5	—	—	7.4	92.5
Private label residential MBS	9.1	712.1	—	—	9.1	712.1
Residential MBS issued by GSEs	33.9	1,016.3	1.5	42.5	35.4	1,058.8
Tax-exempt	2.5	163.9	—	—	2.5	163.9
Other	0.1	1.9	3.6	28.3	3.7	30.2
Total AFS securities	$54.7	$2,156.5	$5.1	$70.8	$59.8	$2,227.3

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Corporate debt securities	$0.1	$17.3	$5.6	$94.3	$5.7	$111.6
Private label residential MBS	0.5	149.7	—	—	0.5	149.7
Residential MBS issued by GSEs	3.8	231.9	—	—	3.8	231.9
Other	—	—	5.5	26.5	5.5	26.5
Total AFS securities	$4.4	$398.9	$11.1	$120.8	$15.5	$519.7
The total number of debt securities in an unrealized loss position at September 30, 2021 is 130, compared to 49 at December 31, 2020.
On a quarterly basis, the Company performs an impairment analysis on its AFS debt securities that are in an unrealized loss position at the end of the period to determine whether credit losses should be recognized on these securities. Qualitative considerations made by the Company in its impairment analysis are further discussed below.
Government Issued Securities
Commercial and residential MBS are issued by either government agencies or GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Further, principal and interest payments on these securities continue to be made on a timely basis.
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
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three and nine months ended September 30, 2021 and 2020. In addition, as of September 30, 2021 and December 31, 2020, no allowance for credit losses on the Company's AFS securities has been recognized.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities:

	Three Months Ended September 30, 2021
	Balance, June 30, 2021	Recovery of Credit Losses	Write-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.0	$(1.5)	$—	$—	$4.5

	Nine Months Ended September 30, 2021
	Balance, December 31, 2020	Recovery of Credit Losses	Write-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.8	$(2.3)	$—	$—	$4.5

	Three Months Ended September 30, 2020:
	Balance, June 30, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance September 30, 2020
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$7.6	$(1.6)	$—	$—	$6.0

	Nine Months Ended September 30, 2020:
	Balance, January 1, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance September 30, 2020
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$2.6	$3.4	$—	$—	$6.0

No allowance has been recognized on the Company's HTM private label residential MBS as the Company holds a senior position, whereby a subordinated tranche assumes up to 5% of any losses, and losses in excess of 5% are not expected.
Accrued interest receivable on HTM securities totaled $3.0 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2021 and December 31, 2020, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	September 30, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$225.9	$225.9
Tax-exempt	—	—	—	—	—	—	821.0	821.0
Total HTM securities	$—	$—	$—	$—	$—	$—	$1,046.9	$1,046.9

Available-for-sale debt securities
CLO	$55.0	$—	$655.2	$253.7	$—	$—	$—	$963.9
Commercial MBS issued by GSEs	—	75.5	—	—	—	—	—	75.5
Corporate debt securities	—	—	—	46.1	289.5	18.9	10.0	364.5
Private label residential MBS	1,520.5	—	88.7	—	0.9	—	0.1	1,610.2
Residential MBS issued by GSEs	—	1,969.0	—	—	—	—	—	1,969.0
Tax-exempt	42.8	58.2	518.4	677.2	—	—	32.9	1,329.5
U.S. treasury securities	—	10.0	—	—	—	—	—	10.0
Other	—	—	12.0	—	31.1	9.3	8.6	61.0
Total AFS securities (1)	$1,618.3	$2,112.7	$1,274.3	$977.0	$321.5	$28.2	$51.6	$6,383.6

Equity securities
CRA investments	$—	$27.6	$—	$—	$—	$—	$34.5	$62.1
Preferred stock	—	—	—	—	80.3	20.6	15.4	116.3
Total equity securities (1)	$—	$27.6	$—	$—	$80.3	$20.6	$49.9	$178.4
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$568.8	$568.8

Available-for-sale debt securities
CLO	$—	$—	$139.6	$7.3	$—	$—	$—	$146.9
Commercial MBS issued by GSEs	—	84.6	—	—	—	—	—	84.6
Corporate debt securities	—	—	19.2	28.1	194.5	28.4	—	270.2
Private label residential MBS	1,385.5	—	90.1	0.1	0.3	0.9	—	1,476.9
Residential MBS issued by GSEs	—	1,486.6	—	—	—	—	—	1,486.6
Tax-exempt	44.3	57.3	454.7	599.3	—	—	31.8	1,187.4
Other	—	—	12.3	—	29.1	6.9	7.6	55.9
Total AFS securities (1)	$1,429.8	$1,628.5	$715.9	$634.8	$223.9	$36.2	$39.4	$4,708.5

Equity securities
CRA investments	$—	$27.8	$—	$—	$—	$—	$25.6	$53.4
Preferred stock	—	—	—	—	73.2	39.0	1.7	113.9
Total equity securities (1)	$—	$27.8	$—	$—	$73.2	$39.0	$27.3	$167.3
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2021, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status as of September 30, 2021.
The amortized cost and fair value of the Company's debt securities as of September 30, 2021, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2021
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$45.4	$45.4
After one year through five years	17.8	17.7
After ten years	757.8	803.3
Mortgage-backed securities	225.9	225.6
Total HTM securities	$1,046.9	$1,092.0

Available-for-sale
Due in one year or less	$10.0	$10.0
After one year through five years	58.0	57.9
After five years through ten years	791.9	795.9
After ten years	1,789.5	1,865.1
Mortgage-backed securities	3,677.1	3,654.7
Total AFS securities	$6,326.5	$6,383.6
During the three and nine months ended September 30, 2021 and 2020, the Company did not have significant sales of investments securities.

4. LOANS HELD FOR SALE
The Company acquired loans held for sale as part of the AMH acquisition. The following is a summary of loans held for sale by type:

September 30, 2021
(in millions)
Government-insured or guaranteed:
EBO (1)	$1,937.9
Non-EBO	1,166.7
Total government-insured or guaranteed	3,104.6
Agency-conforming	3,427.1
Non-agency	2.6
Total loans HFS	$6,534.3
(1)    EBO loans are delinquent loans repurchased under the terms of the Ginnie Mae MBS program that can be resold when loans are brought current.
As of September 30, 2021, there were no loans held for sale that were pledged to secure warehouse borrowings.
The following is a summary of the Net gain on loan purchase, origination, and sale activities:

	Three Months Ended September 30, 2021	April 7, 2021 through September 30,2021
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$230.4	$512.7
Net proceeds from sale of loans (1)	(107.4)	(251.0)
Provision for and change in estimate of liability for losses under representations and warranties, net	1.1	0.4
Change in fair value of loans held for sale	(18.4)	(5.2)
Change in fair value of derivatives related to loans HFS:
Unrealized gain (loss) on derivatives	24.0	(31.2)
Realized (loss) gain on derivatives	(35.9)	(26.5)
Total change in fair value of derivatives	(11.9)	(57.7)
Net gain on loans held for sale	$93.8	$199.2
Loan acquisition and origination fees	27.2	53.8
Net gain on loan origination and sale activities	$121.0	$253.0
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's held for investment loan portfolio is as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Warehouse lending	$4,759.9	$4,340.2
Municipal & nonprofit	1,638.2	1,728.8
Tech & innovation	1,306.3	1,403.0
Equity fund resources	3,194.0	1,145.3
Other commercial and industrial	5,807.4	5,911.2
CRE - owner occupied	1,797.8	1,909.3
Hotel franchise finance	2,117.9	1,983.9
Other CRE - non-owner occupied	3,684.8	3,640.2
Residential	7,412.7	2,378.5
Construction and land development	2,927.5	2,429.4
Other	155.4	183.2
Total loans HFI	34,801.9	27,053.0
Allowance for credit losses	(246.9)	(278.9)
Total loans HFI, net of allowance	$34,555.0	$26,774.1
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $78.9 million and $75.4 million reduced the carrying value of loans as of September 30, 2021 and December 31, 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $135.1 million and $26.0 million increased the carrying value of loans as of September 30, 2021 and December 31, 2020, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	September 30, 2021
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Warehouse lending	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—
Tech & innovation	—	17.3	17.3	—
Equity fund resources	—	—	—	—
Other commercial and industrial	6.3	9.8	16.1	—
CRE - owner occupied	18.2	—	18.2	—
Hotel franchise finance	—	—	—	—
Other CRE - non-owner occupied	14.1	—	14.1	—
Residential	9.7	—	9.7	—
Construction and land development	—	—	—	—
Other	0.3	2.4	2.7	—
Total	$48.6	$29.5	$78.1	$—

	December 31, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Warehouse lending	$—	$—	$—	$—
Municipal & nonprofit	1.9	—	1.9	—
Tech & innovation	9.6	3.9	13.5	—
Equity fund resources	—	—	—	—
Other commercial and industrial	10.9	6.3	17.2	—
CRE - owner occupied	34.5	—	34.5	—
Hotel franchise finance	—	—	—	—
Other CRE - non-owner occupied	36.5	—	36.5	—
Residential	11.4	—	11.4	—
Construction and land development	—	—	—	—
Other	0.1	0.1	0.2	—
Total	$104.9	$10.3	$115.2	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $1.4 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	September 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,759.9	$—	$—	$—	$—	$4,759.9
Municipal & nonprofit	1,638.2	—	—	—	—	1,638.2
Tech & innovation	1,306.3	—	—	—	—	1,306.3
Equity fund resources	3,194.0	—	—	—	—	3,194.0
Other commercial and industrial	5,801.1	5.5	0.8	—	6.3	5,807.4
CRE - owner occupied	1,797.8	—	—	—	—	1,797.8
Hotel franchise finance	2,117.9	—	—	—	—	2,117.9
Other CRE - non-owner occupied	3,684.2	0.6	—	—	0.6	3,684.8
Residential	7,396.5	14.3	1.9	—	16.2	7,412.7
Construction and land development	2,927.5	—	—	—	—	2,927.5
Other	154.9	0.2	0.3	—	0.5	155.4
Total loans	$34,778.3	$20.6	$3.0	$—	$23.6	$34,801.9

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$—	$—	$—	$4,340.2
Municipal & nonprofit	1,728.8	—	—	—	—	1,728.8
Tech & innovation	1,403.0	—	—	—	—	1,403.0
Equity fund resources	1,145.3	—	—	—	—	1,145.3
Other commercial and industrial	5,911.0	0.2	—	—	0.2	5,911.2
CRE - owner occupied	1,909.3	—	—	—	—	1,909.3
Hotel franchise finance	1,983.9	—	—	—	—	1,983.9
Other CRE - non-owner occupied	3,640.2	—	—	—	—	3,640.2
Residential	2,368.0	9.1	1.4	—	10.5	2,378.5
Construction and land development	2,429.4	—	—	—	—	2,429.4
Other	182.7	0.4	0.1	—	0.5	183.2
Total loans	$27,041.8	$9.7	$1.5	$—	$11.2	$27,053.0

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
September 30, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$216.0	$18.3	$—	$0.7	$1.3	$—	$4,523.6	$4,759.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$216.0	$18.3	$—	$0.7	$1.3	$—	$4,523.6	$4,759.9

Municipal & nonprofit
Pass	$88.7	$212.8	$127.3	$58.3	$220.3	$926.9	$3.9	$1,638.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$88.7	$212.8	$127.3	$58.3	$220.3	$926.9	$3.9	$1,638.2

Tech & innovation
Pass	$540.4	$202.0	$134.8	$35.6	$—	$0.4	$336.9	$1,250.1
Special mention	—	5.4	6.0	—	—	—	12.5	23.9
Classified	12.8	17.3	1.8	—	—	—	0.4	32.3
Total	$553.2	$224.7	$142.6	$35.6	$—	$0.4	$349.8	$1,306.3

Equity fund resources
Pass	$9.0	$2.6	$—	$0.3	$2.6	$—	$3,179.5	$3,194.0
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$9.0	$2.6	$—	$0.3	$2.6	$—	$3,179.5	$3,194.0

Other commercial and industrial
Pass	$2,362.1	$499.5	$508.2	$264.5	$131.1	$100.4	$1,812.9	$5,678.7
Special mention	0.5	30.4	28.1	14.2	28.4	0.1	6.8	108.5
Classified	—	0.5	5.3	2.3	1.8	0.5	9.8	20.2
Total	$2,362.6	$530.4	$541.6	$281.0	$161.3	$101.0	$1,829.5	$5,807.4

CRE - owner occupied
Pass	$313.9	$232.3	$246.8	$215.7	$328.3	$352.9	$40.7	$1,730.6
Special mention	—	—	1.9	10.2	13.4	1.8	0.5	27.8
Classified	2.4	3.5	1.0	4.6	8.1	19.6	0.2	39.4
Total	$316.3	$235.8	$249.7	$230.5	$349.8	$374.3	$41.4	$1,797.8

Hotel franchise finance
Pass	$232.3	$186.5	$687.7	$391.3	$149.6	$64.0	$123.1	$1,834.5
Special mention	—	—	102.1	70.3	8.8	—	—	181.2
Classified	20.3	—	56.7	—	12.1	13.1	—	102.2
Total	$252.6	$186.5	$846.5	$461.6	$170.5	$77.1	$123.1	$2,117.9

Other CRE - non-owner occupied
Pass	$851.2	$904.3	$757.7	$326.2	$211.8	$344.4	$244.0	$3,639.6
Special mention	—	—	—	—	1.0	3.0	—	4.0
Classified	—	0.4	4.4	5.9	1.7	18.0	10.8	41.2
Total	$851.2	$904.7	$762.1	$332.1	$214.5	$365.4	$254.8	$3,684.8

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
September 30, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Residential
Pass	$5,224.2	$1,183.7	$511.5	$249.9	$68.1	$126.6	$39.0	$7,403.0
Special mention	—	—	—	—	—	—	—	—
Classified	3.0	2.2	3.6	0.8	—	0.1	—	9.7
Total	$5,227.2	$1,185.9	$515.1	$250.7	$68.1	$126.7	$39.0	$7,412.7

Construction and land development
Pass	$644.1	$651.6	$482.1	$190.6	$2.8	$0.2	$932.0	$2,903.4
Special mention	—	13.2	—	—	5.6	—	—	18.8
Classified	1.0	1.4	0.6	—	—	—	2.3	5.3
Total	$645.1	$666.2	$482.7	$190.6	$8.4	$0.2	$934.3	$2,927.5

Other
Pass	$15.2	$15.5	$3.8	$5.1	$4.5	$75.6	$32.3	$152.0
Special mention	—	—	—	—	—	0.3	—	0.3
Classified	2.4	—	0.1	0.2	—	0.4	—	3.1
Total	$17.6	$15.5	$3.9	$5.3	$4.5	$76.3	$32.3	$155.4

Total by Risk Category
Pass	$10,497.1	$4,109.1	$3,459.9	$1,738.2	$1,120.4	$1,991.4	$11,267.9	$34,184.0
Special mention	0.5	49.0	138.1	94.7	57.2	5.2	19.8	364.5
Classified	41.9	25.3	73.5	13.8	23.7	51.7	23.5	253.4
Total	$10,539.5	$4,183.4	$3,671.5	$1,846.7	$1,201.3	$2,048.3	$11,311.2	$34,801.9

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
Warehouse lending
Pass	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2

Municipal & nonprofit
Pass	$219.3	$156.6	$81.6	$231.2	$129.1	$905.6	$3.5	$1,726.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	1.9	—	—	—	1.9
Total	$219.3	$156.6	$81.6	$233.1	$129.1	$905.6	$3.5	$1,728.8

Tech & innovation
Pass	$595.5	$205.9	$76.4	$—	$0.9	$—	$481.7	$1,360.4
Special mention	10.7	4.6	—	—	—	—	—	15.3
Classified	25.2	2.0	—	—	—	—	0.1	27.3
Total	$631.4	$212.5	$76.4	$—	$0.9	$—	$481.8	$1,403.0

Equity fund resources
Pass	$14.2	$1.5	$0.5	$2.0	$—	$—	$1,127.1	$1,145.3
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$14.2	$1.5	$0.5	$2.0	$—	$—	$1,127.1	$1,145.3

Other commercial and industrial
Pass	$2,069.5	$819.8	$447.7	$250.7	$99.7	$114.6	$1,935.7	$5,737.7
Special mention	2.2	52.1	32.1	22.1	1.7	0.2	34.3	144.7
Classified	0.9	8.4	3.2	1.6	9.7	0.8	4.2	28.8
Total	$2,072.6	$880.3	$483.0	$274.4	$111.1	$115.6	$1,974.2	$5,911.2

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
CRE - owner occupied
Pass	$252.2	$307.1	$302.1	$402.4	$148.4	$323.5	$39.5	$1,775.2
Special mention	0.9	12.4	9.3	24.3	4.4	10.5	22.4	84.2
Classified	1.4	7.5	4.8	8.5	6.2	19.5	2.0	49.9
Total	$254.5	$327.0	$316.2	$435.2	$159.0	$353.5	$63.9	$1,909.3

Hotel franchise finance
Pass	$161.6	$792.0	$464.1	$139.9	$—	$101.5	$162.6	$1,821.7
Special mention	—	32.7	56.9	27.3	—	18.2	—	135.1
Classified	8.9	—	—	12.6	2.1	3.5	—	27.1
Total	$170.5	$824.7	$521.0	$179.8	$2.1	$123.2	$162.6	$1,983.9

Other CRE - non-owner occupied
Pass	$1,032.6	$912.5	$560.8	$384.3	$164.7	$208.4	$281.0	$3,544.3
Special mention	1.4	—	7.0	5.4	1.0	7.4	—	22.2
Classified	7.4	26.4	—	20.3	6.5	13.1	—	73.7
Total	$1,041.4	$938.9	$567.8	$410.0	$172.2	$228.9	$281.0	$3,640.2

Residential
Pass	$759.5	$869.3	$402.0	$108.9	$113.8	$74.1	$39.5	$2,367.1
Special mention	—	—	—	—	—	—	—	—
Classified	—	4.4	5.9	1.1	—	—	—	11.4
Total	$759.5	$873.7	$407.9	$110.0	$113.8	$74.1	$39.5	$2,378.5

Construction and land development
Pass	$677.8	$704.2	$429.6	$15.4	$1.2	$15.0	$537.4	$2,380.6
Special mention	8.5	0.4	38.0	—	—	—	0.4	47.3
Classified	—	—	1.5	—	—	—	—	1.5
Total	$686.3	$704.6	$469.1	$15.4	$1.2	$15.0	$537.8	$2,429.4

Other
Pass	$21.1	$15.6	$14.5	$5.8	$1.8	$75.8	$45.7	$180.3
Special mention	—	—	0.1	1.7	—	0.5	—	2.3
Classified	—	0.1	0.2	—	0.1	0.2	—	0.6
Total	$21.1	$15.7	$14.8	$7.5	$1.9	$76.5	$45.7	$183.2

Total by Risk Category
Pass	$5,938.5	$4,784.5	$2,780.2	$1,542.2	$659.7	$1,818.5	$8,856.1	$26,379.7
Special mention	23.7	102.2	143.4	80.8	7.1	36.8	57.1	451.1
Classified	43.8	48.8	15.6	46.0	24.6	37.1	6.3	222.2
Total	$6,006.0	$4,935.5	$2,939.2	$1,669.0	$691.4	$1,892.4	$8,919.5	$27,053.0
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
The Company's TDR loans totaled $55.1 million and $61.6 million as of September 30, 2021 and December 31, 2020, respectively, and had an allowance for credit losses on these loans of $10.6 million and $2.7 million, respectively. As of September 30, 2021, there were no commitments outstanding on TDR loans. As of December 31, 2020, commitments outstanding on TDR loans totaled $0.6 million.

The following table presents TDR loans as of September 30, 2021:

	September 30, 2021
	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	3	$15.0
Other commercial and industrial	10	23.6
CRE - owner occupied	1	0.5
Hotel franchise finance	2	4.7
Other CRE - non-owner occupied	5	11.3
Total	21	$55.1
During the three months ended September 30, 2021, the Company had no new TDR loans. During the nine months ended September 30, 2021, the Company had 9 new TDR loans with a recorded investment of $13.2 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans. As of September 30, 2020, the Company's TDR loans totaled $60.8 million. During the three months ended September 30, 2020, the Company had 20 new TDR loans with a recorded investment of $25.0 million. During the nine months ended September 30, 2020, the Company had 22 new TDR loans with a recorded investment of $35.7 million.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three months ended September 30, 2021, there were no loans for which there was a payment default within 12 months following the modification. During the nine months ended September 30, 2021, there was one commercial and industrial loan with a recorded investment of $4.1 million for which there was a payment default within 12 months following the modification, which resulted in a charge-off of $2.0 million. During the three months ended September 30, 2020, there was one CRE, owner occupied loan with a recorded investment of $0.8 million for which there was a payment default within 12 months following the modification. During the nine months ended September 30, 2020, there were two CRE, owner occupied loans with a recorded investment of $1.5 million for which there was a payment default. There was no increase to the allowance for credit losses or a charge-off that resulted from these TDR redefaults during the nine months ended September 30, 2020.
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications. As of September 30, 2021, the Company has outstanding modifications on HFI commercial loans that met these conditions with a net balance of $189.7 million, none of which involve loan payment deferrals. Further, residential HFI mortgage loans in forbearance have a net balance of $39.1 million as of September 30, 2021.

Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans:

	September 30, 2021			December 31, 2020
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Warehouse lending	$—	$—	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—	—	—
Tech & innovation	—	4.9	4.9	—	27.3	27.3
Equity fund resources	—	—	—	—	—	—
Other commercial and industrial	—	12.8	12.8	—	23.6	23.6
CRE - owner occupied	33.5	—	33.5	42.6	—	42.6
Hotel franchise finance	102.2	—	102.2	27.1	—	27.1
Other CRE - non-owner occupied	37.1	—	37.1	73.7	—	73.7
Residential	—	—	—	—	—	—
Construction and land development	5.3	—	5.3	1.5	—	1.5
Other	—	0.1	0.1	—	0.4	0.4
Total	$178.1	$17.8	$195.9	$144.9	$51.3	$196.2
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2021.
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans, see "Note 3. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's loans held for investment portfolio as of September 30, 2021.
The below tables reflect the activity in the allowance for credit losses on loans held for investment by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended September 30, 2021
	Balance, June 30, 2021	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Warehouse lending	$3.2	$(0.6)	$—	$—	$2.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	20.5	8.6	—	(0.1)	29.2
Equity fund resources	1.1	6.1	—	—	7.2
Other commercial and industrial	76.4	18.3	3.3	(0.2)	91.6
CRE - owner occupied	9.3	0.1	—	—	9.4
Hotel franchise finance	49.4	0.2	—	—	49.6
Other CRE - non-owner occupied	29.8	(9.7)	—	—	20.1
Residential	8.1	(2.0)	—	—	6.1
Construction and land development	14.1	(2.6)	—	—	11.5
Other	5.1	(0.7)	—	—	4.4
Total	$232.9	$17.0	$3.3	$(0.3)	$246.9

	Nine Months Ended September 30, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Warehouse lending	$3.4	$(0.8)	$—	$—	$2.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	33.4	(2.6)	2.0	(0.4)	29.2
Equity fund resources	1.9	5.3	—	—	7.2
Other commercial and industrial	94.7	(0.2)	3.7	(0.8)	91.6
CRE - owner occupied	18.6	(9.2)	—	—	9.4
Hotel franchise finance	43.3	6.3	—	—	49.6
Other CRE - non-owner occupied	39.9	(19.2)	2.0	(1.4)	20.1
Residential	0.8	5.2	—	(0.1)	6.1
Construction and land development	22.0	(10.5)	—	—	11.5
Other	5.0	(1.1)	—	(0.5)	4.4
Total	$278.9	$(27.5)	$7.7	$(3.2)	$246.9

	Three Months Ended September 30, 2020
	Balance, June 30, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2020
	(in millions)
Warehouse lending	$0.7	$0.1	$—	$—	$0.8
Municipal & nonprofit	17.1	0.8	—	—	17.9
Tech & innovation	53.6	(10.0)	6.4	—	37.2
Equity fund resources	1.0	0.7	—	—	1.7
Other commercial and industrial	109.9	(0.7)	0.7	(0.2)	108.7
CRE - owner occupied	15.6	3.9	0.1	—	19.4
Hotel franchise finance	35.8	2.2	—	—	38.0
Other CRE - non-owner occupied	32.7	9.2	1.2	—	40.7
Residential	1.7	—	0.3	(0.4)	1.8
Construction and land development	35.8	2.9	—	—	38.7
Other	6.6	(0.9)	0.1	—	5.6
Total	$310.5	$8.2	$8.8	$(0.6)	$310.5

	Nine Months Ended September 30, 2020
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2020
	(in millions)
Warehouse lending	$0.2	$0.6	$—	$—	$0.8
Municipal & nonprofit	17.4	0.5	—	—	17.9
Tech & innovation	21.0	25.4	9.2	—	37.2
Equity fund resources	1.4	0.3	—	—	1.7
Other commercial and industrial	95.8	13.6	2.7	(2.0)	108.7
CRE - owner occupied	10.4	9.1	0.1	—	19.4
Hotel franchise finance	14.1	23.9	—	—	38.0
Other CRE - non-owner occupied	10.5	30.7	2.1	(1.6)	40.7
Residential	3.8	(2.1)	0.3	(0.4)	1.8
Construction and land development	6.2	32.5	—	—	38.7
Other	6.1	(0.4)	0.2	(0.1)	5.6
Total	$186.9	$134.1	$14.6	$(4.1)	$310.5
Accrued interest receivable on loans totaled $196.4 million and $142.1 million at September 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

In addition to the allowance for credit losses on loans held for investment, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in other liabilities on the consolidated balance sheets.
The below tables reflect the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$31.3	$36.3	$37.0	$9.0
Beginning balance adjustment from adoption of CECL	—	—	—	15.1
Provision for (recovery of) credit losses	0.8	8.1	(4.9)	20.3
Balance, end of period	$32.1	$44.4	$32.1	$44.4
The following tables disaggregate the Company's allowance for credit losses on loans held for investment and loan balances by measurement methodology:

	September 30, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,759.9	$—	$4,759.9	$2.6	$—	$2.6
Municipal & nonprofit	1,638.2	—	1,638.2	15.2	—	15.2
Tech & innovation	1,274.5	31.8	1,306.3	19.1	10.1	29.2
Equity fund resources	3,194.0	—	3,194.0	7.2	—	7.2
Other commercial and industrial	5,789.1	18.3	5,807.4	88.7	2.9	91.6
CRE - owner occupied	1,761.9	35.9	1,797.8	9.4	—	9.4
Hotel franchise finance	2,015.7	102.2	2,117.9	35.6	14.0	49.6
Other CRE - non-owner occupied	3,643.6	41.2	3,684.8	20.1	—	20.1
Residential	7,403.0	9.7	7,412.7	6.1	—	6.1
Construction and land development	2,922.2	5.3	2,927.5	11.5	—	11.5
Other	152.6	2.8	155.4	3.2	1.2	4.4
Total	$34,554.7	$247.2	$34,801.9	$218.7	$28.2	$246.9

	December 31, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$4,340.2	$3.4	$—	$3.4
Municipal & nonprofit	1,726.9	1.9	1,728.8	15.9	—	15.9
Tech & innovation	1,375.8	27.2	1,403.0	29.5	3.9	33.4
Equity fund resources	1,145.3	—	1,145.3	1.9	—	1.9
Other commercial and industrial	5,883.1	28.1	5,911.2	90.3	4.4	94.7
CRE - owner occupied	1,857.9	51.4	1,909.3	18.6	—	18.6
Hotel franchise finance	1,927.0	56.9	1,983.9	40.4	2.9	43.3
Other CRE - non-owner occupied	3,553.6	86.6	3,640.2	39.9	—	39.9
Residential	2,367.1	11.4	2,378.5	0.8	—	0.8
Construction and land development	2,427.9	1.5	2,429.4	22.0	—	22.0
Other	182.6	0.6	183.2	5.0	—	5.0
Total	$26,787.4	$265.6	$27,053.0	$267.7	$11.2	$278.9

Loan Purchases and Sales
The following table presents loan purchases by portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Warehouse lending	$—	$—	$—	$99.4
Municipal & nonprofit	—	—	—	1.6
Tech & innovation	55.2	219.2	193.1	480.0
Equity fund resources	1,393.7	—	1,393.7	—
Other commercial and industrial	402.8	51.9	877.2	183.2
Other CRE - non-owner occupied	—	—	14.9	—
Residential	2,682.6	243.3	6,002.8	919.5
Construction and land development	—	—	—	—
Other	99.1	—	137.2	—
Total	$4,633.4	$514.4	$8,618.9	$1,683.7
There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and nine months ended September 30, 2021 and 2020.
The Company did not have significant sales of HFI loans during the three and nine months ended September 30, 2021 and 2020.

6. MORTGAGE SERVICING RIGHTS
The Company acquired MSRs as part of the AMH acquisition. MSRs result from the sale of loans to the secondary market for which AMH retains the right to service the loans. The following table presents the changes in fair value of the Company's MSR assets and other information related to its servicing portfolio:

	Three Months Ended September 30, 2021	Nine Months Ended September 30,2021
	(in millions)
Beginning balance	$726.2	$—
Acquired in AMH acquisition	—	1,376.3
Additions from loans sold with servicing rights retained	230.4	512.7
Reductions from sales	(327.5)	(1,199.0)
Change in fair value	14.9	21.5
Realization of cash flows	(39.2)	(106.7)
Balance, September 30, 2021	$604.8	$604.8

Unpaid principal balance of mortgage loans serviced for others	$47,211.4
Due to the regulatory capital impact of MSRs on the Company's capital ratios, AMH continues to routinely sell certain MSRs and related servicing advances. During the three months ended September 30, 2021, the Company completed sales of MSRs and related servicing advances with an aggregate net sales price of $328.6 million and UPB of loans underlying these sales of $23.3 billion. During the period from the acquisition date through September 30, 2021, the Company completed sales of MSRs and related servicing advances with an aggregate net sales price of $1.2 billion and UPB of loans underlying these sales of $88.6 billion. As of September 30, 2021, the Company has a remaining receivable balance related to holdbacks on these sales for pending servicing transfers of $90.0 million, which was recorded as part of Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $41.5 million three months ended September 30, 2021 and $102.4 million for the period from the acquisition date through September 30, 2021, which are recorded as part of Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the investors of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of September 30, 2021, net servicing advances totaled $54.8 million, which is recorded as part of Other assets on the Consolidated Balance Sheet.

The following presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

September 30, 2021
(in millions)
Fair value of mortgage servicing rights	$604.8
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(48.2)
Favorable change	31.5
Discount rate change of 50 basis points
Increase	(10.0)
Decrease	10.4
Conditional prepayment rate change of 1%
Increase	(17.7)
Decrease	19.7
Cost to service change of 10%
Increase	(7.3)
Decrease	7.3
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

7. OTHER BORROWINGS
The following table summarizes the Company’s short-term and long-term borrowings as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in millions)
Short-Term:
Federal funds purchased	$400.0	$—
FHLB advances	—	5.0
Customer repurchase agreements	16.1	16.0
Other short-term borrowings	29.8	—
Total short-term borrowings	$445.9	$21.0
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$318.3	$—
Credit linked notes, net of debt issuance costs	239.3	—
Total long-term borrowings	$557.6	$—

Total other borrowings	$1,003.5	$21.0
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains federal fund lines of credit totaling $2.9 billion as of September 30, 2021, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of September 30, 2021 outstanding balances on the Company's federal fund lines of credit totaled $400.0 million. As of December 31, 2020, there were no outstanding balances on the Company's federal fund lines of credit.
FHLB Advances
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company has a PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to approximately $630.0 million in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down. At September 30, 2021, the Company had no amounts outstanding under its line of credit or its PPP lending facility with the FRB and had no borrowings under its lines of credit with the FHLB. As of September 30, 2021 and December 31, 2020, the Company had additional available credit with the FHLB of approximately $4.2 billion and $4.0 billion, respectively, and with the FRB of approximately $3.2 billion and $2.7 billion, respectively.
Secured Borrowings
Transfers of AMH loans HFS, not qualifying for sales accounting treatment, resulted in recognition of secured borrowings of $29.8 million at September 30, 2021.
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
As of September 30, 2021, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which no amounts were drawn.

Repurchase Agreements
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $16.1 million and $16.0 million at September 30, 2021 and December 31, 2020, respectively. The weighted average rate on customer repurchase agreements was 0.16% and 0.15% as of September 30, 2021 and December 31, 2020, respectively.
Long-Term Borrowings
AmeriHome Senior Notes
Prior to the Company's acquisition of AmeriHome, in October 2020, AmeriHome issued senior notes with an aggregate principal amount of $300.0 million, maturing on October 26, 2028. The senior notes accrue interest at a rate of 6.50% per annum, paid semiannually. The senior notes contain provisions that allow for redemption of up to 40% of the original aggregate principal amount of the notes during the first three years after issuance at a price equal to 106.50%, plus accrued and unpaid interest. After this three-year period, AmeriHome may redeem some or all of the senior notes at a price equal to 103.25% of the outstanding principal amount, plus accrued and unpaid interest. In 2025, the redemption price of these senior notes declines to 100% of the outstanding principal balance. The carrying amount of the senior notes includes a fair value adjustment (premium) of $19.3 million recognized as of the acquisition date that is being amortized over the term of the notes. As of September 30, 2021, the carrying value of these notes totaled $318.3 million.
Credit Linked Notes
On June 28, 2021, the Company issued $242.0 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $2.9 million in debt issuance costs. The notes mature on December 30, 2024 and accrue interest at a rate equal to three-month LIBOR plus 5.50%, payable quarterly. The notes effectively transfer the risk of first losses on a $1.9 billion reference pool of the Company's warehouse loans to the purchasers of the notes. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pool, the principal balance of the notes will be reduced to the extent of such loss and recognized as a debt extinguishment gain within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in the event of obligor default. Losses on the warehouse lines of credit have not generally been significant. As of September 30, 2021, the carrying value of these notes totaled $239.3 million.

8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt consists of four separate issuances, as detailed in the tables below:

September 30, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-rate (1)	June 2016	July 1, 2056	6.25%	$175.0	$5.5
WAL fixed-to-floating-rate (2)	June 2021	June 15, 2031	3.00%	600.0	8.1
WAB fixed-to-floating-rate (4)	May 2020	June 1, 2030	5.25%	225.0	3.1
Total				$1,000.0	$16.7

December 31, 2020
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-rate (1)	June 2016	July 1, 2056	6.25%	$175.0	$5.5
WAB fixed-to-variable-rate (3)	June 2015	July 15, 2025	3.44%	75.0	1.8
WAB fixed-to-floating-rate (4)	May 2020	June 1, 2030	5.25%	225.0	3.1
Total				$475.0	$10.4
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
(3)    Debt became redeemable, in whole or in part on July 15, 2020, at its principal amount plus accrued and unpaid interest and has converted to a variable rate of 3.20% plus three-month LIBOR through maturity. During the three months ended September 30, 2021, the remaining $75 million was redeemed in full.
(4)    Debt is redeemable, in whole or in part, on or after June 1, 2025 at its principal amount plus accrued and unpaid interest and has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a floating rate per annum equal to three-month SOFR plus 512 basis points.
To hedge the interest rate risk on the Company's 2015 and 2016 subordinated debt issuances, the Company entered into fair value interest rate hedges with receive fixed/pay variable swaps. The carrying value of all subordinated debt issuances, which includes the fair value of the related hedges, totals $985.0 million and $469.8 million at September 30, 2021 and December 31, 2020, respectively.
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
The carrying value of junior subordinated debt was $79.9 million and $78.9 million as of September 30, 2021 and December 31, 2020, respectively. The weighted average interest rate of all junior subordinated debt as of September 30, 2021 was 2.47%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.58% at December 31, 2020.
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

9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2021 were fully vested on July 1, 2021. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2021 was $0.1 million and $34.9 million, respectively. Stock compensation expense related to restricted stock awards granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2021, the Company recognized $5.0 million and $17.2 million respectively, in stock-based compensation expense related to these stock grants, compared to $4.5 million and $15.3 million for the three and nine months ended September 30, 2020, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and nine months ended September 30, 2021 and 2020, however expense was still being recognized through June 30, 2021 for a grant made in 2017 with a four-year vesting period. The Company recognized $0.6 million in stock-based compensation expense related to these performance-based restricted stock grants through June 30, 2021, the end of the vesting period. For the three and nine months ended September 30, 2020, stock-based compensation expense for these awards totaled $0.3 million and $0.9 million, respectively.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2021, the Company recognized $3.1 million and $7.7 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.8 million and $5.3 million for the three and nine months ended September 30, 2020, respectively.
The three-year performance period for the 2018 grant ended on December 31, 2020, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 152,418 shares became fully vested and were distributed to executive management in the first quarter of 2021.
Preferred Stock Issuance
On September 15, 2021, the Company entered into an underwriting agreement, pursuant to which the Company agreed to issue and sell an aggregate of 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per Depositary Share (equivalent to $10,000 per share of Series A preferred stock). During the three and nine months ended September 30, 2021, the Company received net proceeds of $294.5 million from the issuance of preferred stock.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
On June 3, 2021, the Company entered into a distribution agency agreement with J.P. Morgan Securities LLC, under which the Company may sell up to 4,000,000 shares of its common stock on the New York Stock Exchange. The Company pays J.P. Morgan Securities LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and a prospectus supplement filed with the SEC on June 3, 2021, in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). There were no sales under the ATM program during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold 700,000 shares under the ATM program at a weighted-average selling price of $100.59 per share for gross proceeds of $70.4 million. Total related offering costs were $0.6 million, of which $0.4 million relates to compensation costs paid to J.P. Morgan Securities LLC.
Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the three months ended March 31, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.
Common Stock Repurchase
The Company's common stock repurchase program, which expired on December 31, 2020, authorized the Company to repurchase up to $250.0 million of its outstanding common stock. Effective April 17, 2020, the Company temporarily suspended its stock repurchase program. Prior to this decision and pursuant to the repurchase plan, the Company repurchased 2,066,479 shares of its common stock at a weighted average price of $34.65 for a total payment of $71.6 million during the nine months ended September 30, 2020.
Cash Dividend
During the nine months ended September 30, 2021, the Company declared and paid quarterly cash dividends of $0.25 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.35 per share in the third quarter, for a total dividend payment to shareholders of $87.6 million. During the nine months ended September 30, 2020, the Company declared and paid three quarterly cash dividends of $0.25 per share, for a total payment to shareholders of $76.1 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2021, the Company purchased treasury shares of 16,858 and 173,277, respectively, at a weighted average price of $96.90 and $85.15 per share. During the three and nine months ended September 30, 2020, the Company purchased treasury shares of 14,398 and 164,564 at a weighted average price of $35.73 and $50.86 per share, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, June 30, 2021	$64.8	$(0.3)	$—	$64.5
Other comprehensive (loss) income before reclassifications	(21.8)	—	(0.1)	(21.9)
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive (loss) income	(21.8)	—	(0.1)	(21.9)
Balance, September 30, 2021	$43.0	$(0.3)	$(0.1)	$42.6

Balance, June 30, 2020	$66.8	$(0.3)	$7.2	$73.7
Other comprehensive income (loss) before reclassifications	7.6	—	(2.7)	4.9
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive income (loss)	7.6	—	(2.7)	4.9
Balance, September 30, 2020	$74.4	$(0.3)	$4.5	$78.6

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$92.3
Other comprehensive (loss) income before reclassifications	(49.0)	—	(0.6)	(49.6)
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive (loss) income	(49.1)	—	(0.6)	(49.7)
Balance, September 30, 2021	$43.0	$(0.3)	$(0.1)	$42.6

Balance, December 31, 2019	$21.4	$0.0	$3.6	$25.0
Other comprehensive income (loss) before reclassifications	53.2	(0.3)	0.9	53.8
Amounts reclassified from AOCI	(0.2)	—	—	(0.2)
Net current-period other comprehensive income (loss)	53.0	(0.3)	0.9	53.6
Balance, September 30, 2020	$74.4	$(0.3)	$4.5	$78.6

11. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments, including those derivative instruments assumed from the AmeriHome acquisition. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no initial investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
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
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts.
The Company also has interest rate swap contracts, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (Federal Funds rate). These last-of-layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Under these interest rate swap contracts, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. During the three months ended September 30, 2021, the Company completed a partial discontinuation of one of its last-of-layer hedges, which reduced the total hedged amount on these hedges from $1.0 billion to $880.0 million. The $1.2 million cumulative basis adjustment on the discontinued portion was allocated across the remaining pool upon termination of the hedge and is being amortized over the remaining loan term.
The Company has a receive fixed/pay variable interest rate swap, designated as a fair value hedge on its fixed rate $175.0 million subordinated debentures issued on June 16, 2016. The Company is paying a floating rate of three-month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
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
With the acquisition of AmeriHome, the Company uses derivative financial instruments to manage exposure to interest rate risk related to IRLCs, and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments and interest rate futures.

Fair Value Hedges
As of September 30, 2021 and December 31, 2020, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30, 2021		December 31, 2020
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$1,407.3	$48.7	$1,587.1	$85.5
Qualifying debt	(170.3)	(0.2)	(247.6)	(2.7)
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)Includes last-of-layer derivative instruments, with $880 million designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.4 billion and $1.9 billion as of September 30, 2021 and December 31, 2020, respectively). The cumulative basis adjustment on open last-of-layer hedges totaled $6.4 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively. The basis adjustment related to the discontinued portion was $1.1 million as of September 30, 2021.
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

	Three Months Ended September 30,
	2021		2020
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$7.5	$(7.4)	$9.0	$(8.9)
Interest expense	(0.5)	0.5	(2.5)	2.5

	Nine Months Ended September 30,
	2021		2020
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$35.4	$(35.3)	$(39.1)	$39.1
Interest expense	(2.4)	2.4	3.8	(3.8)

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of September 30, 2021, December 31, 2020, and September 30, 2020. The change in the notional amounts of these derivatives from September 30, 2020 to September 30, 2021 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	September 30, 2021			December 31, 2020			September 30, 2020
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$1,546.5	$6.6	$56.5	$1,689.9	$3.3	$86.1	$692.3	$3.4	$92.4
Total	1,546.5	6.6	56.5	1,689.9	3.3	86.1	692.3	3.4	92.4

Derivatives not designated as hedging instruments (2):
Foreign currency contracts	$117.8	$1.8	$0.1	$119.2	$0.7	$1.2	$38.9	$0.5	$0.4
Forward purchase contracts	6,551.0	0.7	37.2	—	—	—	—	—	—
Forward sales contracts	13,984.4	70.8	4.0	—	—	—	—	—	—
Futures purchase contracts (3)	224,325.4	—	—	—	—	—	—	—	—
Futures sales contracts (3)	232,527.0	—	—	—	—	—	—	—	—
Interest rate lock commitments	3,575.7	15.2	5.9	—	—	—	—	—	—
Interest rate swaps	4.1	0.1	0.1	3.5	0.2	0.2	3.5	0.2	0.2
Options contracts	50.0	—	—	—	—	—	—	—	—
Margin		1.3	37.2	—	—	—	—	—	—
Total	$481,135.4	$89.9	$84.5	$122.7	$0.9	$1.4	$42.4	$0.7	$0.6
(1)Interest rate swap amounts include a notional amount of $880 million and $1.0 billion related to the last-of-layer hedges at September 30, 2021 and December 31, 2020, respectively.
(2)Relate to economic hedging arrangements.
(3)The Company enters into forward purchase and sales contracts, almost all of which, are based on three-month LIBOR to hedge against its MSR valuation exposure. The notional amount on these contracts is substantial as these contracts have a duration of only 0.25 years and are intended to cover the longer duration of MSR hedges.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	September 30, 2021			December 31, 2020			September 30, 2020
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	($ in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$0.6	$—	$0.6	$—	$—	$—	$—	$—	$—
Forward sales contracts	69.4	—	69.4	—	—	—	—	—	—
Interest rate swaps	6.6	—	6.6	3.3		3.3	3.4	—	3.4
Margin	1.3	—	1.3	—	—	—	—	—	—
Netting (1)	—	(66.4)	(66.4)	—	(0.6)	(0.6)	—	—	—
	77.9	(66.4)	11.5	3.3	(0.6)	2.7	3.4	—	3.4
Liabilities
Forward purchase contracts	$(37.0)	$—	$(37.0)	$—	$—	$—	$—	$—	$—
Forward sales contracts	(4.0)	—	(4.0)	—	—	—	—	—	—
Interest rate swaps	(56.5)	—	(56.5)	(86.1)	—	(86.1)	(92.4)	—	(92.4)
Margin	(37.2)	—	(37.2)	—	—	—	—	—	—
Netting (1)	—	66.4	66.4	—	0.6	0.6	—	—	—
	(134.7)	66.4	(68.3)	(86.1)	0.6	(85.5)	(92.4)	—	(92.4)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1.8	$—	$1.8	$0.7	$—	$0.7	$0.5	$—	$0.5
Forward purchase contracts	0.1	—	0.1	—	—	—	—	—	—
Forward sales contracts	1.4	—	1.4	—	—	—	—	—	—
Interest rate lock commitments	15.2	—	15.2	—	—	—	—	—	—
Interest rate swaps	0.1	—	0.1	0.2	—	0.2	0.2	—	0.2
	18.6	—	18.6	0.9	—	0.9	0.7	—	0.7
Liabilities
Foreign currency contracts	$(0.1)	$—	$(0.1)	$(1.2)	$—	$(1.2)	$(0.4)	$—	$(0.4)
Forward purchase contracts	(0.2)	—	(0.2)	—	—	—	—	—	—
Interest rate lock commitments	(5.9)	—	(5.9)	—	—	—	—	—	—
Interest rate swaps	(0.1)	—	(0.1)	(0.2)	—	(0.2)	(0.2)	—	(0.2)
	(6.3)	—	(6.3)	(1.4)	—	(1.4)	(0.6)	—	(0.6)
Total derivatives
Assets	$96.5	$(66.4)	$30.1	$4.2	$(0.6)	$3.6	$4.1	$—	$4.1
Liabilities	$(141.0)	$66.4	$(74.6)	$(87.5)	$0.6	$(86.9)	$(93.0)	$—	$(93.0)
(1)    Includes net cash collateral of $36.0 million as of September 30, 2021.

The following table summarizes net gains (losses) on derivatives included in income for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	($ in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(26.6)	$(7.0)
Forward contracts	17.1	(50.6)
Other contracts	(2.4)	(0.1)
Total loss	$(11.9)	$(57.7)
Net loan servicing revenue:
Forward contracts	$(2.6)	$10.1
Options contracts	1.4	0.4
Futures contracts	(8.9)	15.7
Total (loss) gain	$(10.1)	$26.2
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties for its derivatives designated as hedging instruments totaled $97.6 million, $117.8 million, and $107.0 million as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively.
12. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Weighted average shares - basic	103.3	99.9	102.3	100.3
Dilutive effect of stock awards	0.6	0.2	0.6	0.3
Weighted average shares - diluted	103.9	100.1	102.9	100.6
Net income available to common stockholders	$236.9	$135.8	$653.2	$313.0
Earnings per share - basic	2.29	1.36	6.39	3.12
Earnings per share - diluted	2.28	1.36	6.35	3.11
The Company had no anti-dilutive stock options outstanding at each of the periods ended September 30, 2021 and 2020.

13. INCOME TAXES
The Company's effective tax rate was 21.7% and 18.5% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company's effective tax rate was 19.7% and 18.1%, respectively. The increase in the three and nine month effective tax rate is primarily due to projected pretax book income growth outpacing growth in permanent tax benefit items for the year.
As of September 30, 2021, the net DTA balance totaled $10.5 million, a decrease of $20.8 million from the year end 2020 DTA balance of $31.3 million and includes adjustments related to the AmeriHome acquisition. This overall decrease in the net deferred tax asset was primarily the result of increases to mortgage servicing rights and decreases in deferred insurance premiums. These items were not fully offset by increases to the net deferred tax asset from expected tax credit carryforwards, decreases in the fair market value of AFS securities and other accruals.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $10.5 million at September 30, 2021 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2021 and December 31, 2020, the Company had no deferred tax valuation allowance.
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
Investments in LIHTC and renewable energy total $508.8 million and $405.6 million as of September 30, 2021 and December 31, 2020, respectively. Unfunded LIHTC and renewable energy obligations are included as part of other liabilities on the Consolidated Balance Sheets and total $230.3 million and $151.7 million as of September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, $12.9 million and $14.5 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the nine months ended September 30, 2021 and 2020, $36.6 million and $34.2 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,162.8 at September 30, 2021 and $1,077.2 at December 31, 2020	$11,162.3	$9,425.2
Credit card commitments and financial guarantees	296.6	291.5
Letters of credit, including unsecured letters of credit of $5.4 at September 30, 2021 and $9.9 at December 31, 2020	167.0	186.9
Total	$11,625.9	$9,903.6
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 5. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $32.1 million and $37.0 million as of September 30, 2021 and December 31, 2020, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended September 30, 2021 and December 31, 2020, CRE related loans accounted for approximately 31% and 38% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 25% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2021 and December 31, 2020, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $5.8 million and $13.9 million during the three and nine months ended September 30, 2021, respectively, compared to $3.9 million and $10.9 million for the three and nine months ended September 30, 2020 respectively. Other lease costs, which include common area maintenance, parking, and taxes, and were included as part of occupancy expense, totaled $0.9 million and $2.8 million during the three and nine months ended September 30, 2021, respectively, compared to $1.0 million and $2.9 million for the three and nine months ended September 30, 2020, respectively.

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
For the three and nine months ended September 30, 2021 and 2020, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Unrealized (losses) gains	$(0.2)	$(3.6)	$(0.8)	$1.2
Changes included in OCI, net of tax	(0.1)	(2.7)	(0.6)	0.9
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
Mortgage servicing rights: MSRs are measured based on valuation techniques using Level 3 inputs. The Company uses a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, recapture rate, and cost to service.
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
	(in millions)
September 30, 2021
Assets:
Available-for-sale debt securities
CLO	$—	$963.9	$—	$963.9
Commercial MBS issued by GSEs	—	75.5	—	75.5
Corporate debt securities	—	364.5	—	364.5
Private label residential MBS	—	1,610.2	—	1,610.2
Residential MBS issued by GSEs	—	1,969.0	—	1,969.0
Tax-exempt	—	1,329.5	—	1,329.5
U.S. treasury securities	10.0	—	—	10.0
Other	28.4	32.6	—	61.0
Total AFS debt securities	$38.4	$6,345.2	$—	$6,383.6
Equity securities
CRA investments	$27.6	$34.5	$—	$62.1
Preferred stock	116.3	—	—	116.3
Total equity securities	$143.9	$34.5	$—	$178.4
Loans HFS	$—	$4,589.3	$4.8	$4,594.1
Mortgage servicing rights	—	—	604.8	604.8
Derivative assets (1)	—	81.3	15.2	96.5
Liabilities:
Junior subordinated debt (2)	$—	$—	$66.7	$66.7
Derivative liabilities (1)	—	135.1	5.9	141.0
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $48.7 million and the net carrying value of subordinated debt is increased by $0.2 million as of September 30, 2021 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
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
For the three and nine months ended September 30, 2021 and 2020, the change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$(66.5)	$(57.0)	$(65.9)	$(61.7)
Change in fair value (1)	(0.2)	(3.5)	(0.8)	1.2
Ending balance	$(66.7)	$(60.5)	$(66.7)	$(60.5)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(0.1) million and $(2.7) million for three months ended September 30, 2021 and 2020, respectively, and $(0.6) million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$66.7	Discounted cash flow	Implied credit rating of the Company	2.66%

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65.9	Discounted cash flow	Implied credit rating of the Company	2.87%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2021 and December 31, 2020 was the implied credit risk for the Company. As of September 30, 2021 and December 31, 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.

As of September 30, 2021, the Company estimates the discount rate at 2.66%, which represents an implied credit spread of 2.53% plus three-month LIBOR (0.13%). As of December 31, 2020, the Company estimated the discount rate at 2.87%, which was a 2.64% credit spread plus three-month LIBOR (0.24%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended September 30, 2021
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, June 30, 2021	$0.7	$726.2	$30.9
Purchases and additions	2.6	230.4	8,331.1
Sales and payments	(2.7)	(327.5)	—
Transfers from Level 2 to Level 3	4.4	—	—
Transfers from Level 3 to Level 2	—	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(8,356.5)
Change in fair value	(0.2)	14.9	3.8
Realization of cash flows	—	(39.2)	—
Balance, September 30, 2021	$4.8	$604.8	$9.3
Unrealized (losses) gains included in income related to assets held at period end	$(0.3)	$5.9	$9.3
(1)     Interest rate lock commitment asset and liability positions are presented net.

	Nine Months Ended September 30, 2021
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, December 31, 2020	$—	$—	$—
Acquired in AMH acquisition	0.7	1,376.3	23.7
Purchases and additions	2.6	512.7	14,669.4
Sales and payments	(3.8)	(1,199.0)	—
Transfers from Level 2 to Level 3	5.5	—	—
Transfers from Level 3 to Level 2	—	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(14,680.9)
Change in fair value	(0.2)	21.5	(2.9)
Realization of cash flows	—	(106.7)	—
Balance, September 30, 2021	$4.8	$604.8	$9.3
Unrealized (losses) gains included in income related to assets held at period end	$(0.3)	$(9.2)	$9.3
(1)    Interest rate lock commitment asset and liability positions are presented net.
The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		September 30, 2021
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	476 - 571	506
	Conditional prepayment rate (1)	9.6% - 21.5%	15.2%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 44.0	28.9
	Cost to service	$84 - $91	$86
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(3.3) - (1.9)	(2.6)
Interest rate lock commitments:	Servicing fee multiple	4.0 - 5.9	5.1
	Pull-through rate	80% - 100%	93%
(1)    Lifetime total prepayment speed annualized.

The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the fair value option has been elected:

	September 30, 2021
	Fair value	Unpaid principal balance	Difference
	(in millions)
Loans held for sale:
Current through 89 days delinquent	$4,593.4	$4,422.9	$170.5
90 days or more delinquent	0.7	0.8	(0.1)
Total	$4,594.1	$4,423.7	$170.4
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of September 30, 2021:
Loans HFI	$178.5	$—	$—	$178.5
Other assets acquired through foreclosure	11.5	—	—	11.5
As of December 31, 2020:
Loans HFI	$187.3	$—	$—	$187.3
Other assets acquired through foreclosure	1.4	—	—	1.4
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$178.5	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
Other assets acquired through foreclosure	11.5	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$187.3	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
Other assets acquired through foreclosure	1.4	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

Loans: HFI loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In addition, when adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity.
Total Level 3 collateral dependent loans had an estimated fair value of $178.5 million and $187.3 million at September 30, 2021 and December 31, 2020, respectively, net of a specific valuation allowance of $17.4 million and $8.9 million at September 30, 2021 and December 31, 2020, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $11.5 million and $1.4 million of such assets at September 30, 2021 and December 31, 2020, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,046.9	$—	$1,092.0	$—	$1,092.0
AFS	6,383.6	38.4	6,345.2	—	6,383.6
Equity	178.4	143.9	34.5	—	178.4
Derivative assets	96.5	—	81.3	15.2	96.5
Loans HFS	6,534.3	—	4,589.3	1,976.5	6,565.8
Loans HFI, net	34,555.0	—	—	34,979.9	34,979.9
Mortgage servicing rights	604.8	—	—	604.8	604.8
Accrued interest receivable	229.5	—	229.5	—	229.5
Financial liabilities:
Deposits	$45,282.6	$—	$45,286.1	$—	$45,286.1
Other borrowings	1,003.5	—	1,004.4	—	1,004.4
Qualifying debt	1,064.9	—	1,043.5	80.4	1,123.9
Derivative liabilities	141.0	—	135.1	5.9	141.0
Accrued interest payable	17.8	—	17.8	—	17.8

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$568.8	$—	$611.8	$—	$611.8
AFS	4,708.5	26.5	4,682.0	—	4,708.5
Equity securities	167.3	141.7	25.6	—	167.3
Derivative assets	4.2	—	4.2	—	4.2
Loans HFI, net	26,774.1	—	—	27,231.0	27,231.0
Accrued interest receivable	166.1	—	166.1	—	166.1
Financial liabilities:
Deposits	$31,930.5	$—	$31,935.9	$—	$31,935.9
Other borrowings	21.0	—	21.0	—	21.0
Qualifying debt	548.7	—	488.1	79.3	567.4
Derivative liabilities	87.5	—	87.5	—	87.5
Accrued interest payable	11.0	—	11.0	—	11.0
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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2021 and December 31, 2020 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at September 30, 2021 and December 31, 2020.

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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2021:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,613.8	$11.9	$70.8	$8,531.1
Loans held for sale	6,534.3	—	6,534.3	—
Loans, net of deferred loan fees and costs	34,801.9	22,823.9	11,978.0	—
Less: allowance for credit losses	(246.9)	(227.8)	(19.1)	—
Total loans	34,555.0	22,596.1	11,958.9	—
Other assets acquired through foreclosure, net	11.5	11.5	—	—
Goodwill and other intangible assets, net	608.4	295.0	313.4	—
Other assets	2,452.1	249.5	1,086.0	1,116.6
Total assets	$52,775.1	$23,164.0	$19,963.4	$9,647.7
Liabilities:
Deposits	$45,282.6	$28,409.9	$15,751.2	$1,121.5
Borrowings and qualifying debt	2,052.3	—	348.1	1,704.2
Other liabilities	926.2	255.9	148.1	522.2
Total liabilities	48,261.1	28,665.8	16,247.4	3,347.9
Allocated equity:	4,514.0	2,369.2	1,483.4	661.4
Total liabilities and stockholders' equity	$52,775.1	$31,035.0	$17,730.8	$4,009.3
Excess funds provided (used)	—	7,871.0	(2,232.6)	(5,638.4)

Income Statement:
Three Months Ended September 30, 2021:	(in millions)
Net interest income	$410.4	$304.4	$170.3	$(64.3)
Provision for (recovery of) credit losses	12.3	19.3	(5.5)	(1.5)
Net interest income (expense) after provision for credit losses	398.1	285.1	175.8	(62.8)
Non-interest income	138.1	15.1	123.8	(0.8)
Non-interest expense	233.8	107.0	123.6	3.2
Income (loss) before income taxes	302.4	193.2	176.0	(66.8)
Income tax expense (benefit)	65.5	46.5	42.6	(23.6)
Net income (loss) available to common stockholders	$236.9	$146.7	$133.4	$(43.2)

Nine Months Ended September 30, 2021:	(in millions)
Net interest income	$1,098.2	$848.8	$417.8	$(168.4)
(Recovery of) provision for credit losses	(34.6)	(35.5)	3.4	(2.5)
Net interest income (expense) after provision for credit losses	1,132.8	884.3	414.4	(165.9)
Non-interest income	293.8	48.2	241.1	4.5
Non-interest expense	613.6	309.4	294.4	9.8
Income (loss) before income taxes	813.0	623.1	361.1	(171.2)
Income tax expense (benefit)	159.8	149.8	87.5	(77.5)
Net income (loss) available to common stockholders	$653.2	$473.3	$273.6	$(93.7)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2020:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,176.5	$12.0	$45.6	$8,118.9
Loans, net of deferred loan fees and costs	27,053.0	20,245.8	6,798.2	9.0
Less: allowance for loan losses	(278.9)	(263.4)	(15.4)	(0.1)
Total loans	26,774.1	19,982.4	6,782.8	8.9
Other assets acquired through foreclosure, net	1.4	1.4	—	—
Goodwill and other intangible assets, net	298.5	296.1	2.4	—
Other assets	1,210.5	257.0	96.6	856.9
Total assets	$36,461.0	$20,548.9	$6,927.4	$8,984.7
Liabilities:
Deposits	$31,930.5	$21,448.0	$9,936.8	$545.7
Borrowings and qualifying debt	553.7	—	—	553.7
Other liabilities	563.3	170.4	3.3	389.6
Total liabilities	33,047.5	21,618.4	9,940.1	1,489.0
Allocated equity:	3,413.5	1,992.2	579.1	842.2
Total liabilities and stockholders' equity	$36,461.0	$23,610.6	$10,519.2	$2,331.2
Excess funds provided (used)	—	3,061.7	3,591.8	(6,653.5)

Income Statements:
Three Months Ended September 30, 2020:	(in millions)
Net interest income	$284.7	$245.4	$80.8	$(41.5)
Provision for (recovery of) credit losses	14.6	20.1	(3.7)	(1.8)
Net interest income (expense) after provision for credit losses	270.1	225.3	84.5	(39.7)
Non-interest income	20.6	13.3	0.6	6.7
Non-interest expense	124.1	77.3	21.2	25.6
Income (loss) before income taxes	166.6	161.3	63.9	(58.6)
Income tax expense (benefit)	30.8	38.9	15.2	(23.3)
Net income (loss)	$135.8	$122.4	$48.7	$(35.3)

Nine Months Ended September 30, 2020:	(in millions)
Net interest income	$852.1	$728.8	$208.9	$(85.6)
Provision for (recovery of) credit losses	157.8	165.9	(11.2)	3.1
Net interest income (expense) after provision for credit losses	694.3	562.9	220.1	(88.7)
Non-interest income	47.0	34.3	1.4	11.3
Non-interest expense	359.4	230.9	68.2	60.3
Income (loss) before income taxes	381.9	366.3	153.3	(137.7)
Income tax expense (benefit)	68.9	87.8	36.3	(55.2)
Net income (loss)	$313.0	$278.5	$117.0	$(82.5)

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
Disaggregation of Revenue
The following table represents a disaggregation of revenue from contracts with customers for the periods indicated along with the reportable segment for each revenue category:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Three Months Ended September 30, 2021	(in millions)
Revenue from contracts with customers:
Service charges and fees	$7.1	$6.6	$0.5	$—
Debit and credit card interchange (1)	1.7	1.7	—	—
Success fees (2)	—	—	—	—
Other income	0.2	0.2	—	—
Total revenue from contracts with customers	$9.0	$8.5	$0.5	$—
Revenues outside the scope of ASC 606 (3)	129.1	6.6	123.3	(0.8)
Total non-interest income	$138.1	$15.1	$123.8	$(0.8)

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Nine Months Ended September 30, 2021	(in millions)
Revenue from contracts with customers:
Service charges and fees	$21.2	$19.7	$1.5	$—
Debit and credit card interchange (1)	4.8	4.7	0.1	—
Success fees (2)	1.0	1.0	—	—
Other income	0.6	0.6	—	—
Total revenue from contracts with customers	$27.6	$26.0	$1.6	$—
Revenues outside the scope of ASC 606 (3)	266.2	22.2	239.5	4.5
Total non-interest income	$293.8	$48.2	$241.1	$4.5
(1)Included as part of Commercial banking related income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Three Months Ended September 30, 2020	(in millions)
Revenue from contracts with customers:
Service charges and fees	$5.9	$5.5	$0.4	$—
Debit and credit card interchange (1)	1.6	1.6	—	—
Success fees (2)	—	—	—	—
Other income	0.1	0.1	—	—
Total revenue from contracts with customers	$7.6	$7.2	$0.4	$—
Revenues outside the scope of ASC 606 (3)	13.0	6.1	0.2	6.7
Total non-interest income	$20.6	$13.3	$0.6	$6.7

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Nine Months Ended September 30, 2020	(in millions)
Revenue from contracts with customers:
Service charges and fees	$17.4	$16.4	$1.0	$—
Debit and credit card interchange (1)	4.0	3.9	0.1	—
Success fees (2)	0.4	0.4	—	—
Other income	0.2	0.2	—	—
Total revenue from contracts with customers	$22.0	$20.9	$1.1	$—
Revenues outside the scope of ASC 606 (3)	25.0	13.4	0.3	11.3
Total non-interest income	$47.0	$34.3	$1.4	$11.3
(1)Included as part of Card income in the Consolidated Income Statement.
(2)Included as part of Income from equity investments in the Consolidated Income Statement.
(3)Amounts are accounted for under separate guidance. Refer to discussion of revenue sources not subject to ASC 606 under the Non-interest income section in "Note 1. Summary of Significant Accounting Policies."
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. Other contracts with customers are for services to be provided at a point in time, and fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of September 30, 2021. The revenue streams within the scope of ASC 606 are described in further detail below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. The Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers. The Company generally receives payments for its services during the period or at the time services are provided, therefore, does not have material contract liability balances at period-end. The Company records contract assets or receivables when revenue is recognized prior to receipt of cash from the customer. Accounts receivable totals $2.0 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively, and are presented in Other assets on the Consolidated Balance Sheets.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) ability to successfully integrate and operate AMH; 2) the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, as well as the distribution and effectiveness of COVID-19 vaccines; 3) other financial market and economic conditions adversely effecting financial performance, including the potential impact on borrowers of supply chain disruptions; 4) dependency on real estate and events that negatively impact the real estate market; 5) high concentration of commercial real estate and commercial and industrial loans; 6) the inherent risk associated with accounting estimates, including the impact to the Company's allowance, provision for credit losses, and capital levels under the CECL accounting standard; 7) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 8) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 9) the Company's ability to compete in a highly competitive market; 10) dependence on low-cost deposits; 11) ability to borrow from the FHLB or the FRB; 12) exposure to environmental liabilities related to the properties to which the Company acquires title; 13) perpetration of fraud; 14) information security breaches; 15) reliance on third parties to provide key components of the Company's infrastructure; 16) a change in the Company's creditworthiness; 17) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 18) expansion strategies may not be successful; 19) risks associated with new lines of businesses or new products and services within existing lines of business; 20) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 21) inadequate or ineffective risk management practices and internal controls and procedures; 22) the Company's ability to adapt to technological change; 23) exposure to natural and man-made disasters in markets that the Company operates; 24) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 25) failure to comply with state and federal banking agency laws and regulations; 26) exposure of financial instruments to certain market risks may increase the volatility of earnings and AOCI; 27) uncertainty about the future of LIBOR, changes in interest rates, and increased rate competition; and 28) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Developments: Closing of AMH Acquisition
On April 7, 2021, the Company completed its acquisition of Aris, the parent company of AMH, pursuant to which, Aris merged with and into an indirect subsidiary of WAB. Based on AMH's closing balance sheet and a $275 million cash premium, total preliminary cash consideration was approximately $1.22 billion. As a result of the Merger, AMH is now a wholly-owned indirect subsidiary of the Company and will continue to operate as AmeriHome Mortgage, a Western Alliance Bank company. AMH is a leading national business to business mortgage acquirer and servicer. The acquisition of AMH complements the Company’s national commercial businesses with a national mortgage franchise that allows the Company to expand mortgage-related offerings to existing clients and diversifies the Company’s revenue profile by expanding sources of non-interest income.
AMH's results of operations have been included in the Company's results beginning April 7, 2021.
Recent Developments: COVID-19 and the CARES Act
The COVID-19 pandemic and certain provisions of the CARES Act and other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company's operations, as further discussed below. On September 9, 2021, in an effort to prevent the spread of COVID-19 and the highly contagious Delta variant, President Biden announced executive orders that included a mandate for private-sector businesses with 100 or more employees to require COVID-19 vaccination or weekly testing as soon as the OSHA issues its ETS. As of the date of filing of this Quarterly Reporting on Form 10-Q, the OSHA has yet to deliver its ETS. The Company is monitoring the status of the ETS and will review it upon release to understand and comply with any legal obligations. Current health and safety protocols in place across the Company’s offices and banking centers remain in compliance with applicable state and federal guidelines.
Financial position and results of operations
The Company recorded a credit loss provision of $12.3 million and a release of credit provisions of $34.6 million during the three and nine months ended September 30, 2021, respectively, compared to credit loss provisions of $14.6 million and $157.8 million during the three and nine months ended September 30, 2020, respectively. The decrease in credit loss provision compared to the same periods in the prior year is attributable to the continued improved outlook for the overall economy. While the Company has not to date experienced significant write-offs related to the COVID-19 pandemic, the Company is continuing to closely monitor its loans with borrowers in COVID-19 impacted industries.
The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	September 30, 2021
	Loan Balance	Percent of Total Loan Portfolio
	(dollars in millions)
Industry (1):
Hotel	$2,364.2	5.7%
Investor dependent	967.3	2.3
Retail (2)	723.4	1.8
Gaming	587.8	1.4
Total	$4,642.7	11.2%
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

Lending operations and accommodations to borrowers
The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of the program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses were able to apply for and receive PPP loans through May 31, 2021 and certain small businesses that previously received a loan under the original program were eligible to obtain an additional loan. These loans have a five-year term and earn interest at a rate of 1%. During the three months ended September 30, 2021, there were no additional loans funded by the Company under the second round of the PPP and the Company received $192.1 million and $44.2 million in loan payoffs on the first and second rounds of PPP loans, respectively. During the nine months ended September 30, 2021, the Company funded $602.5 million in loans under the second round of the PPP and received $1.4 billion and $44.5 million in loan payoffs on the first and second rounds of PPP loans, respectively. As of September 30, 2021, the carrying value of loans originated under the first and second round of the PPP totaled $623.5 million.
The CARES Act permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provided interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This included the following (i) the loan modification was made between March 1, 2020 and December 31, 2020, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers included extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of September 30, 2021, the Company has outstanding modifications on HFI commercial loans that met these conditions with a net balance of $189.7 million, none of which involve loan payment deferrals. Further, residential HFI mortgage loans in forbearance have a net balance of $39.1 million as of September 30, 2021.
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
Financial Results Highlights for the Third Quarter of 2021
•Net income of $236.9 million, compared to $135.8 million for the third quarter 2020
•Diluted earnings per share of $2.28, compared to $1.36 per share for the third quarter 2020
•Total HFI loans of $34.8 billion, up $4.8 billion from June 30, 2021, and $7.7 billion from December 31, 2020
•Total deposits of $45.3 billion, up $3.4 billion from June 30, 2021, and $13.4 billion from December 31, 2020
•Net interest margin of 3.43%, compared to 3.71% in the third quarter 2020
•Net revenue of $548.5 million, an increase of 79.7%, or $243.2 million, compared to the third quarter 2020, with non-interest expense increase of 88.4%, or $109.7 million, compared to the third quarter 2020
•PPNR of $317.1 million, up 75.0% from $181.2 million in the third quarter 20201
•Efficiency ratio of 41.5% in the third quarter 2021, compared to 39.7% in the third quarter 20201
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.17% of total assets, from 0.47% at September 30, 2020
•Annualized net loan charge-offs to average loans outstanding of 0.04%, compared to 0.13% for the third quarter 2020
•Tangible common equity ratio of 6.9%, compared to 8.9% at September 30, 20201
•Stockholders' equity of $4.5 billion, an increase of $479.5 million from June 30, 2021 and $1.1 billion from December 31, 2020
•Book value per common share of $40.49, an increase of 26.6% from $31.98 at September 30, 2020
•Tangible book value per share, net of tax, of $34.67, an increase of $5.64, or 19.4%, from $29.03 at September 30, 20201
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2021.

1 See Non-GAAP Financial Measures section beginning on page 81.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income	$236.9	$135.8	$653.2	$313.0
Earnings per share - basic	2.29	1.36	6.39	3.12
Earnings per share - diluted	2.28	1.36	6.35	3.11
Return on average assets	1.83%	1.66%	1.89%	1.38%
Return on average equity	22.5	17.0	22.8	13.5
Return on average tangible common equity (1)	26.6	18.7	26.3	14.9
Net interest margin	3.43	3.71	3.44	4.03
(1) See Non-GAAP Financial Measures section beginning on page 81.

	September 30, 2021	December 31, 2020
	(in millions)
Total assets	$52,775.1	$36,461.0
HFI loans, net of deferred loan fees and costs	34,801.9	27,053.0
Total deposits	45,282.6	31,930.5
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

	September 30, 2021	December 31, 2020
	(dollars in millions)
Nonaccrual loans	$78.1	$115.2
Non-performing assets	116.4	149.8
Nonaccrual loans to funded HFI loans	0.22%	0.43%
Net charge-offs to average loans outstanding (1)	0.04	0.06
(1)Annualized on an actual/actual basis for the three months ended September 30, 2021. Actual year-to-date for the year ended December 31, 2020.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $52.8 billion at September 30, 2021 from $36.5 billion at December 31, 2020. The increase in total assets of $16.3 billion, or 44.7%, was driven by continued organic loan and deposit growth and the acquisition of AmeriHome. HFI loans increased by $7.7 billion, or 28.6%, to $34.8 billion as of September 30, 2021, compared to $27.1 billion as of December 31, 2020. The increase in HFI loans from December 31, 2020 was driven by increases in residential real estate loans of $5.0 billion, commercial and industrial loans of $2.2 billion, construction and land development loans of $512.0 million, and CRE, non-owner occupied loans of $189.0 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $160.2 million. Additionally, HFS loans rose by $6.5 billion, up from zero as of December 31, 2020 related to the acquisition of AmeriHome.
Total deposits increased $13.4 billion, or 41.8%, to $45.3 billion as of September 30, 2021 from $31.9 billion as of December 31, 2020. The increase in deposits from December 31, 2020 was driven by increases of $7.6 billion in non-interest bearing demand deposits, $5.0 billion in savings and money market accounts, and interest bearing demand deposits of $557.9 million.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$442.8	$304.8	$138.0	$1,175.4	$930.2	$245.2
Interest expense	32.4	20.1	12.3	77.2	78.1	(0.9)
Net interest income	410.4	284.7	125.7	1,098.2	852.1	246.1
Provision for (recovery of) credit losses	12.3	14.6	(2.3)	(34.6)	157.8	(192.4)
Net interest income after provision for (recovery of) credit losses	398.1	270.1	128.0	1,132.8	694.3	438.5
Non-interest income	138.1	20.6	117.5	293.8	47.0	246.8
Non-interest expense	233.8	124.1	109.7	613.6	359.4	254.2
Income before provision for income taxes	302.4	166.6	135.8	813.0	381.9	431.1
Income tax expense	65.5	30.8	34.7	159.8	68.9	90.9
Net income available to common stockholders	$236.9	$135.8	$101.1	$653.2	$313.0	$340.2
Earnings per share - basic	$2.29	$1.36	$0.93	$6.39	$3.12	$3.27
Earnings per share - diluted	$2.28	$1.36	$0.92	$6.35	$3.11	$3.24
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
The following table shows the components of PPNR for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net interest income	$410.4	$284.7	$1,098.2	$852.1
Total non-interest income	138.1	20.6	293.8	47.0
Net revenue	$548.5	$305.3	$1,392.0	$899.1
Total non-interest expense	233.8	124.1	613.6	359.4
Less: Acquisition and restructure expense	2.4	—	18.5	—
Total non-interest expense, adjusted	$231.4	$124.1	$595.1	$359.4
Pre-provision net revenue(1)	$317.1	$181.2	$796.9	$539.7
Less:
Acquisition and restructure expense	2.4	—	18.5	—
Provision for (recovery of) credit losses	12.3	14.6	(34.6)	157.8
Income tax expense	65.5	30.8	159.8	68.9
Net income	$236.9	$135.8	$653.2	$313.0
(1)    We believe this non-GAAP measurement is a key indicator of the earnings power of the Company.

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Total non-interest expense, adjusted	$231.4	$124.1	$595.1	$359.4
Divided by:
Total net interest income	$410.4	$284.7	$1,098.2	$852.1
Plus:
Tax equivalent interest adjustment	8.5	7.2	24.9	20.6
Total non-interest income	138.1	20.6	293.8	47.0
	$557.0	$312.5	$1,416.9	$919.7
Efficiency ratio - tax equivalent basis	41.5%	39.7%	42.0%	39.1%
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

	September 30, 2021	December 31, 2020
	(dollars and shares in millions)
Total stockholders' equity	$4,514.0	$3,413.5
Less: goodwill and intangible assets	608.4	298.5
Less: preferred stock	294.5	—
Total tangible stockholders' equity	3,611.1	3,115.0
Plus: deferred tax - attributed to intangible assets	1.8	1.6
Total tangible common equity, net of tax	$3,612.9	$3,116.6

Total assets	$52,775.1	$36,461.0
Less: goodwill and intangible assets, net	608.4	298.5
Tangible assets	52,166.7	36,162.5
Plus: deferred tax - attributed to intangible assets	1.8	1.6
Total tangible assets, net of tax	$52,168.5	$36,164.1

Tangible common equity ratio	6.9%	8.6%
Common shares outstanding	104.2	100.8
Book value per common share	$40.49	$33.85
Tangible book value per common share, net of tax	34.67	30.90

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of September 30, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	September 30, 2021	December 31, 2020
	(dollars in millions)
Common equity tier 1:
Common equity	$4,263.0	$3,465.9
Less:
Non-qualifying goodwill and intangibles	605.1	296.9
Disallowed deferred tax asset	4.4	—
AOCI related adjustments	42.7	91.8
Unrealized gain on changes in fair value liabilities	(0.1)	0.5
Common equity tier 1	$3,610.9	$3,076.7
Divided by: Risk-weighted assets	$41,400.2	$31,015.4
Common equity tier 1 ratio	8.7%	9.9%

Common equity tier 1	$3,610.9	$3,076.7
Plus: Preferred stock and trust preferred securities	376.0	81.5
Tier 1 capital	$3,986.9	$3,158.2
Divided by: Tangible average assets	$50,668.8	$34,349.3
Tier 1 leverage ratio	7.9%	9.2%

Total capital:
Tier 1 capital	$3,986.9	$3,158.2
Plus:
Subordinated debt	985.1	454.8
Adjusted allowances for credit losses	228.3	259.0
Tier 2 capital	$1,213.4	$713.8
Total capital	$5,200.3	$3,872.0
Total capital ratio	12.6%	12.5%

Classified assets to tier 1 capital plus allowance:
Classified assets	$264.9	$223.7
Divided by: Tier 1 capital	3,986.9	3,158.2
Plus: Adjusted allowances for credit losses	228.3	259.0
Total Tier 1 capital plus adjusted allowances for credit losses	$4,215.2	$3,417.2
Classified assets to tier 1 capital plus allowance	6.3%	6.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$7,254.2	$61.3	3.35%	$20.3	$—	—%
Loans held for investment:
Commercial and industrial	14,943.0	156.1	4.23	12,687.9	130.0	4.17
CRE - non-owner-occupied	5,754.5	68.5	4.73	5,393.1	63.8	4.72
CRE - owner-occupied	2,030.5	25.1	5.00	2,232.7	26.6	4.85
Construction and land development	2,862.7	40.6	5.63	2,209.3	32.3	5.83
Residential real estate	5,906.7	46.0	3.09	2,396.0	23.4	3.88
Consumer	43.6	0.4	4.18	38.5	0.5	4.88
Total HFI loans (1), (2), (3)	31,541.0	336.7	4.28	24,957.5	276.6	4.47
Securities:
Securities - taxable	5,521.4	25.6	1.84	2,811.6	14.8	2.09
Securities - tax-exempt	2,223.3	17.9	4.00	1,556.4	12.6	4.07
Total securities (1)	7,744.7	43.5	2.46	4,368.0	27.4	2.79
Other	1,882.9	1.3	0.27	1,926.4	0.8	0.17
Total interest earning assets	48,422.8	442.8	3.70	31,272.2	304.8	3.97
Non-interest earning assets
Cash and due from banks	291.1			163.8
Allowance for credit losses	(242.1)			(325.0)
Bank owned life insurance	178.6			175.0
Other assets	2,683.7			1,237.4
Total assets	$51,334.1			$32,523.4
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$4,786.5	$1.4	0.12%	$3,636.3	$1.4	0.16%
Savings and money market accounts	16,833.0	8.9	0.21	10,170.1	5.7	0.22
Certificates of deposit	1,902.2	2.0	0.41	1,845.5	5.1	1.10
Total interest-bearing deposits	23,521.7	12.3	0.21	15,651.9	12.2	0.31
Short-term borrowings	417.9	1.1	1.07	36.0	—	0.20
Long-term debt	557.9	8.2	5.79	—	—	—
Qualifying debt	1,076.5	10.8	3.98	616.2	7.9	5.08
Total interest-bearing liabilities	25,574.0	32.4	0.50	16,304.1	20.1	0.49
Interest cost of funding earning assets			0.27			0.26
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	20,731.6			12,422.2
Other liabilities	855.3			617.0
Stockholders’ equity	4,173.2			3,180.1
Total liabilities and stockholders' equity	$51,334.1			$32,523.4
Net interest income and margin (4)		$410.4	3.43%		$284.7	3.71%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.5 million and $7.2 million for the three months ended September 30, 2021 and 2020, respectively.
(2)Included in the yield computation are net loan fees of $30.4 million and $18.2 million for the three months ended September 30, 2021 and 2020, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$4,234.6	$104.1	3.29%	$21.3	$0.3	2.04%
Loans held for investment:
Commercial and industrial	14,267.6	455.3	4.36	11,556.5	396.6	4.69
CRE - non-owner occupied	5,701.1	201.3	4.73	5,325.6	198.3	4.99
CRE - owner occupied	2,049.7	73.5	4.91	2,262.4	83.4	5.02
Construction and land development	2,714.5	116.1	5.72	2,115.0	95.5	6.05
Residential real estate	4,066.6	98.6	3.24	2,294.9	67.1	3.91
Consumer	37.4	1.3	4.65	49.2	1.9	5.22
Total HFI loans (1), (2), (3)	28,836.9	946.1	4.44	23,603.6	842.8	4.83
Securities:
Securities - taxable	5,231.1	70.2	1.79	2,826.0	48.3	2.28
Securities - tax-exempt	2,124.2	50.8	4.02	1,376.6	34.7	4.25
Total securities (1)	7,355.3	121.0	2.44	4,202.6	83.0	2.93
Other	3,204.8	4.2	0.17	1,136.2	4.1	0.49
Total interest earning assets	43,631.6	1,175.4	3.68	28,963.7	930.2	4.39
Non-interest earning assets
Cash and due from banks	306.2			173.9
Allowance for credit losses	(262.7)			(263.2)
Bank owned life insurance	177.6			178.7
Other assets	2,392.4			1,206.1
Total assets	$46,245.1			$30,259.2
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$4,357.2	$4.2	0.13%	$3,410.9	$7.5	0.29%
Savings and money market accounts	15,342.3	24.0	0.21	9,546.3	28.9	0.40
Certificates of deposit	1,774.0	6.5	0.49	2,113.0	23.3	1.47
Total interest-bearing deposits	21,473.5	34.7	0.22	15,070.2	59.7	0.53
Short-term borrowings	663.6	5.8	1.16	150.1	0.5	0.51
Long-term debt	308.6	12.8	5.55	—	—	—
Qualifying debt	776.7	23.9	4.12	500.5	17.9	4.76
Total interest-bearing liabilities	23,222.4	77.2	0.44	15,720.8	78.1	0.66
Interest cost of funding earning assets			0.24			0.35
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	18,380.5			10,813.2
Other liabilities	811.9			622.9
Stockholders’ equity	3,830.3			3,102.3
Total liabilities and stockholders' equity	$46,245.1			$30,259.2
Net interest income and margin (4)		$1,098.2	3.44%		$852.1	4.03%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $24.9 million and $20.6 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Included in the yield computation are net loan fees of $95.9 million and $61.5 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 versus 2020			2021 versus 2020
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$61.1	$0.2	$61.3	$103.6	$0.2	$103.8
Loans:
Commercial and industrial	23.6	2.5	26.1	86.5	(27.8)	58.7
CRE - non-owner occupied	4.3	0.4	4.7	13.3	(10.3)	3.0
CRE - owner-occupied	(2.5)	1.0	(1.5)	(7.6)	(2.3)	(9.9)
Construction and land development	9.3	(1.0)	8.3	25.6	(5.0)	20.6
Residential real estate	27.3	(4.7)	22.6	43.0	(11.5)	31.5
Consumer	—	(0.1)	(0.1)	(0.4)	(0.2)	(0.6)
Total HFI loans	62.0	(1.9)	60.1	160.4	(57.1)	103.3
Securities:
Securities - taxable	12.6	(1.8)	10.8	32.3	(10.4)	21.9
Securities - tax-exempt	5.4	(0.1)	5.3	17.9	(1.8)	16.1
Total securities	18.0	(1.9)	16.1	50.2	(12.2)	38.0
Other	—	0.5	0.5	2.7	(2.6)	0.1
Total interest income	141.1	(3.1)	138.0	316.9	(71.7)	245.2

Interest expense:
Interest-bearing transaction accounts	0.3	(0.3)	—	0.9	(4.2)	(3.3)
Savings and money market	3.5	(0.3)	3.2	9.1	(14.0)	(4.9)
Certificates of deposit	0.1	(3.2)	(3.1)	(1.2)	(15.6)	(16.8)
Short-term borrowings	1.0	0.1	1.1	4.5	0.8	5.3
Long-term debt	8.2	—	8.2	12.8	—	12.8
Qualifying debt	4.6	(1.7)	2.9	8.5	(2.5)	6.0
Total interest expense	17.7	(5.4)	12.3	34.6	(35.5)	(0.9)

Net change	$123.4	$2.3	$125.7	$282.3	$(36.2)	$246.1
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2021, interest income was $442.8 million, an increase of $138.0 million, or 45.3%, compared to $304.8 million for the three months ended September 30, 2020. This increase was primarily the result of interest income from AmeriHome's HFS loans of $61.3 million, coupled with a $60.1 million increase in interest income from HFI loans that was driven by a $6.6 billion increase in the average HFI loan balance. Interest income from investment securities also increased by $16.1 million for the comparable period due to an increase in the average investment balance of $3.4 billion.
For the nine months ended September 30, 2021, interest income was $1.2 billion, an increase of $245.2 million, or 26.4%, compared to $930.2 million for the nine months ended September 30, 2020. This increase was primarily the result of interest income from AmeriHome's HFS loans of $104.1 million and a $5.2 billion increase in the average HFI loan balance that drove a $103.3 million increase in interest income from HFI loans. Interest income from investment securities also increased by $38.0 million for the comparable period due to an increase in the average investment balance of $3.2 billion.
For the three months ended September 30, 2021, interest expense was $32.4 million, an increase of $12.3 million, or 61.2%, compared to $20.1 million for the three months ended September 30, 2020. This increase was primarily the result of an increase in borrowings resulting from the AmeriHome acquisition, combined with the issuance of $600.0 million in subordinated debt and $242.0 million in credit linked notes in June 2021.
For the nine months ended September 30, 2021, interest expense was $77.2 million, a decrease of $0.9 million, or 1.2%, compared to $78.1 million for the nine months ended September 30, 2020. Interest expense on deposits decreased $25.0 million for the same period despite an increase in average interest-bearing deposits of $6.4 billion as the Company benefited from repricing efforts in a lower rate environment, resulting in a 31 basis point reduction in the average cost of interest-bearing deposits. This decrease was offset in part by an increase in interest expense due to an increase in borrowings resulting from the

AmeriHome acquisition, combined with the issuance of $600.0 million in subordinated debt and $242.0 million in credit linked notes in June 2021.
For the three months ended September 30, 2021, net interest income was $410.4 million, an increase of $125.7 million, or 44.2%, compared to $284.7 million for the three months ended September 30, 2020. The increase in net interest income reflects a $17.2 billion increase in average interest-earning assets, partially offset by an increase of $9.3 billion in average interest-bearing liabilities. The decrease in net interest margin of 28 basis points to 3.43% is largely the result of a decrease in loan and investment security yields due to a lower rate environment and increased funding costs on AmeriHome's borrowings. The decrease to net interest margin was partially offset by lower deposit costs compared to the same period in 2020.
For the nine months ended September 30, 2021, net interest income was $1.1 billion, an increase of $246.1 million, or 28.9%, compared to $852.1 million for the nine months ended September 30, 2020. The increase in net interest income reflects a $14.7 billion increase in average interest-earning assets, partially offset by an increase of $7.5 billion in average interest-bearing liabilities. The decrease in net interest margin of 59 basis points to 3.44% is largely the result of a decrease in loan and investment security yields due to a lower rate environment and higher funding costs during the nine months ended September 30, 2021. These decreases to net interest margin were offset in part by lower deposit costs compared to the same period in 2020.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios at the time that the loan is originated or the security is purchased. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended September 30, 2021, the Company recorded a provision for credit losses of $12.3 million and a release of credit loss provisions of $34.6 million for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recognized a provision for credit losses of $14.6 million and $157.8 million, respectively. The decrease in the provision for credit losses from the three and nine months ended September 30, 2020 is primarily related to the current improved economic outlook.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(in millions)
Net gain on loan purchase, origination, and sale activities	$121.0	$—	$121.0	$253.0	$—	$253.0
Service charges and fees	7.1	5.9	1.2	21.2	17.4	3.8
Commercial banking related income	4.6	4.5	0.1	12.5	10.7	1.8
Income from equity investments	2.5	1.2	1.3	16.9	6.3	10.6
Net loan servicing revenue	2.2	—	2.2	(18.6)	—	(18.6)
Foreign currency income	1.9	1.8	0.1	5.6	4.3	1.3
Income from bank owned life insurance	1.0	1.3	(0.3)	2.9	9.0	(6.1)
Fair value (loss) gain on assets measured at fair value, net	(2.2)	5.9	(8.1)	(0.5)	(1.0)	0.5
Other income	—	—	—	0.8	0.3	0.5
Total non-interest income	$138.1	$20.6	$117.5	$293.8	$47.0	$246.8
Total non-interest income for the three months ended September 30, 2021 compared to the same period in 2020 increased $117.5 million. The increase in non-interest income was driven by AmeriHome mortgage banking revenue as net gain on loan purchase, origination, and sale activities totaled $121.0 million for the three months ended September 30, 2021. The increase in non-interest income was partially offset by a decrease in fair value adjustments of $8.1 million.
Total non-interest income for the nine months ended September 30, 2021 compared to the same period in 2020 increased by $246.8 million. The increase in non-interest income is primarily attributable to net gain on loan origination and sale activities of $253.0 million from AmeriHome and an increase of $10.6 million in income from equity investments, due to an increase in warrant activity. These increases in non-interest income were partially offset by a loss of $18.6 million from AmeriHome loan servicing activities and a decrease in income from bank-owned life insurance of $6.1 million, as the prior year period included a one-time enhancement fee of $5.6 million from the surrender and replacement of certain policies.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$133.5	$78.8	$54.7	$346.1	$220.5	$125.6
Loan servicing expenses	15.6	—	15.6	37.9	—	37.9
Data processing	15.4	8.9	6.5	40.3	26.1	14.2
Legal, professional, and directors' fees	13.7	10.0	3.7	37.8	31.1	6.7
Occupancy	12.4	9.4	3.0	31.4	25.7	5.7
Loan acquisition and origination expenses	9.7	—	9.7	20.2	—	20.2
Deposit costs	7.3	3.2	4.1	20.7	14.0	6.7
Insurance	6.2	3.1	3.1	15.9	9.5	6.4
Loan and repossessed asset expenses	2.5	1.8	0.7	7.2	5.3	1.9
Intangible amortization	1.9	0.4	1.5	4.2	1.2	3.0
Business development	1.9	1.0	0.9	4.2	4.1	0.1
Marketing	0.9	0.8	0.1	3.2	2.6	0.6
Card expense	0.6	0.5	0.1	1.8	1.6	0.2
Net (gain) loss on sales / valuations of repossessed and other assets	(1.3)	0.1	(1.4)	(3.1)	(1.3)	(1.8)
Acquisition and restructure expenses	2.4	—	2.4	18.5	—	18.5
Other expense	11.1	6.1	5.0	27.3	19.0	8.3
Total non-interest expense	$233.8	$124.1	$109.7	$613.6	$359.4	$254.2
Total non-interest expense for the three months ended September 30, 2021 increased $109.7 million compared to the same period in 2020. The increase in non-interest expense was driven by the AmeriHome acquisition, which contributed to the increase in salaries and employee benefits of $54.7 million from the addition of approximately 1,000 employees and also created new types of expenses related to mortgage banking activities, including loan servicing expenses of $15.6 million and loan acquisition and origination expenses of $9.7 million. In addition, the Company incurred acquisition and restructure expenses related to AmeriHome of $2.4 million, which includes costs related to efforts to optimize the Company's balance sheet, including the disposition of MSRs and repurchase of loans.
Total non-interest expense for the nine months ended September 30, 2021 increased $254.2 million compared to the same period in 2020. As explained above, the increase in non-interest expense over the prior year was driven by the AmeriHome acquisition, which increased employee headcount, added expenses specific to mortgage banking activities, and resulted in recognition of $18.5 million in acquisition and restructure expenses for the nine months ended September 30, 2021.
Income Taxes
The Company's effective tax rate was 21.7% and 18.5% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company's effective tax rate was 19.7% and 18.1%, respectively. The increase in the three and nine month effective tax rate is primarily due to projected pretax book income growth outpacing growth in permanent tax benefit items for the year.

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
The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2021	(in millions)
HFI loans, net of deferred loan fees and costs	$34,801.9	$22,823.9	$11,978.0	$—
Deposits	45,282.6	28,409.9	15,751.2	1,121.5

At December 31, 2020
HFI loans, net of deferred loan fees and costs	$27,053.0	$20,245.8	$6,798.2	$9.0
Deposits	31,930.5	21,448.0	9,936.8	545.7

Three Months Ended September 30, 2021	(in millions)
Pre-tax income (loss)	$302.4	$193.2	$176.0	$(66.8)

Nine Months Ended September 30, 2021
Pre-tax income (loss)	$813.0	$623.1	$361.1	$(171.2)

Three Months Ended September 30, 2020
Pre-tax income (loss)	$166.6	$161.3	$63.9	$(58.6)

Nine Months Ended September 30, 2020
Pre-tax income (loss)	$381.9	$366.3	$153.3	$(137.7)

BALANCE SHEET ANALYSIS
Total assets increased $16.3 billion, or 44.7%, to $52.8 billion at September 30, 2021, compared to $36.5 billion at December 31, 2020. The increase in total assets was driven by continued organic loan and deposit growth and the acquisition of AmeriHome. HFI loans increased by $7.7 billion, or 28.6%, to $34.8 billion as of September 30, 2021, compared to $27.1 billion as of December 31, 2020. The increase in HFI loans from December 31, 2020 was driven by increases in residential real estate loans of $5.0 billion, commercial and industrial loans of $2.2 billion, construction and land development loans of $512.0 million, and CRE, non-owner occupied loans of $189.0 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $160.2 million. Additionally, HFS loans rose by $6.5 billion, up from zero as of December 31, 2020 related to the acquisition of AmeriHome.
Total liabilities increased $15.2 billion, or 46.0%, to $48.3 billion at September 30, 2021, compared to $33.0 billion at December 31, 2020. The increase in liabilities is due primarily to an increase in total deposits of $13.4 billion, or 41.8%, to $45.3 billion. The increase in deposits from December 31, 2020 was driven by increases of $7.6 billion in non-interest bearing demand deposits, $5.0 billion in savings and money market accounts, and interest bearing demand deposits of $557.9 million. Other borrowings also increased $982.5 million due to an increase in overnight borrowings, AmeriHome senior notes, and issuance of credit linked notes. Qualified debt also increased $516.2 million primarily related to issuance of $600.0 million in subordinated debt in June 2021, partially offset by redemption of $75.0 million in subordinated debt in July 2021.
Total stockholders’ equity increased by $1.1 billion, or 32.2%, to $4.5 billion at September 30, 2021 from $3.4 billion at December 31, 2020. The increase in stockholders' equity is primarily a function of net income and net proceeds of $573.5 million from issuances of preferred and common stock during the nine months ended September 30, 2021, partially offset by quarterly dividends to shareholders.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2021	December 31, 2020
	(in millions)
Debt securities
CLO	$963.9	$146.9
Commercial MBS issued by GSEs	75.5	84.6
Corporate debt securities	364.5	270.2
Private label residential MBS	1,836.1	1,476.9
Residential MBS issued by GSEs	1,969.0	1,486.6
Tax-exempt	2,150.5	1,756.2
U.S. treasury securities	10.0	—
Other	61.0	55.9
Total debt securities	$7,430.5	$5,277.3

Equity securities
CRA investments	$62.1	$53.4
Preferred stock	116.3	113.9
Total equity securities	$178.4	$167.3

Loans HFS
The Company acquired loans held for sale as part of the AMH acquisition. The following is a summary of loans held for sale by type:

September 30, 2021
(in millions)
Government-insured or guaranteed:
EBO (1)	$1,937.9
Non-EBO	1,166.7
Total government-insured or guaranteed	3,104.6
Agency-conforming	3,427.1
Non-agency	2.6
Total loans HFS	$6,534.3
(1)    EBO loans are delinquent loans repurchased under the terms of the Ginnie Mae MBS program that can be resold when loans are brought current.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2021	December 31, 2020
	(in millions)
Warehouse lending	$4,759.9	$4,340.2
Municipal & nonprofit	1,638.2	1,728.8
Tech & innovation	1,306.3	1,403.0
Equity fund resources	3,194.0	1,145.3
Other commercial and industrial	5,807.4	5,911.2
CRE - owner occupied	1,797.8	1,909.3
Hotel franchise finance	2,117.9	1,983.9
Other CRE - non-owner occupied	3,684.8	3,640.2
Residential	7,412.7	2,378.5
Construction and land development	2,927.5	2,429.4
Other	155.4	183.2
Total loans HFI	34,801.9	27,053.0
Allowance for credit losses	(246.9)	(278.9)
Total loans HFI, net of allowance	$34,555.0	$26,774.1
Loans that are held for investment are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $78.9 million and $75.4 million reduced the carrying value of loans as of September 30, 2021 and December 31, 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $135.1 million and $26.0 million increased the carrying value of loans as of September 30, 2021 and December 31, 2020, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended September 30, 2021 and December 31, 2020, CRE related loans accounted for approximately 31% and 38% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 25% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2021 and December 31, 2020, respectively.

Non-performing Assets
Total non-performing loans decreased by $43.5 million at September 30, 2021 to $104.9 million from $148.4 million at December 31, 2020.

	September 30, 2021	December 31, 2020
	(dollars in millions)
Total nonaccrual loans (1)	$78.1	$115.2
Loans past due 90 days or more on accrual status	—	—
Accruing troubled debt restructured loans	26.8	33.2
Total nonperforming loans	$104.9	$148.4
Other assets acquired through foreclosure, net	$11.5	$1.4
Nonaccrual HFI loans to funded HFI loans	0.22%	0.43%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—
(1)Includes non-accrual TDR loans of $28.3 million and $28.4 million at September 30, 2021 and December 31, 2020, respectively.
Interest income that would have been recorded under the original terms of non-accrual loans was $1.4 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively.
The composition of nonaccrual HFI loans by loan type and by segment were as follows:

	September 30, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	$—	—%	—%
Municipal & nonprofit	—	—	—
Tech & innovation	17.3	22.1	0.04
Equity fund resources	—	—	—
Other commercial and industrial	16.1	20.6	0.05
CRE - owner occupied	18.2	23.3	0.05
Hotel franchise finance	—	—	—
Other CRE - non-owner occupied	14.1	18.1	0.04
Residential	9.7	12.4	0.03
Construction and land development	—	—	—
Other	2.7	3.5	0.01
Total non-accrual loans	$78.1	100.0%	0.22%

	December 31, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	$—	—%	—%
Municipal & nonprofit	1.9	1.7	0.01
Tech & innovation	13.5	11.7	0.05
Equity fund resources	—	—	—
Other commercial and industrial	17.2	14.9	0.06
CRE - owner occupied	34.5	29.9	0.13
Hotel franchise finance	—	—	—
Other CRE - non-owner occupied	36.5	31.7	0.14
Residential	11.4	9.9	0.04
Construction and land development	—	—	—
Other	0.2	0.2	—
Total non-accrual loans	$115.2	100.0%	0.43%

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
Allowance for Credit Losses on HFI Loans
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans. The following table summarizes the activity in the Company's allowance for credit losses on loans held for investment for the period indicated, which includes an estimate of future recoveries:

	Three Months Ended September 30, 2021
	Balance, June 30, 2021	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Warehouse lending	$3.2	$(0.6)	$—	$—	$2.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	20.5	8.6	—	(0.1)	29.2
Equity fund resources	1.1	6.1	—	—	7.2
Other commercial and industrial	76.4	18.3	3.3	(0.2)	91.6
CRE - owner occupied	9.3	0.1	—	—	9.4
Hotel franchise finance	49.4	0.2	—	—	49.6
Other CRE - non-owner occupied	29.8	(9.7)	—	—	20.1
Residential	8.1	(2.0)	—	—	6.1
Construction and land development	14.1	(2.6)	—	—	11.5
Other	5.1	(0.7)	—	—	4.4
Total	$232.9	$17.0	$3.3	$(0.3)	$246.9

Net charge-offs to average loans outstanding	0.04%
Allowance for credit losses on loans to funded HFI loans	0.71

	Nine Months Ended September 30, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Warehouse lending	$3.4	$(0.8)	$—	$—	$2.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	33.4	(2.6)	2.0	(0.4)	29.2
Equity fund resources	1.9	5.3	—	—	7.2
Other commercial and industrial	94.7	(0.2)	3.7	(0.8)	91.6
CRE - owner occupied	18.6	(9.2)	—	—	9.4
Hotel franchise finance	43.3	6.3	—	—	49.6
Other CRE - non-owner occupied	39.9	(19.2)	2.0	(1.4)	20.1
Residential	0.8	5.2	—	(0.1)	6.1
Construction and land development	22.0	(10.5)	—	—	11.5
Other	5.0	(1.1)	—	(0.5)	4.4
Total	$278.9	$(27.5)	$7.7	$(3.2)	$246.9

Net charge-offs to average loans outstanding	0.02%

	Three Months Ended September 30, 2020
	Balance, June 30, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2020
	(in millions)
Warehouse lending	$0.7	$0.1	$—	$—	$0.8
Municipal & nonprofit	17.1	0.8	—	—	17.9
Tech & innovation	53.6	(10.0)	6.4	—	37.2
Equity fund resources	1.0	0.7	—	—	1.7
Other commercial and industrial	109.9	(0.7)	0.7	(0.2)	108.7
CRE - owner occupied	15.6	3.9	0.1	—	19.4
Hotel franchise finance	35.8	2.2	—	—	38.0
Other CRE - non-owner occupied	32.7	9.2	1.2	—	40.7
Residential	1.7	—	0.3	(0.4)	1.8
Construction and land development	35.8	2.9	—	—	38.7
Other	6.6	(0.9)	0.1	—	5.6
Total	$310.5	$8.2	$8.8	$(0.6)	$310.5

Net charge-offs to average loans outstanding	0.13%
Allowance for credit losses on loans to funded HFI loans	1.19

	Nine Months Ended September 30, 2020
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, September 30, 2020
	(in millions)
Warehouse lending	$0.2	$0.6	$—	$—	$0.8
Municipal & nonprofit	17.4	0.5	—	—	17.9
Tech & innovation	21.0	25.4	9.2	—	37.2
Equity fund resources	1.4	0.3	—	—	1.7
Other commercial and industrial	95.8	13.6	2.7	(2.0)	108.7
CRE - owner occupied	10.4	9.1	0.1	—	19.4
Hotel franchise finance	14.1	23.9	—	—	38.0
Other CRE - non-owner occupied	10.5	30.7	2.1	(1.6)	40.7
Residential	3.8	(2.1)	0.3	(0.4)	1.8
Construction and land development	6.2	32.5	—	—	38.7
Other	6.1	(0.4)	0.2	(0.1)	5.6
Total	$186.9	$134.1	$14.6	$(4.1)	$310.5

Net charge-offs to average loans outstanding	0.06%

The following table summarizes the allocation of the allowance for credit losses on loans held for investment by loan type.

	September 30, 2021
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)
Warehouse lending	$2.6	1.0%	13.7%
Municipal & nonprofit	15.2	6.2	4.7
Tech & innovation	29.2	11.8	3.7
Equity fund resources	7.2	2.9	9.2
Other commercial and industrial	91.6	37.1	16.7
CRE - owner occupied	9.4	3.8	5.2
Hotel franchise finance	49.6	20.1	6.1
Other CRE - non-owner occupied	20.1	8.1	10.6
Residential	6.1	2.5	21.3
Construction and land development	11.5	4.7	8.4
Other	4.4	1.8	0.4
Total	$246.9	100.0%	100.0%

	December 31, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)
Warehouse lending	$3.4	1.2%	16.0%
Municipal & nonprofit	15.9	5.7	6.4
Tech & innovation	33.4	12.0	5.2
Equity fund resources	1.9	0.7	4.2
Other commercial and industrial	94.7	33.9	21.8
CRE - owner occupied	18.6	6.7	7.1
Hotel franchise finance	43.3	15.5	7.3
Other CRE - non-owner occupied	39.9	14.3	13.5
Residential	0.8	0.3	8.8
Construction and land development	22.0	7.9	9.0
Other	5.0	1.8	0.7
Total	$278.9	100.0%	100.0%
In addition to the allowance for loan losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in other liabilities on the consolidated balance sheets.
The below tables reflect the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$31.3	$36.3	$37.0	$9.0
Beginning balance adjustment from adoption of CECL	—	—	—	15.1
Provision for (recovery of) credit losses	0.8	8.1	(4.9)	20.3
Balance, end of period	$32.1	$44.4	$32.1	$44.4

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Note 1. Summary of Significant Accounting Policies" in the Notes to Unaudited Consolidated Financial Statements" of this report. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	September 30, 2021
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	—	$—	—%	—%
Municipal & nonprofit	—	—	—	—
Tech & innovation	7	24.4	6.7	0.07
Equity fund resources	—	—	—	—
Other commercial and industrial	42	51.6	14.1	0.15
CRE - owner occupied	18	31.0	8.5	0.09
Hotel franchise finance	14	181.2	49.5	0.52
Other CRE - non-owner occupied	—	—	—	—
Residential	—	—	—	—
Construction and land development	5	18.9	5.2	0.05
Other	20	58.6	16.0	0.17
Total	106	$365.7	100.0%	1.05%

	December 31, 2020
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Warehouse lending	—	$—	—%	—%
Municipal & nonprofit	—	—	—	—
Tech & innovation	4	15.3	3.6	0.06
Equity fund resources	—	—	—	—
Other commercial and industrial	71	74.3	17.6	0.27
CRE - owner occupied	37	79.8	18.9	0.30
Hotel franchise finance	9	116.9	27.6	0.43
Other CRE - non-owner occupied	9	15.8	3.7	0.06
Residential	—	—	—	—
Construction and land development	7	47.3	11.2	0.17
Other	21	73.4	17.4	0.27
Total	158	$422.8	100.0%	1.56%
Mortgage Servicing Rights
As of September 30, 2021 the fair value of the Company's MSRs totaled $604.8 million.
The following is a summary of the UPB of loans included in the Company's MSR portfolio by investor:

September 30, 2021
(in millions)
Fannie Mae and Freddie Mac	$35,716.5
Ginnie Mae	10,451.4
Private investors	1,043.5
Total unpaid principal balance of loans	$47,211.4

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $608.4 million at September 30, 2021. The increase from $298.5 million at December 31, 2020 is due to goodwill and other intangible assets acquired in the AMH acquisition in April 2021. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the acquisition.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2021 and 2020, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of September 30, 2021, the net DTA balance totaled $10.5 million, a decrease of $20.8 million from the year end 2020 DTA balance of $31.3 million and includes adjustments related to the AmeriHome acquisition. This overall decrease in the net deferred tax asset was primarily the result of increases to mortgage servicing rights and decreases in deferred insurance premiums. These items were not fully offset by increases to the net deferred tax asset from expected tax credit carryforwards, decreases in the fair market value of AFS securities and other accruals.
At September 30, 2021 and December 31, 2020, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $45.3 billion at September 30, 2021, from $31.9 billion at December 31, 2020, an increase of $13.4 billion, or 41.8%. By deposit type, the increase in deposits is primarily attributable to increases in non-interest bearing demand deposits of $7.6 billion, savings and money market accounts of $5.0 billion, and interest bearing demand deposits of $557.9 million.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2021 and December 31, 2020, the Company also has $1.1 billion and $554.8 million, respectively, of wholesale brokered deposits. In addition, deposits for which the Company provides account holders with earnings credits and referral fees totaled $10.3 billion and $5.9 billion at September 30, 2021 and December 31, 2020, respectively. The Company incurred $6.7 million and $2.9 million in deposit related costs during the three months ended September 30, 2021 and 2020, respectively. The Company incurred $19.0 million and $13.0 million in deposit related costs during the nine months ended September 30, 2021 and 2020, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2021		2020
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$4,786.5	0.12%	$3,636.3	0.16%
Savings and money market accounts	16,833.0	0.21	10,170.1	0.22
Certificates of deposit	1,902.2	0.41	1,845.5	1.10
Total interest-bearing deposits	23,521.7	0.21	15,651.9	0.31
Non-interest-bearing demand deposits	20,731.6	—	12,422.2	—
Total deposits	$44,253.3	0.11%	$28,074.1	0.17%

	Nine Months Ended September 30,
	2021		2020
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$4,357.2	0.13%	$3,410.9	0.29%
Savings and money market accounts	15,342.3	0.21	9,546.3	0.40
Certificates of deposit	1,774.0	0.49	2,113.0	1.47
Total interest-bearing deposits	21,473.5	0.22	15,070.2	0.53
Non-interest-bearing demand deposits	18,380.5	—	10,813.2	—
Total deposits	$39,854.0	0.12%	$25,883.4	0.31%
Other Borrowings
Short-Term Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2021, total short-term borrowed funds consist customer repurchase agreements of $16.1 million, secured borrowings of $29.8 million, and federal funds purchased of $400.0 million. At December 31, 2020, total short-term borrowed funds consisted of FHLB advances of $5.0 million and customer repurchase agreements of $16.0 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AMH senior notes from the acquisition on April 7, 2021 and credit linked notes that were issued in June 2021, inclusive of issuance costs and fair market value adjustments. At September 30, 2021, the carrying value of long-term borrowings was $557.6 million. At December 31, 2020, the Company did not have long-term borrowings.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2021, the carrying value of qualifying debt was $1.1 billion, compared to $548.7 million at December 31, 2020. The increase in qualifying debt from December 31, 2020 is primarily related to issuance of $600.0 million of subordinated debt in June 2021, recorded net of issue costs of $8.1 million. This issuance was partially offset by the redemption of $75.0 million of subordinated debt in July 2021.

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
In March 2020, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected the five-year CECL transition option in connection with its adoption of CECL on January 1, 2020. As a result, capital ratios and amounts as of September 30, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of September 30, 2021 and December 31, 2020, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
September 30, 2021
WAL	$5,200.3	$3,986.9	$41,400.2	$50,668.8	12.6%	9.6%	7.9%	8.7%
WAB	4,537.9	4,086.9	41,495.3	50,681.7	10.9	9.8	8.1	9.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2020
WAL	$3,872.0	$3,158.2	$31,015.4	$34,349.3	12.5%	10.2%	9.2%	9.9%
WAB	3,619.4	3,078.2	31,140.6	34,367.0	11.6	9.9	9.0	9.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
With the acquisition of AmeriHome, the Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including Fannie Mae, Freddie Mac, Ginnie Mae, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of September 30, 2021.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	September 30, 2021
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$2,923.4	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2021 are presented in the following table:

September 30, 2021
(in millions)
FHLB:
Borrowing capacity	$4,233.6
Outstanding borrowings	—
Letters of credit	21.0
Total available credit	$4,212.6

FRB:
Borrowing capacity	$3,231.0
Outstanding borrowings	—
Total available credit	$3,231.0
The Company also has a separate PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to approximately $630 million in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2021, there was $5.4 billion in liquid assets, comprised of $917.9 million in cash and cash equivalents and $4.5 billion in unpledged marketable securities. At December 31, 2020, the Company maintained $6.6 billion in liquid assets, comprised of $2.7 billion of cash and cash equivalents and $3.9 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2021, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2021 and 2020, net cash (used in) provided by operating activities was $(3.3) billion and $450.1 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the nine months ended September 30, 2021 and 2020 was reduced by $8.4 billion and $4.8 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $2.3 billion and $663.5 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2021 and 2020, net deposits increased $13.4 billion and $6.0 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2021, the Company has $641.6 million of CDARS and $1.9 billion of ICS deposits.
As of September 30, 2021, the Company has $1.1 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended September 30, 2021, WAB did not pay dividends to the Parent. During the nine months ended September 30, 2021, WAB paid dividends to the Parent of $50.0 million.

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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2021, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the Federal Open Market Committee.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2021, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,542.1	$1,620.7	$1,808.7	$2,051.1
Interest Expense	85.3	122.5	232.8	343.1
Net Interest Income	$1,456.8	$1,498.2	$1,575.9	$1,708.0
% Change	(2.8)%		5.2%	14.0%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,585.3	$1,620.7	$1,688.8	$1,776.3
Interest Expense	96.0	122.5	145.2	170.8
Net Interest Income	$1,489.3	$1,498.2	$1,543.6	$1,605.5
% Change	(0.6)%		3.0%	7.2%
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
At September 30, 2021, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2021:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$54,617.9	$53,433.6	$52,210.8	$51,095.7	$50,099.2
Liabilities	47,223.8	45,480.0	44,040.0	42,630.7	41,216.9
Net Present Value	$7,394.1	$7,953.6	$8,170.8	$8,465.0	$8,882.3
% Change	(7.0)%		2.7%	6.4%	11.7%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of September 30, 2021 and December 31, 2020:
Outstanding Derivatives Positions

September 30, 2021			December 31, 2020
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$482,681.9	$(44.5)	1.6	$1,812.6	$(83.3)	16.0

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2021	15,491	$96.51	—	$—
August 2021	268	94.18	—	—
September 2021	1,099	103.07	—	—
Total	16,858	$96.90	—	$—
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

3.2
Certificate of Amendment designating the 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, effective September 22, 2021 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on September 22, 2021).

3.3	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.4	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.5	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.1
Deposit Agreement, dated September 22, 2021, by and among Western Alliance Bancorporation, Computershare Inc. and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on September 22, 2021).

4.2
Form of Depositary Receipt representing Depositary Shares (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of Western Alliance's Form 8-K filed with the SEC on September 22, 2021).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Consolidated Income Statements for the three months ended September 30, 2021 and September 30, 2020 and nine months ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021 and September 30, 2020 and nine months ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2021 and September 30, 2020 and the nine months September 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

November 2, 2021	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

November 2, 2021	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

November 2, 2021	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer