Form 10-K
period 2021-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2022-02-25
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $9.04 billion based on the June 30, 2021 closing price of said stock on the New York Stock Exchange ($92.85 per share).
As of February 18, 2022, Western Alliance Bancorporation had 106,997,341 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K:

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	Company	Western Alliance Bancorporation and subsidiaries	TPB	Torrey Pines Bank
AmeriHome	AmeriHome Mortgage Company, LLC	CSI	CS Insurance Company	WA PWI	Western Alliance Public Welfare Investments, LLC
Aris	Aris Mortgage Holding Company, LLC	DST	Digital Settlement Technologies LLC	WAB or Bank	Western Alliance Bank
BON	Bank of Nevada	FIB	First Independent Bank	WABT	Western Alliance Business Trust
Bridge	Bridge Bank	LVSP	Las Vegas Sunset Properties	WAL or Parent	Western Alliance Bancorporation
TERMS:
ACL	Allowance for Credit Losses	Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	LIBOR	London Interbank Offered Rate
AFS	Available-for-Sale	DTA	Deferred Tax Asset	LIHTC	Low-Income Housing Tax Credit
ALCO	Asset and Liability Management Committee	EAD	Exposure at Default	MBS	Mortgage-Backed Securities
Ameribor	American Interbank Offered Rate	EBO	Early buyout	MOU	Memorandum of Understanding
AOCI	Accumulated Other Comprehensive Income	EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	MSA	Metropolitan Statistical Area
APIC	Additional Paid in Capital	EPS	Earnings per Share	MSR	Mortgage Servicing Right
ARRC	Alternative Reference Rate Committee	EVE	Economic Value of Equity	NBL	National Business Lines
ASC	Accounting Standards Codification	Exchange Act	Securities Exchange Act of 1934, as Amended	NOL	Net Operating Loss
ASU	Accounting Standards Update	FASB	Financial Accounting Standards Board	NPV	Net Present Value
Basel Committee	Basel Committee on Banking Supervision	FCRA	Fair Credit Reporting Act of 1971	NYSE	New York Stock Exchange
Basel III	Banking Supervision's December 2010 Final Capital Framework	FDIA	Federal Deposit Insurance Act	OCC	Office of the Comptroller of the Currency
BHCA	Bank Holding Company Act of 1956	FDIC	Federal Deposit Insurance Corporation	OCI	Other Comprehensive Income
BOD	Board of Directors	FHA	Federal Housing Administration	OFAC	Office of Foreign Asset Control
BOLI	Bank Owned Life Insurance	FHLB	Federal Home Loan Bank	OREO	Other Real Estate Owned
BSBY	Bloomberg Short Term Bank Yield Index	FHLMC	Federal Home Loan Mortgage Corporation	PCAOB	Public Company Accounting Oversight Board
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	FICO	The Financing Corporation	PCD	Purchased Credit Deteriorated
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	FNMA	Federal National Mortgage Association	PD	Probability of Default
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FOMC	Federal Open Market Committee	PPNR	Pre-Provision Net Revenue
CBDP	Commercial Banking Development Program	FRA	Federal Reserve Act	PPP	Paycheck Protection Program
CBOE	Chicago Board Options Exchange	FRB	Federal Reserve Bank	ROU	Right of Use
CCO	Chief Credit Officer	FTC	Federal Trade Commission	SBA	Small Business Administration
CDARS	Certificate Deposit Account Registry Service	FVO	Fair Value Option	SBIC	Small Business Investment Company
CDC	Centers for Disease Control and Prevention	GAAP	U.S. Generally Accepted Accounting Principles	SEC	Securities and Exchange Commission
CDO	Collateralized Debt Obligation	GLBA	Gramm-Leach-Bliley Act	SERP	Supplemental Executive Retirement Plan
CECL	Current Expected Credit Loss	GNMA	Government National Mortgage Association	SLC	Senior Loan Committee
CEO	Chief Executive Officer	GSE	Government-Sponsored Enterprise	SOFR	Secured Overnight Funding Rate
CET1	Common Equity Tier 1	HELOC	Home Equity Line of Credit	SR	Supervision and Regulation Letters
CFO	Chief Financial Officer	HFI	Held for Investment	TDR	Troubled Debt Restructuring
CFPB	Consumer Financial Protection Bureau	HFS	Held for Sale	TEB	Tax Equivalent Basis
CLO	Collateralized Loan Obligation	HTM	Held-to-Maturity	TSR	Total Shareholder Return
COSO	Committee of Sponsoring Organizations of the Treadway Commission	HUD	U.S. Department of Housing and Urban Development	UPB	Unpaid Principal Balance
COVID-19	Coronavirus Disease 2019	ICS	Insured Cash Sweep Service	USDA	United States Department of Agriculture
CRA	Community Reinvestment Act	IRC	Internal Revenue Code	VA	Veterans Affairs
CRE	Commercial Real Estate	IRLC	Interest Rate Lock Commitment	VIE	Variable Interest Entity
D&I	Diversity and Inclusion	ISDA	International Swaps and Derivatives Association	XBRL	eXtensible Business Reporting Language
DIF	FDIC's Deposit Insurance Fund	LGD	Loss Given Default

Item 1.Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including blockchain-based offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. The Company also provides an array of specialized financial services to business customers across the country, and has added to these capabilities with the acquisition of AmeriHome on April 7, 2021, which provides mortgage banking services. In addition, the Company has two non-bank subsidiaries: LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 12. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2021, WAL has the following bank subsidiary:

Bank Name	Headquarters	Location Cities	Total Assets	Net Loans	Deposits
			(in millions)
Western Alliance Bank	Phoenix, Arizona	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$55,997.3	$44,458.0	$48,007.7
		Nevada: Carson City, Fallon, Henderson, Las Vegas, Mesquite, Reno, and Sparks
		California: Beverly Hills, Carlsbad, Costa Mesa, Irvine, La Mesa, Los Angeles, Marina Del Ray, Oakland, Pleasanton, San Diego, San Francisco, San Jose, and Woodland Hills

Other: Atlanta, Georgia; Austin and Irving, Texas; Boston, Massachusetts; Chicago, Illinois; Denver, Colorado; Durham, North Carolina; Jersey City and Woodcliff, New Jersey; Minneapolis, Minnesota; Orlando, Florida; Tysons Corner, Virginia; and Seattle, Washington

WAB also has the following significant wholly-owned subsidiaries:
•Western Alliance Business Trust holds certain investment securities, municipal and non-profit loans, and leases.
•WA PWI holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.
•BW Real Estate, Inc. operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
•Helios Prime, Inc. holds certain equity interests in renewable energy tax credit transactions.
•Western Finance Company (formerly Western Alliance Equipment Finance) purchases and originates equipment finance leases and provides mortgage banking services through its wholly-owned subsidiary, AmeriHome Mortgage.
Market Segments
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
Lending Activities
General
Through WAB and its banking divisions and operating subsidiaries, the Company provides a variety of lending products to customers, including CRE loans, construction and land development loans, commercial loans, and consumer loans. The Company’s lending has focused primarily on meeting the needs of business customers.
Commercial and Industrial: Commercial and industrial loans are a significant portion of the Company's loan portfolio and include working capital lines of credit, loans to technology companies, inventory and accounts receivable lines, mortgage warehouse lines, and other commercial loans. Equipment loans and leases, tax-exempt municipalities, and not-for-profit organizations are also categorized as commercial and industrial loans.
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner occupants are a significant portion of the Company's loan portfolio. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. As of December 31, 2021 and 2020, 23% and 28% of the Company's CRE loans were owner occupied. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
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
Residential: The Company executes flow and bulk residential loan purchases that meet the Company's goals and underwriting criteria through its residential mortgage acquisition program. These loan purchases consist of both conforming and non-conforming loans. Non-conforming loan purchases are considered to be high quality as the borrowers have high FICO scores and the loans generally have low loan-to-values.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes.

At December 31, 2021, the Company's HFI loan portfolio totaled $39.1 billion, or approximately 70% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio as of the periods presented:

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in millions)

Commercial and industrial	$18,297.5	46.8%	$14,324.4	52.9%
Commercial real estate - non-owner occupied	6,526.4	16.7	5,654.7	20.9
Commercial real estate - owner occupied	1,898.1	4.9	2,156.8	8.0
Construction and land development	3,022.7	7.7	2,431.3	9.0
Residential real estate	9,281.7	23.8	2,434.6	9.0
Consumer	49.0	0.1	51.2	0.2
Loans HFI, net of deferred loan fees and costs	$39,075.4	100.0%	$27,053.0	100.0%
Allowance for credit losses	(252.5)		(278.9)
Net loans HFI	$38,822.9		$26,774.1
For additional information concerning loans, see "Note 5. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans" in Item 7 of this Form 10-K.
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

Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits for its HFI portfolio, which are based on commitment amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures at the commitment level as of December 31, 2021:

	Percent of Tier 1 Capital and ACL
	Policy Limit	Actual
CRE	300%	196%
Commercial and industrial	685	583
Construction and land development	160	137
Residential real estate	320	203
Consumer	10	3
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
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines that ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. In addition, the Company considers all loans rated Substandard or lower to be experiencing financial difficulty. A TDR loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent non-residential loans with balances greater than $1.0 million every 12 months. The total net realized and unrealized gains and losses of repossessed and other assets was not significant during each of the years ended December 31, 2021, 2020, and 2019. However, losses may be experienced in future periods.
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
Allowance for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and, upon the adoption of CECL on January 1, 2020, includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios as well as off-balance sheet credit exposures. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses on funded loans and investment securities are presented as a reduction to the respective asset balance on the Consolidated Balance Sheet. The allowance for credit losses on unfunded loan commitments is classified in other liabilities on the Consolidated Balance Sheet. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” in Item 7 of this Form 10-K.
Investment Activities
The Company has an investment policy, which is approved by the BOD on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with the Company's interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All investment transactions for the Bank and for the holding company were reviewed by the ALCO and BOD.

The Company's investment policy limits new securities purchases to certain eligible investment types and, in the aggregate, are further subject to the following quantitative limits of the Bank:

Securities Category	Basis Limit	Percentage or Dollar Limit
Preferred stock	Common equity tier 1	10.0%
Tax-exempt municipal securities	Total assets	5.0%
Tax-exempt low income housing development bonds	Total capital	30.0%
Investment grade corporate bond mutual funds	Tier 1 capital	5.0%
Collateralized loan obligations	Total assets	5.0%
Corporate debt holdings	Total assets	2.5%
Commercial mortgage-backed securities	Aggregate purchases	$50.0 million
The Company's policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
The Company's investment securities portfolio includes debt and equity securities. Debt securities are classified as AFS or HTM pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. Equity securities are reported at fair value in accordance with ASC Topic 321, Equity Securities. For further discussion of significant accounting policies related to the Company's investment securities portfolio refer to "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K.
As of December 31, 2021, the Company's investment securities portfolio totals $7.5 billion, representing approximately 13% of the Company's total assets, with the majority of the portfolio invested in AAA/AA+ rated securities. The average duration of the Company's investment securities is 5.4 years as of December 31, 2021.
The following table summarizes the carrying value of investment securities as of December 31, 2021 and 2020:

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt securities
CLO	$926.2	12.4%	$146.9	2.7%
Commercial MBS issued by GSEs	68.5	1.0	84.6	1.5
Corporate debt securities	382.9	5.1	270.2	5.0
Private label residential MBS	1,724.9	23.1	1,476.9	27.1
Residential MBS issued by GSEs	1,993.4	26.8	1,486.6	27.3
Tax-exempt	2,105.3	28.2	1,756.2	32.3
U.S. treasury securities	13.0	0.2	—	—
Other	81.7	1.1	55.9	1.0
Total debt securities	$7,295.9	97.9%	$5,277.3	96.9%

Equity securities
CRA investments	$44.6	0.6%	$53.4	1.0%
Preferred stock	113.9	1.5	113.9	2.1
Total equity securities	$158.5	2.1%	$167.3	3.1%

Total investment securities	$7,454.4	100.0%	$5,444.6	100.0%
As of December 31, 2021 and 2020, the Company had investments in BOLI of $180.2 million and $176.3 million, respectively. BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.

Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2021, the deposit portfolio was comprised of 45% non-interest-bearing deposits and 55% interest-bearing deposits.
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
The following table shows the Company's deposit composition:

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(in millions)
Non-interest-bearing demand deposits	$21,353.4	44.9%	$13,463.3	42.2%
Interest-bearing transaction accounts	6,924.0	14.5	4,396.4	13.8
Savings and money market accounts	17,278.6	36.3	12,413.4	38.9
Time certificates of deposit ($250,000 or more)	523.0	1.1	602.0	1.9
Other time deposits	1,533.0	3.2	1,055.4	3.2
Total deposits	$47,612.0	100.0%	$31,930.5	100.0%
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
In addition to the Company's deposit base, it has access to other sources of funding, including FHLB and FRB advances, Federal funds purchased, repurchase agreements, and secured and unsecured lines of credit with other financial institutions. Previously, the Company has also accessed the capital markets through trust preferred, subordinated debt, and Senior Note offerings. For additional information concerning the Company's deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits” in Item 7 of this Form 10-K.
Other Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including internet banking, wire transfers, electronic bill payment and presentment, blockchain-based offerings, lock box services, courier, and cash management services.

Customer, Product, and Geographic Concentrations
Commercial and industrial loans make up 47% and 53% of the Company's HFI loan portfolio as of December 31, 2021 and 2020, respectively. In addition, 29% and 38% of the Company's loan portfolio at December 31, 2021 and 2020, respectively, was represented by CRE and construction and land development loans. The Company’s business is concentrated primarily in the Phoenix, Las Vegas, Los Angeles, Reno, San Francisco, San Jose, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies.
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
Human Capital Resources
The Company’s culture is defined by its corporate values of integrity, creativity, teamwork, passion, and excellence. People are the foundation of the Company and the Company invests in their success by providing expanded opportunities to attract and retain its people. Our people are committed to our clients’ success and, by putting clients first, we create strong shareholder performance. This leads to tremendous possibilities to fuel client growth and support the Company’s communities.
The Company is deeply committed to giving back to the communities where it does business and strives to help low-to-moderate income geographies become healthier and more sustainable communities. Employees are encouraged to dedicate their time and expertise to charitable and civic organizations they are passionate about. In total, employees have volunteered more than 20,000 hours since 2019. The Company is also committed to providing financial support for education, affordable housing, and community development lending and investments.
As of December 31, 2021, the Company employed 3,139 full-time equivalent employees in its branches and loan production offices across the United States, an increase of 64% from December 31, 2020 due to the AmeriHome acquisition in April 2021 as well as continued organic growth. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.
Diversity and Inclusion
The Company is committed to improving workforce diversity at all levels of the organization and to providing equal opportunity in all aspects of employment. In 2021, the Company continued to make progress towards enhancing its ability to attract and retain a diverse population of employees. The Company has built relationships with community and educational institutions to strengthen its pipelines of talent in underrepresented communities. The Company has established an executive-led Diversity & Inclusion Opportunity Council, which guides and sponsors initiatives, sets goals designed to increase diversity of thought and access to leadership, evaluates organizational and best practice D&I strategies, and creates subcommittees to activate goals. Overall, the D&I Opportunity Council is focused on accelerating D&I activities and results. One aspect of this work is the active support of Business Resource Groups focused on the career advancement of diverse groups within the

Company, such as women, minority groups, and LGBTQIA+ employees. These groups foster opportunities to engage in programs, network with peers, and connect with Bank leadership.
The Company employs a diverse workforce that reflects its communities, with 44% of the Company's employees belonging to an ethnic minority group as of December 31, 2021, an increase from 38% as of the end of the prior year. In terms of gender diversity, approximately 55% of the Company's employees are women as of December 31, 2021, which is a decrease from 58% in the prior year. Of the employees that are women, 47% occupy roles that involve supervising and managing other employees as of December 31, 2021. With respect to the Company's Board of Directors, 15% belong to a minority group and 15% are women. The Company remains committed to increasing the share of women and minority groups in the ranks of its leadership and Board of Directors.
Recruiting, Retention, and Talent Development
The Company recognizes that its success is highly dependent on its ability to attract, retain and develop employees. To foster this development, the Company has created two early talent identification programs, a college internship program and Commercial Banking Development Program, each of which enhance management’s ability to hire outstanding people. Campus recruitment initiatives and partnerships also fuel the Company’s pipeline of talent. Within the internship program, college students and recent graduates are paired with leaders across the Company to create a valuable, immersive experience, with an objective of retaining the most promising interns and eventually bringing this talent into the Bank through the CBDP or other appropriate positions. The CBDP is an 18-month, on-the-job development program to train successful credit analysts that offers progressive assignments, mentoring, opportunities to learn the business and various aspects of leadership, with the objective of growing these individuals into future leaders of the Company. Additionally, the Company has expanded its sales training and mentoring efforts to foster internal development within its commercial lending teams.
As a growing company, recruiting new talent to the organization is key to the Company’s success and part of that objective includes building a diverse workforce that is representative of the communities that the Company serves. In 2021, excluding the impact of AmeriHome for which comprehensive data is not available, 38% of WAB’s open positions were filled by candidates belonging to an ethnic minority group and 67% of promotions were awarded to ethnically diverse or female employees. The Company has made a commitment to growing the share of its employee population from diverse communities and has experienced some success in recent years, although the Company believes there is still an opportunity for additional advancement in this area.
Retaining employees who have been key contributors to the Company's success story remains an important objective. From 2017 through 2020, the Company achieved a multi-year decline in its turnover rate. For 2021, the Company’s turnover rate has been meaningfully impacted by the Great Resignation, which refers to the trend in which employees voluntarily resigned from their jobs in record numbers, with turnover rates highest among mid-career employees. This trend increased the Company's turnover rate to 19% in 2021, from 13% in 2020. As reflected in the table below and consistent with the employee resignation data collected during the Great Resignation, the Company's turnover rate is highest among employees in the Under 30 age group.

Age Group	Turnover Rate
Under 30	27%
Between 30-50	19
Over 50	16
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

Compensation and Benefits
The Company’s compensation and benefits programs are designed to attract, retain, motivate, and reward employees to deliver strong performance and excellence. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare, life insurance and other benefits, health savings and flexible spending accounts, and various paid time off benefits. Throughout the organization, 99% of employees participate in the annual bonus plan or are eligible to receive business incentives.
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
Throughout the ongoing COVID-19 pandemic, the Company's focus has been on the well-being of its people. Preventive health measures were put in place, which included establishing social distancing precautions for all employees in the office and customers visiting branches and preventive cleaning at offices and branches. The Company has returned most employees to the office subject to applicable health and safety procedures in accordance with guidance from the CDC and local authorities, including regular symptom checks and requiring employees with COVID-19 related symptoms or exposure to quarantine away from the office.
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

Item 1A.Risk Factors.
Investing in our common stock involves various risks, many of which are specific to our business. The discussion below addresses the material risks and uncertainties, of which we are currently aware, that could have a material adverse effect on our business, results of operations, and financial condition. Other risks that we do not know about now, or that we do not currently believe are material, could negatively impact our business or the trading price of our securities. See additional discussions about credit, interest rate, market, and litigation risks in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Market and Economic Risks
The COVID-19 pandemic and resulting adverse economic conditions have adversely impacted our business and results and could have a more material adverse impact on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. Although we have continued operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. Impacts to our business have included the transition of a portion of our workforce to home locations, increases in costs due to additional health and safety precautions implemented at branches, and an increase in draws on unfunded loan commitments and requests for forbearance and loan modifications at the onset of the pandemic. To the extent that commercial and social restrictions remain in place or increase, our expenses, delinquencies, foreclosures and credit losses may materially increase. In addition, the unprecedented nature of COVID-19 related disruptions heighten the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, and therefore increases the risk that the assumptions, judgments and estimates used to determine the appropriate allowance for future credit losses may prove to be incorrect, resulting in actual credit losses that exceed our recorded allowance.
We are continuing to monitor the COVID-19 pandemic, including the emergence and impact of the Delta and Omicron variants, its economic effects and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact. Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:
•the pandemic’s course and severity, including the impact related to the distribution and effectiveness of the available COVID-19 vaccines and treatments and the potential development for additional vaccines and treatments in the future;
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
•potential longer-term effects of increased government spending on the interest rate environment, borrowing costs for non-governmental parties and inflation;
•the ability of our employees and third-party vendors to work effectively during the course of the pandemic;
•potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
•geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Arizona, California and Nevada.
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
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, government shutdowns, the imposition of tariffs on trade, natural disasters, the emergence of widespread health emergencies or pandemics, terrorist attacks, acts of war (including the impact of the escalating military conflict between Russia and Ukraine), or a combination of these or other factors. The ongoing COVID-19 pandemic has caused significant disruption in the U.S. economy and financial markets, including in Arizona, where we are headquartered, and California and Nevada, where we have significant operations.
The specific impact on us of unfavorable or uncertain economic or market conditions is difficult to predict, could be long or short term, and may be indirect, such as disruptions in our customers' supply chain or a reduction in the demand for their products or services. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:
•a decrease in deposit balances or the demand for loans and other products and services we offer;
•an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs, and provisions for credit losses;
•a decrease in the value of loans and other assets or in the value of collateral;
•a decrease in net interest income from our lending and deposit gathering activities;
•an impairment of certain intangible assets such as goodwill; and
•an increase in competition resulting from increasing consolidation within the financial services industry.
In the U.S. financial services industry, the commercial soundness of financial institutions is closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.
It is possible that the business environment in the U.S. will continue to be challenging or experience additional volatility in the future. There can be no assurance that such conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, results of operations, and financial condition.
Changes in interest rates and increased rate competition could adversely affect our profitability, business, and prospects.
Most of our assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income, the valuation of our assets and liabilities, and our ability to effectively manage our interest rate risk.
We derive a significant amount of our revenue from net interest income and, therefore, our net income depends heavily on our net interest margin. Net interest margin is the difference between the interest we receive on loans, securities, and other earning assets and the interest we pay on interest-bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. In a rising rate environment, the rate of interest we pay on our interest-bearing deposits, borrowings, and other liabilities may increase more quickly than the rate of interest we receive on loans, securities, and other earning assets, which could adversely impact our net interest income and earnings. Conversely, our earnings also could be adversely affected in a declining rate environment if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities. Because of our relatively high reliance on net interest income, our revenue and earnings are more sensitive to changes in market rates than other financial institutions that have more diversified sources of revenue.
Loan volumes are also affected by market interest rates on loans. Lower interest rates are usually associated with higher loan originations. Conversely, decreasing interest rates generally increase loan repayment rates and cause more borrowers to refinance loans, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. In contrast, in rising interest rate environments, loan repayment rates generally decline and result in a lower volume of loan originations. In addition to the impact on our lending business, a decrease in loan originations would adversely affect the volume of loans available for purchase by our mortgage warehouse lending platform.

In addition to the potential effects on net interest margin and loan volumes, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay interest and principal on their obligations and may also reduce the amount of non-interest income we can earn due to potentially lower levels of banking business conducted generally as well lower levels of servicing, gain on sale, and other revenues generated through our residential mortgage business.
Interest rates are expected to rise in 2022. The Federal Reserve’s target range for the federal funds rate has remained at 0 to 0.25 percent since the onset of the pandemic. In the January 2022 FOMC meeting, the federal funds target rate was kept at the current range, although the FOMC signaled that it expects to raise the target range for the federal funds rate in the near term. With this guidance, many market commentators have published revised forecasts and are anticipating multiple rate hikes in 2022. An increase in interest rates could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI.
We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in earnings or AOCI each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting may cause our earnings and AOCI to be more volatile than would be suggested by our underlying performance.
Due to the inherent risk associated with accounting estimates, our allowance for credit losses may be insufficient, which could require us to raise additional capital or otherwise adversely affect our financial condition and results of operations.
Credit losses are inherent in the business of making loans. Management makes various assumptions and judgments about the collectability of our consolidated loan portfolio and maintains an ACL The measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, loan underwriting policies, historical loan loss experience, and reasonable and supportable forecasts. In addition, we individually evaluate all loans identified as problem loans and establish an allowance based upon our estimation of the potential loss associated with those problem loans. Additions to the ACL recorded through our provision for credit losses decrease our net income. Measurement of expected credit losses under CECL has generally resulted in more volatility in the provision for credit losses and the resulting ACL in comparison to the incurred loss model. If management’s assumptions and judgments are incorrect or if economic conditions worsen compared to forecast, our actual credit losses may exceed our ACL.
At December 31, 2021, our ACL on funded loans and loss contingency on unfunded loan commitments and letters of credit totals $252.5 million and $37.6 million, respectively. Deterioration in the real estate market or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan loss provisions and increases in our ACL. In addition, we may be required to record additional loan provisions or increase our ACL based on new information regarding existing loans, input from regulators in connection with their review of our loan portfolio, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, changes in economic outlook, and other factors, both within and outside of our management’s control. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
Any increases in the provision or ACL will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition and results of operations. If actual credit losses materially exceed our ACL, we may be required to raise additional capital, which may not be available to us on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could materially and adversely affect our financial condition, results of operations, and capital.
The markets in which we operate are subject to the risk of both natural and man-made disasters.
Many of the real and personal properties securing our loans are located in California and more generally in the southwestern portion of the United State. Much of California experiences wildfires from time to time that cause significant damage throughout the state. While these wildfires have not significantly damaged our own properties, it is possible that our borrowers may experience losses in the future, which may materially impair their ability to meet the terms of their obligations. California is also prone to other natural disasters, including, but not limited to, drought, earthquakes, flooding, and mudslides. Additional significant natural or man-made disasters in the state of California or in our other markets could lead to damage or injury to our own properties and/or employees, and could increase the risk that many of our borrowers may experience losses or sustained job interruption, which may materially impair their ability to maintain deposits or meet the terms of their loan obligations. Therefore, additional natural disasters, a man-made disaster or a catastrophic event, or a combination of these or other factors, in any of our markets could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Climate change or societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers and vendors.
The lack of empirical data surrounding the credit and other financial risks posed by climate change makes it impossible to predict the specific impact climate change may have on our financial condition and results of operations; however, the physical effects of climate change may also impact us. In addition to the risk of more frequent and/or severe natural disasters, climate change can result in longer term shifts in climate patterns such as extreme heat, sea level rise, declining fresh water resources, and more frequent and prolonged drought. The effects of climate change and may have a significant effect in our geographic markets, and could disrupt our operations, the operations of our customers or third parties on which we rely, or supply chains generally. These disruptions, including increased regulation and compliance cost for our customers and changes in consumer behaviors, could result in declines in the economic conditions in geographic markets or industries in which our customers operate and impact their ability to repay loans or maintain deposits and could affect the value of real estate and other assets that serve as collateral for loans.
Bank regulators have increasingly viewed financial institutions as playing an important role in helping to address climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities. We may also become subject to new or heightened regulatory requirements related to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. New or increased regulations could result in increased compliance costs or capital requirements. Changes in regulations and customer preferences and behaviors could negatively affect our growth or force us to alter our business strategies, including whether and on what terms and conditions we will engage in certain activities or offer certain products or services and which growth industries and customers we pursue. Additionally, our reputation and customer relationships may be damaged due to our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Credit Risks
We are highly dependent on real estate and events that negatively impact the real estate market will hurt our business and earnings.
A significant portion of our business is located in areas in which economic growth is largely dependent on the real estate market, and a majority of our loan portfolio is secured by or otherwise dependent on real estate. The market for real estate is cyclical and a significant change in the real estate market that resulted in deterioration in the value of collateral or rental or occupancy rates could adversely affect borrowers’ ability to repay loans. Changes in the real estate market could also affect the value of foreclosed assets. A decline in real estate activity would likely cause a decline in asset and deposit growth and negatively impact our earnings and financial condition.
Our loan portfolio contains concentrations in certain business lines or product types that have unique risk characteristics and may expose us to increased lending risks.
Our loan portfolio consists primarily of commercial and industrial, residential mortgage, and CRE loans, which contain material concentrations in certain business lines or product types, such as mortgage warehouse, real estate, corporate finance, municipal and nonprofit loans, as well as in specific business sectors such as technology and innovation. These loan concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to a single borrower or group of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship may adversely affect us. In addition, based on the nature of lending to these specialty markets, repayment of loans may be dependent upon borrowers receiving additional equity financing or, in some cases, a successful sale to a third party, public offering, or other form of liquidity event.
Our commercial and industrial, CRE, and construction loans, are also largely concentrated in selected markets in Arizona, California, and Nevada. As a result of this geographic concentration, deterioration in economic conditions in these markets could result in an increase in loan delinquencies and charge-offs, an increase in problem assets and foreclosures, a decrease in the demand for our products and services or a decrease in the value of real estate and other collateral for loans. Like the rest of the United States, economic conditions in these states have been adversely affected by the COVID-19 pandemic, and there can be no assurance as to if or when such conditions will improve or that such conditions will not worsen.
Unforeseen adverse events, changes in economic conditions, and changes in regulatory policy affecting borrowers’ industries or markets could have a material adverse impact on our financial condition and results of operations.
Our credit linked notes do not ensure full protection against credit losses, and as such we could still incur significant credit losses on loans for which risk of loss has been transferred pursuant to these transactions.
We have entered into two transactions to mitigate exposure to losses on our loan portfolio. These transactions are structured as senior unsecured credit linked notes, which transfer the risk of first losses on covered loans to these note holders. These notes have an aggregate principal amount of $242.0 million and $227.6 million on a $1.9 billion and $4.6 billion reference pool of warehouse loans and residential mortgages, respectively. Pursuant to these arrangements, in the event of borrower default, the principal balance of the notes will be reduced by the amount of the loss, up to the amount of the aggregate principal of the notes. However, all residual risk over and above the first loss position is retained by us. While current estimates of future credit losses are below the first loss position, no assurances can be given that these losses will not exceed the first loss position and, if credit losses were to exceed the first loss position, our financial condition and results of operations could be adversely effected. We may enter into more such transactions in the future.
We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.
Approximately 53% of our loan portfolio at December 31, 2021 was secured by real estate. In the course of our business, we may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect our business and prospects.
Strategic Risks
Our future success depends on our ability to compete effectively in a highly competitive and rapidly evolving market.
We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including money center banks, national and regional commercial banks, community banks, thrift institutions, mutual savings banks, credit unions, finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds, financial technology companies and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets or our inability to compete effectively may result in reduced loans and deposits or less favorable pricing.
In particular, we have experienced intense price and terms competition in some of the lending lines of business and deposits in recent years. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than us. In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.
The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results. In particular, our predominate source of revenue is net interest income. Therefore, if we are unable to compete effectively, including sustaining loan and deposit growth at our historical levels, our business and results of operations may be adversely affected.
The financial services industry also is facing increasing competitive pressure from the introduction of disruptive new technologies such as blockchain and digital payments, often by non-traditional competitors and financial technology companies. Among other things, technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. The elimination of banks as intermediaries for certain transactions, as well as further disruption of traditional bank businesses and products by non-banks, could result in the loss of fee income and deposits and otherwise adversely affect our business and results.

Our expansion strategy may not prove to be successful and our market value and profitability may suffer.
We continually evaluate expansion through acquisitions of banks and other financial assets and businesses. Like previous acquisitions by us such as the acquisition of AmeriHome in 2021 and Digital Settlement Technologies LLC in early 2022, any future acquisitions will be accompanied by risks commonly encountered in such transactions, including, among other things:
•time and expense incurred while identifying, evaluating and negotiating potential acquisitions and transactions;
•difficulty in accurately estimating the value of target companies or assets and in evaluating target companies' or assets’ credit, operations, management, and market risks;
•potential payment of a premium over book and market values that may cause dilution of our tangible book value or earnings per share;
•exposure to unknown or contingent liabilities of the target company;
•potential exposure to asset quality issues of the target company;
•difficulty of integrating the operations and personnel;
•potential disruption of our ongoing business;
•failure to retain key personnel at the acquired business;
•inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems; and
•failure to realize any expected revenue increases, cost savings, and other projected benefits from an acquisition.
We expect that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. We cannot assure that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions, or that we will be able to obtain the regulatory approvals needed to complete any such transactions.
We cannot provide any assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Potential regulatory enforcement actions could also adversely affect our ability to engage in certain acquisition activities. Our inability to overcome the risks inherent in the successful completion and integration of acquisitions could have an adverse effect on the achievement of our business strategy.
There are substantial risks and uncertainties associated with the introduction or expansion of lines of business or new products and services within existing lines of business.
From time to time, we may implement new lines of business, offer new products and services within existing lines of business, or offer existing products or services to new industries, geographies, or market segments. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or industries are heavily regulated. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable. External factors, such as compliance with laws and regulations, competitive alternatives, and shifting market preferences or government policies, may also impact the successful implementation of a new line of business, product or service or the offering of existing products and services to an emerging industry. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.
We are pursuing digital payments initiatives which are subject to significant uncertainty and could adversely affect our business, reputation, or financial results.
We are pursuing digital payments initiatives, including our recently announced acquisition of Digital Settlement Technologies LLC, a digital payments platform for the class action legal industry, and our recently announced decision to implement a fully integrated digital banking platform for our customers, including a digital token powered by the TassatPay platform. The digital payments products and services we offer may use or rely on blockchain-based technologies or assets. Use of blockchain-based technologies in payments are a relatively new and unproven technology, and the laws and regulations surrounding them are uncertain and evolving. Blockchain and digital payment technology has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. Any changes in such laws and regulations applicable to, or scrutiny directed at, our products and services may impede or delay the offering of digital payments solutions, increase our operating costs, require significant management time and attention, or otherwise harm our business or results of operations.
In addition, market acceptance of digital payments products and services is subject to significant uncertainty. As such, there can be no assurance that digital payments products and services we offer and the technologies we have chosen to implement will be accepted and desired by customers. We do not have significant prior experience with blockchain-based technology, which may adversely affect our ability to successfully integrate and market such digital payments products and services. We also will incur increased costs in connection with these efforts, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.
Our success is dependent upon our ability to recruit and retain qualified employees, including members of our divisional and business line leadership and management teams.
Our business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified employees in divisional, business line and geographic leadership and administrative support roles, and experienced bankers with expertise in certain specialty areas or that have long-standing relationships in their communities or markets, including with respect to our business-to-business mortgage platform. These professionals bring with them valuable knowledge, specialized skills and expertise, customer relationships and in some cases extensive ties within markets upon which our competitive strategy is based, and have been an integral part of our ability to attract deposits and to expand our market share. We have not entered into employment agreements with most of our employees and competition for talent in our industry is intense. The labor market is currently challenging, with employee turnover at an all-time high and increased wage pressure. In addition, the transition to an increased remote work environment, which we believe is likely to survive the COVID-19 pandemic for many organizations, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. We incentivize employee retention through our equity incentive plans; however, we cannot guarantee the effectiveness of our equity incentive plans in retaining these key employees and executives. Were we to lose key employees, we may not be able to replace them with equally qualified persons who bring the same skills and knowledge of and ties to the communities and markets within which we operate. If we are unable to retain qualified employees or hire new qualified employees to keep up with or outpace employee turnover, we may not be able to successfully execute our business strategy or may incur additional costs to achieve our objectives.
Further, as it relates to the pandemic, we have taken and are continuing to take actions to protect the safety and well-being of our employees and customers; however, no assurance can be given that the steps being taken will be adequate or appropriate. The continued or renewed spread of COVID-19 or a similar pandemic could negatively impact the availability of key personnel necessary to conduct our business. Most of our workforce has returned to working in our office buildings, and it is possible that one or more members of senior management or other key employees contracts the virus and is unable to perform their essential duties.
We could be harmed if our succession planning is inadequate to mitigate the loss of key members of our senior management team.
We believe that our senior management team has contributed greatly to our performance. In addition, we from time to time experience retirements and other changes to our senior management team. Our future performance depends on a smooth transition of our senior management, including finding and training highly qualified replacements who are properly equipped to lead us. We have adopted retention strategies, including equity awards, from which our senior management team benefits in order to achieve our goals. However, we cannot assure our succession planning and retention strategies will be effective and the loss of senior management could have an adverse effect on our business.
Liquidity Risks
If we lose a significant portion of our core deposits or a significant deposit relationship, or our cost of funding deposits increases significantly, our liquidity and/or profitability would be adversely impacted.
Our success depends on our ability to maintain sufficient liquidity to fund our current obligations and support loan growth and, specifically, to attract and retain a stable base of relatively low-cost deposits. The competition for these deposits in our markets is strong and customers may demand higher interest rates on their deposits or seek other investments offering higher rates of return. We offer reciprocal deposit products, through third party networks to customers seeking federal insurance for deposit amounts that exceed the applicable deposit insurance limit at a single institution. We also from time to time offer other credit enhancements to depositors, such as FHLB letters of credit and, for certain deposits of public monies, pledges of collateral in the form of readily marketable securities. Any event or circumstance that interferes with or limits our ability to offer these products to customers that require greater security for their deposits, such as a significant regulatory enforcement action or a significant decline in capital levels at our bank subsidiary, could negatively impact our ability to attract and retain deposits. If we were to lose a significant deposit relationship or a significant portion of our low-cost deposits, we would be required to borrow from other sources at higher rates and our liquidity and profitability would be adversely impacted.
We may be required to repurchase mortgage loans or indemnify investors under certain circumstances.
A substantial portion of our mortgage banking operations involves the sale of loans to third parties, including through securitization. When loans are sold or securitized, we make customary representations and warranties about such loans to the loan purchaser or through documents governing our securitized loan pools. If a mortgage loan does not comply with the representations and warranties made with respect to it at the time of its sale, we could be required to repurchase the loan, replace it with a substitute loan and/or indemnify secondary market purchasers or investors for losses, and may not have recourse to the correspondent seller that sold the mortgage loans and breached similar or other representations and warranties. Significant indemnification or repurchase activity on securitized or sold loans without offsetting recourse to a counterparty from which the loan was purchased could have a material adverse effect our financial condition and results of operations.
We utilize borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2021, we have no borrowings from the FHLB of San Francisco or the FRB. However, we have utilized borrowings from the FHLB of San Francisco and the FRB to satisfy our short-term liquidity needs. Our borrowing capacity is generally dependent on the value of our collateral pledged to these entities. These lenders could reduce our borrowing capacity or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change to or termination of these programs could have an adverse effect on our liquidity and profitability.
A change in our creditworthiness could increase our cost of funding or adversely affect our liquidity.
Market participants regularly evaluate our creditworthiness and the creditworthiness of our long-term debt based on a number of factors, some of which are not entirely within our control, including our financial strength and conditions within the financial services industry generally. There can be no assurance that our perceived creditworthiness will remain the same. Changes could adversely affect the cost and other terms upon which we are able to obtain funding and our access to the capital markets, and could increase our cost of capital. Likewise, any loss of or decline in the credit rating assigned to WAB could impair our ability to attract deposits or to obtain other funding sources, or increase our cost of funding.
Operational and Technological Risks
A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information. As a result of the COVID-19 pandemic, the number of our employees working remotely at least some of the time has increased substantially. Although we take numerous protective measures to maintain the confidentiality, integrity, and security of our customers’ information across all geographies and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software, and networks and those of our customers and third-party vendors may be vulnerable to unauthorized payments and account access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses to us and/or our customers. These threats may originate externally from increasingly sophisticated third parties, including foreign governments, organized criminal groups, and other hackers, or from outsourced or infrastructure-support providers and application developers, or the threats may originate from within our organization.
We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure. In addition, we may be at risk of an operational failure with respect to our customers’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the ongoing COVID-19 pandemic, the evolving nature of these threats, the outsourcing of many of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We maintain insurance policies that we believe provide reasonable coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that these policies will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, or penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing an attack.
We rely on third parties to provide key components of our business infrastructure.
We rely on third parties to provide key components for our business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we select these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, poor performance by a vendor, or service issues caused by the effects of COVID-19 or a similar pandemic on a vendor could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Replacing these third-party vendors also could create significant delays and expense. Any of these things could adversely affect our business and financial performance.
Our business may be adversely affected by fraud.
As a financial institution, we are inherently exposed to a wide range of operational risks, including, but not limited to, theft and other fraudulent activity by employees, customers, and other third parties targeting us and/or our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.
Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the persistence and increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.
Our controls and processes, our reporting systems and procedures, and our operational infrastructure may not be able to keep pace with our growth, which could cause us to experience compliance and operational problems or lose customers, or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
Our future success will depend on the ability of officers and other key employees to effectively implement solutions designed to improve operational, credit, financial, management and other internal risk controls and processes, as well as improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. We may not successfully implement such changes or improvements in an efficient or timely manner, or we may discover deficiencies in our existing systems and controls that adversely affect our ability to support and grow our existing businesses and client relationships, and could require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to maintain and implement improvements to our controls, processes, and reporting systems and procedures, we may lose customers, experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
The replacement of LIBOR may adversely affect our business.
LIBOR and certain other interest rate benchmarks are the subject of recent national, international and other regulatory guidance and reform. On March 5, 2021, the United Kingdom administrator of LIBOR announced that the 1-month, 3-month, 6-month and 12-month US dollar LIBOR settings would cease to exist after June 30, 2023 and numerous other LIBOR settings, including the 1-week and 2-month US dollar LIBOR settings, would cease to exist after December 31, 2021. The U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition away from U.S. dollar LIBOR as soon as practicable and to stop entering into new contracts that use U.S. dollar LIBOR by December 31, 2021. We began offering three alternative rate indices (including SOFR, Ameribor, and BSBY) on our lending products to our customers in the second half of 2021. Each of these rates indices are International Organization of Securities Commissions compliant and, as of December 31, 2021, we are no longer originating new loans using any LIBOR index.
The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, the transition could:
•adversely affect the interest rates received or paid on the value of our LIBOR-based assets and liabilities;
•adversely affect the interest rates received or paid on the value of other securities or financial arrangements, given LIBOR's role in determining market interest rates globally;

•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
•result in disputes, litigation or other actions with borrowers or counterparties about the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.
The transition away from LIBOR to an alternative reference rate or rates will require the transition to or development of appropriate systems, models and analytics to effectively transition our risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate. Accordingly, management’s LIBOR transition team is actively working on the LIBOR transition project. Despite these efforts, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, investment and trading securities portfolios, and business, is uncertain and could have a material adverse impact on our profitability.
Our risk management practices may prove to be inadequate or not fully effective.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor, and manage the types of risk to which we are subject, including, but not limited to, credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and reputational risk. A BOD level risk committee approves and reviews our key risk management policies and oversees operation of our risk management framework. Although we have devoted significant resources to developing our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, may not be fully effective. In addition, as regulations and the markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses or other material adverse impacts. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, or are subject to ineffective governance, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified, or mitigated.
Our internal controls and procedures may fail or be circumvented and the accuracy of our judgments and estimates about financial and accounting matters may impact operating results and financial condition.
Our management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could result in materially inaccurate reported financial statements and/or have a material adverse effect on our business, results of operations, and financial condition. Similarly, our management makes certain estimates and judgments in preparing our financial statements. The quality and accuracy of those estimates and judgments will impact our operating results and financial condition.
If we are unable to understand and adapt to technological change and implement new technology-driven products and services, our business could be adversely affected.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. We expect that new technologies will continue to emerge and may be superior to, or render obsolete, the technologies currently used in our products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Legal and Compliance Risks
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, require monitoring and reporting of suspicious activity and of customers who are perceived to present a heightened risk of money laundering or other illegal activity, limit the dividends or distributions that WAB can pay to WAL or that we can pay to our stockholders, restrict the ability of affiliates to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than does GAAP, among other things. Our acquisition of AmeriHome also significantly increased our operations in the mortgage industry, where the scope of applicable regulations has grown in complexity in recent years and may continue to do so under the Biden administration as the government continues to prioritize consumer protection measures. AmeriHome’s operations are subject to federal, state and local laws, regulations and judicial and administrative decisions, including those designed to discourage predatory lending and regulate collections and servicing practices with respect to mortgage loans.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. To the extent we continue to grow and become more complex, regulatory oversight and risk and the cost of compliance will likely increase, which may adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation” included in this Form 10-K for a more detailed summary of the regulations and supervision to which we are subject.
Changes to the legal and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act and EGRRCPA, have drastically revised the laws and regulations under which we operate. In general, bank regulators have increased their focus on risk management and regulatory compliance, and we expect this focus to continue. Additional compliance requirements may be costly to implement, may require additional compliance personnel, and may limit our ability to offer competitive products to our customers.
We are also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, WAB, and our other subsidiaries. Any changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition, or results of operations. Failure to appropriately comply with any such laws, regulations or principles or an alleged failure to comply, even if we acted in good faith or the alleged failure reflects a difference in interpretation, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition, or results of operations.
State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.
State and federal banking agencies, including the FRB, FDIC, and CFPB, periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, a federal agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, the agency may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, and to assess civil monetary penalties against us and/or officers or directors, and to remove officers and directors. If the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, it may terminate WAB’s deposit insurance. Under Arizona law, the state banking supervisory authority has many of the same enforcement powers with respect to our state-chartered bank. The CFPB also has the authority to examine us and to take enforcement actions, including the issuance of cease-and-desist orders or civil monetary penalties against us if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws or in an unfair, deceptive, or abusive manner. Finally, our AmeriHome subsidiary needs to maintain certain state licenses and federal and government-sponsored agency approvals required to conduct its business and is subject to periodic examinations by such state and federal agencies, which can result in increases in administrative costs, substantial penalties due to compliance errors, or the loss of licenses.
If we were unable to comply with regulatory directives in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If our regulators were to take such supervisory actions, then we could, among other things, become subject to restrictions on our ability to enter into acquisitions and develop any new business, as well as restrictions on our existing business. We also could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event we were ultimately unable to comply with the terms of a regulatory enforcement action, we could fail and be placed into receivership by the FDIC or the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility, and financial condition.
Current and proposed regulations addressing consumer privacy and data use and security could increase our costs and impact our reputation.
We are subject to federal, state and local laws related to consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act and the California Consumer Protection Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requirements as to consumer notification in the event of data breaches and certain types of security breaches. Additional regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy, data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, reputational harm, loss of consumer confidence, and other adverse consequences, any of which could have a material adverse effect on our results of operations and business.
We could be subject to adverse changes or interpretations of tax laws, tax audits, or challenges to our tax positions.
We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Changes in tax laws, changes in interpretations, guidance or regulations that may be promulgated, or challenges to judgments or actions that we may take with respect to tax laws could negatively impact our current and future financial performance. On September 13, 2021, the Ways and Means Committee of the U.S. House of Representatives released proposed tax reform legislation, which includes an increase in the federal corporate tax rate from 21% to 26.5% for corporations earning more than $5 million, and alters selected provisions of the Internal Revenue Code, among other changes. At this time, we are unable to predict whether this change or any other proposed change in tax law will ultimately be enacted.
In addition, our determination of our tax liability is subject to review by applicable tax authorities. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state and local taxing authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state and local taxing authorities have been increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Any such challenges that are not resolved in our favor may adversely affect our effective tax rate, tax payments or financial condition.
Certain allegations with respect to the Phoenix Suns and Robert Sarver could generate negative publicity for us and cause reputational harm.
Robert Sarver, our former Chief Executive Officer and current Executive Chairman of the Board of Directors, is the managing co-owner of the Phoenix Suns National Basketball Association (NBA) franchise. On November 4, 2021, ESPN published a report describing alleged misconduct and inappropriate behavior by Mr. Sarver relating to his role with the Phoenix Suns. After publication of the report, the NBA announced that it would be conducting a formal investigation into these allegations, which may proceed for an undetermined period of time. In addition, as previously announced, the independent directors of our Board have hired an outside law firm, Munger, Tolles & Olson LLP, to conduct an independent investigation to assist them in evaluating Mr. Sarver’s role with us. This investigation is ongoing and being directed and overseen by the independent directors. Mr. Sarver has not had an active role in the management of our business since stepping down as CEO in 2018 and the allegations in the ESPN report do not relate to his current or previous position with us. However, the results of the investigations are unknown at this time and the potential impact on us related to any negative publicity concerning Mr. Sarver is uncertain.
Securities-Related Risks
The price of our common stock may fluctuate significantly in the future.
The price of our common stock on the New York Stock Exchange constantly changes. The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility or decline. There can be no assurances about the market price for our common stock.
Our stock price may fluctuate as a result of a variety of factors many of which are beyond our control. These factors include:
•actual or anticipated changes in the political climate or public policy, including international trade policy;
•sales of our equity securities;
•our financial condition, performance, creditworthiness, and prospects;
•quarterly variations in our operating results or the quality of our assets;
•operating results that vary from the expectations of management, securities analysts, and investors;
•changes in expectations as to our future financial performance;
•announcements of strategic developments, acquisitions, and other material events by us or our competitors;
•the operating and securities price performance of other companies that investors believe are comparable to us;
•the credit, mortgage, and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;
•changes in interest rates and the slope of the yield curve;
•changes in national and global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and
•our past and future dividend and share repurchase practices.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock or preferred stock.
We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We also grant a significant number of shares of common stock to employees and directors under our Incentive Plan each year. The issuance of any additional shares of our common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to stockholders of our common stock. Holders of our common stock and preferred stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series. Because our decision to issue securities in the future will depend on market conditions, our acquisition activity, and other factors, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
There can be no assurance that we will continue to declare cash dividends or repurchase stock as we have in the past.
We have paid regular quarterly dividends on our common stock since the third quarter of 2019, subject to quarterly declarations by the BOD, and also have paid dividends on our preferred stock since the issuance of such securities in the third quarter of 2021. We have previously adopted common stock repurchase programs, pursuant to which we have repurchased shares of our outstanding common stock, the most recent of which expired in December 2020.

Our dividend payments and/or stock repurchase practices may change from time-to-time, and no assurance can be provided that we will continue to declare dividends in any particular amounts or at all, or institute a new stock repurchase program. Dividends and/or stock repurchases are subject to capital availability and the discretion of our BOD, which must evaluate, among other things, whether cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends and/or repurchase stock. Furthermore, our outstanding Series A preferred stock is senior to our common stock and could adversely affect the ability of us to declare or pay dividends or distributions on common stock. Under the terms of the Series A preferred stock, we are prohibited from paying dividends on our common stock unless all dividends for the latest dividend period on all outstanding shares of Series A preferred stock have been declared and paid in full or declared and a sum sufficient for the payment of those dividends has been set aside. A reduction in or elimination of our dividend payments or dividend program could have a negative effect on our stock price.
Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities that may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. We may also borrow money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2021, we had outstanding subordinated debt, senior unsecured debt, and short-term borrowings. In addition, AmeriHome has outstanding senior notes that were issued prior to the acquisition. We also have outstanding Series A preferred stock, which is senior to our common stock. All of these securities or borrowings have priority over our common stock in a liquidation, which could affect the market price of our stock.
Our BOD is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our BOD also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up, and liquidation and other terms. If we issue additional preferred stock in the future that has a preference over our common stock, with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock and/or the rights of holders of our common stock, the market price of our common stock could be adversely affected.
Anti-takeover provisions could negatively impact our stockholders.
Provisions of Delaware law and provisions of our Certificate of Incorporation, as amended, and our Amended and Restated Bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Additionally, our Certificate of Incorporation, as amended, authorizes our BOD to issue additional series of preferred stock and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 36 domestic branch locations, which include six executive and administrative offices, of which 20 of these locations are owned and 16 are leased.  The Company also has several loan production and other offices across the United States. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada.  See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 7. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.
Item 3.Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject. There are no material proceedings known to the Company to be contemplated by any governmental authority. See "Note 18. Commitments and Contingencies" of the Consolidated Financial Statements included in this Form 10-K for additional information. From time to time, the Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters in the future.
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2021 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At December 31, 2021, there were approximately 1,694 stockholders of record of our common stock. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
During the fourth quarter of 2021, the Company's Board of Directors approved a cash dividend of $0.35 per common share. The dividend payment to shareholders totaled $36.5 million and was paid on December 3, 2021. In addition, the Company paid a cash dividend of $0.29 per depository share to preferred shareholders on December 29, 2021, totaling $3.5 million.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
October 2021	7,347	$121.30	—	$—
November 2021	—	—	—	—
December 2021	—	—	—	—
Total	7,347	$121.30	—	$—

(1)    Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company has previously adopted common stock repurchase programs, the most recent of which expired as of December 31, 2020.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2016 and reinvestment of dividends.

Total Return Performance
Equivalent Value
250
200
150
100
50
Dec '16
Dec '17
Dec '18
Dec '19
Dec '20
Dec '21
Western Alliance
S&P 500 Index
KBW Regional Banking Index

Item 6.[Reserved]

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
For a comparison of the 2020 results to the 2019 results and other 2019 information not included herein, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Developments
Closing of AmeriHome Acquisition
On April 7, 2021, the Company completed its acquisition of Aris, the parent company of AmeriHome, pursuant to which, Aris merged with and into an indirect subsidiary of WAB. Based on AmeriHome's final closing balance sheet and a $275 million cash premium, total cash consideration was approximately $1.2 billion. As a result of the Merger, AmeriHome is now a wholly-owned indirect subsidiary of the Company and will continue to operate as AmeriHome Mortgage, a Western Alliance Bank company. AmeriHome is a leading national business-to-business mortgage acquirer and servicer. The acquisition of AmeriHome complements the Company’s national commercial businesses with a mortgage franchise that allows the Company to expand mortgage-related offerings to existing clients and diversifies the Company’s revenue profile by expanding sources of non-interest income.
AmeriHome's results of operations have been included in the Company's results beginning April 7, 2021.
Acquisition of Digital Disbursements
On January 25, 2022, the Company completed its acquisition of Digital Settlement Technologies LLC, doing business as Digital Disbursements, a digital payments platform for the class action legal industry. The Digital Disbursements' proprietary platform enables claimants to select their payment method, including direct-to-bank account options and popular digital wallets. This provides the Company with the internal capability to significantly increase efficacy, reduce distribution costs and improve potential fraud detection for the legal class action market. The acquisition is expected to grow the Company's deposit base and continue to extend the suite of legal banking services offered while serving adjacent sectors that will benefit from digital payments technology.
COVID-19 and the CARES Act
The COVID-19 pandemic and certain provisions of the CARES Act and other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company's operations, as further discussed below.
Financial position and results of operations
The Company recorded a recovery of credit losses of $21.4 million during year ended December 31, 2021, compared to a provision for credit losses of $123.6 million during the year ended December 31, 2020. The decrease in the provision for credit losses compared to the same period in the prior year is attributable to the continued improved outlook for the overall economy. While the Company has not to date experienced significant write-offs related to the COVID-19 pandemic, the Company is continuing to closely monitor its loans with borrowers in COVID-19 impacted industries.

The below table details the Company's exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	December 31, 2021
	Loan Balance	Percent of Total Loan Portfolio
	(dollars in millions)
Industry (1):
Hotel	$2,745.6	6.1%
Investor dependent	985.8	2.2
Retail (2)	699.9	1.6
Gaming	924.1	2.1
Total	$5,355.4	12.0%
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
Lending operations and accommodations to borrowers
The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of the program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses were able to apply for and receive PPP loans through May 31, 2021 and certain small businesses that previously received a loan under the original program were eligible to obtain an additional loan. These loans have a five-year term and earn interest at a rate of 1%. During the year ended December 31, 2021, the Company funded $602.5 million in loans under the second round of the PPP and received $1.4 billion and $215.8 million in loan payoffs on the first and second rounds of PPP loans, respectively. As of December 31, 2021, the carrying value of loans originated under the first and second round of the PPP totaled $411.9 million.
The CARES Act permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provided interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This included the following (i) the loan modification was made between March 1, 2020 and December 31, 2020, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021 extended these provisions through January 1, 2022. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers included extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of December 31, 2021, the Company has outstanding modifications on HFI commercial loans that met these conditions with a net balance of $152.8 million, none of which, involve loan payment deferrals. Further, residential HFI mortgage loans in forbearance have a net balance of $22.2 million as of December 31, 2021.

Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including blockchain-based offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services to its business customers across the country and has added to these capabilities with the acquisition of AmeriHome on April 7, 2021, which provides mortgage banking services.
Financial Results Highlights of 2021
•Net income available to common stockholders of $895.7 million for 2021, compared to $506.6 million for 2020
•Diluted earnings per share of $8.67 for 2021, compared to $5.04 per share for 2020
•Net revenue of $2.0 billion, constituting year-over-year growth of 57.8%, or $715.3 million, compared to an increase in non-interest expenses of 73.2%, or $359.8 million
•PPNR1 increased $376.7 million to $1.1 billion, compared to $746.1 million in 2020
•Income tax expense increased $107.9 million to $223.8 million, compared to $115.9 million in 2020
•Total HFI loans of $39.1 billion, up $12.0 billion from December 31, 2020
•Total deposits of $47.6 billion, up $15.7 billion from December 31, 2020
•Stockholders' equity of $5.0 billion, an increase of $1.5 billion from December 31, 2020
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.15% of total assets, from 0.32% at December 31, 2020
•Net loan charge-offs to average loans outstanding of 0.02% for 2021, compared to 0.06% for 2020
•Net interest margin of 3.41% in 2021, compared to 3.97% in 2020
•Return on average assets of 1.83% for 2021, compared to 1.61% for 2020
•Tangible common equity ratio1 of 7.3%, compared to 8.6% at December 31, 2020
•Tangible book value per share, net of tax1, of $37.84, an increase of 22.5% from $30.90 at December 31, 2020
•Efficiency ratio1 of 41.8% in 2021, compared to 38.8% in 2020
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2021.
1 See Non-GAAP Financial Measures section beginning on page 36.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2021	2020	2019
	(dollars in millions, except per share amounts)
Net income	$899.2	$506.6	$499.2
Net income available to common stockholders	895.7	506.6	499.2
Earnings per share - basic	8.72	5.06	4.86
Earnings per share - diluted	8.67	5.04	4.84
Return on average assets	1.83%	1.61%	2.00%
Return on average equity	22.3%	16.1%	17.5%
Return on average tangible common equity (1)	26.2	17.7	19.6
Net interest margin	3.41	3.97	4.52
(1) See Non-GAAP Financial Measures section beginning on page 36.

	December 31,
	2021	2020
	(in millions)
Total assets	$55,982.6	$36,461.0
Loans HFS	5,635.1	—
Loans HFI, net of deferred loan fees and costs	39,075.4	27,053.0
Securities and money market investments	7,454.4	5,444.6
Total deposits	47,612.0	31,930.5
Other borrowings	1,501.9	21.0
Qualifying debt	895.8	548.7
Stockholders' equity	4,962.6	3,413.5
Tangible common equity, net of tax[1]	4,035.2	3,116.6
(1) See Non-GAAP Financial Measures section beginning on page 36.
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes the Company's key asset quality metrics for HFI loans:

	At or for the Year Ended December 31,
	2021	2020	2019
	(dollars in millions)
Nonaccrual loans	$72.6	$115.2	$56.0
Repossessed assets	11.7	1.4	13.9
Non-performing assets	87.3	149.8	98.2
Loans past due 90 days and still accruing	—	—	—
Nonaccrual loans to funded loans	0.19%	0.43%	0.27%
Nonaccrual and repossessed assets to total assets	0.15	0.32	0.26
Loans past due 90 days and still accruing to funded loans	—	—	—
Allowance for loan losses to funded loans	0.65	1.03	0.80
Allowance for credit losses to funded loans	0.74	1.17	0.84
Allowance for loan losses to nonaccrual loans	348	242	300
Net charge-offs to average loans outstanding	0.02	0.06	0.02

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $56.0 billion at December 31, 2021 from $36.5 billion at December 31, 2020. The increase in total assets of $19.5 billion, or 53.5%, was driven by continued organic loan and deposit growth and the acquisition of AmeriHome. HFI loans increased by $12.0 billion, or 44.4%, to $39.1 billion as of December 31, 2021, compared to $27.1 billion as of December 31, 2020. The increase in HFI loans from December 31, 2020 was driven by increases in residential real estate and commercial and industrial loans of $6.8 billion and $4.0 billion, respectively. CRE, non-owner occupied and construction and land development loans also increased $871.7 million and $591.4 million, respectively. These increases were partially offset by a decrease in CRE, owner occupied loans of $258.7 million. Additionally, HFS loans totaled $5.6 billion as of December 31, 2021.
Total deposits increased $15.7 billion, or 49.1%, to $47.6 billion as of December 31, 2021 from $31.9 billion as of December 31, 2020. The increase in deposits from December 31, 2020 was driven by increases of $7.9 billion in non-interest bearing demand deposits, $4.9 billion in savings and money market accounts, and interest bearing demand deposits of $2.5 billion.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,658.7	$1,261.8	$396.9
Interest expense	109.9	94.9	15.0
Net interest income	1,548.8	1,166.9	381.9
(Recovery of) provision for credit losses	(21.4)	123.6	(145.0)
Net interest income after provision for (recovery of) credit losses	1,570.2	1,043.3	526.9
Non-interest income	404.2	70.8	333.4
Non-interest expense	851.4	491.6	359.8
Income before provision for income taxes	1,123.0	622.5	500.5
Income tax expense	223.8	115.9	107.9
Net income	899.2	506.6	392.6
Dividends on preferred stock	3.5	—	3.5
Net income available to common stockholders	$895.7	$506.6	$389.1
Earnings per share - basic	$8.72	$5.06	$3.66
Earnings per share - diluted	$8.67	$5.04	$3.63

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
Pre-Provision Net Revenue
Banking regulations define PPNR as the sum of net interest income and non-interest income less expenses before adjusting for loss provisions. Management believes that this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.
The following table shows the components of PPNR for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net interest income	$1,548.8	$1,166.9	$1,040.4
Total non-interest income	404.2	70.8	65.1
Net revenue	$1,953.0	$1,237.7	$1,105.5
Total non-interest expense	851.4	491.6	482.0
Less:
Acquisition and restructure expense	15.3	—	—
Loss on extinguishment of debt	5.9	—	—
Total non-interest expense, adjusted	$830.2	$491.6	$482.0
Pre-provision net revenue	$1,122.8	$746.1	$623.5
Less:
Acquisition and restructure expense	15.3	—	—
Loss on extinguishment of debt	5.9	—	—
(Recovery of) provision for credit losses	(21.4)	123.6	19.3
Income tax expense	223.8	115.9	105.0
Net income	$899.2	$506.6	$499.2

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

	December 31
	2021	2020
	(dollars and shares in millions)
Total stockholders' equity	$4,962.6	$3,413.5
Less:
Goodwill and intangible assets	634.8	298.5
Preferred stock	294.5	—
Total tangible common stockholders' equity	4,033.3	3,115.0
Plus: deferred tax - attributed to intangible assets	1.9	1.6
Total tangible common equity, net of tax	$4,035.2	$3,116.6

Total assets	$55,982.6	$36,461.0
Less: goodwill and intangible assets, net	634.8	298.5
Tangible assets	55,347.8	36,162.5
Plus: deferred tax - attributed to intangible assets	1.9	1.6
Total tangible assets, net of tax	$55,349.7	$36,164.1

Tangible common equity ratio	7.3%	8.6%
Common shares outstanding	106.6	100.8
Book value per common share	$43.78	$33.85
Tangible book value per common share, net of tax	37.84	30.90
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2021	2020	2019
	(dollars in millions)
Total non-interest expense, adjusted	$830.2	$491.6	$482.0
Divided by:
Total net interest income	1,548.8	1,166.9	1,040.4
Plus:
Tax equivalent interest adjustment	33.3	28.4	25.1
Total non-interest income	404.2	70.8	65.1
	$1,986.3	$1,266.1	$1,130.6
Efficiency ratio - tax equivalent basis	41.8%	38.8%	42.7%

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of December 31, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.

	December 31,
	2021	2020
	(dollars in millions)
Common equity tier 1:
Common equity	$4,715.4	$3,465.9
Less:
Non-qualifying goodwill and intangibles	631.3	296.9
Disallowed deferred tax asset	—	—
AOCI related adjustments	16.4	91.8
Unrealized gain on changes in fair value liabilities	(0.7)	0.5
Common equity tier 1	$4,068.4	$3,076.7
Divided by: Risk-weighted assets	$44,697.0	$31,015.4
Common equity tier 1 ratio	9.1%	9.9%

Common equity tier 1	$4,068.4	$3,076.7
Plus: Preferred stock and trust preferred securities	375.9	81.5
Less:
Disallowed deferred tax asset	—	—
Unrealized gain on changes in fair value liabilities	—	—
Tier 1 capital	$4,444.3	$3,158.2
Divided by: Tangible average assets	$56,972.9	$34,349.3
Tier 1 leverage ratio	7.8%	9.2%

Total capital:
Tier 1 capital	$4,444.3	$3,158.2
Plus:
Subordinated debt	815.1	454.8
Adjusted allowances for credit losses	239.6	259.0
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$1,054.7	$713.8

Total capital	$5,499.0	$3,872.0
Total capital ratio	12.3%	12.5%

Classified assets to tier 1 capital plus allowance:
Classified assets	$300.7	$223.7
Divided by: Tier 1 capital	4,444.3	3,158.2
Plus: Adjusted allowances for credit losses	239.6	259.0
Total Tier 1 capital plus adjusted allowances for credit losses	$4,683.9	$3,417.2
Classified assets to tier 1 capital plus allowance	6.4%	6.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$5,475.7	$174.4	3.18%	$20.0	$0.3	1.63%
Loans held for investment:
Commercial and industrial	14,978.4	624.8	4.26	12,032.1	549.6	4.67
CRE - non-owner occupied	5,829.0	271.3	4.67	5,370.1	262.9	4.91
CRE - owner occupied	2,029.8	97.7	4.92	2,244.6	109.8	5.00
Construction and land development	2,790.4	160.0	5.74	2,183.5	129.9	5.97
Residential real estate	5,129.2	158.9	3.10	2,318.6	89.4	3.85
Consumer	39.0	1.7	4.43	47.0	2.4	5.19
Total HFI loans (1), (2), (3)	30,795.8	1,314.4	4.32	24,195.9	1,144.0	4.79
Securities:
Securities - taxable	5,284.5	95.8	1.81	2,936.5	63.1	2.15
Securities - tax-exempt	2,137.1	68.9	4.05	1,476.4	49.3	4.20
Total securities (1)	7,421.6	164.7	2.46	4,412.9	112.4	2.84
Other	2,718.3	5.2	0.19	1,452.1	5.1	0.36
Total interest earning assets	46,411.4	1,658.7	3.65	30,080.9	1,261.8	4.29
Non-interest earning assets
Cash and due from banks	292.7			171.2
Allowance for credit losses	(261.0)			(277.7)
Bank owned life insurance	178.1			177.9
Other assets	2,486.7			1,221.1
Total assets	$49,107.9			$31,373.4
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$4,750.8	$5.9	0.13%	$3,488.3	$9.0	0.26%
Savings and money market accounts	15,814.3	33.1	0.21	10,008.9	34.8	0.35
Certificates of deposit	1,849.5	8.5	0.46	1,997.6	26.6	1.33
Total interest-bearing deposits	22,414.6	47.5	0.21	15,494.8	70.4	0.45
Short-term borrowings	1,206.0	8.2	0.68	119.7	0.6	0.49
Long-term debt	373.2	21.1	5.65	—	—	—
Qualifying debt	827.5	33.1	4.00	514.1	23.9	4.66
Total interest-bearing liabilities	24,821.3	109.9	0.44	16,128.6	94.9	0.59
Interest cost of funding earning assets			0.24%			0.32%
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	19,415.6			11,465.5
Other liabilities	837.2			627.5
Stockholders’ equity	4,033.8			3,151.8
Total liabilities and stockholders' equity	$49,107.9			$31,373.4
Net interest income and margin (4)		$1,548.8	3.41%		$1,166.9	3.97%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $33.3 million and $28.4 million for the year ended December 31, 2021 and 2020, respectively.
(2)Included in the yield computation are net loan fees of $131.7 million and $94.9 million for the year ended December 31, 2021 and 2020, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets.

	Year Ended December 31,
	2021 versus 2020
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$173.8	$0.3	$174.1
Loans:
Commercial and industrial	122.9	(47.7)	75.2
CRE - non-owner occupied	21.4	(13.0)	8.4
CRE - owner occupied	(10.3)	(1.8)	(12.1)
Construction and land development	34.8	(4.7)	30.1
Residential real estate	87.1	(17.6)	69.5
Consumer	(0.4)	(0.3)	(0.7)
Total loans	255.5	(85.1)	170.4
Securities:
Securities - taxable	42.6	(9.9)	32.7
Securities - tax-exempt	21.3	(1.7)	19.6
Total securities	63.9	(11.6)	52.3
Other	2.4	(2.3)	0.1
Total interest income	495.6	(98.7)	396.9

Interest expense:
Interest-bearing transaction accounts	$1.6	$(4.7)	$(3.1)
Savings and money market	12.2	(13.9)	(1.7)
Time certificates of deposit	(0.7)	(17.4)	(18.1)
Short-term borrowings	7.4	0.2	7.6
Long-term debt	21.1	—	21.1
Qualifying debt	12.5	(3.3)	9.2
Total interest expense	54.1	(39.1)	15.0

Net change	$441.5	$(59.6)	$381.9
(1)Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2021, interest income was $1.7 billion, an increase of $396.9 million, or 31.5%, compared to $1.3 billion for the year ended December 31, 2020. This increase was the result of interest income from HFS loans of $174.4 million, coupled with a $170.4 million increase in interest income from HFI loans that was driven by a $6.6 billion increase in the average HFI loan balance for the year ended December 31, 2021. Interest income from investment securities also increased by $52.3 million for the comparable period due to an increase in the average investment balance of $3.0 billion. Average yield on interest earning assets decreased to 3.65% for the year ended December 31, 2021, compared to 4.29% in 2020, which was primarily the result of a lower rate environment.
For the year ended December 31, 2021, interest expense was $109.9 million, compared to $94.9 million for the year ended December 31, 2020. Interest expense on deposits decreased $22.9 million for the same period while average interest-bearing deposits increased $6.9 billion, which due to the lower rate environment, reduced the average cost of interest-bearing deposits by 24 basis points. Interest expense across all debt types increased $37.9 million for the year ended December 31, 2021 compared to the same period in 2020 as a result of an increase of $1.8 billion in average total debt. The increase in average total debt during the year ended December 31, 2021 is attributable to increases in overnight borrowings and AmeriHome warehouse facilities, issuances of $600.0 million in subordinated debt and $469.6 million in credit linked notes, as well as $300.0 million in AmeriHome senior notes.
For the year ended December 31, 2021, net interest income was $1.5 billion, compared to $1.2 billion for the year ended December 31, 2020. The increase in net interest income reflects a $16.3 billion increase in average interest earning assets, offset by an increase of $8.7 billion in average interest-bearing liabilities. The decrease in net interest margin of 56 basis points compared to 2020 is the result of a decrease in loan and investment security yields due to a lower rate environment and higher funding costs on borrowings during 2021. These decreases to net interest margin were offset in part by lower deposit costs compared to 2020.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios at the time that the loan is originated or the security is purchased. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the year ended December 31, 2021, the Company recognized a recovery of credit losses of $21.4 million, compared to a provision for credit losses of $123.6 million for the year ended December 31, 2020. The decrease in provision from the prior year is primarily related to the current improved economic outlook.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2021	2020	Increase (Decrease)
	(in millions)
Net gain on loan origination and sale activities	$326.2	$—	$326.2
Service charges and fees	28.3	23.3	5.0
Income from equity investments	22.1	12.7	9.4
Commercial banking related income	17.4	14.7	2.7
Gain on sales of investment securities	8.3	0.2	8.1
Gain on recovery from credit guarantees	7.2	—	7.2
Fair value (loss) gain on assets measured at fair value, net	(1.3)	3.8	(5.1)
Net loan servicing revenue (expense)	(16.3)	—	(16.3)
Other income	12.3	16.1	(3.8)
Total non-interest income	$404.2	$70.8	$333.4
Total non-interest income for the year ended December 31, 2021 compared to the same period in 2020 increased by $333.4 million. The increase in non-interest income is primarily attributable to mortgage banking income resulting from the acquisition of AmeriHome. Net gain on loan origination and sale activities totaled $326.2 million, partially offset by net loan servicing expense of $16.3 million for the period from the acquisition date through December 31, 2021. In addition, income from equity investments increased $9.4 million over the prior year due to an increase in warrant activity for the year ended December 31, 2021.
The Company also recognized gains from sale of investment securities of $8.3 million and a recovery from credit guarantees of $7.2 million during the year ended December 31, 2021. During the onset of the pandemic in 2020, the Company increased its investments in tax-exempt municipal securities to take advantage of dislocations in the municipal market as credit spreads widened. As performance of these securities significantly improved during the year and as part of the Company's interest rate management actions, a portion of these municipal securities was sold to realize this appreciation in value. The recovery from credit guarantees is attributable to credit protection provided by the credit linked note transactions entered into during the year ended December 31, 2021. The amount of the gain is equal to the allowance for credit losses recorded on the aggregate $6.4 billion reference pools.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2021	2020	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$466.7	$303.6	$163.1
Legal, professional, and directors' fees	58.6	42.2	16.4
Data processing	58.2	35.7	22.5
Loan servicing expenses	53.5	—	53.5
Occupancy	43.8	34.1	9.7
Deposit costs	29.8	18.5	11.3
Loan acquisition and origination expenses	28.8	—	28.8
Insurance	23.0	13.3	9.7
Business development and marketing	13.5	9.6	3.9
Loss on extinguishment of debt	5.9	—	5.9
Net gain on sales and valuations of repossessed and other assets	(3.5)	(1.5)	(2.0)
Acquisition and restructure expenses	15.3	—	15.3
Other expense	57.8	36.1	21.7
Total non-interest expense	$851.4	$491.6	$359.8
Total non-interest expense for the year ended December 31, 2021 increased $359.8 million compared to the same period in 2020. The increase in non-interest expense was driven by the AmeriHome acquisition, which contributed to the increase in salaries and employee benefits of $163.1 million from the addition of approximately 1,000 employees along with new expense categories related to mortgage banking activities, including loan servicing expenses of $53.5 million and loan acquisition and origination expenses of $28.8 million. In addition, the Company incurred acquisition and restructure expenses of $15.3 million, which include acquisition costs and costs related to repurchase of EBO loans for purposes of optimizing the Company's combined balance sheet.
Income Taxes
For the years ended December 31, 2021, 2020, and 2019 the Company's effective tax rate was 19.9%, 18.6% and 17.4%, respectively. The increase in the effective tax rate from 2020 to 2021 is primarily due to increases in pretax book income and state taxes associated with the AmeriHome acquisition which were not fully offset by growth in permanent tax benefit items for the year. The increase in the effective tax rate from 2019 to 2020 is primarily due to tax expense associated with the surrender of bank owned life insurance, no valuation allowance release in 2020 and return to provision adjustments.

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
The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
December 31, 2021	(in millions)
Loans, net of deferred loan fees and costs	$39,075.4	$25,092.4	$13,983.0	$—
Deposits	47,612.0	30,466.8	15,362.9	1,782.3

December 31, 2020
Loans, net of deferred loan fees and costs	$27,053.0	$20,245.8	$6,798.2	$9.0
Deposits	31,930.5	21,448.0	9,936.8	545.7

Year Ended December 31, 2021	(in millions)
Income (loss) before income taxes	$1,123.0	$861.5	$496.1	$(234.6)

Year Ended December 31, 2020
Income (loss) before income taxes	$622.5	$612.7	$220.5	$(210.7)
BALANCE SHEET ANALYSIS
Total assets increased to $56.0 billion at December 31, 2021 from $36.5 billion at December 31, 2020. The increase in total assets of $19.5 billion, or 53.5%, was driven by continued organic loan and deposit growth and the acquisition of AmeriHome. HFI loans increased by $12.0 billion, or 44.4%, to $39.1 billion as of December 31, 2021, compared to $27.1 billion as of December 31, 2020. The increase in HFI loans from December 31, 2020 was driven by increases in residential real estate and commercial and industrial loans of $6.8 billion and $4.0 billion, respectively. CRE, non-owner occupied and construction and land development loans also increased $871.7 million and $591.4 million, respectively. These increases were partially offset by a decrease in CRE, owner occupied loans of $258.7 million. Additionally, HFS loans totaled $5.6 billion as of December 31, 2021.
Total liabilities increased $18.0 billion, or 54.4%, to $51.0 billion at December 31, 2021, compared to $33.0 billion at December 31, 2020. The increase in liabilities is due primarily to an increase in total deposits. Total deposits increased $15.7 billion, or 49.1%, to $47.6 billion at December 31, 2021. The increase in deposits from December 31, 2020 was driven by an increase in non-interest-bearing demand deposits of $7.9 billion, savings and money market deposits of $4.9 billion, interest-bearing demand deposits of $2.5 billion, and certificates of deposit of $398.6 million. Other borrowings also increased $1.5 billion due to an increase in overnight borrowings, AmeriHome senior notes, and issuance of credit linked notes. Qualified debt also increased $347.1 million primarily related to issuance of $600.0 million in subordinated debt in June 2021, partially offset by redemptions of $250.0 million in subordinated debt during the year.
Total stockholders’ equity increased by $1.5 billion, or 45.4%, to $5.0 billion at December 31, 2021, compared to $3.4 billion at December 31, 2020. The increase in stockholders' equity is primarily a function of net income and net proceeds of $834.8 million from issuances of common and preferred stock during the year, partially offset by quarterly dividends to shareholders and unrealized losses on AFS securities.

Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value with unrealized gains or losses on these securities recorded as part of AOCI in stockholders’ equity, net of tax. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Trading securities are reported at fair value, with unrealized gains and losses on these securities included in current period earnings.
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk.
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2021	2020	Increase (Decrease)
	(in millions)
Debt securities
CLO	$926.2	$146.9	$779.3
Commercial MBS issued by GSEs	68.5	84.6	(16.1)
Corporate debt securities	382.9	270.2	112.7
Private label residential MBS	1,724.9	1,476.9	248.0
Residential MBS issued by GSEs	1,993.4	1,486.6	506.8
Tax-exempt	2,105.3	1,756.2	349.1
U.S. treasury securities	13.0	—	13.0
Other	81.7	55.9	25.8
Total debt securities	$7,295.9	$5,277.3	$2,018.6

Equity securities
CRA investments	$44.6	$53.4	$(8.8)
Preferred stock	113.9	113.9	—
Total equity securities	$158.5	$167.3	$(8.8)
Debt securities increased $2.0 billion, or 38.3%, from December 31, 2020. The increase in investment securities is largely attributable to deployment of excess liquidity with purchases of CLOs, residential MBS issued by GSEs, tax-exempt municipal securities, and private label residential MBS. The Company continued to increase its investment in CLOs during the year as these variable rate securities generate yields that are higher than those for MBS and will benefit from future increases in interest rates. The Company's CLO portfolio consists of second or third credit tranche bonds of structured transactions, rated AA to A.
The Company has variable rate securities, which consist primarily of CLOs. The rates on these securities will convert to a SOFR index when LIBOR is discontinued in June 2023.

Weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below and tax-exempt obligations have not been tax-effected. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2021 are summarized in the table below:

	December 31, 2021
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in millions)
Held-to-maturity
Private label residential MBS (1)	$—	—%	$—	—%	$—	—%	$216.9	2.20%	$216.9	2.20%
Tax-exempt bonds	40.7	4.00	18.1	4.75	—	—	831.4	4.10	890.2	4.11
Total HTM securities	$40.7	4.00%	$18.1	4.75%	$—	—%	$1,048.3	3.71%	$1,107.1	3.74%

Available-for-sale
CLO	$—	—%	$—	—%	$422.9	1.89%	$503.1	1.81%	$926.0	1.85%
Commercial MBS issued by GSEs (1)	—	—	15.2	2.73	8.8	2.21	44.2	2.09	68.2	2.25
Corporate debt securities	—	—	112.0	3.03	265.7	3.54	5.0	3.70	382.7	3.39
Private label residential MBS (1)	—	—	0.1	5.50	3.8	2.78	1,524.8	2.16	1,528.7	2.17
Residential MBS issued by GSEs (1)	—	—	4.1	2.62	1.6	2.70	2,021.8	1.87	2,027.5	1.87
Tax-exempt	—	—	1.0	4.33	59.8	2.96	1,084.3	2.73	1,145.1	2.74
U.S. treasury securities	13.0	0.04	—	—	—	—	—	—	13.0	0.04
Other	1.0	2.50	6.2	2.99	12.0	4.42	56.1	2.45	75.3	2.81
Total AFS securities	$14.0	0.22%	$138.6	2.99%	$774.6	2.59%	$5,239.3	2.14%	$6,166.5	2.21%
(1)MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not hold any subprime MBS in its investment portfolio. Approximately 55% of its MBS are GSE issued. The MBS that are not GSE issued consist primarily of investment grade securities, including $1.4 billion rated AAA and $87.4 million rated AA.
Gross unrealized losses at December 31, 2021 relate primarily to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company has reviewed its securities on which there is an unrealized loss in accordance with its allowance for credit losses policy described in "Note 1. Summary of Significant Accounting Policies" to the Consolidated Financial Statements contained herein. Based on the analysis performed, management determined that an allowance for credit losses on the Company's AFS securities was not necessary at December 31, 2021.
The credit loss model under ASC 326-20, applicable to HTM securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. For the year ended December 31, 2021, the Company recognized a recovery of credit losses on HTM securities of $1.6 million, compared to a provision for credit losses of $4.1 million for the same period in 2020, resulting in a total allowance of $5.2 million and $6.8 million as of December 31, 2021 and 2020, respectively.

Loans HFS
The Company acquired loans held for sale initially as part of the AmeriHome acquisition and, as part of its ongoing mortgage banking business, the Company continues to purchase residential mortgage loans with the intention to sell these loans at a later date. The following is a summary of these loans by type:

December 31, 2021
(in millions)
Government-insured or guaranteed:
EBO (1)	$1,692.8
Non-EBO	1,396.6
Total government-insured or guaranteed	3,089.4
Agency-conforming	2,482.9
Non-agency	62.8
Total loans HFS	$5,635.1
(1)    EBO loans are delinquent loans repurchased under the terms of the GNMA MBS program that can be resold when loans are brought current.
The Company had no loans HFS as of December 31, 2020.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	December 31,
	2021	2020	Increase (Decrease)
	(in millions)
Warehouse lending	$5,155.9	$4,340.2	$815.8
Municipal & nonprofit	1,579.2	1,728.8	(149.7)
Tech & innovation	1,417.8	1,403.0	14.8
Equity fund resources	3,829.8	1,145.3	2,684.5
Other commercial and industrial	6,465.7	5,911.2	554.6
CRE - owner occupied	1,723.7	1,909.3	(185.5)
Hotel franchise finance	2,534.0	1,983.9	550.1
Other CRE - non-owner occupied	3,951.8	3,640.2	311.6
Residential	9,242.8	2,378.5	6,864.3
Construction and land development	3,005.8	2,429.4	576.4
Other	168.9	183.2	(14.3)
Total loans HFI	39,075.4	27,053.0	12,022.4
Allowance for credit losses	(252.5)	(278.9)	26.4
Total loans HFI, net of allowance	$38,822.9	$26,774.1	$12,048.8

Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $85.7 million and $75.4 million reduced the carrying value of loans as of December 31, 2021 and 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $184.8 million and $26.0 million increased the carrying value of loans as of December 31, 2021 and 2020, respectively.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2021 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in one year or less	Due after one year to five years	Due after five years to fifteen years	Due after fifteen years	Total
	(in millions)
Warehouse lending
Variable rate	$3,295.3	$1,794.9	$6.9	$—	$5,097.1
Fixed rate	39.0	19.8	—	—	58.8
Municipal & nonprofit
Variable rate	—	39.1	397.7	59.5	496.3
Fixed rate	1.8	57.1	612.5	411.5	1,082.9
Tech & innovation
Variable rate	137.1	1,261.9	—	—	1,399.0
Fixed rate	3.1	15.7	—	—	18.8
Equity fund resources
Variable rate	2,157.9	1,664.6	7.3	—	3,829.8
Fixed rate	—	—	—	—	—
Other commercial and industrial
Variable rate	707.5	2,639.1	1,575.2	18.1	4,939.9
Fixed rate	144.3	1,092.9	280.2	8.4	1,525.8
CRE - owner occupied
Variable rate	33.1	294.5	478.3	100.7	906.6
Fixed rate	39.5	280.8	471.8	25.0	817.1
Hotel franchise finance
Variable rate	261.3	1,556.1	—	—	1,817.4
Fixed rate	63.1	591.1	62.4	—	716.6
Other CRE - non-owner occupied
Variable rate	610.1	1,630.1	370.6	28.9	2,639.7
Fixed rate	185.2	754.9	371.3	0.7	1,312.1
Residential
Variable rate	8.2	15.8	3.3	562.5	589.8
Fixed rate	4.0	1.5	42.8	8,604.7	8,653.0
Construction and land development
Variable rate	806.6	1,874.9	89.0	4.8	2,775.3
Fixed rate	54.8	161.0	14.7	—	230.5
Other
Variable rate	77.1	14.8	15.2	2.7	109.8
Fixed rate	4.2	32.1	22.8	—	59.1
Total	$8,633.2	$15,792.7	$4,822.0	$9,827.5	$39,075.4
As of December 31, 2021, approximately $18.3 billion, or 74.3%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.0%. At December 31, 2020, approximately $13.7 billion, or 75.3% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.4%. At December 31, 2021, total loans consisted of 63.0% with variable rates and 37.0% with fixed rates, compared to 67.5% with variable rates and 32.5% with fixed rates at December 31, 2020.
The Company began offering three alternative rate indices (including SOFR, Ameribor, and BSBY) on its lending products to its customers in the second half of 2021. Existing variable rate loan contracts contain LIBOR replacement language, which allow for conversion to a different rate index and spread adjustment, if necessary.

Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. The Company’s loan portfolio includes significant credit exposure to the CRE market. Commercial and industrial loans made up 47% and 53% of the Company's HFI loan portfolio as of December 31, 2021 and 2020, respectively. In addition, CRE related loans accounted for approximately 29% and 38% of total loans, at December 31, 2021 and 2020 respectively. Substantially all of these CRE loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 23% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2021 and 2020, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total HFI loans as of December 31, 2021 and 2020.
Non-performing Assets
Total non-performing loans decreased by $72.8 million at December 31, 2021 to $75.6 million from $148.4 million at December 31, 2020.

	December, 31
	2021	2020
	(dollars in millions)
Total nonaccrual loans (1)	$72.6	$115.2
Loans past due 90 days or more on accrual status	—	—
Accruing troubled debt restructured loans	3.0	33.2
Total nonperforming loans	75.6	148.4
Other assets acquired through foreclosure, net	$11.7	$1.4
Nonaccrual loans to funded HFI loans	0.19%	0.43%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—
(1)Includes non-accrual TDR loans of $17.8 million and $28.4 million at December 31, 2021 and 2020, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $5.3 million, $5.0 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The composition of nonaccrual HFI loans by loan portfolio segment were as follows:

	December 31, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	$13.3	18.3%	0.03%
Equity fund resources	0.6	0.8	0.00
Other commercial and industrial	16.1	22.2	0.05
CRE - owner occupied	13.0	17.9	0.03
Other CRE - non-owner occupied	13.1	18.0	0.03
Residential	15.1	20.8	0.05
Construction and land development	1.0	1.4	0.00
Other	0.4	0.6	0.00
Total non-accrual loans	$72.6	100.0%	0.19%

	December 31, 2020
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Municipal & nonprofit	$1.9	1.7%	0.01%
Tech & innovation	13.5	11.7	0.05
Other commercial and industrial	17.2	14.9	0.06
CRE - owner occupied	34.5	29.9	0.13
Other CRE - non-owner occupied	36.5	31.7	0.14
Residential	11.4	9.9	0.04
Other	0.2	0.2	0.00
Total non-accrual loans	$115.2	100.0%	0.43%

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
The following table presents TDR loans:

	December 31, 2021			December 31, 2020
	Number of Loans		Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	2	2	$2.1	4	$20.4
Other commercial and industrial	7		6.2	9	22.9
CRE - owner occupied	1		0.5	4	2.6
Hotel franchise finance	—		—	2	5.5
Other CRE - non-owner occupied	5		11.0	3	10.2
Construction and land development	1		1.0	—	—
Total	16		$20.8	22	$61.6
The Company had an allowance for credit losses on these loans of zero and $2.7 million as of December 31, 2021 and 2020, respectively. There were no commitments outstanding on TDR loans as of December 31, 2021, compared to $0.6 million as of December 31, 2020.

Allowance for Credit Losses on HFI Loans
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the allowance for credit losses on HFI loans by loan portfolio segment:

	December 31, 2021			December 31, 2020
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)			(dollars in millions)
Warehouse lending	$3.0	1.2%	13.2%	$3.4	1.2%	16.0%
Municipal & nonprofit	13.7	5.4	4.1	15.9	5.7	6.4
Tech & innovation	25.7	10.2	3.6	33.4	12.0	5.2
Equity fund resources	9.6	3.8	9.8	1.9	0.7	4.2
Other commercial and industrial	103.6	41.0	16.5	94.7	33.9	21.8
CRE - owner occupied	10.6	4.2	4.4	18.6	6.7	7.1
Hotel franchise finance	41.5	16.4	6.5	43.3	15.5	7.3
Other CRE - non-owner occupied	16.9	6.7	10.1	39.9	14.3	13.5
Residential	12.5	5.0	23.7	0.8	0.3	8.8
Construction and land development	12.5	5.0	7.7	22.0	7.9	9.0
Other	2.9	1.1	0.4	5.0	1.8	0.7
Total	$252.5	100.0%	100.0%	$278.9	100.0%	100.0%
During the years ended December 31, 2021 and 2020, net loan charge-offs to average loans outstanding was 0.02% and 0.06%, respectively.
In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $37.6 million and $37.0 million at December 31, 2021 and 2020, respectively, and is included in Other liabilities on the Consolidated Balance Sheets.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of this Form 10-K. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	December 31, 2021
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	13	$38.9	11.4%	0.10%
Other commercial and industrial	66	60.6	17.9	0.16
CRE - owner occupied	14	16.0	4.7	0.04
Hotel franchise finance	9	138.7	40.9	0.35
Other CRE - non-owner occupied	5	11.6	3.4	0.03
Residential	35	15.7	4.6	0.04
Construction and land development	7	28.1	8.3	0.07
Other	17	29.8	8.8	0.08
Total	166	$339.4	100.0%	0.87%

	December 31, 2020
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	4	$15.3	3.6%	0.06%
Other commercial and industrial	71	74.3	17.6	0.27
CRE - owner occupied	37	79.8	18.9	0.30
Hotel franchise finance	9	116.9	27.6	0.43
Other CRE - non-owner occupied	9	15.8	3.7	0.06
Construction and land development	7	47.3	11.2	0.17
Other	21	73.4	17.4	0.27
Total	158	$422.8	100.0%	1.56%
Mortgage Servicing Rights
As of December 31, 2021, the fair value of the Company's MSRs related to residential mortgage loans totaled $698.0 million.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

December 31, 2021
(in millions)
FNMA and FHLMC	$38,753.9
GNMA	14,379.3
Non-agency	1,214.4
Total unpaid principal balance of loans	$54,347.6
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $491.3 million as of December 31, 2021. The increase from $289.9 million at December 31, 2020 is attributable to the AmeriHome acquisition in April 2021. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the acquisition.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. Based on the Company's annual goodwill and intangibles impairment tests as of October 1 during the years ended December 31, 2021, 2020, and 2019, it was determined that goodwill and intangible assets were not impaired.

The following is a summary of acquired intangible assets:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposit intangibles	$14.6	$10.2	$4.4	$14.6	$8.8	$5.8
Customer relationship intangibles	2.5	0.6	1.9	2.5	0.1	2.4
Correspondent customer relationships	76.0	2.8	73.2	—	—	—
Trade name - AmeriHome	9.5	0.4	9.1	—	—	—
Operating licenses	55.5	1.0	54.5	—	—	—
	$158.1	$15.0	$143.1	$17.1	$8.9	$8.2

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in millions)
Not subject to amortization
Trade name - Bridge Bank	$0.4	$—	$0.4	$0.4	$—	$0.4
Deferred Tax Assets
As of December 31, 2021, the net DTA balance totaled $20.9 million, a decrease of $10.4 million from $31.3 million as of December 31, 2020. The overall decrease in net deferred tax assets was due to an increase in deferred tax liabilities, not fully offset by an increase in deferred tax assets. The increase in deferred tax liabilities from December 31, 2020 is primarily attributable to an increase in mortgage servicing rights from AmeriHome operations and a decrease in deferred insurance premiums related to the Company’s insurance captive, which was in a deferred tax asset position in the prior year. These increases were offset in part by a decrease in deferred tax liabilities related to a decrease in the fair market value of AFS securities. The increase in deferred tax assets from December 31, 2020 is primarily attributable to a change in tax planning strategy pertaining to the depreciation election on premises and equipment, which was in a deferred tax liability position in the prior year.
As of December 31, 2021 and 2020, the Company has no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $47.6 billion at December 31, 2021, from $31.9 billion at December 31, 2020, an increase of $15.7 billion, or 49.1%. By deposit type, the increase in deposits is attributable to increases in non-interest-bearing demand deposits of $7.9 billion, savings and money market accounts of $4.9 billion, interest-bearing demand deposits of $2.5 billion, and certificates of deposit of $398.6 million from December 31, 2020.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2021, the Company had $729.2 million of CDARS deposits and $1.8 billion of ICS deposits, compared to $496.4 million of CDARS deposits and $1.3 billion of ICS deposits at December 31, 2020. At December 31, 2021 and 2020, the Company also had wholesale brokered deposits of $1.8 billion and $554.8 million, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $10.8 billion and $5.9 billion at December 31, 2021 and 2020, respectively. The Company incurred $27.4 million and $17.0 million in deposit related costs on these deposits during the year ended December 31, 2021 and 2020, respectively. These costs are reported in Deposit costs as part of non-interest expense. The increase in these costs from the prior year is due to an increase in deposit balances eligible for earnings credits or referral fees.

The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2021		2020		2019
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$4,750.8	0.13%	$3,488.3	0.26%	$2,545.8	0.82%
Savings and money market accounts	15,814.3	0.21	10,008.9	0.35	8,125.8	1.18
Certificates of deposit	1,849.5	0.46	1,997.6	1.33	2,117.2	1.98
Total interest-bearing deposits	22,414.6	0.21	15,494.8	0.45	12,788.8	1.24
Non-interest-bearing demand deposits	19,415.6	—	11,465.5	—	8,246.2	—
Total deposits	$41,830.2	0.11%	$26,960.3	0.26%	$21,035.0	0.75%
At December 31, 2021 and 2020, the Company had total uninsured deposits of $26.9 billion and $18.2 billion, respectively. Total U.S. time deposits in excess of the FDIC insurance limit were $465.5 million and $569.8 million at December 31, 2021 and 2020, respectively. The table below discloses the remaining maturity for estimated uninsured time deposits:

December 31, 2021
(in millions)
3 months or less	$190.3
3 to 6 months	152.3
6 to 12 months	158.0
Over 12 months	36.2
Total	$536.8
Uninsured deposit information presented herein is estimated using the same methodologies utilized for regulatory reporting, where applicable. Specific to uninsured time deposits, the Company made certain assumptions to estimate uninsured amounts by maturity. At the account level, deposit insurance was assumed to apply first to non-time deposits, then any remaining insurance amounts were applied to maturity groupings on a pro-rata basis, based on the depositor's total amount of time deposits.
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB, federal funds purchased from correspondent banks or the FHLB, and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2021, total short-term borrowed funds consisted of federal funds purchased of $675.0 million, secured borrowings of $35.3 million, and customer repurchase agreements of $16.6 million. At December 31, 2020, total short-term borrowed funds consisted of customer repurchase agreements of $16.0 million and FHLB advances of $5.0 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes from the acquisition on April 7, 2021 and credit linked notes issued during the year ended December 31, 2021, inclusive of issuance costs and fair market value adjustments. At December 31, 2021, the carrying value of long-term borrowings totaled $775.0 million. The Company did not have long-term borrowings as of December 31, 2020.

Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2021, the carrying value of qualifying debt was $895.8 million, compared to $548.7 million at December 31, 2020. The increase in qualifying debt from December 31, 2020 is primarily related to issuance of $600.0 million of subordinated debt in June 2021, recorded net of issue costs of $8.1 million. This issuance was partially offset by redemptions of subordinated debt totaling $250.0 million during the year ended December 31, 2021.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2021	2020
At fair value		(in millions)
BankWest Nevada Capital Trust II	2033	$15.5	$15.5
Intermountain First Statutory Trust I	2034	10.3	10.3
First Independent Statutory Trust I	2035	7.2	7.2
WAL Trust No. 1	2036	20.6	20.6
WAL Statutory Trust No. 2	2037	5.2	5.2
WAL Statutory Trust No. 3	2037	7.7	7.7
Total contractual balance		66.5	66.5
FVO on junior subordinated debt		0.9	(0.6)
Junior subordinated debt, at fair value		$67.4	$65.9
At amortized cost
Bridge Capital Holdings Trust I	2035	$12.4	$12.4
Bridge Capital Holdings Trust II	2036	5.1	5.1
Total contractual balance		17.5	17.5
Purchase accounting adjustment, net of accretion (1)		(4.2)	(4.5)
Junior subordinated debt, at amortized cost		$13.3	$13.0

Total junior subordinated debt		$80.7	$78.9
(1)The purchase accounting adjustment is being amortized over the remaining life of the trusts, pursuant to accounting guidance.
The weighted average interest rate of all junior subordinated debt as of December 31, 2021 was 2.55%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.58% at December 31, 2020. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 18. Commitments and Contingencies" to the Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
In connection with its adoption of CECL on January 1, 2020, the Company elected the five-year CECL transition option that delays the estimated impact on regulatory capital resulting from the adoption of CECL. As a result of this election, the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology has been delayed for two years, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. As a result, capital ratios and amounts as of December 31, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As a result of the Company's continued commercial loan growth and the acquisition of AmeriHome, the Company undertook various capital actions during the year to ensure that its capital levels remained strong, which included offerings of common and preferred stock as well as issuances of subordinated debt and credit linked notes. As of December 31, 2021 and 2020, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2021
WAL	$5,499.0	$4,444.3	$44,697.0	$56,972.9	12.3%	9.9%	7.8%	9.1%
WAB	5,119.9	4,657.5	44,726.1	56,961.6	11.4	10.4	8.2	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2020
WAL	$3,872.0	$3,158.2	$31,015.4	$34,349.3	12.5%	10.2%	9.2%	9.9%
WAB	3,619.4	3,078.2	31,140.6	34,367.0	11.6	9.9	9.0	9.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
With the acquisition of AmeriHome, the Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of December 31, 2021.

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
Allowance for credit losses
The ACL guidance requires that an organization measure all expected credit losses for financial assets held at the reporting date, including off-balance sheet credit exposures, based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2021, the allowance level was most impacted by the improvement in economic forecasts, which resulted in recognition of a recovery of credit losses of $21.4 million. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" for a detailed discussion of the Company's methodologies for estimating expected credit losses.
Fair value of financial instruments
The Company uses fair value measurements to recognize certain financial instruments at fair value. In connection with the AmeriHome acquisition, the Company acquired financial instruments, including loans HFS, MSRs, and derivative instruments, that are recorded at fair value and require management to make significant judgments in estimating the fair value of these financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are actively traded and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate the fair value of these financial instruments. The fair value of MSRs is determined using a discounted cash flow model based on unobservable inputs, as MSRs are not traded in active markets. Assumptions used to value the Company’s MSRs represent management’s best estimate of assumptions that market participants would use to value this asset and may require significant judgement. The primary risk of material changes to the value of the MSRs resides in the potential volatility and judgment in the assumptions used, specifically prepayment speeds, option adjusted spreads, and discount rates. Hypothetical changes in the value of MSRs based on assumed immediate changes in certain inputs are disclosed in “Note 6. Mortgage Servicing Rights.”
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company's liquidity, represented by cash and amounts due from banks, federal funds sold, HFS mortgages, and non-pledged marketable securities, is a result of the Company's operating, investing, and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, the Company projects the amount of funds that will be required over a twelve-month period and it also strives to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.
The following table presents the available and outstanding balances on the Company's lines of credit:

	December 31, 2021
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$2,848.4	$675.0
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The Company also has warehouse borrowing lines of credit assumed as part of the AmeriHome acquisition. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2021 are presented in the following table:

December 31, 2021
(in millions)
FHLB:
Borrowing capacity	$7,832.4
Outstanding borrowings	—
Letters of credit	21.0
Total available credit	$7,811.4

FRB:
Borrowing capacity	$3,385.3
Outstanding borrowings	—
Total available credit	$3,385.3

Warehouse borrowings:
Borrowing capacity	$1,000.0
Outstanding borrowings	—
Total available credit	$1,000.0
The Company also has a separate PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to approximately $416 million in additional credit. The amount of available credit under the PPP lending facility will continue to decline each period as these loans are paid down.
Cash requirements of the Company include contracts for services in the ordinary course of business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. Additionally, to meet the financing needs of customers, the Company has financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit.

The following table sets forth the Company's significant contractual obligations as of December 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Time deposit maturities	$2,056.0	$1,932.4	$119.6	$4.0	$—
Qualifying debt	909.0	—	—	—	909.0
Other borrowings	1,496.5	726.9	242.0	—	527.6
Operating lease obligations	156.3	15.1	43.4	37.6	60.2
Purchase obligations	111.6	33.5	48.2	29.9	—
Total	$4,729.4	$2,707.9	$453.2	$71.5	$1,496.8
Purchase obligations primarily relate to contracts for software licensing, maintenance, and outsourced service providers.
Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2021 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$13,396.3	$3,652.0	$6,235.1	$2,322.1	$1,187.0
Credit card commitments and financial guarantees	306.3	306.3	—	—	—
Letters of credit	198.1	190.7	3.0	4.4	—
Total	$13,900.7	$4,149.0	$6,238.1	$2,326.5	$1,187.0
The following table sets forth certain information regarding short-term borrowings as of December 31, 2021 and the respective prior year-end balances:

	December 31,
	2021	2020	2019
	(dollars in millions)
Customer Repurchase Accounts:
Maximum month-end balance	$21.6	$33.7	$20.3
Balance at end of year	16.6	16.0	16.7
Average balance	19.6	23.3	17.2
Federal Funds Purchased
Maximum month-end balance	2,283.0	690.0	335.0
Balance at end of year	675.0	—	—
Average balance	418.9	75.1	67.9
FHLB Advances:
Maximum month-end balance	4,200.0	130.0	380.0
Balance at end of year	—	5.0	—
Average balance	392.6	21.3	49.6
Warehouse borrowings:
Maximum month-end balance	819.7	—	—
Balance at end of year	—	—	—
Average balance	442.3	—	—
Total Short-Term Borrowed Funds	$691.6	$21.0	$16.7
Weighted average interest rate at end of year	0.16%	0.12%	0.15%
Weighted average interest rate during year	0.67	0.46	1.99
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
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2021, there was $8.7 billion in liquid assets, comprised of $516.4 million in cash and cash equivalents, $4.0 billion in HFS loans, and $4.2 billion in unpledged marketable securities. At December 31, 2020, the Company maintained $6.6 billion in liquid assets, comprised of $2.7 billion of cash and cash equivalents and $3.9 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2021, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2021, 2020, and 2019, net cash (used in) provided by operating activities was $(2.7) billion, $670.2 million, and $717.8 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the years ended December 31, 2021, 2020, and 2019, was reduced by $12.7 billion, $5.9 billion, and $3.4 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $2.0 billion, $1.5 billion, and $109.5 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2021, 2020, and 2019, net deposits increased $15.7 billion, $9.1 billion, and $3.6 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2021, the Company has $729.2 million of CDARS and $1.8 billion of ICS deposits.
As of December 31, 2021, the Company has $1.8 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2021, WAB paid dividends to the Parent of $50.0 million.
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

Supervision, Regulation and Licensing of AmeriHome
AmeriHome is a residential mortgage producer and servicer that operates in a heavily regulated industry. In addition to supervision by the federal banking agencies with primary jurisdiction over the Company and WAB, AmeriHome is subject to the rules, regulations and oversight of certain federal, state and local governmental authorities, including the CFPB, HUD, and government-sponsored enterprises in the mortgage industry such as FHLMC, FNMA, and GNMA.
Further, AmeriHome must comply with a large number of federal consumer protection laws and regulations including, among others:
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
AmeriHome is also subject to state and local laws, rules and regulations and oversight by various state agencies that license and oversee consumer protection, loan servicing, origination and collection activities of mortgage industry participants. Despite the fact that AmeriHome is the operating subsidiary of a depository institution, it must comply with regulatory and licensing requirements in certain states in order to conduct its business, and does (and will continue to) incur significant costs to comply with these requirements. These laws, rules and regulations may change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.
CARES Act
The CARES Act was enacted in March 2020 to provide economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic continues to evolve, federal regulatory authorities continue to issue additional guidance and regulations with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19.
The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation, and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.
The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In December 2020, Congress revived the PPP and allocated additional PPP funds for 2021 and in March 2021, Congress extended the deadline for PPP applications to May 31, 2021, with a further extension of the Congressional PPP authorization through June 30, 2021.
On May 14, 2021, the Federal Reserve announced a third extension of its rule to bolster the effectiveness of the PPP, which applies to PPP loans made since March 31, 2021 and allowed banks to continue to make PPP loans to a broad range of small businesses within their communities. The rule extension applied to PPP loans made from March 31 through June 30, 2021 and sunsets on March 31, 2022 unless the PPP is again extended by Congress. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
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
Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions. In reviewing applications seeking approval of merger and purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effects and public benefits of the transactions, the capital position of the combined banking organization, the applicant's performance record under the CRA, and the effectiveness of the subject organizations in combating money laundering activities. For further information relating to the CRA, see the section titled “Community Reinvestment Act and Fair Lending Laws.”
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

As a result of passage of the EGRRCPA, bank holding companies with less than $100 billion in assets, such as the Company, are exempt from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, the resolution planning and enhanced liquidity and risk management requirements therein). Notwithstanding these changes, the capital planning and risk management practices of the Company and the Bank will continue to be reviewed through the regular supervisory processes of the FRB. Further, in connection with the FRB’s rules implementing the enhanced prudential standards required by Dodd-Frank (and as subsequently modified by application of the EGRRCPA’s higher consolidated asset thresholds for bank holding companies), the Company has established a risk committee of the BOD to manage enterprise-wide risk and has retained its separate risk committee of independent directors.

Further, in connection with the FRB’s rules implementing the enhanced prudential standards required by Dodd-Frank (and as subsequently modified by application of the EGRRCPA’s higher consolidated asset thresholds for bank holding companies), the Company has established a risk committee of the BOD to manage enterprise-wide risk and has retained its separate risk committee of independent directors.
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
The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule, including by eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. In June 2020, the Federal Reserve - along with the Commodity Futures Trading Commission, FDIC, the OCC, and the SEC - issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (“covered funds”). The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule became effective October 1, 2020. The Company believes it is fully compliant with the Volcker Rule, including as modified by the new rule.
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
Federal Reserve System
As a member of the Federal Reserve System, WAB has historically been required by law to maintain reserves against its transaction deposits, which were to be held in cash or with the FRB. In response to the ongoing COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020.
Additionally, on June 4, 2021, the Federal Reserve adopted amendments to Regulation D (Reserve Requirements of Depository Institutions, 12 C.F.R. Part 204) to eliminate references to an “interest on required reserves” rate and to an “interest on excess reserves” rate and replace them with a reference to a single “interest on reserve balances” rate. The amendments also simplified the formula used to calculate the amount of interest paid on balances maintained by or on behalf of eligible institutions in master accounts at Federal Reserve Banks, and to made other conforming amendments. The rule became effective on July 29, 2021.
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
Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than "well capitalized." On December 15, 2020, the FDIC issued final rules that amend the FDIC's methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank's local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules became effective on April 1, 2021. To date, there has been no material impact to either the Company or the Bank from the rules.

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
On November 18, 2021, the federal bank regulatory agencies issued final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. WAL and WAB are currently assessing the impact of this rule, but do not anticipate any material impact to their respective operations at this time.
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
Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs that provide funding to their members to support residential lending, as well as affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2021, WAB’s total investment in FHLB stock was $17.3 million.
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2021, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the FOMC.
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
Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment speeds that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the modeled assumptions may have a significant effect on the Company's actual net interest income.
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2021, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,664.5	$1,731.5	$1,928.3	$2,183.0
Interest Expense	119.6	137.8	261.9	387.7
Net Interest Income	1,544.9	1,593.7	1,666.4	1,795.3
% Change	(3.1)%		4.6%	12.6%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,700.8	$1,731.5	$1,806.2	$1,900.6
Interest Expense	120.5	137.8	168.4	198.8
Net Interest Income	1,580.3	1,593.7	1,637.8	1,701.8
% Change	(0.8)%		2.8%	6.8%
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
At December 31, 2021, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2021:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 200	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$58,978.5	$57,876.4	$56,360.6	$54,954.3	$53,688.8	$52,556.0
Liabilities	51,057.1	49,151.4	47,485.0	46,027.9	44,726.7	43,555.8
Net Present Value	7,921.4	8,725.0	8,875.6	8,926.4	8,962.1	9,000.2
% Change	(10.8)%	(1.7)%		0.6%	1.0%	1.4%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of December 31, 2021 and 2020:
Outstanding Derivatives Positions

December 31,
2021			2020
Notional	NPV	Weighted Average Term (Years)	Notional	NPV	Weighted Average Term (Years)
(dollars in millions)
$480,765.9	$(49.6)	1.5	$1,812.6	$(83.3)	16.0

Item 8.Financial Statements and Supplementary Data
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Western Alliance Bancorporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 25, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses for loans held for investment totaled $252.5 million as of December 31, 2021. The allowance for credit losses on loans held for investment is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment.
The allowance for credit losses for loans held for investment consists of an asset-specific component for estimating credit losses for individual loans that do not share risk characteristics with other loans and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The allowance for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default and exposure at default) which are derived from various vendor models, internally developed statistical models or non-statistical estimation approaches.

Probability of default is projected in these models or estimation approaches using economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts.
Loss given default is typically derived from the Company’s own loss experience, however for the residential, warehouse lending and municipal and nonprofit loan segments, non-modeled methodologies are employed to estimate loss given default.
Exposure at default refers to the Company’s exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher exposure at default on defaulted loans based on historical experience. For term loans, exposure at default is calculated using an amortization schedule based on loan terms, adjusted for prepayment assumptions.
The quantitative estimates of expected credit losses derived from the probability of default, loss given default and exposure at default are then adjusted to incorporate considerations of current trends and conditions that are not captured in the quantitative credit loss estimates through the use of qualitative or environmental factors. The measurement of expected credit losses is influenced by loan volumes, loan mix, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, current conditions and reasonable and supportable economic forecasts.
The estimation of the allowance for credit losses on loans held for investment for pools of loans that share similar risk characteristics involves many inputs and assumptions, many of which are derived from various vendor and in-house models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios, which requires management to apply a significant amount of judgment and involves a high degree of estimation.
We identified the determination and evaluation of the probability of default, loss given default and exposure at default assumptions and forecasted economic scenario components of the allowance for credit losses for loans held for investment as a critical audit matter because auditing the underlying assumptions, and economic scenario forecasts used in the allowance for credit losses on loans held for investment involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance for credit losses on loans held for investment, which resulted in high estimation uncertainty.
Our audit procedures related to management’s evaluation and establishment of the probability of default, loss given default and exposure at default assumptions and forecasted economic scenarios components of the allowance for credit losses for Loans included the following, among others:
•We obtained an understanding of the relevant controls related to the evaluation and establishment of the probability of default, loss given default and exposure at default assumptions and the forecasted economic scenario components of the allowance for credit losses for loans held for investment and tested such controls for design and operating effectiveness.
•We tested management’s process and significant judgments in the evaluation and establishment of the probability of default, loss given default and exposure at default assumptions and forecasted economic scenario components of the allowance for credit losses, which included:
◦We evaluated management’s considerations and data utilized as a basis for the probability of default, loss given default and exposure at default assumptions and selection of forecasted economic scenarios and weightings and tested the completeness and accuracy of the underlying data that was available to management.
◦We evaluated the reasonableness of management’s judgments related to the probability of default, loss given default and exposure at default assumptions and forecasted scenarios, and qualitative and quantitative assessment of the considerations and data utilized in the determination of the forecasted economic scenarios and the resulting components of the allowance for credit losses for loans held for investment.
◦We evaluated the reasonableness of management’s judgments related to the establishment of the models being used in determining the probability of default, loss given default and exposure at default assumptions.
◦We utilized internal specialists to assist in evaluating the statistical documentation and process used by management in validating the models established by vendors.

Valuation of Correspondent Customer Relationships and Operating Licenses
As described in Note 2 to the financial statements, on April 7, 2021, the Company completed its acquisition of Aris, the parent company of AmeriHome. As a result of the transaction, the Company acquired correspondent relationships and operating licenses which were determined to be separately identifiable intangible assets with acquisition date fair values of $76.0 million and $55.5 million, respectively.
The Company, with the assistance of a third-party appraiser, calculated the fair value of the correspondent customer relationships and operating licenses utilizing an income approach with key, subjective assumptions related to forecasted revenues, discount rates and the time period over which cash flows would occur.
We identified the evaluation of the assumptions related to projected cash flows and discount rates utilized in the fair value calculations of correspondent customer relationships and operating licenses as a critical audit matter, because a high degree of subjectivity was involved in evaluating the key inputs of projected cash flows and discount rates. Auditing these assumptions involved a high degree of auditor judgement and increased audit effort as there was limited observable market information related to the assumptions and the calculated fair value of the correspondent customer relationships and operating licenses intangible assets were sensitive to possible changes in these key inputs.
Our audit procedures related to the valuation assumptions related to projected cash flows and discount rates used to determine the acquisition-date fair value of correspondent customer relationships and operating licenses intangible assets included the following, among others:
•We obtained an understanding of the relevant controls related to the development of forecasts of future revenues and estimated discount rates and tested such controls for design and operating effectiveness.
•We tested management’s process for determining fair value including:
◦We obtained the third-party valuation report and evaluated the appropriateness of valuation models utilized by third-party appraisers.
◦We tested completeness and accuracy of data inputs provided by management and utilized in the valuation models.
◦We evaluated the reasonableness of management’s projected cash flows, by comparing management’s prior forecasts to historical results of the acquired business and considering consistency of the projections with external market and industry data.
◦We tested the reasonableness of the projected cash flows by comparing them to historical results.
◦We utilized an internal valuation specialist to assist with developing an independent estimate of the discount rate based on publicly available market data and comparing the resulting rate to that utilized by management.
Valuation of Mortgage Servicing Rights
As described in Note 6 to the financial statements, the Company’s mortgage servicing rights totaled $698.0 million as of December 31, 2021. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. Mortgage servicing rights represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure mortgage servicing rights at fair value. The Company estimates the fair value of mortgage servicing rights using a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, and cost to service.
We identified the option adjusted spread and conditional prepayment rate assumptions used in the valuation of mortgage servicing rights as a critical audit matter due to the significant judgement required by management in determining these assumptions. Auditing these assumptions involved a high degree of auditor judgement and increased audit effort as there was limited observable market information and the calculated fair value of the mortgage servicing rights is sensitive to changes in these key assumptions.

Our audit procedures related to the valuation of mortgage servicing rights at December 31, 2021 included, among others, testing management’s process for determining the fair value, including:
•We evaluated the appropriateness of the valuation model.
•We tested the completeness and accuracy of the data used in the model.
•We utilized valuation specialists to assist with evaluating the reasonableness of the option adjusted spread and conditional prepayment rate assumptions by considering the consistency with external market and industry data.

/s/ RSM US LLP

We have served as the Company’s auditor since 1994.
Los Angeles, California
February 25, 2022

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$166.2	$174.2
Interest-bearing deposits in other financial institutions	350.2	2,497.5
Cash, cash equivalents and restricted cash	516.4	2,671.7
Investment securities - AFS, at fair value; amortized cost of $6,166.5 at December 31, 2021 and $4,586.4 at December 31, 2020	6,188.8	4,708.5
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $5.2 and $6.8 (fair value of $1,146.4 and $611.8) at December 31, 2021 and December 31, 2020, respectively	1,101.9	562.0
Investment securities - equity	158.5	167.3
Investments in restricted stock, at cost	91.7	67.0
Loans HFS (includes $3,939.7 measured at fair value at December 31, 2021 )	5,635.1	—
Loans HFI, net of deferred loan fees and costs	39,075.4	27,053.0
Less: allowance for credit losses	(252.5)	(278.9)
Net loans held for investment	38,822.9	26,774.1
Mortgage servicing rights	698.0	—
Premises and equipment, net	181.9	134.1
Operating lease right of use asset	133.0	72.5
Bank owned life insurance	180.2	176.3
Goodwill and intangible assets, net	634.8	298.5
Deferred tax assets, net	20.9	31.3
Investments in LIHTC and renewable energy	631.3	405.6
Other assets	987.2	392.1
Total assets	$55,982.6	$36,461.0
Liabilities:
Deposits:
Non-interest-bearing demand	$21,353.4	$13,463.3
Interest-bearing	26,258.6	18,467.2
Total deposits	47,612.0	31,930.5
Other borrowings	1,501.9	21.0
Qualifying debt	895.8	548.7
Operating lease liability	142.8	79.9
Other liabilities	867.5	467.4
Total liabilities	51,020.0	33,047.5
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at December 31, 2021 and 0 at December 31, 2020)	294.5	—
Common stock (par value $0.0001; 200,000,000 authorized; 108,981,341 shares issued at December 31, 2021 and 103,013,290 at December 31, 2020) and additional paid in capital	1,966.2	1,390.9
Treasury stock, at cost (2,350,021 shares at December 31, 2021 and 2,169,397 shares at December 31, 2020)	(86.8)	(71.1)
Accumulated other comprehensive income	15.7	92.3
Retained earnings	2,773.0	2,001.4
Total stockholders’ equity	4,962.6	3,413.5
Total liabilities and stockholders’ equity	$55,982.6	$36,461.0
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$1,488.8	$1,144.3	$1,093.0
Investment securities	158.6	107.8	111.9
Dividends and other	11.3	9.7	20.1
Total interest income	1,658.7	1,261.8	1,225.0
Interest expense:
Deposits	47.5	70.4	158.4
Qualifying debt	33.1	23.9	23.4
Other borrowings	29.3	0.6	2.8
Total interest expense	109.9	94.9	184.6
Net interest income	1,548.8	1,166.9	1,040.4
(Recovery of) provision for credit losses	(21.4)	123.6	19.3
Net interest income after provision for (recovery of) credit losses	1,570.2	1,043.3	1,021.1
Non-interest income:
Net gain on loan origination and sale activities	326.2	—	—
Service charges and fees	28.3	23.3	23.3
Income from equity investments	22.1	12.7	8.3
Commercial banking related income	17.4	14.7	16.1
Gain on sales of investment securities	8.3	0.2	3.1
Gain on recovery from credit guarantees	7.2	—	—
Fair value (loss) gain on assets measured at fair value, net	(1.3)	3.8	5.1
Net loan servicing revenue (expense)	(16.3)	—	—
Other income	12.3	16.1	9.2
Total non-interest income	404.2	70.8	65.1
Non-interest expense:
Salaries and employee benefits	466.7	303.6	279.3
Legal, professional, and directors' fees	58.6	42.2	37.0
Data processing	58.2	35.7	30.6
Loan servicing expenses	53.5	—	—
Occupancy	43.8	34.1	32.6
Deposit costs	29.8	18.5	31.7
Loan acquisition and origination expenses	28.8	—	—
Insurance	23.0	13.3	11.9
Business development and marketing	13.5	9.6	11.2
Loss on extinguishment of debt	5.9	—	—
Net (gain) loss on sales and valuations of repossessed and other assets	(3.5)	(1.5)	3.8
Acquisition and restructure expenses	15.3	—	—
Other expense	57.8	36.1	43.9
Total non-interest expense	851.4	491.6	482.0
Income before provision for income taxes	1,123.0	622.5	604.2
Income tax expense	223.8	115.9	105.0
Net income	899.2	506.6	499.2
Dividends on preferred stock	3.5	—	—
Net income available to common stockholders	$895.7	$506.6	$499.2

Earnings per share:
Basic	$8.72	$5.06	$4.86
Diluted	8.67	5.04	4.84
Weighted average number of common shares outstanding:
Basic	102.7	100.2	102.7
Diluted	103.3	100.5	103.1
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$899.2	$506.6	$499.2
Other comprehensive income (loss), net:
Unrealized (loss) gain on AFS securities, net of tax effect of $22.4, $(23.1), and $(23.2), respectively	(69.0)	70.9	71.2
Unrealized loss on SERP, net of tax effect of $—, $0.1, and $0.1, respectively	—	(0.3)	(0.4)
Unrealized loss on junior subordinated debt, net of tax effect of $0.3, $1.1, and $3.2, respectively	(1.2)	(3.1)	(9.8)
Realized gain on sale of AFS securities included in income, net of tax effect of $2.1, $0, and $0.7, respectively	(6.4)	(0.2)	(2.4)
Net other comprehensive (loss) income	(76.6)	67.3	58.6
Comprehensive income	$822.6	$573.9	$557.8
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2018	—	$—	104.9	$—	$1,417.7	$(53.1)	$(33.6)	$1,282.7	$2,613.7
Net income	—	—	—	—	—	—	—	499.2	499.2
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	26.3	—	—	—	26.3
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(9.6)	—	—	(9.6)
Stock repurchase	—	—	(2.8)	—	(69.9)	—	—	(50.3)	(120.2)
Dividends paid	—	—	—	—	—	—	—	(51.3)	(51.3)
Other comprehensive income, net	—	—	—	—	—	—	58.6	—	58.6
Balance, December 31, 2019	—	$—	102.5	$—	$1,374.1	$(62.7)	$25.0	$1,680.3	$3,016.7
Balance, January 1, 2020 (2)	—	—	102.5	—	1,374.1	(62.7)	25.0	1,655.4	2,991.8
Net income	—	—	—	—	—	—	—	506.6	506.6
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	29.1	—	—	—	29.1
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(8.4)	—	—	(8.4)
Stock repurchase	—	—	(2.1)	—	(12.3)	—	—	(59.3)	(71.6)
Dividends paid	—	—	—	—	—	—	—	(101.3)	(101.3)
Other comprehensive income, net	—	—	—	—	—	—	67.3	—	67.3
Balance, December 31, 2020	—	$—	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	—	—	899.2	899.2
Restricted stock, performance stock unit, and other grants, net	—	—	0.6	—	35.0	—	—	—	35.0
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(15.7)	—	—	(15.7)
Preferred stock issuance, net	12.0	294.5	—	—	—	—	—	—	294.5
Common stock issuance, net	—	—	5.4		540.3				540.3
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.5)	(3.5)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(124.1)	(124.1)
Other comprehensive loss, net	—	—	—	—	—	—	(76.6)	—	(76.6)
Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
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
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$899.2	$506.6	$499.2
Adjustments to reconcile net income to cash (used in) provided by operating activities:
(Recovery of) provision for credit losses	(21.4)	123.6	19.3
Depreciation and amortization	33.7	22.9	18.5
Stock-based compensation	35.1	28.7	26.2
Deferred income taxes	42.0	(25.1)	(5.1)
Amortization of net premiums for investment securities	39.8	28.2	17.1
Amortization of tax credit investments	49.5	49.2	41.5
Amortization of operating lease right of use asset	16.3	11.7	10.5
Amortization of net deferred loan fees and net purchase premiums	(66.3)	(51.2)	(42.7)
Purchases and originations of loans HFS	(59,569.6)	—	—
Proceeds from sales and payments on loans held for sale	56,647.7	—	—
Mortgage servicing rights capitalized upon sale of mortgage loans	(763.8)	—	—
Net (gains) losses on:
Change in fair value of mortgage servicing rights and other	177.7	—	—
Other	(16.3)	(9.4)	(5.1)
Changes in other assets and liabilities, net	(157.6)	(15.0)	138.4
Net cash (used in) provided by operating activities	$(2,654.0)	$670.2	$717.8
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(3,248.4)	$(2,966.2)	$(927.6)
Principal pay downs and maturities	1,634.1	1,515.5	785.7
Proceeds from sales	164.5	156.6	150.4
Investment securities - HTM
Purchases	(595.6)	(182.7)	(131.4)
Principal pay downs and maturities	54.9	17.4	21.6
Proceeds from sales	—	—	10.0
Equity securities carried at fair value
Purchases	(36.2)	(34.5)	(32.7)
Redemptions	21.0	7.6	14.6
Proceeds from sales	4.4	—	—
Proceeds from sale of mortgage servicing rights, net	1,182.8	—	—
Purchase of other investments	(134.6)	(133.1)	(150.8)
Proceeds from bank owned life insurance, net	—	5.9	—
Net increase in loans HFI	(12,665.0)	(5,897.2)	(3,429.0)
Purchase of premises, equipment, and other assets, net	(69.4)	(26.8)	(33.8)
Cash consideration paid for AmeriHome acquisition, net of cash acquired	(1,024.4)	—	—
Net cash used in investing activities	$(14,711.9)	$(7,537.5)	$(3,723.0)
Cash flows from financing activities:
Net increase in deposits	$15,681.5	$9,134.0	$3,619.0
Net proceeds from issuance of long-term debt	1,055.7	221.9	—
Payments on long-term debt	(475.9)	(75.0)	—
Net (decrease) increase in short-term borrowings	(1,742.1)	4.3	(496.7)
Cash paid for tax withholding on vested restricted stock and other	(15.8)	(7.9)	(9.6)
Common stock repurchases	—	(71.6)	(120.2)
Cash dividends paid on common stock and preferred stock	(127.6)	(101.3)	(51.3)
Proceeds from issuance of common stock in offerings, net	540.3	—	—
Proceeds from issuance of preferred stock, net	294.5	—	—
Net cash provided by financing activities	$15,210.6	$9,104.4	$2,941.2
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,155.3)	2,237.1	(64.0)
Cash, cash equivalents, and restricted cash at beginning of period	2,671.7	434.6	498.6
Cash, cash equivalents, and restricted cash at end of period	$516.4	$2,671.7	$434.6

	December 31,
	2021	2020	2019
	(in millions)
Supplemental disclosure:
Cash paid during the period for:
Interest	$111.6	$108.6	$180.4
Income taxes, net	175.7	44.2	(23.4)
Non-cash operating, investing, and financing activity:
Net increase (decrease) in unfunded commitments and obligations	$294.1	$(102.2)	$36.6
Transfers of securitized LHFS to AFS securities	144.5	—	—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including blockchain-based offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services and has added to these capabilities with the acquisition of AmeriHome on April 7, 2021, which provides mortgage banking services. In addition, the Company has two non-bank subsidiaries, which are LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
Recent accounting pronouncements
Convertible Debt and Derivatives and Hedging
In August 2020, the FASB issued guidance within ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU simplifies the convertible accounting framework through elimination of the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments to ASC Subtopics 470 and 815 are effective for interim and annual reporting periods beginning after December 15, 2021 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
The following optional expedients for applying the requirements of certain ASC Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) modifications of contracts within the scope of ASC Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) modifications of contracts within the scope of ASC Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under this ASC Topic for modifications not accounted for as separate contracts; 3) modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under ASC Subtopic 815-15, Derivatives and Hedging- Embedded Derivatives; and 4) for other ASC Topics or Industry Subtopics in the Codification, the amendments in this Update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in order to clarify that certain optional expedients and exceptions in ASC Topic 848 apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in ASC Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discount, or contract price alignment that is modified as a result of reference rate reform.
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
Principles of consolidation
As of December 31, 2021, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant wholly-owned subsidiaries: 1) WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 2) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 3) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; 4) BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and 5) Western Finance Company (formerly Western Alliance Equipment Finance), which purchases and originates equipment finance leases and provides mortgage banking services through its wholly-owned subsidiary, AmeriHome Mortgage.
The Company does not have any other significant entities that should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Income Statements for the prior periods have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

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
Investment securities
Investment securities include debt and equity securities. Debt securities may be classified as HTM, AFS, or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. The sale of an HTM security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. Securities classified as AFS are debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
HTM securities are carried at amortized cost. AFS securities are carried at their estimated fair value, with unrealized holding gains and losses reported in OCI, net of tax. When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings as part of non-interest income.
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
Allowance for credit losses on investment securities
On January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments-Credit Losses, which replaced the legacy GAAP Other-than-Temporary Impairment model with a credit loss model. The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The Company measures expected credit losses on its HTM debt securities on a collective basis by major security type. The Company's HTM securities portfolio consists of low income housing tax-exempt bonds and private label residential MBS. Low income housing tax-exempt bonds share similar risk characteristics with the Company's CRE, non-owner occupied or construction and land loan pools, given the similarity in underlying assets or collateral. Accordingly, expected credit losses on HTM securities are estimated using the same models and approaches as these loan pools, which utilize risk parameters (probability of default, loss given default, and exposure at default) in the measurement of expected credit losses. The historical data used to estimate probability of default and severity of loss in the event of default is derived or obtained from internal and external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical losses. Accrued interest receivable on HTM securities, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
The credit loss model under ASC 326-30, applicable to AFS debt securities, requires recognition of credit losses through an allowance account with credit losses recognized once securities become impaired. For AFS debt securities, a decline in fair value due to credit loss results in recognition of an allowance for credit losses. Impairment may result from credit deterioration of the issuer or collateral underlying the security. An assessment to determine whether a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an allowance for credit losses for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security's fair value is less than its amortized cost basis. Subsequent changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on AFS debt securities, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
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
Write-offs are made through reversal of the allowance for credit losses and a direct write-off of the amortized cost basis of the AFS security. The Company considers the following events to be indicators that a write-off should be taken: 1) bankruptcy of the issuer; 2) significant adverse event(s) affecting the issuer in which it is improbable for the issuer to make its remaining payments on the security; and 3) significant loss of value of the underlying collateral behind a security. Recoveries on debt securities, if any, are recorded in the period received.
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
Loans held for sale
The Company began holding loans HFS in connection with the AmeriHome acquisition and continues to purchase and originate loans as part of its mortgage banking business. Loans HFS are reported at fair value or the lower of cost or fair value, depending on the acquisition source. The Company has elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Alternatively, delinquent loans repurchased under the terms of the GNMA MBS program, referred to as EBO loans, are reported at the lower of cost or fair value. For EBO loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance and any changes in the valuation allowance are included in Net gain on loan origination and sale activities in the Consolidated Income Statement.
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
The Company may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, loan-to-values greater than policy limits, past due and nonaccrual status, and TDR loans. The Company may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. The initial estimate of credit losses on PCD loans is added to the purchase price on the acquisition date to establish the initial amortized cost basis of the loan; accordingly, the initial recognition of expected credit losses has no impact on net income. When the initial measurement of expected credit losses on PCD loans are calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on PCD loans are recorded through the provision for credit losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 5. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements.
In applying the effective yield method to loans, the Company generally applies the contractual method whereby loan fees collected for the origination of loans less direct loan origination costs (net of deferred loan fees), as well as premiums and discounts and certain purchase accounting adjustments, are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred fee is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. When loans are repaid, any remaining unamortized balances of premiums, discounts, or net deferred fees are recognized as interest income.
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
For all HFI loan types, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed, and the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company may recognize income on a cash basis when a payment is received and only for those nonaccrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the loan principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Troubled Debt Restructured Loans
A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed to assess the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The evaluation is performed in accordance with the Company's internal underwriting policy. The loan terms that may be modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt. Consistent with regulatory guidance, a TDR loan that is subsequently modified in another restructuring agreement but has shown sustained performance and classification as a TDR, will be removed from TDR status provided that the modified terms were market-based at the time of modification.
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021 extended these provisions through January 1, 2022. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company has been applying this guidance to qualifying loan modifications.
Credit quality indicators
Loans are regularly reviewed to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 9, where a higher rating represents higher risk. The Company differentiates its loan segments based on shared risk characteristics for which expected credit losses are measured on a pool basis.
The nine risk rating categories can generally be described by the following groupings for loans:
"Pass" (grades 1 through 5): The Company has five pass risk ratings, which represent a level of credit quality that ranges from having no well-defined deficiency or weakness to some noted weakness; however, the risk of default on any loan classified as pass is expected to be remote. The five pass risk ratings are described below:
Minimal risk. Consist of loans that are fully secured either with cash held in a deposit account at the Bank or by readily marketable securities with an acceptable margin based on the type of security pledged.
Low risk. Consist of loans with a high investment grade rating equivalent.

Modest risk. Consist of loans where the credit facility greatly exceeds all policy requirements or with policy exceptions that are appropriately mitigated. A secondary source of repayment is verified and considered sustainable. Collateral coverage on these loans is sufficient to fully cover the debt as a tertiary source of repayment. Debt of the borrower is low relative to borrower’s financial strength and ability to pay.
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
"Special mention" (grade 6): These are generally assets that possess potential weaknesses that warrant management's close attention. These loans may involve borrowers with adverse financial trends, higher debt-to-equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be non-compliance with financial covenants.
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
Allowance for credit losses on HFI loans
On January 1, 2020, the Company adopted ASC Topic 326, which changed the impairment model for most financial assets carried at amortized cost from an incurred loss model to an expected loss model. The discussion below reflects the current expected credit loss model methodology. Prior to January 1, 2020, the allowance for credit losses on loans was based on incurred credit losses in accordance with accounting policies disclosed in "Note 1. Summary of Significant Accounting Policies" in the accompanying Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the allowance for credit losses. The allowance for credit losses is an estimate of life-of-loan losses for the Company's loans HFI. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a loan to present the net amount expected to be collected on the loan. Accrued interest receivable on these loans, which is included in other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses. Expected recoveries of amounts previously written off and expected to be written off are included in the valuation account and may not exceed the aggregate of amounts previously written off and expected to be written off. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
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
In determining the allowance for credit losses, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default, and exposure at default), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using a single economic scenario and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models share a common definition of default, which include loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial and CRE, owner-occupied loan segments. Output reversion is used for the commercial and industrial and CRE, owner-occupied loan segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the residential, warehouse lending, and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed to estimate LGD. Factors utilized in calculating average LGD vary for each loan segment and are further described below. Exposure at default refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate considerations of current trends and conditions that are not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the allowance for credit losses on loans for each of the loan portfolio segments identified:
Warehouse lending
The warehouse lending portfolio segment consists of mortgage warehouse lines, MSR financing facilities, and note finance loans, which have a monitored borrowing base to mortgage companies and similar lenders and are primarily structured as commercial and industrial loans. The collateral for these loans is primarily comprised of residential whole loans and MSRs, with the borrowing base of these loans tightly monitored and controlled by the Company. The primary support for these loans takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguish them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks, residential lending rates, prepayment assumptions, and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, and management judgment.

Municipal and nonprofit
The municipal and nonprofit portfolio segment consists of loans to local governments, government-operated utilities, special assessment districts, hospitals, schools and other nonprofits. These loans are generally, but not exclusively, entered into for the purpose of financing real estate investment or for refinancing existing debt and are primarily structured as commercial and industrial loans. Loans are supported by taxes or utility fees, and in some cases tax liens on real estate, operating revenue of the institution, or other collateral support the loans. While unemployment rates and the market valuation of residential properties have an effect on the tax revenues supporting these loans, these loans tend to be less cyclical in comparison to similar commercial loans due to reliance on diversified tax bases. The Company uses a non-modeled approach to estimate expected credit losses for this portfolio segment, leveraging grade information and historical municipal default rates.
Tech & innovation
The tech & innovation portfolio segment is comprised of commercial loans that are originated within this business line and are not collateralized by real estate. The source of repayment of these loans is generally expected to be the income that is generated from the business. Expected credit losses for this loan segment are estimated using both a vendor model and an internally-developed model. These models incorporate market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include the Dow Jones Index, credit spread between the BBB Bond Yield and 10-Year Treasury Bond Yield, unemployment rate, and CBOE VIX Index quarterly high. LGD and the prepayment rate assumption for EAD for this loan segment are driven by unemployment levels.
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
Commercial real estate, owner-occupied
The CRE, owner-occupied portfolio segment is comprised of commercial loans that are collateralized by real estate, where the borrower has a business that occupies the property. These loans are typically entered into for the purpose of providing real estate finance or improvement. The primary source of repayment of these loans is the income generated by the business and where rental or sale of the property may provide secondary support for the loan. These loans are sensitive to general economic conditions as well as the market valuation of CRE properties. The probability of default estimate for this loan segment is modeled using the same model as the commercial and industrial loan segment. LGD for this loan segment is driven by property appreciation and the prepayment rate assumption for EAD is driven by unemployment levels.
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
Probability of default for HELOCs is derived from an internally-developed model that projects PD by incorporating loan level information such as FICO score, lien position, balloon payments, and macroeconomic conditions such as property appreciation. LGD for this loan segment is driven by property appreciation and lien position. Exposure at default for HELOCs is calculated based on utilization rate assumptions using a non-modeled approach and also incorporates management judgment.
Construction and land development
The construction and land portfolio segment is comprised of loans collateralized by land or real estate, which are entered into for the purpose of real estate development. The primary source of repayment of these loans is the eventual sale or refinance of the completed project and where claims on the property provide secondary support for the loan. These loans are impacted by the market valuation of CRE and residential properties and general economic conditions that have a higher sensitivity to real estate markets compared to other real estate loans. Default risk of a property is driven by loan-specific drivers, including loan-to-value, maturity, origination date, and the MSA in which the property is located, among other items. The variables used in the internally-developed model include loan level drivers such as origination loan-to-value, loan maturity, and macroeconomic drivers such as property appreciation, MSA level unemployment rate, and national GDP growth. LGD for this loan segment is driven by property appreciation. The prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
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

Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Depreciation and amortization is computed using the following estimated lives:

Years
Bank premises	31
Furniture, fixtures, and equipment	3 - 10
Leasehold improvements (1)	3 - 10
(1)Depreciation is recorded over the lesser of the relevant 3 to 10-year term or the remaining life of the lease.
Management periodically reviews premises and equipment in order to determine if facts and circumstances suggest that the value of an asset is not recoverable.
Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is classified in other liabilities on the Consolidated Balance Sheet. The allowance for credit losses on off-balance sheet credit exposures is adjusted through increases or decreases to the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for the Company's other loan portfolio segments described in the Allowance for credit losses on HFI loans section within this note as these unfunded commitments share similar risk characteristics with these loan portfolio segments. No credit loss estimate is recorded for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.
Mortgage servicing rights
The Company acquired MSRs as part of the AmeriHome acquisition and continues to generate new MSRs from its mortgage banking business. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. MSRs represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure MSRs at fair value and report changes in fair value in current period income as a component of Net loan servicing revenue in the Consolidated Income Statement.
The Company may in the ordinary course of business sell MSRs and will recognize, as of the trade date, a gain or loss on the sale equal to the difference between the carrying value of the transferred MSRs and the value of the assets received as consideration. The Company subsequently derecognizes MSRs when substantially all of the risks and rewards of ownership are irrevocably passed to the transferee and any protection provisions retained by the Company are minor and can be reasonably estimated, which typically occurs on the settlement date. Protection provisions are considered to be minor if the obligation created by such provisions is estimated to be no more than 10 percent of the sales price and the Company retains the risk of prepayment for no more than 120 days. The Company records an estimated liability for retained protection provisions as of the trade date and continues to remeasure this liability until settlement, with any changes in the estimated liability recorded in earnings. In addition, fees to transfer loans associated with the sold MSRs to a new servicer are also recorded on the settlement date. Gains or losses on sales of MSRs, net of retained protection provisions, and transfer fees are included in Net loan servicing revenue in the Consolidated Income Statement.
Leases (lessee)
At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding ROU asset and operating lease liability are recorded in separate line items on the Consolidated Balance Sheet. A ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentives that are paid or are payable to the Company. Variable lease payments that depend on an index or rate such as the Consumer Price Index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis over the lease term as part of Occupancy expense in the Consolidated Income Statements.
As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the options will be exercised.
The Company also made an accounting policy election to not separate non-lease components from the associated lease component, and instead account for them together as part of the applicable lease component. The majority of the Company’s non-lease components such as common area maintenance, parking, and taxes are variable, and are expensed as incurred. Variable payment amounts are determined in arrears by the landlord depending on actual costs incurred.
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company can first elect to assess, through qualitative factors, whether it is more likely than not that goodwill is impaired. If the qualitative assessment indicates potential impairment, a quantitative impairment test is performed. If, based on the quantitative test, a reporting unit's carrying amount exceeds its fair value, a goodwill impairment charge for this difference is recorded to current period earnings as part of non-interest expense.
Prior to the acquisition of AmeriHome, the Company’s intangible assets consisted primarily of core deposit intangible assets that are being amortized over periods ranging from five to 10 years. See "Note 2. Mergers, Acquisitions and Dispositions" of these Notes to Consolidated Financial Statements for discussion of the intangible assets acquired as part of the AmeriHome acquisition.
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the years ended December 31, 2021, 2020, or 2019.
Low income housing and renewable energy tax credits
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company accounts for its low income housing investments using the proportional amortization method. Renewable energy projects are accounted for under the deferral method, whereby the investment tax credits are reflected as an immediate reduction in income taxes payable and the carrying value of the asset in the period that the investment tax credits are claimed. See "Note 17. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion.
The Company evaluates its interests in these entities to determine whether it has a variable interest and whether it is required to consolidate these entities. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a VIE. A VIE is broadly defined as an entity where either: 1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or 2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company is required to consolidate any VIE when it is determined to be the primary beneficiary of the VIE's operations.
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
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $462.5 million and $465.8 million as of December 31, 2021 and 2020, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Credit linked notes
Credit linked notes are structured to effectively transfer the risk of first losses on a reference pool of loans and are considered to be free standing credit enhancements. These notes are recorded at the amount of the proceeds received, net of debt issuance costs. In addition, as the credit guarantee component of these notes is considered to be free standing, the allowance for credit losses measured on the reference pool of loans in accordance with ASC 326 is not reduced by the credit guarantee. Rather, a contra debt balance equal to the estimated allowance for credit losses on the reference pool of loans is recorded, which reduces the carrying value of the notes. The initial contra debt balance and subsequent adjustments are recorded with a corresponding gain or loss on recovery from credit guarantees recognized in earnings.
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
Common stock repurchases
The Company has previously adopted common stock repurchase programs pursuant to which the Company has repurchased shares of its outstanding common stock, the most recent of which expired in December 2020. All shares repurchased under the plan were retired upon settlement. The Company has elected to allocate the excess of the repurchase price over the par value of its common stock between APIC and retained earnings. The portion allocated to APIC is limited to the amount of APIC that was recorded at the time the shares were initially issued, which was calculated on a last-in, first-out basis.
Sales of common stock under ATM program
On June 3, 2021, the Company entered into a distribution agency agreement with J.P. Morgan Securities LLC, under which the Company may sell up to 4,000,000 shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock is sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Any sales under the ATM program are made pursuant to a prospectus dated May 14, 2021 and a prospectus supplement filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). On November 18, 2021, the distribution agency agreement was amended to add Piper Sandler & Co. as an agent with J.P. Morgan Securities LLC. See "Note 13. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of this program.
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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the same line item as the offsetting loss or gain on the related interest rate swaps during the period of change. For loans, the gain or loss on the hedged item is included in interest income and for subordinated debt, the gain or loss on the hedged items is included in interest expense.
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. With the acquisition of AmeriHome, the Company's economic hedging volume has substantially increased. The Company enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated rather than purchased, and intended for HFI classification. As of December 31, 2021, all IRLCs qualify as derivative instruments. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments and interest rate futures. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Off-balance sheet instruments
In the ordinary course of business, the Company enters into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when funded. These off-balance sheet financial instruments impact, to varying degrees, elements of credit risk in excess of amounts recognized on the Consolidated Balance Sheet. Losses could be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and, in certain instances, may be unconditionally cancelable. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Balance Sheets at fair value and their notional values are carried off-balance sheet. See "Note 15. Derivatives and Hedging Activities" of these Notes to Consolidated Financial Statements for further discussion.
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
The availability of observable inputs varies based on the nature of the specific financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, the lowest level input that is significant to the fair value measurement determines the level in the fair value hierarchy within which the fair value measurement falls in its entirety.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2021 and 2020. The estimated fair value amounts for December 31, 2021 and 2020 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 19. Fair Value Accounting" of these Notes to Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
The fair values of debt securities are primarily determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy. In addition to matrix pricing, the Company uses other pricing sources, including observed prices on publicly traded securities and dealer quotes, to estimate the fair value of debt securities, which are also categorized as Level 2 in the fair value hierarchy.
Restricted stock
Restricted stock consists of investments in the capital stock of the FRB and the FHLB. As no ready market exists for them and they have no quoted market value, the fair values of these investments have been categorized as Level 2 in the fair value hierarchy.
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
Mortgage servicing rights
The fair value of MSRs is estimated using a discounted cash flow model that incorporates assumptions that a market participant would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, and cost to service. As a result, the fair value for MSRs is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
The carrying amounts reported on the Consolidated Balance Sheet for accrued interest receivable and payable approximate their fair values.
Derivative financial instruments
All derivatives are recognized on the Consolidated Balance Sheets at fair value. The valuation methodologies used to estimate the fair value of derivative instruments varies by type. Treasury futures and options, Eurodollar futures, and swap futures are measured based on valuation techniques using Level 1 Inputs from exchange-provided daily settlement quotes. Interest rate swaps and forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market price, contracted selling price, or market price equivalent. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at the reporting date (that is, their carrying amount), as these deposits do not have a contractual term. The carrying amount for variable rate deposit accounts approximates their fair value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of deposit liabilities is categorized as Level 2 in the fair value hierarchy.

FHLB advances and customer repurchase agreements
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The carrying value of FHLB advances and customer repurchase agreements approximate their fair values due to their short durations and have been categorized as Level 2 in the fair value hierarchy.
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
Junior subordinated debt
Junior subordinated debt is valued based on a discounted cash flow model which uses the Treasury Bond rates and the 'BB' and 'BBB' rated financial indexes as inputs. Junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.
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
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities on the Consolidated Balance Sheet. See "Note 17. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion on income taxes.
Non-interest income
Non-interest income includes revenue associated with mortgage banking and commercial banking activities, investment securities, equity investments, and bank owned life insurance. These non-interest income streams are primarily generated by different types of financial instruments held by the Company for which there is specific accounting guidance and therefore, are not within the scope of ASC 606, Revenue from Contracts with Customers.
Non-interest income amounts within the scope of ASC 606 include service charges and fees, success fees related to equity investments, and debit and credit card interchange fees. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided. Success fees are one-time fees detailed as part of certain loan agreements and are earned immediately upon occurrence of a triggering event. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. The Company generally receives payment for its services during the period or at the time services are provided and, therefore, does not have material contract asset or liability balances at period end. See "Note 25. Revenue from Contracts with Customers" of these Notes to Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of this standard.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS
On April 7, 2021, the Company completed its acquisition of Aris, the parent company of AmeriHome, and certain other parties, pursuant to which, Aris merged with and into an indirect subsidiary of WAB. As a result of the merger, AmeriHome is now a wholly-owned indirect subsidiary of the Company and will continue to operate as AmeriHome Mortgage, a Western Alliance Bank company. AmeriHome is a leading national business-to-business mortgage acquirer and servicer. The acquisition of AmeriHome complements the Company’s national commercial businesses with a mortgage franchise that allows the Company to expand mortgage-related offerings to existing clients and diversifies the Company’s revenue profile by expanding sources of non-interest income.
Total cash consideration of $1.2 billion was paid in exchange for all of the issued and outstanding membership interests of Aris. AmeriHome's results of operations have been included in the Company's results beginning April 7, 2021 and are reported as part of the Consumer Related segment. Acquisition/restructure expenses related to the AmeriHome acquisition of $15.3 million for the year ended December 31, 2021 were included as a component of non-interest expense in the Consolidated Income Statement, of which approximately $3.4 million are acquisition related costs as defined by ASC 805.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. During the measurement period (not to exceed one year from the acquisition date), the fair values of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the year ended December 31, 2021, the Company adjusted its initial provisional estimates for certain identified assets and liabilities based on new available information regarding conditions that existed as of the acquisition date. The Company recognized a decrease of $29.3 million to the fair value of MSRs as a result of adjustments to certain model inputs and final price adjustments related to MSR sales contemplated prior to the acquisition. In addition, insignificant measurement period adjustments were recorded related to loans HFS, operating right-of-use asset and operating lease liability, intangible assets, deferred tax asset, other assets, and other liabilities. These measurement period adjustments did not have a significant impact on the income statement. The fair value of acquired assets and assumed liabilities are considered final as of December 31, 2021, with the exception of MSRs.
The Company merged AmeriHome into WAB effective April 7, 2021. The fair value amounts of identifiable assets acquired and liabilities assumed are as follows:

April 7, 2021
(in millions)
Assets acquired:
Cash and cash equivalents	$207.2
Loans held for sale	3,552.9
Mortgage servicing rights	1,347.0
Premises and equipment, net	11.3
Operating right of use asset	18.9
Identified intangible assets	141.0
Loans eligible for repurchase	2,744.7
Deferred tax asset	6.6
Other assets	236.0
Total assets	$8,265.6
Liabilities assumed:
Other borrowings	$3,633.9
Operating lease liability	18.9
Liability for loans eligible for repurchase	2,744.7
Other liabilities	151.1
Total liabilities	6,548.6
Net assets acquired	$1,717.0
Consideration paid
Cash (1)	$1,231.6
Elimination of pre-existing debt	686.8
Total consideration	$1,918.4
Goodwill	$201.4
(1)    The Company entered into a final settlement agreement with the seller in December 2021 and paid an additional $11.0 million based on AmeriHome's final closing balance sheet as of the acquisition date.

Loans acquired consisted of loans HFS, whose carrying value at the acquisition date was determined to approximate fair value. In contemplation of the acquisition and the regulatory capital impact of MSRs on the Company's capital ratios, in March 2021, AmeriHome entered into commitments to sell certain MSRs and related servicing advances. See "Note 6. Mortgage Servicing Rights" for further discussion of these sales. The sale of these MSRs also reduced the balance of loans eligible for repurchase as the Company no longer has the right to repurchase these loans when it is not the servicer. Subsequent to the acquisition, the Company repurchased substantially all of the remaining loans eligible for repurchase, resulting in a reclassification of these repurchased loans to loans HFS. See "Note 4. Loans Held for Sale" of these Notes to Consolidated Financial Statements for additional detail related to acquired loans.
In connection with the acquisition, the Company acquired identifiable intangible assets totaling $141.0 million, as detailed in the table below:

	Acquisition Date Fair Value	Estimated Useful Life
	(in millions)	(in years)
Correspondent customer relationships	$76.0	20
Operating licenses	55.5	40
Trade name	9.5	20
Total	141.0
Goodwill in the amount of $201.4 million was recognized and allocated entirely to the Consumer Related segment. Goodwill represents the strategic, operational, and financial benefits expected from the acquisition, including expansion of the Company's mortgage offerings, diversification of its revenue sources, and post-acquisition synergies from integrating AmeriHome’s operating platform, as well as the value of the acquired workforce. Approximately $185.0 million of goodwill is expected to be deductible for tax purposes.
The following table presents pro forma information as if the AmeriHome acquisition was completed on January 1, 2020. The pro forma information includes adjustments for interest income and interest expense on existing loan agreements between WAL and AmeriHome prior to acquisition, the impact of MSR sales contemplated in connection with the acquisition, amortization of intangible assets arising from the acquisition, recognition of stock compensation expense for awards issued to certain AmeriHome executives, transaction costs, and related income tax effects. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Year Ended December 31,
	2021	2020
	(in millions)
Interest income	$1,679.9	$1,322.6
Non-interest income	470.5	902.7
Net income	909.7	931.2

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$216.9	$—	$(1.6)	$215.3
Tax-exempt	890.2	43.2	(2.3)	931.1
Total HTM securities	$1,107.1	$43.2	$(3.9)	$1,146.4

Available-for-sale debt securities
CLO	$926.0	$0.5	$(0.3)	$926.2
Commercial MBS issued by GSEs	68.2	0.9	(0.6)	68.5
Corporate debt securities	382.7	9.2	(9.0)	382.9
Private label residential MBS	1,528.7	3.5	(24.2)	1,508.0
Residential MBS issued by GSEs	2,027.5	7.3	(41.4)	1,993.4
Tax-exempt	1,145.1	71.2	(1.2)	1,215.1
U.S. treasury securities	13.0	—	—	13.0
Other	75.3	11.0	(4.6)	81.7
Total AFS debt securities	$6,166.5	$103.6	$(81.3)	$6,188.8

Equity securities
CRA investments	$45.1	$—	$(0.5)	$44.6
Preferred stock	107.1	7.7	(0.9)	113.9
Total equity securities	$152.2	$7.7	$(1.4)	$158.5

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$568.8	$43.0	$—	$611.8

Available-for-sale debt securities
CLO	$146.9	$—	$—	$146.9
Commercial MBS issued by GSEs	80.8	3.8	—	84.6
Corporate debt securities	271.1	4.8	(5.7)	270.2
Private label residential MBS	1,461.7	15.7	(0.5)	1,476.9
Residential MBS issued by GSEs	1,462.5	27.9	(3.8)	1,486.6
Tax-exempt	1,109.3	78.1	—	1,187.4
Other	54.1	7.3	(5.5)	55.9
Total AFS debt securities	$4,586.4	$137.6	$(15.5)	$4,708.5

Equity securities
CRA investments	$53.1	$0.3	$—	$53.4
Preferred stock	107.0	7.3	(0.4)	113.9
Total equity securities	$160.1	$7.6	$(0.4)	$167.3
Securities with carrying amounts of approximately $2.2 billion and $778.0 million at December 31, 2021 and 2020, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's debt securities in an unrealized loss position at December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$0.3	$170.7	$—	$—	$0.3	$170.7
Commercial MBS issued by GSEs	0.6	19.5	—	—	0.6	19.5
Corporate debt securities	9.0	107.0	—	—	9.0	107.0
Private label residential MBS	24.2	1,250.0	—	—	24.2	1,250.0
Residential MBS issued by GSEs	32.6	1,355.7	8.8	142.1	41.4	1,497.8
Tax-exempt	1.2	141.4	—	—	1.2	141.4
Other	—	2.0	4.6	27.4	4.6	29.4
Total AFS securities	$67.9	$3,046.3	$13.4	$169.5	$81.3	$3,215.8

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Corporate debt securities	$0.1	$17.3	$5.6	$94.3	$5.7	$111.6
Private label residential MBS	0.5	149.7	—	—	0.5	149.7
Residential MBS issued by GSEs	3.8	231.9	—	—	3.8	231.9
Other	—	—	5.5	26.5	5.5	26.5
Total AFS securities	$4.4	$398.9	$11.1	$120.8	$15.5	$519.7
The total number of AFS debt securities in an unrealized loss position at December 31, 2021 is 179, compared to 49 at December 31, 2020.
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
The Company's CLO portfolio consists of highly rated securitization tranches, containing pools of medium to large-sized corporate, high yield bank loans. These are variable rate securities that have an investment grade rating of Single-A or better. The Company has increased its investment in these securities over the past year and unrealized losses on these securities are primarily a function of the differential from the offer price and the valuation mid-market price as well as changes in interest rates.
Unrealized losses on the Company's other securities portfolio relate to taxable municipal and trust preferred securities. The Company is continuing to receive timely principal and interest payments on its taxable municipal securities, these securities continue to be highly rated, and the number of days of cash on hand is strong. The Company's trust preferred securities are investment grade and the issuers continue to make timely principal and interest payments.
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the years ended December 31, 2021 and 2020. In addition, as of December 31, 2021 and 2020, no allowance for credit losses on the Company's AFS securities has been recognized.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities:

	Year Ended December 31, 2021
	Balance, December 31, 2020	Recovery of Credit Losses	Write-offs	Recoveries	Balance, December 31, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.8	$(1.6)	$—	$—	$5.2

	Year Ended December 31, 2020:
	Balance, January 1, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance December 31, 2020
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$2.7	$4.1	$—	$—	$6.8
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $3.0 million and $2.0 million at December 31, 2021 and 2020, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2021 and 2020, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	December 31, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$216.9	$216.9
Tax-exempt	—	—	—	—	—	—	890.2	890.2
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,107.1	$1,107.1

Available-for-sale debt securities
CLO	$45.0	$—	$635.6	$245.6	$—	$—	$—	$926.2
Commercial MBS issued by GSEs	—	68.5	—	—	—	—	—	68.5
Corporate debt securities	—	—	—	45.3	318.7	18.9	—	382.9
Private label residential MBS	1,419.6	—	87.4	—	0.9	—	0.1	1,508.0
Residential MBS issued by GSEs	—	1,993.4	—	—	—	—	—	1,993.4
Tax-exempt	43.2	40.4	469.1	628.9	—	—	33.5	1,215.1
U.S. treasury securities	—	13.0	—	—	—	—	—	13.0
Other	—	—	12.1	10.0	30.2	9.6	19.8	81.7
Total AFS securities (1)	$1,507.8	$2,115.3	$1,204.2	$929.8	$349.8	$28.5	$53.4	$6,188.8

Equity securities
CRA investments	$—	$27.3	$—	$—	$—	$—	$17.3	$44.6
Preferred stock	—	—	—	—	79.3	20.2	14.4	113.9
Total equity securities (1)	$—	$27.3	$—	$—	$79.3	$20.2	$31.7	$158.5
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2020
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt (1)	$—	$—	$—	$—	$—	$—	$568.8	$568.8

Available-for-sale debt securities
CLO	$—	$—	$139.6	$7.3	$—	$—	$—	$146.9
Commercial MBS issued by GSEs	—	84.6	—	—	—	—	—	84.6
Corporate debt securities	—	—	19.2	28.1	194.5	28.4	—	270.2
Private label residential MBS	1,385.5	—	90.1	0.1	0.3	0.9	—	1,476.9
Residential MBS issued by GSEs	—	1,486.6	—	—	—	—	—	1,486.6
Tax-exempt	44.3	57.3	454.7	599.3	—	—	31.8	1,187.4
Other	—	—	12.3	—	29.1	6.9	7.6	55.9
Total AFS securities (1)	$1,429.8	$1,628.5	$715.9	$634.8	$223.9	$36.2	$39.4	$4,708.5

Equity securities
CRA investments	$—	$27.8	$—	$—	$—	$—	$25.6	$53.4
Preferred stock	—	—	—	—	73.2	39.0	1.7	113.9
Total equity securities (1)	$—	$27.8	$—	$—	$73.2	$39.0	$27.3	$167.3
(1)Where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2021, there were no investment securities that were past due. In addition, the Company does not have a significant amount of investment securities on nonaccrual status as of December 31, 2021.

The amortized cost and fair value of the Company's debt securities as of December 31, 2021, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2021
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$40.7	$40.7
After one year through five years	18.1	18.0
After ten years	831.4	872.4
Mortgage-backed securities	216.9	215.3
Total HTM securities	$1,107.1	$1,146.4

Available-for-sale
Due in one year or less	$14.0	$14.0
After one year through five years	119.2	115.8
After five years through ten years	760.4	765.2
After ten years	1,648.5	1,723.9
Mortgage-backed securities	3,624.4	3,569.9
Total AFS securities	$6,166.5	$6,188.8
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Available-for-sale securities
Gross gains	$8.4	$0.4	$3.1
Gross losses	—	(0.2)	—
Net gains on AFS securities	$8.4	$0.2	$3.1

Equity securities
Gross gains	$0.1	$—	$—
Gross losses	(0.2)	—	—
Net losses on equity securities	$(0.1)	$—	$—
During the year ended December 31, 2021, the Company sold certain AFS securities as part of the Company's interest rate management actions to secure gains on tax-exempt municipal securities that were purchased at a discount at the onset of the pandemic. These securities had a carrying value of $160.6 million and a net gain of $8.4 million was recognized on the sale of these securities. The Company did not have significant investment security sale activity during the year ended December 31, 2020.
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

4. LOANS HELD FOR SALE
The Company acquired loans HFS initially as part of the AmeriHome acquisition and, as part of its ongoing mortgage banking business, the Company continues to purchase and originate residential mortgage loans with the intention to sell these loans at a later date. The following is a summary of loans held for sale by type:

December 31, 2021
(in millions)
Government-insured or guaranteed:
EBO (1)	$1,692.8
Non-EBO	1,396.6
Total government-insured or guaranteed	3,089.4
Agency-conforming	2,482.9
Non-agency	62.8
Total loans HFS	$5,635.1
(1)    EBO loans are delinquent loans repurchased under the terms of the GNMA MBS program that can be resold when loans are brought current.
As of December 31, 2021, there were no loans HFS that were pledged to secure warehouse borrowings.
The following is a summary of the Net gain on loan purchase, origination, and sale activities:

Year Ended December 31, 2021
(in millions)
Mortgage servicing rights capitalized upon sale of loans	$763.8
Net proceeds from sale of loans (1)	(465.3)
Provision for and change in estimate of liability for losses under representations and warranties, net	(0.6)
Change in fair value of loans held for sale	(0.3)
Change in fair value of derivatives related to loans HFS:
Unrealized (loss) on derivatives	(69.9)
Realized gain on derivatives	20.1
Total change in fair value of derivatives	(49.8)
Net gain on loans held for sale	$247.8
Loan acquisition and origination fees	78.4
Net gain on loan origination and sale activities	$326.2
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	December 31,
	2021	2020
	(in millions)
Warehouse lending	$5,155.9	$4,340.2
Municipal & nonprofit	1,579.2	1,728.8
Tech & innovation	1,417.8	1,403.0
Equity fund resources	3,829.8	1,145.3
Other commercial and industrial	6,465.7	5,911.2
CRE - owner occupied	1,723.7	1,909.3
Hotel franchise finance	2,534.0	1,983.9
Other CRE - non-owner occupied	3,951.8	3,640.2
Residential	9,242.8	2,378.5
Construction and land development	3,005.8	2,429.4
Other	168.9	183.2
Total loans HFI	39,075.4	27,053.0
Allowance for credit losses	(252.5)	(278.9)
Total loans HFI, net of allowance	$38,822.9	$26,774.1
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $85.7 million and $75.4 million reduced the carrying value of loans as of December 31, 2021 and 2020, respectively. Net unamortized purchase premiums on acquired and purchased loans of $184.8 million and $26.0 million increased the carrying value of loans as of December 31, 2021 and 2020, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	December 31, 2021
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Tech & innovation	$2.1	$11.2	$13.3	$—
Equity fund resources	—	0.6	0.6	—
Other commercial and industrial	12.7	3.4	16.1	—
CRE - owner occupied	11.6	1.4	13.0	—
Other CRE - non-owner occupied	11.3	1.8	13.1	—
Residential	—	15.1	15.1	—
Construction and land development	1.0	—	1.0	—
Other	0.2	0.2	0.4	—
Total	$38.9	$33.7	$72.6	$—

	December 31, 2020
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$1.9	$—	$1.9	$—
Tech & innovation	9.6	3.9	13.5	—
Other commercial and industrial	10.9	6.3	17.2	—
CRE - owner occupied	34.5	—	34.5	—
Other CRE - non-owner occupied	36.5	—	36.5	—
Residential	11.4	—	11.4	—
Other	0.1	0.1	0.2	—
Total	$104.9	$10.3	$115.2	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $5.3 million, $5.0 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,155.9	$—	$—	$—	$—	$5,155.9
Municipal & nonprofit	1,579.2	—	—	—	—	1,579.2
Tech & innovation	1,417.8	—	—	—	—	1,417.8
Equity fund resources	3,829.8	—	—	—	—	3,829.8
Other commercial and industrial	6,465.7	—	—	—	—	6,465.7
CRE - owner occupied	1,723.7	—	—	—	—	1,723.7
Hotel franchise finance	2,534.0	—	—	—	—	2,534.0
Other CRE - non-owner occupied	3,951.8	—	—	—	—	3,951.8
Residential	9,190.4	50.7	1.7	—	52.4	9,242.8
Construction and land development	3,005.8	—	—	—	—	3,005.8
Other	168.8	0.1	—	—	0.1	168.9
Total loans	$39,022.9	$50.8	$1.7	$—	$52.5	$39,075.4

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$—	$—	$—	$4,340.2
Municipal & nonprofit	1,728.8	—	—	—	—	1,728.8
Tech & innovation	1,403.0	—	—	—	—	1,403.0
Equity fund resources	1,145.3	—	—	—	—	1,145.3
Other commercial and industrial	5,911.0	0.2	—	—	0.2	5,911.2
CRE - owner occupied	1,909.3	—	—	—	—	1,909.3
Hotel franchise finance	1,983.9	—	—	—	—	1,983.9
Other CRE - non-owner occupied	3,640.2	—	—	—	—	3,640.2
Residential	2,368.0	9.1	1.4	—	10.5	2,378.5
Construction and land development	2,429.4	—	—	—	—	2,429.4
Other	182.7	0.4	0.1	—	0.5	183.2
Total loans	$27,041.8	$9.7	$1.5	$—	$11.2	$27,053.0

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$242.6	$12.5	$—	$—	$—	$—	$4,900.8	$5,155.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$242.6	$12.5	$—	$—	$—	$—	$4,900.8	$5,155.9

Municipal & nonprofit
Pass	$129.5	$195.0	$101.2	$52.9	$219.3	$877.8	$3.5	$1,579.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$129.5	$195.0	$101.2	$52.9	$219.3	$877.8	$3.5	$1,579.2

Tech & innovation
Pass	$762.6	$157.1	$101.1	$6.1	$—	$0.6	$334.4	$1,361.9
Special mention	26.0	4.7	—	—	—	—	8.1	38.8
Classified	3.0	5.2	7.5	—	—	—	1.4	17.1
Total	$791.6	$167.0	$108.6	$6.1	$—	$0.6	$343.9	$1,417.8

Equity fund resources
Pass	$9.0	$1.7	$—	$0.3	$2.2	$0.2	$3,816.4	$3,829.8
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$9.0	$1.7	$—	$0.3	$2.2	$0.2	$3,816.4	$3,829.8

Other commercial and industrial
Pass	$2,910.8	$360.0	$387.1	$210.3	$80.2	$97.8	$2,306.0	$6,352.2
Special mention	5.4	26.7	22.0	17.6	0.1	—	15.0	86.8
Classified	—	10.1	5.6	2.2	1.4	0.2	7.2	26.7
Total	$2,916.2	$396.8	$414.7	$230.1	$81.7	$98.0	$2,328.2	$6,465.7

CRE - owner occupied
Pass	$417.2	$198.5	$220.1	$190.4	$278.0	$322.4	$55.6	$1,682.2
Special mention	—	—	0.3	10.1	—	1.5	0.4	12.3
Classified	2.2	2.6	1.0	4.6	8.0	10.7	0.1	29.2
Total	$419.4	$201.1	$221.4	$205.1	$286.0	$334.6	$56.1	$1,723.7

Hotel franchise finance
Pass	$721.3	$205.3	$658.8	$332.2	$135.5	$63.5	$123.0	$2,239.6
Special mention	—	—	87.6	51.1	—	—	—	138.7
Classified	30.3	—	99.2	15.9	10.3	—	—	155.7
Total	$751.6	$205.3	$845.6	$399.2	$145.8	$63.5	$123.0	$2,534.0

Other CRE - non-owner occupied
Pass	$1,398.2	$754.8	$673.0	$278.8	$185.8	$283.5	$315.1	$3,889.2
Special mention	14.8	—	9.8	—	—	1.7	—	26.3
Classified	—	—	4.2	4.5	0.3	16.4	10.9	36.3
Total	$1,413.0	$754.8	$687.0	$283.3	$186.1	$301.6	$326.0	$3,951.8

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Residential
Pass	$7,459.3	$1,018.4	$395.5	$201.3	$41.6	$75.5	$36.1	$9,227.7
Special mention	—	—	—	—	—	—	—	—
Classified	8.9	0.9	3.6	0.5	0.1	1.1	—	15.1
Total	$7,468.2	$1,019.3	$399.1	$201.8	$41.7	$76.6	$36.1	$9,242.8

Construction and land development
Pass	$957.6	$632.3	$394.0	$112.2	$3.5	$0.1	$869.8	$2,969.5
Special mention	—	22.5	—	—	5.6	—	—	28.1
Classified	1.0	4.3	0.6	—	—	—	2.3	8.2
Total	$958.6	$659.1	$394.6	$112.2	$9.1	$0.1	$872.1	$3,005.8

Other
Pass	$15.7	$11.6	$3.7	$4.3	$4.4	$82.0	$46.4	$168.1
Special mention	—	—	—	—	—	0.1	—	0.1
Classified	—	—	0.1	0.1	—	0.5	—	0.7
Total	$15.7	$11.6	$3.8	$4.4	$4.4	$82.6	$46.4	$168.9

Total by Risk Category
Pass	$15,023.8	$3,547.2	$2,934.5	$1,388.8	$950.5	$1,803.4	$12,807.1	$38,455.3
Special mention	46.2	53.9	119.7	78.8	5.7	3.3	23.5	331.1
Classified	45.4	23.1	121.8	27.8	20.1	28.9	21.9	289.0
Total	$15,115.4	$3,624.2	$3,176.0	$1,495.4	$976.3	$1,835.6	$12,852.5	$39,075.4

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
Warehouse lending
Pass	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$135.2	$—	$0.9	$1.6	$0.1	$—	$4,202.4	$4,340.2

Municipal & nonprofit
Pass	$219.3	$156.6	$81.6	$231.2	$129.1	$905.6	$3.5	$1,726.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	1.9	—	—	—	1.9
Total	$219.3	$156.6	$81.6	$233.1	$129.1	$905.6	$3.5	$1,728.8

Tech & innovation
Pass	$595.5	$205.9	$76.4	$—	$0.9	$—	$481.7	$1,360.4
Special mention	10.7	4.6	—	—	—	—	—	15.3
Classified	25.2	2.0	—	—	—	—	0.1	27.3
Total	$631.4	$212.5	$76.4	$—	$0.9	$—	$481.8	$1,403.0

Equity fund resources
Pass	$14.2	$1.5	$0.5	$2.0	$—	$—	$1,127.1	$1,145.3
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$14.2	$1.5	$0.5	$2.0	$—	$—	$1,127.1	$1,145.3

Other commercial and industrial
Pass	$2,069.5	$819.8	$447.7	$250.7	$99.7	$114.6	$1,935.7	$5,737.7
Special mention	2.2	52.1	32.1	22.1	1.7	0.2	34.3	144.7
Classified	0.9	8.4	3.2	1.6	9.7	0.8	4.2	28.8
Total	$2,072.6	$880.3	$483.0	$274.4	$111.1	$115.6	$1,974.2	$5,911.2

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
	(in millions)
CRE - owner occupied
Pass	$252.2	$307.1	$302.1	$402.4	$148.4	$323.5	$39.5	$1,775.2
Special mention	0.9	12.4	9.3	24.3	4.4	10.5	22.4	84.2
Classified	1.4	7.5	4.8	8.5	6.2	19.5	2.0	49.9
Total	$254.5	$327.0	$316.2	$435.2	$159.0	$353.5	$63.9	$1,909.3

Hotel franchise finance
Pass	$161.6	$792.0	$464.1	$139.9	$—	$101.5	$162.6	$1,821.7
Special mention	—	32.7	56.9	27.3	—	18.2	—	135.1
Classified	8.9	—	—	12.6	2.1	3.5	—	27.1
Total	$170.5	$824.7	$521.0	$179.8	$2.1	$123.2	$162.6	$1,983.9

Other CRE - non-owner occupied
Pass	$1,032.6	$912.5	$560.8	$384.3	$164.7	$208.4	$281.0	$3,544.3
Special mention	1.4	—	7.0	5.4	1.0	7.4	—	22.2
Classified	7.4	26.4	—	20.3	6.5	13.1	—	73.7
Total	$1,041.4	$938.9	$567.8	$410.0	$172.2	$228.9	$281.0	$3,640.2

Residential
Pass	$759.5	$869.3	$402.0	$108.9	$113.8	$74.1	$39.5	$2,367.1
Special mention	—	—	—	—	—	—	—	—
Classified	—	4.4	5.9	1.1	—	—	—	11.4
Total	$759.5	$873.7	$407.9	$110.0	$113.8	$74.1	$39.5	$2,378.5

Construction and land development
Pass	$677.8	$704.2	$429.6	$15.4	$1.2	$15.0	$537.4	$2,380.6
Special mention	8.5	0.4	38.0	—	—	—	0.4	47.3
Classified	—	—	1.5	—	—	—	—	1.5
Total	$686.3	$704.6	$469.1	$15.4	$1.2	$15.0	$537.8	$2,429.4

Other
Pass	$21.1	$15.6	$14.5	$5.8	$1.8	$75.8	$45.7	$180.3
Special mention	—	—	0.1	1.7	—	0.5	—	2.3
Classified	—	0.1	0.2	—	0.1	0.2	—	0.6
Total	$21.1	$15.7	$14.8	$7.5	$1.9	$76.5	$45.7	$183.2

Total by Risk Category
Pass	$5,938.5	$4,784.5	$2,780.2	$1,542.2	$659.7	$1,818.5	$8,856.1	$26,379.7
Special mention	23.7	102.2	143.4	80.8	7.1	36.8	57.1	451.1
Classified	43.8	48.8	15.6	46.0	24.6	37.1	6.3	222.2
Total	$6,006.0	$4,935.5	$2,939.2	$1,669.0	$691.4	$1,892.4	$8,919.5	$27,053.0
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
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021 extended these provisions through January 1, 2022. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company applied this guidance to qualifying loan modifications through December 31, 2021. As of December 31, 2021, the Company has outstanding modifications on HFI commercial loans that met these conditions with a net balance of $152.8 million, none of which involve loan payment deferrals. Further, residential HFI mortgage loans in forbearance have a net balance of $22.2 million as of December 31, 2021.
The following table presents TDR loans:

	December 31, 2021		December 31, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	2	$2.1	4	$20.4
Other commercial and industrial	7	6.2	9	22.9
CRE - owner occupied	1	0.5	4	2.6
Hotel franchise finance	—	—	2	5.5
Other CRE - non-owner occupied	5	11.0	3	10.2
Construction and land development	1	1.0	—	—
Total	16	$20.8	22	$61.6
The allowance for credit losses on TDR loans totaled zero and $2.7 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, there were no outstanding commitments on TDR loans, compared to $0.6 million as of December 31, 2020.
During the year ended December 31, 2021, the Company had 9 new TDR loans with a recorded investment of $12.5 million at the end of the period, compared to 17 new TDR loans during the year ended December 31, 2020, with a recorded investment of $37.3 million at the end of the period. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the year ended December 31, 2021, there was one commercial and industrial loan with a recorded investment of $2.1 million at the end of the period for which there was a payment default within 12 months following the modification, which resulted in a charge-off of $2.0 million. During the year ended December 31, 2020, there were three loans with a recorded investment of $5.8 million at the end of the period for which there was a payment default. There was no increase to the allowance for credit losses or a charge-off that resulted from these TDR redefaults during the year ended December 31, 2020.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31,
	2021			2020
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Tech & innovation	$—	$—	$—	$—	$27.3	$27.3
Other commercial and industrial	—	12.5	12.5	—	23.6	23.6
CRE - owner occupied	23.0	—	23.0	42.6	—	42.6
Hotel franchise finance	155.7	—	155.7	27.1	—	27.1
Other CRE - non-owner occupied	31.6	—	31.6	73.7	—	73.7
Construction and land development	3.9	—	3.9	1.5	—	1.5
Other	—	0.1	0.1	—	0.4	0.4
Total	$214.2	$12.6	$226.8	$144.9	$51.3	$196.2

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended December 31, 2021.
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on funded HFI loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans, see "Note 3. Investment Securities" of these Notes to Consolidated Financial Statements for further discussion. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of December 31, 2021.
The below tables reflect the activity in the allowance for credit losses on HFI loans by loan portfolio segment, which includes an estimate of future recoveries:

	Year Ended December 31, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, December 31, 2021
	(in millions)
Warehouse lending	$3.4	$(0.4)	$—	$—	$3.0
Municipal & nonprofit	15.9	(2.2)	—	—	13.7
Tech & innovation	33.4	(6.2)	2.0	(0.5)	25.7
Equity fund resources	1.9	7.7	—	—	9.6
Other commercial and industrial	94.7	14.0	7.4	(2.3)	103.6
CRE - owner occupied	18.6	(8.0)	—	—	10.6
Hotel franchise finance	43.3	(2.1)	—	(0.3)	41.5
Other CRE - non-owner occupied	39.9	(22.5)	2.0	(1.5)	16.9
Residential	0.8	11.2	—	(0.5)	12.5
Construction and land development	22.0	(9.5)	—	—	12.5
Other	5.0	(2.5)	0.2	(0.6)	2.9
Total	$278.9	$(20.5)	$11.6	$(5.7)	$252.5

	Year Ended December 31, 2020
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, December 31, 2020
	(in millions)
Warehouse lending	$0.2	$3.2	$—	$—	$3.4
Municipal & nonprofit	17.4	(1.5)	—	—	15.9
Tech & innovation	21.0	23.5	11.1	—	33.4
Equity fund resources	1.4	0.5	—	—	1.9
Other commercial and industrial	95.8	1.8	6.4	(3.5)	94.7
CRE - owner occupied	10.4	8.3	0.2	(0.1)	18.6
Hotel franchise finance	14.1	29.2	—	—	43.3
Other CRE - non-owner occupied	10.5	29.8	2.1	(1.7)	39.9
Residential	3.8	(3.1)	0.3	(0.4)	0.8
Construction and land development	6.2	15.7	—	(0.1)	22.0
Other	6.1	(0.9)	0.3	(0.1)	5.0
Total	$186.9	$106.5	$20.4	$(5.9)	$278.9
Accrued interest receivable on loans totaled $197.6 million and $142.1 million at December 31, 2021 and 2020, respectively, and is excluded from the estimate of credit losses.

In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the allowance for credit losses on unfunded loan commitments:

	Year Ended December 31,
	2021	2020
	(in millions)
Balance, beginning of period	$37.0	$9.0
Beginning balance adjustment from adoption of CECL	—	15.1
Provision for (recovery of) credit losses	0.6	12.9
Balance, end of period	$37.6	$37.0
The following tables disaggregate the Company's allowance for credit losses on funded HFI loans and loan balances by measurement methodology:

	December 31, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,155.9	$—	$5,155.9	$3.0	$—	$3.0
Municipal & nonprofit	1,579.2	—	1,579.2	13.7	—	13.7
Tech & innovation	1,400.8	17.0	1,417.8	22.9	2.8	25.7
Equity fund resources	3,829.8	—	3,829.8	9.6	—	9.6
Other commercial and industrial	6,442.7	23.0	6,465.7	101.1	2.5	103.6
CRE - owner occupied	1,699.3	24.4	1,723.7	10.6	—	10.6
Hotel franchise finance	2,378.3	155.7	2,534.0	30.7	10.8	41.5
Other CRE - non-owner occupied	3,917.3	34.5	3,951.8	16.9	—	16.9
Residential	9,242.8	—	9,242.8	12.5	—	12.5
Construction and land development	2,997.6	8.2	3,005.8	12.5	—	12.5
Other	168.6	0.3	168.9	2.9	—	2.9
Total	$38,812.3	$263.1	$39,075.4	$236.4	$16.1	$252.5

	December 31, 2020
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,340.2	$—	$4,340.2	$3.4	$—	$3.4
Municipal & nonprofit	1,726.9	1.9	1,728.8	15.9	—	15.9
Tech & innovation	1,375.8	27.2	1,403.0	29.5	3.9	33.4
Equity fund resources	1,145.3	—	1,145.3	1.9	—	1.9
Other commercial and industrial	5,883.1	28.1	5,911.2	90.3	4.4	94.7
CRE - owner occupied	1,857.9	51.4	1,909.3	18.6	—	18.6
Hotel franchise finance	1,927.0	56.9	1,983.9	40.4	2.9	43.3
Other CRE - non-owner occupied	3,553.6	86.6	3,640.2	39.9	—	39.9
Residential	2,367.1	11.4	2,378.5	0.8	—	0.8
Construction and land development	2,427.9	1.5	2,429.4	22.0	—	22.0
Other	182.6	0.6	183.2	5.0	—	5.0
Total	$26,787.4	$265.6	$27,053.0	$267.7	$11.2	$278.9

Loan Purchases and Sales
Loan purchases and syndications during the years ended December 31, 2021 and 2020 totaled $12.3 billion and $2.7 billion, respectively. Loan purchases of $8.8 billion and $1.6 billion during the years ended December 31, 2021 and 2020 primarily consisted of residential loan purchases. In addition, the Company had loan syndications of $3.5 billion and $1.1 billion during the years ended December 31, 2021 and 2020 mainly attributed to capital call lines. There were no loans purchased with more-than-insignificant deterioration in credit quality during the years ended December 31, 2021 and 2020.
During the year ended December 31, 2021, the Company sold loans with a carrying value of $551.2 million and recognized a net gain of $7.2 million on these loan sales. During the year ended December 31, 2020, the Company sold loans with a carrying value of $77.3 million, resulting in a net gain of $1.7 million on these sales.
6. MORTGAGE SERVICING RIGHTS
The Company acquired MSRs as part of the AmeriHome acquisition and continues to generate new MSRs from its mortgage banking business. The following table presents the changes in fair value of the Company's MSR assets and other information related to its servicing portfolio:

Year Ended December 31, 2021
(in millions)
Beginning balance	$—
Acquired in AmeriHome acquisition	1,347.0
Additions from loans sold with servicing rights retained	763.8
MSRs sold	(1,270.7)

Change in fair value	(2.5)
Realization of cash flows	(139.6)
Balance, December 31, 2021	$698.0

Unpaid principal balance of mortgage loans serviced for others	$54,347.6
Changes in fair value are recorded as part of Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. During the period from the AmeriHome acquisition date through December 31, 2021, the Company completed sales of MSRs and related servicing advances with an aggregate net sales price of $1.3 billion and UPB of loans underlying these sales of $97.2 billion. As of December 31, 2021, the Company has a remaining receivable balance related to holdbacks on these sales for pending servicing transfers of $82.5 million, which was recorded as part of Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $138.9 million for the period from the acquisition date through December 31, 2021, which are recorded as part of Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of December 31, 2021, net servicing advances totaled $81.6 million, which is recorded as part of Other assets on the Consolidated Balance Sheet.

The following presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

December 31, 2021
(in millions)
Fair value of mortgage servicing rights	$698.0
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(61.6)
Favorable change	39.9
Discount rate change of 50 basis points
Increase	(13.3)
Decrease	13.8
Conditional prepayment rate change of 1%
Increase	(21.5)
Decrease	23.8
Cost to service change of 10%
Increase	(9.6)
Decrease	9.6
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
7. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2021	2020
	(in millions)
Bank premises	$91.6	$92.0
Land and improvements	32.4	33.0
Furniture, fixtures, and equipment	99.6	68.2
Leasehold improvements	41.5	29.7
Construction in progress	42.7	17.4
Total	307.8	240.3
Accumulated depreciation and amortization	(125.9)	(106.2)
Premises and equipment, net	$181.9	$134.1
Depreciation expense totaled $20.7 million, $15.2 million, and $13.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

8. LEASES
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. As of December 31, 2021, the Company's operating lease ROU asset and operating lease liability totaled $133.0 million and $142.8 million, respectively. A weighted average discount rate of 2.14%, 2.80%, and 3.08% was used in the measurement of the ROU asset and lease liability as of December 31, 2021, 2020, and 2019 respectively.
The Company's leases have remaining lease terms of one to nine years, with a weighted average lease term of 7.5 years, 7.7 years, and 8.4 years at December 31, 2021, 2020, 2019, respectively. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of December 31, 2021.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2021:

(in millions)
2022	$15.1
2023	20.7
2024	22.7
2025	18.3
2026	19.3
Thereafter	60.2
Total lease payments	$156.3
Less: imputed interest	13.5
Total present value of lease liabilities	$142.8
The Company also has additional operating leases for a new branch and other office locations that have not yet commenced as of December 31, 2021. The aggregate future commitment related to the additional leases total $36.9 million. These operating leases will commence within the next 12 months and will have lease terms between five and 11 years.
Total operating lease costs of $18.8 million and other lease costs of $3.8 million, which include common area maintenance, parking, and taxes during the year ended December 31, 2021, were included as part of occupancy expense. For the year ended December 31, 2020, total operating lease costs and other lease costs were $14.0 million and $3.9 million, respectively, and for the year ended December 31, 2019, were $12.9 million and $4.0 million, respectively. Short-term lease costs were not material for the years ended December 31, 2021, 2020, and 2019.
The below table shows the supplemental cash flow information related to the Company's operating leases for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$16.3	$13.0	$12.4
Right-of-use assets obtained in exchange for new operating lease liabilities	76.7	11.8	43.7

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company had goodwill of $491.3 million and $289.9 million as of December 31, 2021 and 2020, respectively.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. A qualitative impairment assessment is not required for a reporting unit with a zero or negative carrying amount. As of December 31, 2021 and 2020, the Company's Commercial reporting unit (which is the same as the Commercial reporting segment) had a negative carrying amount and an allocated goodwill balance of $289.9 million. Based on the Company's annual goodwill and intangibles impairment tests as of October 1 during the years ended December 31, 2021, 2020, and 2019, it was determined that goodwill and intangible assets are not impaired.
The following is a summary of the Company's acquired intangible assets:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposit intangibles	$14.6	$10.2	$4.4	$14.6	$8.8	$5.8
Customer relationship intangibles	2.5	0.6	1.9	2.5	0.1	2.4
Correspondent customer relationships	76.0	2.8	73.2	—	—	—
Trade name - AmeriHome	9.5	0.4	9.1	—	—	—
Operating licenses	55.5	1.0	54.5	—	—	—
	$158.1	$15.0	$143.1	$17.1	$8.9	$8.2

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
	(in millions)
Not subject to amortization
Trade name - Bridge Bank	$0.4	$—	$0.4	$0.4	$—	$0.4
As of December 31, 2021, the Company's intangible assets had a weighted average estimated useful life of 26.2 years. Amortization expense recognized on amortizable intangibles totaled $6.1 million for the year ended December 31, 2021, and $1.6 million for the years ended December 31, 2020 and 2019.
Below is a summary of future estimated aggregate amortization expense:

December 31, 2021
(in millions)
2022	$7.5
2023	7.4
2024	7.4
2025	6.6
2026	5.7
Thereafter	108.5
Total	$143.1

10. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2021	2020
	(in millions)
Non-interest-bearing demand deposits	$21,353.4	$13,463.3
Interest-bearing transaction accounts	6,924.0	4,396.4
Savings and money market accounts	17,278.6	12,413.4
Time certificates of deposit ($250,000 or more)	523.0	602.0
Other time deposits	1,533.0	1,055.4
Total deposits	$47,612.0	$31,930.5
The summary of the contractual maturities for all time deposits as of December 31, 2021 is as follows:

December 31,
(in millions)
2022	$1,932.4
2023	102.2
2024	17.4
2025	2.9
2026	1.1
Total	$2,056.0
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2021 and 2020, the Company had $729.2 million and $496.4 million, respectively, of reciprocal CDARS deposits and $1.8 billion and $1.3 billion, respectively, of ICS deposits. The Company also had $1.8 billion and $554.8 million of wholesale brokered deposits at December 31, 2021 and 2020, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $10.8 billion and $5.9 billion at December 31, 2021 and 2020, respectively. The Company incurred $27.4 million and $17.0 million in deposit related costs on these deposits during the years ended December 31, 2021 and 2020, respectively.

11. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
Short-Term:
Federal funds purchased	$675.0	$—
FHLB advances	—	5.0
Customer repurchase agreements	16.6	16.0
Secured borrowings	35.3	—
Total short-term borrowings	$726.9	$21.0
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$317.9	$—
Credit linked notes, net of debt issuance costs	457.1	—
Total long-term borrowings	$775.0	$—

Total other borrowings	$1,501.9	$21.0
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains federal fund lines of credit totaling $2.8 billion as of December 31, 2021, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of December 31, 2021, outstanding balances on the Company's federal fund lines of credit totaled $675.0 million. As of December 31, 2020, there were no outstanding balances on the Company's federal fund lines of credit.
FHLB Advances
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company has a PPP lending facility with the FRB that allows the Company to pledge loans originated under the PPP in return for dollar for dollar funding from the FRB, which would provide up to $416.0 million in additional credit. The amount of available credit under the PPP lending facility will decline each period as these loans are paid down. At December 31, 2021, the Company had no amounts outstanding under its line of credit or its PPP lending facility with the FRB and had no borrowings under its lines of credit with the FHLB. As of December 31, 2021 and 2020, the Company had additional available credit with the FHLB of approximately $7.8 billion and $4.0 billion, respectively, and with the FRB of approximately $3.4 billion and $2.7 billion, respectively.
Repurchase Agreements
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $16.6 million and $16.0 million as of December 31, 2021 and 2020, respectively. The weighted average rate on customer repurchase agreements was 0.15% as of December 31, 2021 and 2020.
Secured Borrowings
Transfers of loans HFS not qualifying for sales accounting treatment, resulted in recognition of secured borrowings of $35.3 million at December 31, 2021.

Warehouse Borrowings
The Company assumed warehouse borrowing lines of credit as part of the AmeriHome acquisition, which are used to finance the acquisition of loans through the use of repurchase agreements. Repurchase agreements operate as financings under which the Company transfers loans to secure these borrowings. The borrowing amounts are based on the attributes of the collateralized loans and are defined in the repurchase agreement of each warehouse lender. The Company retains beneficial ownership of the transferred loans and will receive the loans from the lender upon full repayment of the borrowing. The repurchase agreements may require the Company to transfer additional assets to the lender in the event the estimated fair value of the existing transferred loans declines.
As of December 31, 2021, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which no amounts were drawn.
Long-Term Borrowings
AmeriHome Senior Notes
Prior to the Company's acquisition of AmeriHome, in October 2020, AmeriHome issued senior notes with an aggregate principal amount of $300.0 million, maturing on October 26, 2028. The senior notes accrue interest at a rate of 6.50% per annum, paid semiannually. The senior notes contain provisions that allow for redemption of up to 40% of the original aggregate principal amount of the notes during the first three years after issuance at a price equal to 106.50%, plus accrued and unpaid interest. After this three-year period, AmeriHome may redeem some or all of the senior notes at a price equal to 103.25% of the outstanding principal amount, plus accrued and unpaid interest. In 2025, the redemption price of these senior notes declines to 100% of the outstanding principal balance. The carrying amount of the senior notes includes a fair value adjustment (premium) of $19.3 million recognized as of the acquisition date that is being amortized over the term of the notes. As of December 31, 2021, the carrying value of these notes totaled $317.9 million.
Credit Linked Notes
On June 28, 2021, the Company issued $242.0 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $2.9 million in debt issuance costs. The notes mature on December 30, 2024 and accrue interest at a rate equal to three-month LIBOR plus 5.50% (which will convert to SOFR upon the discontinuation of LIBOR in June 2023), payable quarterly. The notes effectively transfer the risk of first losses on a $1.9 billion reference pool of the Company's warehouse loans to the purchasers of the notes. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pools, the principal balance of the notes will be reduced to the extent of such loss and a gain on recovery of credit guarantees will be recognized within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in the event of obligor default.
On December 29, 2021, the Company issued $227.6 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $2.8 million in debt issuance costs. There are six classes of these notes, each with an interest rate of SOFR plus a spread, that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%), maturing on July 25, 2059. The notes effectively transfer the risk of first losses on a $4.6 billion reference pool of the Company's loans purchased under its residential mortgage purchase program to the purchasers of the notes. The principal and interest payable on the notes may be reduced by a portion of the Company's loss on such loans if one of the following occurs with respect to a covered loan: (i) realized losses incurred by the Company on a loan following a liquidation of the loan or certain other events, or (ii) a modification of the loan resulting in a reduction in payments. The aggregate losses, if any, for each payment date will be allocated to reduce the class principal amount and (for modifications) the current interest of the notes in reverse order of class priority.
Losses on the warehouse lines of credit and residential mortgages have not generally been significant. As of December 31, 2021, the carrying value of these notes totaled $457.1 million.

12. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

December 31, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600.0	$8.1
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225.0	3.1
				$825.0	$11.2

December 31, 2020
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-rate (3)	June 2016	July 1, 2056	6.25%	$175.0	$5.5
WAB fixed-to-variable-rate (4)	June 2015	July 15, 2025	3.44%	75.0	1.8
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225.0	3.1
				$475.0	$10.4
(1)    Notes are redeemable, in whole or in part, beginning on June 15, 2026 at their principal amount plus accrued and unpaid interest. The notes also convert to a variable rate on this date, which is expected to be three-month SOFR plus 225 basis points.
(2)    Debt is redeemable, in whole or in part, on or after June 1, 2025 at its principal amount plus accrued and unpaid interest and has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a variable rate per annum equal to three-month SOFR plus 512 basis points.
(3)    Debentures became redeemable on July 1, 2021 at their principal amount plus any accrued and unpaid interest. During the year ended December 31, 2021 the debentures were redeemed in full.
(4)    Debt became redeemable on July 15, 2020, at its principal amount plus accrued and unpaid interest. During the year ended December 31, 2021, the remaining $75 million was redeemed in full.
The Company hedged the interest rate risk on its 2015 and 2016 subordinated debt issuance with fair value interest rate hedges (receive fixed/pay variable swaps). These hedges were terminated during the year ended December 31, 2021 in connection with the redemptions of these subordinated debentures. The carrying value of all subordinated debt issuances, which included the fair value of the related hedges, totaled $815.1 million and $469.8 million at December 31, 2021 and 2020, respectively.

Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
The Company's junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2021	2020
At fair value		(in millions)
BankWest Nevada Capital Trust II	2033	$15.5	$15.5
Intermountain First Statutory Trust I	2034	10.3	10.3
First Independent Statutory Trust I	2035	7.2	7.2
WAL Trust No. 1	2036	20.6	20.6
WAL Statutory Trust No. 2	2037	5.2	5.2
WAL Statutory Trust No. 3	2037	7.7	7.7
Total contractual balance		66.5	66.5
FVO on junior subordinated debt		0.9	(0.6)
Junior subordinated debt, at fair value		$67.4	$65.9
At amortized cost
Bridge Capital Holdings Trust I	2035	$12.4	$12.4
Bridge Capital Holdings Trust II	2036	5.1	5.1
Total contractual balance		17.5	17.5
Purchase accounting adjustment, net of accretion (1)		(4.2)	(4.5)
Junior subordinated debt, at amortized cost		$13.3	$13.0

Total junior subordinated debt		$80.7	$78.9
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
The carrying value of junior subordinated debt was $80.7 million and $78.9 million as of December 31, 2021 and 2020, respectively. The weighted average interest rate of all junior subordinated debt as of December 31, 2021 was 2.55%, which is equal to three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.58% at December 31, 2020. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR.
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

13. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 11.8 million in stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2021 were 3.0 million.
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2021 were fully vested on July 1, 2021. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. Stock compensation expense related to restricted stock awards granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the year ended December 31, 2021, the Company recognized $22.9 million in stock-based compensation expense related to these stock grants, compared to $20.3 million and $17.4 million during the years ended December 31, 2020 and 2019, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the years ended December 31, 2021, 2020, and 2019, however expense was still being recognized through June 30, 2021 for a grant made in 2017 with a four-year vesting period. The Company recognized $0.6 million in stock-based compensation expense related to these performance-based restricted stock grants through June 30, 2021, the end of the vesting period, compared to $1.2 million and $1.9 million during the years ended December 31, 2020 and 2019, respectively.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions, except per share amounts)
Balance, beginning of period	1.0	$50.12	1.0	$49.98
Granted	0.4	83.56	0.4	51.53
Vested	(0.4)	53.50	(0.4)	51.86
Forfeited	(0.1)	59.24	0.0	49.79
Balance, end of period	0.9	$63.53	1.0	$50.12
The total weighted average grant date fair value of all stock awards, including the performance-based restricted stock awards, granted during the years ended December 31, 2021, 2020, and 2019 was $35.4 million, $22.7 million, and $23.7 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2021, 2020, and 2019 was $34.2 million, $19.6 million, and $21.3 million, respectively.
As of December 31, 2021, there was $28.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2021, the Company recognized $10.4 million in stock-based compensation expense related to these performance stock units, compared to $7.1 million and $6.9 million in stock-based compensation expense for such units during the years ended December 31, 2020 and 2019, respectively.
The three-year performance period for the 2019 grant ended on December 31, 2021, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 203,646 shares will become fully vested and distributed to executive management in the first quarter of 2022.
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
The Company received net proceeds of $294.5 million from the issuance of preferred stock during the year ended December 31, 2021. On December 14, 2021, the Company declared the first quarterly cash dividend of $0.29 per depositary share, for a total dividend payment to preferred shareholders of $3.5 million, paid on December 30, 2021.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
On June 3, 2021, the Company entered into a distribution agency agreement with J.P. Morgan Securities LLC, under which the Company may sell up to 4,000,000 shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and a prospectus supplement filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). On November 18, 2021, the distribution agency agreement was amended to add Piper Sandler & Co. as an agent with J.P. Morgan Securities LLC.
During the year ended December 31, 2021, the Company sold 3.1 million shares under the ATM program at a weighted-average selling price of $106.41 per share for gross proceeds of $333.4 million. Total related offering costs were $2.3 million, of which $2.0 million relates to compensation costs paid to J.P. Morgan Securities LLC and Piper Sandler & Co.
Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the year ended December 31, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.
Common Stock Repurchase
The Company's common stock repurchase program, which expired on December 31, 2020, authorized the Company to repurchase up to $250.0 million of its outstanding common stock. Effective April 17, 2020, the Company temporarily suspended its stock repurchase program. Prior to this decision and pursuant to the repurchase plan, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $34.65 for a total payment of $71.6 million during the year ended December 31, 2020. There were no share repurchases during the year ended December 31, 2021.

Cash Dividend on Common Shares
During the year ended December 31, 2021, the Company declared and paid quarterly cash dividends of $0.25 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.35 per share for the last two quarters of the year, for a total dividend payment to shareholders of $124.1 million. During the year ended December 31, 2020, the Company declared and paid a quarterly cash dividend of $0.25 per share, for a total dividend payment to shareholders of $101.3 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the year ended December 31, 2021, the Company purchased treasury shares of 180,607 at a weighted average price of $86.63 per share, compared to 165,489 shares at a weighted average price per share of $50.80 in 2020, and 210,657 shares at a weighted average price per share of $45.80 in 2019.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2018	$(47.5)	$0.4	$13.4	$0.1	$(33.6)
Other comprehensive income (loss) before reclassifications	71.2	(0.4)	(9.8)	—	61.0
Amounts reclassified from AOCI	(2.3)	—	—	(0.1)	(2.4)
Net current-period other comprehensive income (loss)	68.9	(0.4)	(9.8)	(0.1)	58.6
Balance, December 31, 2019	$21.4	$—	$3.6	$—	$25.0
Other comprehensive income (loss) before reclassifications	70.9	(0.3)	(3.1)	—	67.5
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	—	—	(0.2)
Net current-period other comprehensive income (loss)	70.7	(0.3)	(3.1)	—	67.3
Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$—	$92.3
Other comprehensive (loss) income before reclassifications	(69.0)	—	(1.2)	—	(70.2)
Amounts reclassified from AOCI	(6.4)	—	—	—	(6.4)
Net current-period other comprehensive (loss) income	(75.4)	—	(1.2)	—	(76.6)
Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$—	$15.7
The following table presents reclassifications out of accumulated other comprehensive income:

	Year Ended December 31,
Income Statement Classification	2021	2020	2019
	(in millions)
Gain on sales of AFS debt securities, net	$8.5	$0.2	$3.1
Income tax expense	(2.1)	—	(0.7)
Net of tax	$6.4	$0.2	$2.4

15. DERIVATIVES AND HEDGING ACTIVITIES
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
The primary types of derivatives that the Company uses are interest rate swaps, forward purchase and sale commitments, and interest rate futures. Generally, these instruments are used to help manage the Company's exposure to interest rate risk related to IRLCs and its inventory of loans HFS and MSRs and also to meet client financing and hedging needs.
Derivatives are recorded at fair value on the Consolidated Balance Sheets, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
As of December 31, 2021, 2020, and 2019, the Company does not have any outstanding cash flow hedges.
Derivatives Designated in Hedge Relationships
The Company utilizes derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure to changes in benchmark interest rates and volatility of net interest income and EVE to interest rate fluctuations. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) from either a fixed rate to a variable rate, or from a variable rate to a fixed rate.
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on LIBOR and will convert to SOFR upon the discontinuation of LIBOR in June 2023.
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These last-of-layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Under these interest rate swap contracts, the Company receives a variable rate and pays a fixed rate on the outstanding notional amount. During the year ended December 31, 2021, the Company completed a partial discontinuation of one of its last-of-layer hedges, which reduced the total hedged amount on these hedges from $1.0 billion to $880.0 million. The $1.2 million cumulative basis adjustment on the discontinued portion was allocated across the remaining pool upon termination of the hedge and is being amortized over the remaining loan term.
The Company had a receive fixed/pay variable interest rate swap, designated as a fair value hedge on its fixed rate $175.0 million subordinated debentures issued on June 16, 2016, which was terminated during the year ended December 31, 2021 in connection with the full redemption of the subordinated debentures. The Company paid a variable rate of three-month LIBOR plus 3.25% and received quarterly fixed payments of 6.25% to match the payments on the debt.
Derivatives Not Designated in Hedge Relationships
Management enters into certain foreign exchange derivative contracts and back-to-back interest rate swaps which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades that the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate swaps are used to allow customers to manage long-term interest rate risk.
As it relates to its mortgage banking business, the Company also uses derivative financial instruments to manage exposure to interest rate risk related to IRLCs, and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments and interest rate futures.

As of December 31, 2021 and 2020, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2021		December 31, 2020
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$1,390.7	$38.5	$1,587.1	$85.5
Qualifying debt	—	—	(247.6)	(2.7)
(1)    Included in the carrying value of the hedged assets/(liabilities)
(2)    Includes last-of-layer derivative instruments, with $880.0 million designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.4 billion and $1.9 billion as of December 31, 2021 and 2020, respectively). The cumulative basis adjustment included in the carrying value of these hedged items totaled $15.7 million and $0.6 million as of December 31, 2021 and 2020, respectively. The basis adjustment related to the discontinued portion was $1.0 million as of December 31, 2021.
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

	Year Ended December 31,
	2021		2020		2019
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$44.8	$(45.6)	$(32.2)	$32.2	$(30.3)	$30.3
Interest expense	(2.7)	2.7	3.1	(3.1)	19.3	(19.3)

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of December 31, 2021, 2020, and 2019. The change in the notional amounts of these derivatives from December 31, 2019 to December 31, 2021 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	December 31, 2021			December 31, 2020			December 31, 2019
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$1,382.8	$13.8	$54.5	$1,689.9	$3.3	$86.1	$863.0	$1.8	$55.5
Total	$1,382.8	$13.8	$54.5	$1,689.9	$3.3	$86.1	$863.0	$1.8	$55.5

Derivatives not designated as hedging instruments (2):
Foreign currency contracts	$180.1	$0.2	$1.4	$119.2	$0.7	$1.2	$6.7	$—	$—
Forward purchase contracts	11,713.5	8.1	18.0	—	—	—	—	—	—
Forward sales contracts	17,358.5	15.8	17.7	—	—	—	—	—	—
Futures purchase contracts (3)	218,053.7	—	—	—	—	—	—	—	—
Futures sales contracts (3)	229,040.0	—	—	—	—	—	—	—	—
Interest rate lock commitments	3,033.2	11.0	1.6	—	—	—	—	—	—
Interest rate swaps	4.1	0.1	0.1	3.5	0.2	0.2	2.9	0.1	0.1
Total	$479,383.1	$35.2	$38.8	$122.7	$0.9	$1.4	$9.6	$0.1	$0.1
Margin		1.2	6.5	—	—	—	—	—	—
Total, including margin	$479,383.1	$36.4	$45.3	$122.7	$0.9	$1.4	$9.6	$0.1	$0.1
(1)Interest rate swap amounts include a notional amount of $880 million and $1.0 billion related to the last-of-layer hedges at December 31, 2021 and 2020, respectively.
(2)Relate to economic hedging arrangements.
(3)The Company enters into forward purchase and sales contracts that are subject to daily remargining and almost all of which are based on three-month LIBOR to hedge against its MSR valuation exposure. The notional amount on these contracts is substantial as these contracts have a duration of only 0.25 years and are intended to cover the longer duration of MSR hedges.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	December 31, 2021			December 31, 2020			December 31, 2019
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$7.9	$—	$7.9	$—	$—	$—	$—	$—	$—
Forward sales contracts	15.5	—	15.5	—	—	—	—	—	—
Interest rate swaps	13.8	—	13.8	3.3	—	3.3	1.8	—	1.8
Margin	1.2	—	1.2	—	—	—	—	—	—
Netting	—	(28.4)	(28.4)	—	(0.6)	(0.6)	—	—	—
	$38.4	(28.4)	$10.0	$3.3	$(0.6)	$2.7	$1.8	$—	$1.8
Liabilities
Forward purchase contracts	$(17.7)	$—	$(17.7)	$—	$—	$—	$—	$—	$—
Forward sales contracts	(17.6)	—	(17.6)	—	—	—	—	—	—
Interest rate swaps	(54.5)	—	(54.5)	(86.1)	—	(86.1)	(55.5)	—	(55.5)
Margin	(6.5)	—	(6.5)	—	—	—	—	—	—
Netting	—	28.4	28.4	—	0.6	0.6	—	—	—
	$(96.3)	28.4	$(67.9)	$(86.1)	$0.6	$(85.5)	$(55.5)	$—	$(55.5)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$0.2	$—	$0.2	$0.7	$—	$0.7	$—	$—	$—
Forward purchase contracts	0.2	—	0.2	—	—	—	—	—	—
Forward sales contracts	0.3	—	0.3	—	—	—	—	—	—
Interest rate lock commitments	11.0	—	11.0	—	—	—	—	—	—
Interest rate swaps	0.1	—	0.1	0.2	—	0.2	0.1	—	0.1
	$11.8	—	$11.8	$0.9	$—	$0.9	$0.1	$—	$0.1
Liabilities
Foreign currency contracts	$(1.4)	$—	$(1.4)	$(1.2)	$—	$(1.2)	$—	$—	$—
Forward purchase contracts	(0.3)	—	(0.3)	—	—	—	—	—	—
Forward sales contracts	(0.1)	—	(0.1)	—	—	—	—	—	—
Interest rate lock commitments	(1.6)	—	(1.6)	—	—	—	—	—	—
Interest rate swaps	(0.1)	—	(0.1)	(0.2)	—	(0.2)	(0.1)	—	(0.1)
	$(3.5)	—	$(3.5)	$(1.4)	$—	$(1.4)	$(0.1)	$—	$(0.1)
Total derivatives and margin
Assets	$50.2	$(28.4)	$21.8	$4.2	$(0.6)	$3.6	$1.9	$—	$1.9
Liabilities	$(99.8)	$28.4	$(71.4)	$(87.5)	$0.6	$(86.9)	$(55.6)	$—	$(55.6)

The following table summarizes the net gain (loss) on derivatives included in income:

Year Ended December 31, 2021
(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$1.0
Forward contracts	(52.2)
Other contracts	1.4
Total gain	$(49.8)
Net loan servicing revenue:
Forward contracts	$(4.2)
Options contracts	(0.3)
Futures contracts	(23.9)
Total (loss) gain	$(28.4)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties for its derivatives designated as hedging instruments totaled $67.1 million, $117.8 million, and $52.5 million as of December 31, 2021, 2020, and 2019, respectively.
16. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Weighted average shares - basic	102.7	100.2	102.7
Dilutive effect of stock awards	0.6	0.3	0.4
Weighted average shares - diluted	103.3	100.5	103.1
Net income available to common stockholders	$895.7	$506.6	$499.2
Earnings per share - basic	8.72	5.06	4.86
Earnings per share - diluted	8.67	5.04	4.84
The Company had no anti-dilutive stock options outstanding as of December 31, 2021 and 2020.

17. INCOME TAXES
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current	$181.8	$141.0	$110.1
Deferred	42.0	(25.1)	(5.1)
Total tax provision	$223.8	$115.9	$105.0
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Income tax at statutory rate	$235.8	$130.7	$126.9
Increase (decrease) resulting from:
State income taxes, net of federal benefits	35.8	13.9	11.0
Tax-exempt income	(25.6)	(21.7)	(19.6)
Investment tax credits	(15.9)	(13.9)	(15.0)
Other, net	(6.3)	6.9	1.7
Total tax provision	$223.8	$115.9	$105.0
For the years ended December 31, 2021, 2020, and 2019 the Company's effective tax rate was 19.9%, 18.6%, and 17.4%, respectively. The increase in the effective tax rate from 2020 to 2021 is primarily due to an increase in pretax book income and state income taxes associated with the AmeriHome acquisition which were not fully offset by growth in permanent tax benefit items for the year. The increase in the effective tax rate from 2019 to 2020 is due primarily to tax expense associated with the surrender of BOLI, no valuation allowance release in 2020, and return to provision adjustments.

The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Allowance for credit losses	$81.0	$84.6
Lease liability	38.6	21.1
Premises and equipment	10.0	—
Accrued expenses	9.8	3.6
Passthrough income	9.1	8.4
Insurance premiums	—	18.9
Other	34.9	29.1
Total gross deferred tax assets	183.4	165.7
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	183.4	165.7
Deferred tax liabilities:
Mortgage servicing rights	(57.6)	—
Right of use asset	(36.0)	(19.2)
Deferred loan costs	(15.5)	(12.8)
Leasing basis differences	(12.3)	(11.1)
IRC section 50(d) income	(7.7)	(9.8)
Estimated loss reserve	(7.6)	(17.5)
Unearned premiums	(7.2)	(16.8)
Insurance premiums	(6.0)	—
Unrealized gain on AFS securities	(5.7)	(31.2)
Premises and equipment	—	(7.6)
Other	(6.9)	(8.4)
Total deferred tax liabilities	(162.5)	(134.4)
Deferred tax assets, net	$20.9	$31.3
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Net deferred tax assets decreased $10.4 million to $20.9 million from December 31, 2020. The overall decrease in net deferred tax assets was due to an increase in deferred tax liabilities, not fully offset by an increase in deferred tax assets. The increase in deferred tax liabilities from December 31, 2020 is primarily attributable to an increase in mortgage servicing rights from AmeriHome operations and a decrease in deferred insurance premiums related to the Company’s insurance captive, which was in a deferred tax asset position in the prior year. These increases were offset in part by a decrease in deferred tax liabilities related to a decrease in the fair market value of AFS securities. The increase in deferred tax assets from December 31, 2020 is primarily attributable to a change in tax planning strategy pertaining to the depreciation election on premises and equipment, which was in a deferred tax liability position in the prior year. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $20.9 million at December 31, 2021 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
As of December 31, 2021 and 2020, the Company has no deferred tax valuation allowance.
As of December 31, 2021, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $41.1 million, for which a deferred tax asset of $4.5 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining after application of the Section 382 limitation. The Company does not currently have any remaining state NOL carryovers. The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2017.
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
The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2021	2020
	(in millions)
Beginning balance	$3.4	$1.7
Gross increases
Tax positions in prior periods	0.8	—
Current period tax positions	2.2	2.2
Gross decreases
Tax positions in prior periods	—	—
Settlements	—	(0.1)
Lapse of statute of limitations	—	(0.4)
Ending balance	$6.4	$3.4
During the year ended December 31, 2021, the Company added a new position, which resulted in a tax detriment of $2.5 million, inclusive of interest and penalties.
As of December 31, 2021 and 2020, the total amount of unrecognized tax benefits, net of associated deferred tax benefits, that would impact the effective tax rate, if recognized, is $5.1 million and $2.1 million, respectively. The Company does not anticipate that any unrecognized tax benefits will be resolved within the next 12 months.
During the years ended December 31, 2021, 2020, and 2019, the Company recognized no additional amounts for interest and penalties. As of December 31, 2021 and 2020, the Company has no accrued liabilities for penalties and interest.
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
At December 31, 2021, the Company’s exposure to loss as a result of its involvement in these entities was limited to $676.5 million, which reflects the Company’s recorded investment in these projects, net of certain unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities. During the years ended December 31, 2021, 2020, and 2019, the Company did not provide financial or other support to these entities that was not contractually required.
Investments in LIHTC and renewable energy total $631.3 million and $405.6 million as of December 31, 2021 and 2020, respectively. Unfunded LIHTC and renewable energy obligations are included as part of Other liabilities on the Consolidated Balance Sheets and total $360.8 million and $151.7 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020, and 2019, $49.5 million, $49.2 million, and $41.5 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

18. COMMITMENTS AND CONTINGENCIES
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2021	2020
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,199.8 at December 31, 2021 and $1,077.2 at December 31, 2020	$13,396.3	$9,425.2
Credit card commitments and financial guarantees	306.3	291.5
Letters of credit, including unsecured letters of credit of $12.9 at December 31, 2021 and $9.9 at December 31, 2020	198.1	186.9
Total	$13,900.7	$9,903.6
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2021:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$13,396.3	$3,652.0	$6,235.1	$2,322.1	$1,187.0
Credit card commitments and financial guarantees	306.3	306.3	—	—	—
Letters of credit	198.1	190.7	3.0	4.4	—
Total	$13,900.7	$4,149.0	$6,238.1	$2,326.5	$1,187.0
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 5. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $37.6 million and $37.0 million as of December 31, 2021 and 2020, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.

Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within three broad categories: industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2021 and 2020, CRE related loans accounted for approximately 29% and 38% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 23% and 28% of these CRE loans, excluding construction and land loans, were owner-occupied as of December 31, 2021 and 2020, respectively.
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
19. FAIR VALUE ACCOUNTING
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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and results in the recognition of unrealized gains and losses on these items at each reporting date. These unrealized gains and losses are recognized as part of OCI rather than earnings. The Company did not elect FVO treatment for the junior subordinated debt assumed in the Bridge Capital Holdings acquisition.
For the years ended December 31, 2021, 2020, and 2019, unrealized losses from fair value changes on junior subordinated debt were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Unrealized losses	$(1.5)	$(4.2)	$(13.0)
Changes included in OCI, net of tax	(1.2)	(3.1)	(9.8)

Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS debt securities: Securities classified as AFS are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include quoted prices in active markets, dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.
Equity securities: Preferred stock and CRA investments are reported at fair value primarily utilizing Level 1 inputs.
Independent pricing service: The Company's independent pricing service provides pricing information on the majority of the Company's Level 1 and Level 2 AFS debt securities. For a small subset of securities, other pricing sources are used, including observed prices on publicly-traded securities and dealer quotes. Management independently evaluates the fair value measurements received from the Company's third-party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management selects a sample of investment securities and compares the values provided by its primary third-party pricing service to the market values obtained from secondary sources, including other pricing services and safekeeping statements, and evaluates those with notable variances. In instances where there are discrepancies in pricing from various sources and management expectations, management may manually price securities using currently observed market data to determine whether they can develop similar prices or may utilize bid information from broker dealers. Any remaining discrepancies between management's review and the prices provided by the vendor are discussed with the vendor and/or the Company's other valuation advisors.
Loans HFS: Government-insured or guaranteed and agency-conforming loans HFS are salable into active markets. Accordingly, the fair value of these loans is based on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy.
The fair value of EBO loans, private label loans, and loans that are delinquent or have an underwriting defect are valued using Level 3 inputs since they lack active markets.
Mortgage servicing rights: MSRs are measured based on valuation techniques using Level 3 inputs. The Company uses a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, recapture rate, and cost to service.
Derivative financial instruments: Treasury futures and options, Eurodollar futures, and swap futures are measured based on valuation techniques using Level 1 inputs from exchange-provided daily settlement quotes. Forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market price, contracted selling price, or market price equivalent. Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
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

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2021
Available-for-sale debt securities
CLO	$—	$926.2	$—	$926.2
Commercial MBS issued by GSEs	—	68.5	—	68.5
Corporate debt securities	—	382.9	—	382.9
Private label residential MBS	—	1,508.0	—	1,508.0
Residential MBS issued by GSEs	—	1,993.4	—	1,993.4
Tax-exempt	—	1,215.1	—	1,215.1
U.S. treasury securities	13.0	—	—	13.0
Other	27.4	54.3	—	81.7
Total AFS debt securities	$40.4	$6,148.4	$—	$6,188.8
Equity securities
CRA investments	$27.4	$17.2	$—	$44.6
Preferred stock	113.9	—	—	113.9
Total equity securities	$141.3	$17.2	$—	$158.5
Loans HFS	$—	$3,894.2	$45.5	$3,939.7
Mortgage servicing rights	—	—	698.0	698.0
Derivative assets (1)	—	39.2	11.0	50.2
Liabilities:
Junior subordinated debt (2)	$—	$—	$67.4	$67.4
Derivative liabilities (1)	—	98.2	1.6	99.8
(1)See "Note 15. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $38.5 million as of December 31, 2021 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
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
(1)See "Note 15. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $85.5 million and the net carrying value of subordinated debt is decreased by $2.7 million as of December 31, 2020, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the years ended December 31, 2021, 2020, and 2019, the change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$(65.9)	$(61.7)	$(48.7)
Change in fair value (1)	(1.5)	(4.2)	(13.0)
Ending balance	$(67.4)	$(65.9)	$(61.7)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $(1.2) million, $(3.1) million, and $(9.8) million for the years ended December 31, 2021, 2020, and 2019, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$67.4	Discounted cash flow	Implied credit rating of the Company	2.61%

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65.9	Discounted cash flow	Implied credit rating of the Company	2.87%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2021 and 2020 was the implied credit risk for the Company. As of December 31, 2021 and 2020, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.

As of December 31, 2021, the Company estimates the discount rate at 2.61%, which represents an implied credit spread of 2.40% plus three-month LIBOR (0.21%). As of December 31, 2020, the Company estimated the discount rate at 2.87%, which was a 2.64% credit spread plus three-month LIBOR (0.24%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Year Ended December 31, 2021
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, December 31, 2020	$—	$—	$—
Acquired in AmeriHome acquisition	0.7	1,347.0	23.7
Purchases and additions	131.7	763.8	23,045.4
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(23,054.3)
Sales and payments	(93.4)	(1,270.7)	—
Transfers from Level 2 to Level 3	7.3	—	—
Transfers from Level 3 to Level 2	(0.8)	—	—
Change in fair value	—	(2.5)	(5.4)
Realization of cash flows	—	(139.6)	—
Balance, December 31, 2021	$45.5	$698.0	$9.4
Unrealized (losses) gains included in income related to assets held at period end	$0.1	$(19.5)	$9.4
(1)    Interest rate lock commitment asset and liability positions are presented net.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		December 31, 2021
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	553 - 735	600
	Conditional prepayment rate (1)	9.9% - 20.7%	15.2
	Recapture rate	20.0% - 20.0%	20
	Servicing fee rate (in basis points)	25.0 - 50.0	29.5
	Cost to service	$84 - $91	86
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(3.65) - (2.86)	(3.3)
Interest rate lock commitments:	Servicing fee multiple	3.6 - 5.4	4.6
	Pull-through rate	75% - 100%	90
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the fair value option has been elected:

	December 31, 2021
	Fair value	Unpaid principal balance	Difference
	(in millions)
Loans held for sale:
Current through 89 days delinquent	$3,937.5	$3,807.3	$130.2
90 days or more delinquent	2.2	2.2	—
Total	$3,939.7	$3,809.5	$130.2

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of December 31, 2021
Loans HFI	$216.0	$—	$—	$216.0
Other assets acquired through foreclosure	11.7	—	—	11.7
As of December 31, 2020
Loans HFI	$187.3	$—	$—	$187.3
Other assets acquired through foreclosure	1.4	—	—	1.4
For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$216.0	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 6.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11.7	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$187.3	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	2.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	1.4	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
Loans HFI: Loans measured at fair value on a nonrecurring basis include collateral dependent loans. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In addition, when adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity.
Total Level 3 collateral dependent loans had an estimated fair value of $216.0 million and $187.3 million at December 31, 2021 and 2020, respectively, net of a specific valuation allowance of $10.8 million and $8.9 million at December 31, 2021 and 2020, respectively.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. These assets are initially reported at the fair value determined by independent appraisals using appraised value less estimated cost to sell. Such properties are generally re-appraised every twelve months and there is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense.
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $11.7 million and $1.4 million of such assets at December 31, 2021 and 2020, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,107.1	$—	$1,146.4	$—	$1,146.4
AFS	6,188.8	40.4	6,148.4	—	6,188.8
Equity securities	158.5	141.3	17.2	—	158.5
Derivative assets	50.2	—	39.2	11.0	50.2
Loans HFS	5,635.1	—	3,894.2	1,760.2	5,654.4
Loans HFI, net	38,822.9	—	—	39,218.2	39,218.2
Mortgage servicing rights	698.0	—	—	698.0	698.0
Accrued interest receivable	227.9	—	227.9	—	227.9
Financial liabilities:
Deposits	$47,612.0	$—	$47,615.5	$—	$47,615.5
Other borrowings	1,501.9	—	1,518.4	—	1,518.4
Qualifying debt	895.8	—	857.3	81.3	938.6
Derivative liabilities	99.8	—	98.2	1.6	99.8
Accrued interest payable	9.2	—	9.2	—	9.2

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$568.8	$—	$611.8	$—	$611.8
AFS	4,708.5	26.5	4,682.0	—	4,708.5
Equity securities	167.3	141.7	25.6	—	167.3
Derivative assets	4.2	—	4.2	—	4.2
Loans HFI, net	26,774.1	—	—	27,231.0	27,231.0
Accrued interest receivable	166.1	—	166.1	—	166.1
Financial liabilities:
Deposits	$31,930.5	$—	$31,935.9	$—	$31,935.9
Other borrowings	21.0	—	21.0	—	21.0
Qualifying debt	548.7	—	488.1	79.3	567.4
Derivative liabilities	87.5	—	87.5	—	87.5
Accrued interest payable	11.0	—	11.0	—	11.0

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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2021 and 2020 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at December 31, 2021 and 2020.

20. REGULATORY CAPITAL REQUIREMENTS
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
In connection with its adoption of CECL on January 1, 2020, the Company elected the five-year CECL transition option that delays the estimated impact on regulatory capital resulting from the adoption of CECL. As a result of this election, the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology has been delayed for two years, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. As a result, capital ratios and amounts as of December 31, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of ASC 326.
As of December 31, 2021 and 2020, the Company and the Bank's capital ratios exceeded the well-capitalized thresholds, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2021
WAL	$5,499.0	$4,444.3	$44,697.0	$56,972.9	12.3%	9.9%	7.8%	9.1%
WAB	5,119.9	4,657.5	44,726.1	56,961.6	11.4	10.4	8.2	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2020
WAL	$3,872.0	$3,158.2	$31,015.4	$34,349.3	12.5%	10.2%	9.2%	9.9%
WAB	3,619.4	3,078.2	31,140.6	34,367.0	11.6	9.9	9.0	9.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
With the acquisition of AmeriHome, the Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of December 31, 2021.

21. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $19,500 for those under 50 years of age and up to a maximum of $26,000 for those over 50 years of age in 2021) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 100% of the first 5% of the participant’s compensation deferred into the plan during the year ended December 31, 2021. The Company’s contributions to this plan totaled $12.0 million, $7.1 million, and $6.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
In addition, the Company has a SERP, which is an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The projected benefit obligation was $13.1 million as of December 31, 2021 and $13.6 million as of December 31, 2020, all of which was unfunded. Net periodic benefit cost totaled $1.1 million for each of the years ended December 31, 2021, 2020 and 2019.
22. RELATED PARTY TRANSACTIONS
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
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity for such loans:

	Year Ended December 31,
	2021	2020
	(in millions)
Balance, beginning	$3.3	$3.8
New loans	—	—
Advances	—	—
Repayments and other	(3.3)	(0.5)
Balance, ending	$—	$3.3
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2021 or 2020. The interest income associated with these loans was approximately $0.1 million for the year ended December 31, 2021 and $0.2 million for each of the years ended December 31, 2020 and 2019.
Loan commitments outstanding with related parties totaled $7.0 million and $10.3 million at December 31, 2021 and 2020, respectively.
The Company also accepts deposits from related parties, which totaled $101.3 million and $156.9 million at December 31, 2021 and 2020, respectively, with related interest expense of approximately $0.2 million during each of the years ended December 31, 2021 and 2020, and $0.3 million during the year ended December 31, 2019.
Donations, sponsorships, and other payments to related parties totaled less than $1.0 million during each of the years ended December 31, 2021, 2020, and 2019.

23. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2021	2020
	(in millions)
ASSETS:
Cash and cash equivalents	$79.0	$55.5
Investment securities - AFS	0.5	5.1
Investment securities - equity	41.5	49.8
Investment in bank subsidiaries	5,433.6	3,493.5
Investment in non-bank subsidiaries	66.6	49.9
Other assets	22.5	18.0
Total assets	$5,643.7	$3,671.8
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$673.0	$251.5
Accrued interest and other liabilities	8.0	6.8
Total liabilities	681.0	258.3
Total stockholders’ equity	4,962.7	3,413.5
Total liabilities and stockholders’ equity	$5,643.7	$3,671.8
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Income:
Dividends from subsidiaries	$50.0	$160.0	$134.0
Interest income	3.2	3.1	2.8
Non-interest income	13.4	4.7	5.1
Total income	66.6	167.8	141.9
Expense:
Interest expense	19.5	10.6	14.6
Non-interest expense	31.9	19.7	19.5
Total expense	51.4	30.3	34.1
Income before income taxes and equity in undistributed earnings of subsidiaries	15.2	137.5	107.8
Income tax benefit	7.4	4.5	5.7
Income before equity in undistributed earnings of subsidiaries	22.6	142.0	113.5
Equity in undistributed earnings of subsidiaries	876.6	364.6	385.7
Net income	899.2	506.6	499.2
Dividends on preferred stock	3.5	—	—
Net income available to common stockholders	$895.7	$506.6	$499.2

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$899.2	$506.6	$499.2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(876.6)	(364.6)	(385.7)
Junior subordinated debt change in fair value	(0.1)	—	—
Loss on extinguishment of debt	5.9	—	—
Other operating activities, net	(1.4)	8.0	9.9
Net cash provided by operating activities	27.0	150.0	123.4
Cash flows from investing activities:
Purchases of securities	(16.0)	(6.9)	(10.8)
Principal pay downs, calls, maturities, and sales proceeds of securities	28.6	7.7	19.0
Capital contributions to subsidiaries	(1,139.3)	—	—
Other investing activities, net	—	1.2	—
Net cash (used in) provided by investing activities	(1,126.7)	2.0	8.2
Cash flows from financing activities:
Net proceeds from issuance of subordinated debt	591.9	—	—
Common stock repurchases	—	(71.6)	(120.2)
Redemption of subordinated debt	(176.0)	—	—
Proceeds from issuance of common stock in offerings, net	540.3	—	—
Cash dividends paid on common and preferred stock	(127.6)	(101.3)	(51.3)
Proceeds from issuance of preferred stock, net	294.5	—	—
Other financing activities, net	0.1	0.5	0.1
Net cash provided by (used in) financing activities	1,123.2	(172.4)	(171.4)
Net increase (decrease) in cash and cash equivalents	23.5	(20.4)	(39.8)
Cash and cash equivalents at beginning of year	55.5	75.9	115.7
Cash and cash equivalents at end of year	$79.0	$55.5	$75.9

24. SEGMENTS
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

The following is a summary of operating segment balance sheet information for the periods indicated:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2021:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,057.3	$12.9	$82.4	$7,962.0
Loans held for sale	5,635.1	—	5,635.1	—
Loans, net of deferred fees and costs	39,075.4	25,092.4	13,983.0	—
Less: allowance for credit losses	(252.5)	(226.0)	(26.5)	—
Total loans	38,822.9	24,866.4	13,956.5	—
Other assets acquired through foreclosure, net	11.7	11.7	—	—
Goodwill and other intangible assets, net	634.8	294.7	340.1	—
Other assets	2,820.8	253.8	1,278.1	1,288.9
Total assets	$55,982.6	$25,439.5	$21,292.2	$9,250.9
Liabilities:
Deposits	$47,612.0	$30,466.8	$15,362.9	$1,782.3
Borrowings and qualifying debt	2,381.1	—	353.2	2,027.9
Other liabilities	1,026.9	233.4	138.2	655.3
Total liabilities	51,020.0	30,700.2	15,854.3	4,465.5
Allocated equity:	4,962.6	2,588.0	1,596.2	778.4
Total liabilities and stockholders' equity	$55,982.6	$33,288.2	$17,450.5	$5,243.9
Excess funds provided (used)	—	7,848.7	(3,841.7)	(4,007.0)

	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2020:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,176.5	$12.0	$45.6	$8,118.9
Loans, net of deferred fees and costs	27,053.0	20,245.8	6,798.2	9.0
Less: allowance for loan losses	(278.9)	(263.4)	(15.4)	(0.1)
Total loans	26,774.1	19,982.4	6,782.8	8.9
Other assets acquired through foreclosure, net	1.4	1.4	—	—
Goodwill and other intangible assets, net	298.5	296.1	2.4	—
Other assets	1,210.5	257.0	96.6	856.9
Total assets	$36,461.0	$20,548.9	$6,927.4	$8,984.7
Liabilities:
Deposits	$31,930.5	$21,448.0	$9,936.8	$545.7
Borrowings and qualifying debt	553.7	—	—	553.7
Other liabilities	563.3	170.4	3.3	389.6
Total liabilities	33,047.5	21,618.4	9,940.1	1,489.0
Allocated equity:	3,413.5	1,992.2	579.1	842.2
Total liabilities and stockholders' equity	$36,461.0	$23,610.6	$10,519.2	$2,331.2
Excess funds provided (used)	—	3,061.7	3,591.8	(6,653.5)

The following is a summary of operating segment income statement information for the periods indicated:

	Consolidated Company	Commercial	Consumer Related (1)	Corporate & Other
Year Ended December 31, 2021:	(in millions)
Net interest income	$1,548.8	$1,181.7	$603.4	$(236.3)
(Recovery of) provision for credit losses	(21.4)	(30.6)	11.0	(1.8)
Net interest income (expense) after provision for credit losses	1,570.2	1,212.3	592.4	(234.5)
Non-interest income	404.2	65.1	317.6	21.5
Non-interest expense	851.4	415.9	413.9	21.6
Income (loss) before income taxes	1,123.0	861.5	496.1	(234.6)
Income tax expense (benefit)	223.8	206.6	120.1	(102.9)
Net income (loss)	$899.2	$654.9	$376.0	$(131.7)
(1)    Includes the financial results of AmeriHome following the acquisition on April 7, 2021, which contributed approximately 40% and 25% to net revenue and net income for the Consumer Related segment, respectively.

	Consolidated Company	Commercial	Consumer Related	Corporate
Year Ended December 31, 2020:	(in millions)
Net interest income	$1,166.9	$999.7	$302.5	$(135.3)
Provision for (recovery of) credit losses	123.6	128.6	(9.0)	4.0
Net interest income (expense) after provision for credit losses	1,043.3	871.1	311.5	(139.3)
Non-interest income	70.8	50.5	1.6	18.7
Non-interest expense	491.6	308.9	92.6	90.1
Income (loss) before income taxes	622.5	612.7	220.5	(210.7)
Income tax expense (benefit)	115.9	147.6	52.3	(84.0)
Net income (loss)	$506.6	$465.1	$168.2	$(126.7)

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2019:	(in millions)
Net interest income	$1,040.4	$837.2	$209.0	$(5.8)
Provision for credit losses	19.3	11.1	7.4	0.8
Net interest income (expense) after provision for credit losses	1,021.1	826.1	201.6	(6.6)
Non-interest income	65.1	50.4	1.4	13.3
Non-interest expense	482.0	320.6	96.7	64.7
Income (loss) before income taxes	604.2	555.9	106.3	(58.0)
Income tax expense (benefit)	105.0	134.7	24.8	(54.5)
Net income	$499.2	$421.2	$81.5	$(3.5)

25. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. For services provided at a point in time, fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of December 31, 2021 or 2020.
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
Debit and Credit Card Interchange
When a credit or debit card issued by the Company is used to purchase goods or services from a merchant, the Company earns an interchange fee. Interchange fees on credit and debit cards are included as part of Commercial banking related income in the Consolidated Income Statements. The Company considers the merchant its customer in these transactions as the Company provides the merchant with the service of providing nightly settlement services between the payment network and the merchant. This transmission of data and funds represents the Company’s performance obligation and is performed nightly. As the payment network is in direct control of setting the rates, the Company acts as an agent. Interchange fees are recorded net of expenses as the services are provided.
Success Fees
Success fees are one-time fees detailed as part of certain loan agreements and are earned upon occurrence of a triggering event and are included as part of Income from equity investments in the Consolidated Income Statements. Examples of triggering events include: a borrower obtaining its next round of funding, an acquisition, or completion of a public offering. Success fees are variable as the transaction price can vary and is contingent on the occurrence or non-occurrence of a triggering event.
Revenues within the scope of ASC 606 totaled $37.6 million, $29.9 million, and $31.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
26. SUBSEQUENT EVENTS
On January 25, 2022, the Company completed the acquisition of Digital Settlement Technologies LLC, doing business as Digital Disbursements, a digital payments platform for the class action legal industry. The acquisition of Digital Disbursements is expected to extend the Company's digital payment efforts by providing a digital payments platform for the class action market and broader legal industry.
Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of these Consolidated Financial Statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e), under the Exchange Act). As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2021 has excluded the Company's wholly-owned subsidiary, AmeriHome Mortgage Company, LLC, which was acquired on April 7, 2021. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. The scope of the Company's assessment of the design and effectiveness of AmeriHome Mortgage Company LLC's internal control over financial reporting for the year ended December 31, 2021 excluded this acquired business. AmeriHome's total assets and total revenue as of and for the year ended December 31, 2021 represented 13% and 12% of total consolidated assets and revenue, respectively. This acquired business will be included in management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2022. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Western Alliance Bancorporation
Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 of the Company and our report, dated February 25, 2022, expressed an unqualified opinion.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded AmeriHome Mortgage Company, LLC from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination on April 7, 2021. We have also excluded AmeriHome Mortgage Company, LLC from our audit of internal control over financial reporting. AmeriHome Mortgage Company, LLC is a wholly owned subsidiary whose total assets and net income represent approximately 13% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
/s/ RSM US LLP
Los Angeles, California
February 25, 2022

Item 9B.Other Information
Not applicable.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information in the Company’s Definitive Proxy Statement prepared for the 2022 Annual Meeting of Stockholders to be held on June 14, 2022, which contains information concerning this item under the captions Corporate Governance, Executive Officers, and Delinquent Section 16(a) Reports, is incorporated herein by reference.
Item 11.Executive Compensation
The information in the Company’s Definitive Proxy Statement prepared for the 2022 Annual Meeting of Stockholders to be held on June 14, 2022, which contains information concerning this item under the captions Executive Compensation - Compensation Discussion and Analysis, Compensation Tables and CEO Pay Ratio, is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Company’s Definitive Proxy Statement prepared for the 2022 Annual Meeting of Stockholders to be held on June 14, 2022, which contains information concerning this item under the caption Security Ownership of Certain Beneficial Owners, Directors and Executive Officers, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information in the Company’s Definitive Proxy Statement prepared for the 2022 Annual Meeting of Stockholders to be held on June 14, 2022, which contains information concerning this item under the caption Certain Transactions with Related Parties and Director Independence, is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information in the Company’s Definitive Proxy Statement prepared for the 2022 Annual Meeting of Stockholders to be held on June 14, 2022, which contains information concerning this item under the caption Independent Auditors - Fees and Services, is incorporated herein by reference.
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

1.2
Amendment to the Distribution Agreement, dated November 18, 2021, by and between Western Alliance Bancorporation, J.P. Morgan Securities LLC and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 of Western Alliance's Form 8-K filed with the SEC on November 19. 2021).

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

4.1 *	Description of Securities of the Registrant

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.5	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

4.6	Form of 5.25% Fixed to Floating Rate Subordinated Bank Note due June 1, 2030 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on May 22, 2020).

4.7
Subordinated Debt Indenture, dated as of June 7, 2021, by and between Western Alliance Bancorporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

4.8
First Supplemental Indenture to the Subordinated Indenture for the 3.00% Fixed to Floating Rate Subordinated Notes due 2031, dated June 7, 2021, by and between Western Alliance Bancorporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

4.9	Form of Global Note for the 3.00% Fixed to Floating Rate Subordinated Notes due 2031 (incorporated by reference to Exhibit 4.3 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

4.10
Note Purchase Agreement, dated June 28, 2021, for the Senior Unsecured Credit Linked Notes due December 30, 2024, by and among Western Alliance Bank and the purchasers listed in the Note Purchase Agreement (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 28, 2021).

4.11
Note Issuance and Administration Agreement, dated December 29, 2021, for the Senior Unsecured Credit Linked Notes due July 2059, by and between Western Alliance Bank and Computershare Trust Company, N.A. as the securities administrator (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on January 3, 2022).

4.12
Deposit Agreement (including the Form of Depositary Receipt), dated September 22, 2021, by and among Western Alliance Bancorporation, Computershare Inc. and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on September 22, 2021).

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

10.8
Severance and Change in Control Plan, as amended and restated effective as of July 28, 2021 (incorporated by reference to Exhibit 10.2 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.9
Form of Executive Participation Agreement under the Severance and Change in Control Plan (CEO) (incorporated by reference to Exhibit 10.3 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.10
Form of Executive Participation Agreement under the Severance and Change in Control Plan (non-CEO) (incorporated by reference to Exhibit 10.4 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.11
Form of Indemnification Agreement, by and between Western Alliance and each of Western Alliance's directors and executive officers (incorporated by reference to Exhibit 10.10 of Western Alliance's Form 10-K/A filed with the SEC on March 1, 2017). ±

10.12
Offer Letter, dated May 1, 2017, by and between Kenneth A. Vecchione and Western Alliance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2017). ±

10.13
Employment Letter Agreement, dated February 7, 2018, by and between Barbara J. Kennedy and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on April 30, 2019). ±

10.14
Form of Performance-Based Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

10.15
Form of Executive Restricted Stock Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

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

104*	The cover page of Western Alliance's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).

*     Filed herewith.
**    Furnished herewith.
±     Management contract or compensatory arrangement.
Certain instruments defining the rights of holders of AmeriHome's 6.5% senior notes (principal amount of $300 million) due 2028 are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
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

WESTERN ALLIANCE BANCORPORATION

February 25, 2022	By:	/s/ Kenneth A. Vecchione
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 25, 2022.

Name	Title

/s/ Kenneth A. Vecchione	President and Chief Executive Officer
Kenneth A. Vecchione	(Principal Executive Officer)

/s/ Robert Sarver	Executive Chairman
Robert Sarver

/s/ Dale Gibbons	Vice Chairman and Chief Financial Officer
Dale Gibbons	(Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ Juan Figuereo	Director
Juan Figuereo

/s/ Howard Gould	Director
Howard Gould

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Robert Latta	Director
Robert Latta

/s/ Adriane C. McFetridge	Director
Adriane C. McFetridge

/s/ Michael Patriarca	Director
Michael Patriarca

/s/ Bryan Segedi	Director
Bryan Segedi

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn