Form 10-Q
period 2022-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2022-04-29
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2022, Western Alliance Bancorporation had 108,282,445 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
Aris	Aris Mortgage Holding Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC
TERMS:
AFS	Available-for-Sale	HELOC	Home Equity Line of Credit
ALCO	Asset and Liability Management Committee	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HFS	Held for Sale
APIC	Additional paid in capital	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	HUD	U.S. Department of Housing and Urban Development
ASU	Accounting Standards Update	ICS	Insured Cash Sweep Service
Basel III	Banking Supervision's December 2010 final capital framework	IRC	Internal Revenue Code
BOD	Board of Directors	IRLC	Interest Rate Lock Commitment
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	ISDA	International Swaps and Derivatives Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LGD	Loss Given Default
CBOE	Chicago Board Options Exchange	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CECL	Current Expected Credit Losses	MBS	Mortgage-Backed Securities
CEO	Chief Executive Officer	MSA	Metropolitan Statistical Area
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Right
CFO	Chief Financial Officer	NOL	Net Operating Loss
CFPB	Consumer Financial Protection Bureau	NPV	Net Present Value
CLO	Collateralized Loan Obligation	NYSE	New York Stock Exchange
COVID-19	Coronavirus Disease 2019	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
DTA	Deferred Tax Asset	PCD	Purchased Credit Deteriorated
EAD	Exposure at Default	PD	Probability of Default
EBO	Early buyout	PPNR	Pre-Provision Net Revenue
EPS	Earnings per share	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	ROU	Right of use
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	SR	Supervision and Regulation Letters
FICO	The Financing Corporation	TDR	Troubled Debt Restructuring
FNMA	Federal National Mortgage Association	TEB	Tax Equivalent Basis
FOMC	Federal Open Market Committee	TSR	Total Shareholder Return
FRB	Federal Reserve Bank	UPB	Unpaid Principal Balance
FTC	Federal Trade Commission	USDA	United States Department of Agriculture
FVO	Fair Value Option	VA	Veterans Affairs
GAAP	U.S. Generally Accepted Accounting Principles	VIE	Variable Interest Entity
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language
GSE	Government-Sponsored Enterprise

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$266.5	$166.2
Interest-bearing deposits in other financial institutions	2,335.8	350.2
Cash, cash equivalents and restricted cash	2,602.3	516.4
Investment securities - AFS, at fair value; amortized cost of $7,165.5 at March 31, 2022 and $6,166.5 at December 31, 2021	6,852.2	6,188.8
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $3.2 and $5.2 (fair value of $1,139.9 and $1,146.4) at March 31, 2022 and December 31, 2021, respectively	1,157.8	1,101.9
Investment securities - equity	164.7	158.5
Investments in restricted stock, at cost	101.9	91.7
Loans HFS	4,761.6	5,635.1
Loans HFI, net of deferred loan fees and costs	41,119.1	39,075.4
Less: allowance for credit losses	(257.6)	(252.5)
Net loans held for investment	40,861.5	38,822.9
Mortgage servicing rights	950.3	698.0
Premises and equipment, net	196.3	181.9
Operating lease right of use asset	141.8	133.0
Bank owned life insurance	178.9	180.2
Goodwill and intangible assets, net	698.2	634.8
Deferred tax assets, net	67.6	20.9
Investments in LIHTC and renewable energy	729.9	631.3
Other assets	1,111.1	987.2
Total assets	$60,576.1	$55,982.6
Liabilities:
Deposits:
Non-interest-bearing demand	$23,520.4	$21,353.4
Interest-bearing	28,639.1	26,258.6
Total deposits	52,159.5	47,612.0
Other borrowings	833.3	1,501.9
Qualifying debt	893.3	895.8
Operating lease liability	154.9	142.8
Other liabilities	1,523.5	867.5
Total liabilities	55,564.5	51,020.0
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at March 31, 2022 and December 31, 2021)	294.5	294.5
Common stock (par value $0.0001; 200,000,000 authorized; 110,824,061 shares issued at March 31, 2022 and 108,981,341 at December 31, 2021) and additional paid in capital	2,083.7	1,966.2
Treasury stock, at cost (2,535,555 shares at March 31, 2022 and 2,350,021 shares at December 31, 2021)	(104.1)	(86.8)
Accumulated other comprehensive (loss) income	(235.1)	15.7
Retained earnings	2,972.6	2,773.0
Total stockholders’ equity	5,011.6	4,962.6
Total liabilities and stockholders’ equity	$60,576.1	$55,982.6
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$434.7	$298.4
Investment securities	46.7	32.8
Dividends and other	3.1	2.9
Total interest income	484.5	334.1
Interest expense:
Deposits	14.1	10.8
Qualifying debt	8.4	5.9
Other borrowings	12.5	0.1
Total interest expense	35.0	16.8
Net interest income	449.5	317.3
Provision for (recovery of) credit losses	9.0	(32.4)
Net interest income after provision for (recovery of) credit losses	440.5	349.7
Non-interest income:
Net loan servicing revenue	41.1	—
Net gain on loan origination and sale activities	36.9	—
Service charges and fees	7.0	6.7
Gain on sales of investment securities	6.9	0.1
Commercial banking related income	5.1	3.4
Income from equity investments	4.1	7.6
Gain on recovery from credit guarantees	2.3	—
Fair value loss on assets measured at fair value, net	(6.6)	(1.5)
Other income	9.5	3.4
Total non-interest income	106.3	19.7
Non-interest expense:
Salaries and employee benefits	138.3	83.7
Legal, professional, and directors' fees	24.0	10.1
Data processing	17.6	9.9
Occupancy	12.8	8.6
Loan servicing expenses	10.8	—
Deposit costs	9.3	6.3
Insurance	7.2	4.2
Loan acquisition and origination expenses	6.5	—
Business development and marketing	4.4	1.4
Net loss (gain) on sales and valuations of repossessed and other assets	0.1	(0.3)
Acquisition and restructure expenses	0.4	0.4
Other expense	17.2	10.7
Total non-interest expense	248.6	135.0
Income before provision for income taxes	298.2	234.4
Income tax expense	58.1	41.9
Net income	240.1	192.5
Dividends on preferred stock	3.2	—
Net income available to common stockholders	$236.9	$192.5

Earnings per share:
Basic	$2.23	$1.91
Diluted	2.22	1.90
Weighted average number of common shares outstanding:
Basic	106.0	100.8
Diluted	106.6	101.4
Dividends declared per common share	$0.35	$0.25
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income	$240.1	$192.5
Other comprehensive income (loss), net:
Unrealized loss on AFS securities, net of tax effect of $80.8 and $23.5, respectively	(247.9)	(72.0)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(0.7) and $0.1, respectively	2.2	(0.3)
Realized gain on sale of AFS securities included in income, net of tax effect of $1.8 and approximately $0.0, respectively	(5.1)	(0.1)
Net other comprehensive loss	(250.8)	(72.4)
Comprehensive (loss) income	$(10.7)	$120.1
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2020	—	$—	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	—	—	192.5	192.5
Restricted stock, performance stock units, and other grants, net	—	—	0.5	—	8.1	—	—	—	8.1
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(12.9)	—	—	(12.9)
Common stock issuance, net	—	—	2.3	—	209.2	—	—	—	209.2
Dividends paid to common stockholders	—	—	—	—	—	—	—	(25.3)	(25.3)
Other comprehensive loss, net	—	—	—	—	—	—	(72.4)	—	(72.4)
Balance, March 31, 2021	—	$—	103.4	$—	$1,608.2	$(84.0)	$19.9	$2,168.6	$3,712.7

Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	240.1	240.1
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	9.8	—	—	—	9.8
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(17.3)	—	—	(17.3)
Common stock issuance, net	—	—	1.3	—	107.7	—	—	—	107.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(37.3)	(37.3)
Other comprehensive loss, net	—	—	—	—	—	—	(250.8)	—	(250.8)
Balance, March 31, 2022	12.0	$294.5	108.3	$—	$2,083.7	$(104.1)	$(235.1)	$2,972.6	$5,011.6
(1)Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$240.1	$192.5
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (recovery of) credit losses	9.0	(32.4)
Depreciation and amortization	11.1	6.0
Stock-based compensation	9.8	8.0
Deferred income taxes	35.1	5.1
Amortization of net premiums for investment securities	6.9	10.7
Amortization of tax credit investments	13.4	15.5
Amortization of operating lease right of use asset	5.4	3.0
Amortization of net deferred loan fees and net purchase premiums	(12.5)	(19.2)
Purchases and originations of loans HFS	(13,060.0)	—
Proceeds from sales and payments on loans held for sale	13,663.0	—
Mortgage servicing rights capitalized upon sale of mortgage loans	(204.1)	—
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(55.4)	—
Other	0.5	0.8
Changes in other assets and liabilities, net	(39.4)	(89.9)
Net cash provided by operating activities	$622.9	$100.1
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(830.6)	$(2,748.5)
Principal pay downs and maturities	257.1	493.6
Proceeds from sales	114.2	—
Investment securities - HTM
Purchases	(60.5)	(131.6)
Principal pay downs and maturities	6.7	0.7
Equity securities carried at fair value
Purchases	(4.7)	(28.3)
Redemptions	0.1	0.4
Proceeds from sales	—	0.6
Proceeds from sale of mortgage servicing rights and related holdbacks, net	24.1	—
Purchase of other investments	(66.1)	(24.3)
Net increase in loans HFI	(1,961.7)	(1,611.1)
Purchase of premises, equipment, and other assets, net	(26.2)	(10.4)
Cash consideration paid for acquisitions, net of cash acquired	(50.0)	—
Net cash used in investing activities	$(2,597.6)	$(4,058.9)
Cash flows from financing activities:
Net increase in deposits	$4,547.5	$6,462.6
Payments on long-term debt	(9.5)	—
Net decrease in short-term borrowings	(514.5)	(0.1)
Cash paid for tax withholding on vested restricted stock and other	(17.3)	(12.8)
Cash dividends paid on common stock and preferred stock	(40.5)	(25.3)
Proceeds from issuance of common stock in offerings, net	94.9	209.2
Net cash provided by financing activities	$4,060.6	$6,633.6
Net increase in cash, cash equivalents, and restricted cash	2,085.9	2,674.8
Cash, cash equivalents, and restricted cash at beginning of period	516.4	2,671.7
Cash, cash equivalents, and restricted cash at end of period	$2,602.3	$5,346.5

	Three Months Ended March 31,
	2022	2021
	(in millions)
Supplemental disclosure:
Cash paid during the period for:
Interest	$25.9	$15.0
Income taxes, net	24.2	30.8
Non-cash operating, investing, and financing activity:
Net increase in unfunded commitments and obligations	$157.4	$102.8
Net increase in unsettled loans HFI and investment securities purchased	569.1	168.5
Transfers of securitized LHFS to AFS securities	40.4	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit, and treasury management capabilities, including blockchain-based offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services, including mortgage banking services through AmeriHome, and has added to its capabilities with the acquisition of DST on January 25, 2022, which provides digital payment services for the class action legal industry. In addition, the Company has two non-bank subsidiaries, which are LVSP, which held and managed certain OREO properties, and CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
Recent accounting pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued guidance within ASU 2022-02, Financial Instruments—Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance and related disclosures for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.
The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The adoption of this accounting guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
Recently adopted accounting guidance
Reference Rate Reform
In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR. Since the issuance of this guidance, the publication cessation of U.S. dollar LIBOR has been extended to June 30, 2023. The amendments in this update provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform.
The following optional expedients for applying the requirements of certain ASC Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) modifications of contracts within the scope of ASC Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) modifications of contracts within the scope of ASC Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under this ASC Topic for modifications not accounted for as separate contracts; 3) modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic ASC 815-15, Derivatives and Hedging- Embedded Derivatives; and 4) for other ASC Topics or Industry Subtopics in the Codification, the amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.
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
Due to the prospective nature of the revised guidance, the adoption of this accounting guidance did not have a material impact on the Company's Consolidated Financial Statements.
Convertible Debt and Derivatives and Hedging
In August 2020, the FASB issued guidance within ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. This update simplifies the convertible accounting framework through elimination of the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The Company adopted the amendments within ASU 2020-06 using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
Principles of consolidation
As of March 31, 2022, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant wholly-owned subsidiaries: 1) WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 2) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 3) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; 4) BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and 5) Western Finance Company, which purchases and originates equipment finance leases and provides mortgage banking services through its wholly-owned subsidiary, AmeriHome Mortgage.
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

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2022 and 2021 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Restricted stock
WAB is a member of the Federal Reserve System and, as part of its membership, is required to maintain stock in the FRB in a specified ratio to its capital. In addition, WAB is a member of the FHLB system and, accordingly, maintains an investment in the capital stock of the FHLB based on the borrowing capacity used. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities. These investments are carried at cost, which is equal to the value at which they may be redeemed. Dividend income received from the stock is reported in interest income. The Company conducts a periodic review and evaluation of its restricted stock to determine if any impairment exists. No impairment has been recorded to date.

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
The Company recognizes a transfer of loans as a sale when it surrenders control over the transferred loans. Control is considered to be surrendered when the transferred loans have been legally isolated from the Company, the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and the Company does not maintain effective control over the transferred loans through either an agreement that entitles or obligates the Company to repurchase or redeem the loans before their maturity or the ability to unilaterally cause the holder to return loans. If the transfer of loans qualifies as a sale, the Company derecognizes such loans. If the transfer of loans does not qualify as a sale, the proceeds from the transfer are accounted for as secured borrowings.
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
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, extended these provisions through January 1, 2022, which have now expired. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company has been applying this guidance to qualifying loan modifications.
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
Equity fund resources
The equity fund resources portfolio segment is comprised of commercial loans to private equity and venture capital funds. The primary source of repayment of these loans is typically uncalled capital commitments from institutional investors and high net worth individuals. The Company uses a non-modeled approach to estimate expected credit losses for this portfolio segment, leveraging loan grade information.
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

Other commercial real estate, non-owner occupied
The other commercial real estate, non-owner occupied segment is comprised of loans that are collateralized by real estate, where the owner is not the primary tenant but are not originated within the Company's specialty business lines. The model used to estimate expected credit losses for this loan segment is the same as the model used for the hotel franchise finance portfolio segment.
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
Probability of default for HELOCs is derived from an internally-developed model that projects PD by incorporating loan level information such as delinquency status, loan term, and FICO score and macroeconomic conditions such as property appreciation. LGD for this loan segment is driven by property appreciation and lien position. Exposure at default for HELOCs is calculated based on utilization rate assumptions using a non-modeled approach and also incorporates management judgment.
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
Other
The other portfolio consists of loans not already captured in one of the aforementioned loan portfolio segments, which include, but may not be limited to, overdraft lines for treasury services, credit cards, consumer loans not collateralized by real estate, and small business loans collateralized by residential real estate. The consumer and small business loans are supported by the capacity of the borrower and the valuation of any collateral. General economic factors such as unemployment will have an effect on these loans. The Company uses a non-modeled approach to estimate expected credit losses, leveraging average historical default rates. LGD for this loan segment is driven by unemployment levels and lien position. The prepayment rate assumption for EAD is driven by the BBB corporate spread for fixed rate loans and unemployment levels for variable rate loans.
Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is classified in Other liabilities on the Consolidated Balance Sheet. The allowance for credit losses on off-balance sheet credit exposures is adjusted through increases or decreases to the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for the Company's other loan portfolio segments described in the Allowance for credit losses on HFI loans section within this note as these unfunded commitments share similar risk characteristics with these loan portfolio segments. The Company does not record a credit loss estimate for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

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
The Company’s intangible assets consist of correspondent relationships, operating licenses, tradenames, core deposit intangibles, customer relationships, and developed technology assets that are being amortized over periods of five to 40 years, with the exception of the Bridge Bank tradename which has an indefinite life. See "Note 2. Mergers, Acquisitions and

Dispositions" of these Notes to Unaudited Consolidated Financial Statements for discussion of the intangible assets acquired as part of the AmeriHome and Digital Disbursements acquisitions.
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the three months ended March 31, 2022 or 2021.
Stock compensation plans
The Company has an incentive plan that gives the BOD the authority to grant stock awards, consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Compensation expense on non-vested restricted stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Forfeitures are estimated at the time of the award grant and revised in subsequent periods if actual forfeitures differ from those estimates. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
The Company's performance stock units have a cumulative EPS target and a TSR performance measure component. The TSR component is a market-based performance condition that is separately valued as of the date of the grant. A Monte Carlo valuation model is used to determine the fair value of the TSR performance metric, which simulates potential TSR outcomes over the performance period and determines the payouts that would occur in each scenario. The resulting fair value of the TSR component is based on the average of these results. Compensation expense related to the TSR component is based on the fair value determination on the date of the grant and is not subsequently revised based on actual performance. Compensation expense related to the EPS component for these awards is based on the fair value (market price of the Company's stock on the date of the grant) of the award. Compensation expense related to both the TSR and EPS components is recognized ratably over the service period of the award.
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

Sales of common stock under ATM program
The Company has a distribution agency agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., under which the Company may sell up to 6,132,670 shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock is sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Any sales under the ATM program are made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). See "Note 9. Stockholders' Equity" of these Notes to Unaudited Consolidated Financial Statements for further discussion of this program.
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
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. With the acquisition of AmeriHome, the Company's economic hedging volume has substantially increased. The Company enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated rather than purchased, and intended for HFI classification. As of March 31, 2022, all IRLCs qualify as derivative instruments. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments and interest rate futures. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement, and also sets forth disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income, and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability and are developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2022 and December 31, 2021. The estimated fair value amounts for March 31, 2022 and December 31, 2021 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Restricted stock
Restricted stock consists of investments in the capital stock of the FRB and the FHLB. As no ready market exists for them, and they have no quoted market value, the fair values of these investments have been categorized as Level 2 in the fair value hierarchy.
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
Non-interest income
Non-interest income includes revenue associated with mortgage banking and commercial banking activities, investment securities, equity investments, and bank owned life insurance. These non-interest income streams are primarily generated by different types of financial instruments, held by the Company for which there is specific accounting guidance and therefore, are not within the scope of ASC 606, Revenue from Contracts with Customers.
Non-interest income amounts within the scope of ASC 606 include service charges and fees, success fees related to equity investments, debit and credit card interchange fees, and legal settlement services fees. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided. Success fees are one-time fees detailed as part of certain loan agreements and are earned immediately upon occurrence of a triggering event. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. The Company generally receives payment for its services during the period or at the time services are provided and, therefore, does not have material contract asset or liability balances at period end. Legal settlement service fees relate to payment services provided for the distribution of funds from legal settlements and are recognized upon transfer of funds to a claimant. See "Note 17. Revenue from Contracts with Customers" of these Notes to Unaudited Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of this standard.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of Digital Disbursements
On January 25, 2022, the Company completed its acquisition of Digital Settlement Technologies LLC, doing business as Digital Disbursements, a digital payments platform for the class action legal industry. The acquisition of DST is expected to extend the Company's digital payment efforts by providing a digital payments platform for the class action market and broader legal industry.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. During the measurement period (not to exceed one year from the acquisition date), the fair values of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. As the Company is still in the process of reviewing the fair value methodology and assumptions used in the valuation of identifiable intangible assets, the fair values of these intangible assets are considered provisional. The Company is also assessing the value of any associated DTAs, which are also provisional.
Total consideration of $67.8 million, comprised of cash paid at closing of $50.6 million and contingent consideration with an estimated fair value of $17.2 million, was exchanged for all of the issued and outstanding membership interests of DST. The terms of the acquisition include a contingent consideration arrangement that is based on performance for the three year period subsequent to the acquisition. There is no required minimum payment amount or maximum payment amount specified under the terms of the contingent consideration agreement. The fair value of the contingent consideration recognized on the acquisition date was estimated using a discounted cash flow approach, and is considered provisional, as the Company is still in the process of reviewing the fair value methodology and assumptions associated with the contingent consideration.
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. Acquisition and restructure expenses related to the DST acquisition of $0.4 million for the three months ended March 31, 2022 were included as a component of non-interest expense in the Consolidated Income Statement, all of which are acquisition related costs as defined by ASC 805.
The fair value amounts of identifiable assets acquired and liabilities assumed as part of the DST acquisition are as follows:

January 25, 2022
(in millions)
Assets acquired:
Cash and cash equivalents	$0.6
Identified intangible assets	27.5
Other assets	0.1
Total assets	$28.2
Liabilities assumed:
Other liabilities	$0.4
Total liabilities	0.4
Net assets acquired	$27.8
Consideration paid
Cash	$50.6
Contingent consideration	17.2
Total consideration	$67.8
Goodwill	$40.0

In connection with the acquisition, the Company acquired identifiable intangible assets totaling $27.5 million, as detailed in the table below:

	Acquisition Date Fair Value	Estimated Useful Life
	(in millions)	(in years)
Customer relationships	$20.9	7
Developed technology	6.2	5
Trade name	0.4	10
Total	$27.5
Goodwill in the amount of $40.0 million was recognized and is expected to be fully deductible for tax purposes. Goodwill was allocated entirely to the Consumer Related segment and represents the strategic, operational, and financial benefits expected from the acquisition, including expansion of the Company's settlement services offerings, diversification of its revenue sources, and post-acquisition synergies from integrating Digital Disbursements, as well as the value of the acquired workforce.
Acquisition of AmeriHome
On April 7, 2021, the Company completed its acquisition of Aris, the parent company of AmeriHome, and certain other parties, pursuant to which Aris merged with and into an indirect subsidiary of WAB. As a result of the merger, AmeriHome is a wholly-owned indirect subsidiary of the Company and continues to operate as AmeriHome Mortgage, a Western Alliance Bank company. AmeriHome is a leading national business-to-business mortgage acquirer and servicer. The acquisition of AmeriHome complements the Company’s national commercial businesses with a mortgage franchise that allows the Company to expand mortgage-related offerings to existing clients and diversifies the Company’s revenue profile by expanding sources of non-interest income.
Total cash consideration of $1.2 billion was paid in exchange for all of the issued and outstanding membership interests of Aris. AmeriHome's results of operations have been included in the Company's results beginning April 7, 2021 and are reported as part of the Consumer Related segment. There were no acquisition and restructure expenses related to the AmeriHome acquisition that were recognized during the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company recognized $0.4 million in acquisition/restructure expenses related to the AmeriHome acquisition.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. During the three months ended March 31, 2022, the Company adjusted its initial provisional estimates based on new information regarding facts and circumstances that existed as of the acquisition date, resulting in a decrease of $1.6 million in other liabilities. This measurement period adjustment did not have a significant impact on the Company's Consolidated Income Statement. As of March 31, 2022, the fair value of all acquired assets and assumed liabilities are considered final.

The fair value amounts of identifiable assets acquired and liabilities assumed as part of the AmeriHome acquisition are as follows:

April 7, 2021
(in millions)
Assets acquired:
Cash and cash equivalents	$207.2
Loans held for sale	3,552.9
Mortgage servicing rights	1,347.0
Premises and equipment, net	11.3
Operating right of use asset	18.9
Identified intangible assets	141.0
Loans eligible for repurchase	2,744.7
Deferred tax asset	6.6
Other assets	236.0
Total assets	$8,265.6
Liabilities assumed:
Other borrowings	$3,633.9
Operating lease liability	18.9
Liability for loans eligible for repurchase	2,744.7
Other liabilities	149.5
Total liabilities	6,547.0
Net assets acquired	$1,718.6
Consideration paid
Cash	$1,231.6
Elimination of pre-existing debt	686.8
Total consideration	$1,918.4
Goodwill	$199.8
In connection with the acquisition, the Company acquired identifiable intangible assets totaling $141.0 million, as detailed in the table below:

	Acquisition Date Fair Value	Estimated Useful Life
	(in millions)	(in years)
Correspondent customer relationships	$76.0	20
Operating licenses	55.5	40
Trade name	9.5	20
Total	$141.0
Goodwill in the amount of $199.8 million was recognized and allocated entirely to the Consumer Related segment. Goodwill represents the strategic, operational, and financial benefits expected from the acquisition, including expansion of the Company's mortgage offerings, diversification of its revenue sources, and post-acquisition synergies from integrating AmeriHome’s operating platform, as well as the value of the acquired workforce. Approximately $185.0 million of goodwill is expected to be deductible for tax purposes.
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

Three Months Ended March 31, 2021
(in millions)
Interest income	$353.3
Non-interest income	89.6
Net income	180.2

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$211.1	$—	$(18.9)	$192.2
Tax-exempt	949.9	18.2	(20.4)	947.7
Total HTM securities	$1,161.0	$18.2	$(39.3)	$1,139.9

Available-for-sale debt securities
CLO	$2,061.3	$1.2	$(7.2)	$2,055.3
Commercial MBS issued by GSEs	64.9	0.1	(2.8)	62.2
Corporate debt securities	424.6	1.7	(11.0)	415.3
Private label residential MBS	1,444.0	0.3	(101.1)	1,343.2
Residential MBS issued by GSEs	2,073.8	0.2	(169.0)	1,905.0
Tax-exempt	1,021.7	8.6	(37.4)	992.9
Other	75.2	9.2	(6.1)	78.3
Total AFS debt securities	$7,165.5	$21.3	$(334.6)	$6,852.2

Equity securities
CRA investments	$54.1	$—	$(1.8)	$52.3
Preferred stock	111.0	4.9	(3.5)	112.4
Total equity securities	$165.1	$4.9	$(5.3)	$164.7

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$216.9	$—	$(1.6)	$215.3
Tax-exempt	890.2	43.2	(2.3)	931.1
Total HTM securities	$1,107.1	$43.2	$(3.9)	$1,146.4

Available-for-sale debt securities
CLO	$926.0	$0.5	$(0.3)	$926.2
Commercial MBS issued by GSEs	68.2	0.9	(0.6)	68.5
Corporate debt securities	382.7	9.2	(9.0)	382.9
Private label residential MBS	1,528.7	3.5	(24.2)	1,508.0
Residential MBS issued by GSEs	2,027.5	7.3	(41.4)	1,993.4
Tax-exempt	1,145.1	71.2	(1.2)	1,215.1
U.S. treasury securities	13.0	—	—	13.0
Other	75.3	11.0	(4.6)	81.7
Total AFS debt securities	$6,166.5	$103.6	$(81.3)	$6,188.8

Equity securities
CRA investments	$45.1	$—	$(0.5)	$44.6
Preferred stock	107.1	7.7	(0.9)	113.9
Total equity securities	$152.2	$7.7	$(1.4)	$158.5
Securities with carrying amounts of approximately $1.9 billion and $2.2 billion at March 31, 2022 and December 31, 2021, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's debt securities in an unrealized loss position at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$6.8	$1,101.8	$0.4	$63.2	$7.2	$1,165.0
Commercial MBS issued by GSEs	1.2	28.6	1.6	17.1	2.8	45.7
Corporate debt securities	11.0	346.3	—	—	11.0	346.3
Private label residential MBS	68.0	1,015.1	33.1	300.1	101.1	1,315.2
Residential MBS issued by GSEs	77.5	1,148.0	91.5	726.8	169.0	1,874.8
Tax-exempt	37.4	677.2	—	—	37.4	677.2
Other	1.6	15.4	4.5	27.5	6.1	42.9
Total AFS securities	$203.5	$4,332.4	$131.1	$1,134.7	$334.6	$5,467.1

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$0.3	$170.7	$—	$—	$0.3	$170.7
Commercial MBS issued by GSEs	0.6	19.5	—	—	0.6	19.5
Corporate debt securities	9.0	107.0	—	—	9.0	107.0
Private label residential MBS	24.2	1,250.0	—	—	24.2	1,250.0
Residential MBS issued by GSEs	32.6	1,355.7	8.8	142.1	41.4	1,497.8
Tax-exempt	1.2	141.4	—	—	1.2	141.4
Other	—	2.0	4.6	27.4	4.6	29.4
Total AFS securities	$67.9	$3,046.3	$13.4	$169.5	$81.3	$3,215.8
The total number of AFS debt securities in an unrealized loss position at March 31, 2022 is 575, compared to 179 at December 31, 2021.
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
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three months ended March 31, 2022 and 2021. In addition, as of March 31, 2022 and December 31, 2021, no allowance for credit losses on the Company's AFS securities has been recognized.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities:

	Three Months Ended March 31, 2022
	Balance, December 31, 2021	Recovery of Credit Losses	Write-offs	Recoveries	Balance, March 31, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$(2.0)	$—	$—	$3.2

	Three Months Ended March 31, 2021:
	Balance, December 31, 2020	Provision for Credit Losses	Write-offs	Recoveries	Balance March 31, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.8	$2.4	$—	$—	$9.2
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $3.3 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2022 and December 31, 2021, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	March 31, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$211.1	$211.1
Tax-exempt	—	—	—	—	—	—	949.9	949.9
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,161.0	$1,161.0

Available-for-sale debt securities
CLO	$123.5	$—	$1,676.1	$255.7	$—	$—	$—	$2,055.3
Commercial MBS issued by GSEs	—	62.2	—	—	—	—	—	62.2
Corporate debt securities	—	—	—	48.0	367.3	—	—	415.3
Private label residential MBS	1,261.3	—	81.0	—	0.8	—	0.1	1,343.2
Residential MBS issued by GSEs	—	1,905.0	—	—	—	—	—	1,905.0
Tax-exempt	17.7	16.6	443.3	482.3	—	—	33.0	992.9
Other	—	—	10.8	9.8	30.1	8.5	19.1	78.3
Total AFS securities (1)	$1,402.5	$1,983.8	$2,211.2	$795.8	$398.2	$8.5	$52.2	$6,852.2

Equity securities
CRA investments	$—	$26.2	$—	$—	$—	$—	$26.1	$52.3
Preferred stock	—	—	—	—	78.0	19.2	15.2	112.4
Total equity securities (1)	$—	$26.2	$—	$—	$78.0	$19.2	$41.3	$164.7
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$216.9	$216.9
Tax-exempt	—	—	—	—	—	—	890.2	890.2
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,107.1	$1,107.1

Available-for-sale debt securities
CLO	$45.0	$—	$635.6	$245.6	$—	$—	$—	$926.2
Commercial MBS issued by GSEs	—	68.5	—	—	—	—	—	68.5
Corporate debt securities	—	—	—	45.3	318.7	18.9	—	382.9
Private label residential MBS	1,419.6	—	87.4	—	0.9	—	0.1	1,508.0
Residential MBS issued by GSEs	—	1,993.4	—	—	—	—	—	1,993.4
Tax-exempt	43.2	40.4	469.1	628.9	—	—	33.5	1,215.1
U.S. treasury securities	—	13.0	—	—	—	—	—	13.0
Other	—	—	12.1	10.0	30.2	9.6	19.8	81.7
Total AFS securities (1)	$1,507.8	$2,115.3	$1,204.2	$929.8	$349.8	$28.5	$53.4	$6,188.8

Equity securities
CRA investments	$—	$27.3	$—	$—	$—	$—	$17.3	$44.6
Preferred stock	—	—	—	—	79.3	20.2	14.4	113.9
Total equity securities (1)	$—	$27.3	$—	$—	$79.3	$20.2	$31.7	$158.5
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2022 the Company does not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities as of March 31, 2022, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2022
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$41.6	$41.7
After one year through five years	18.2	18.0
After five years through ten years	7.2	7.5
After ten years	882.9	880.5
Mortgage-backed securities	211.1	192.2
Total HTM securities	$1,161.0	$1,139.9

Available-for-sale
Due in one year or less	$1.5	$1.5
After one year through five years	120.6	117.9
After five years through ten years	1,055.7	1,046.1
After ten years	2,405.0	2,376.3
Mortgage-backed securities	3,582.7	3,310.4
Total AFS securities	$7,165.5	$6,852.2
During the three months ended March 31, 2022, the Company sold certain AFS securities as part of the Company's interest rate management actions to secure gains on securities, primarily tax-exempt municipal securities that were purchased at a discount at the onset of the COVID-19 pandemic. These securities had a carrying value of $107.3 million and a gain of $6.9 million was recognized on the sale of these securities. The Company did not have significant sales of investments securities during the three months ended March 31, 2021.

4. LOANS HELD FOR SALE
The Company began acquiring loans held for sale through the AmeriHome acquisition and as part of its ongoing mortgage banking business, the Company continues to purchase residential mortgage loans for sale or securitization. The following is a summary of loans HFS by type:

	March 31, 2022	December 31, 2021
	(in millions)
Government-insured or guaranteed:
EBO (1)	$1,805.6	$1,692.8
Non-EBO	1,465.2	1,396.6
Total government-insured or guaranteed	3,270.8	3,089.4
Agency-conforming	1,483.6	2,482.9
Non-agency	7.2	62.8
Total loans HFS	$4,761.6	$5,635.1
(1)    EBO loans are delinquent loans repurchased under the terms of the Ginnie Mae MBS program that can be repooled or resold when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
As of March 31, 2022 and December 31, 2021, there were no loans HFS that were pledged to secure warehouse borrowings.
The following is a summary of the net gain on loan purchase, origination, and sale activities:

Three Months Ended March 31, 2022
(in millions)
Mortgage servicing rights capitalized upon sale of loans	$204.1
Net proceeds from sale of loans (1)	(336.9)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.8
Change in fair value of loans held for sale	(66.2)
Change in fair value of derivatives related to loans HFS:
Unrealized gain on derivatives	81.2
Realized gain on derivatives	135.6
Total change in fair value of derivatives	216.8
Net gain on loans held for sale	$18.6
Loan acquisition and origination fees	18.3
Net gain on loan origination and sale activities	$36.9
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Warehouse lending	$4,530.2	$5,155.9
Municipal & nonprofit	1,497.0	1,579.2
Tech & innovation	1,538.5	1,417.8
Equity fund resources	3,688.5	3,829.8
Other commercial and industrial	6,752.5	6,465.7
CRE - owner occupied	1,635.7	1,723.7
Hotel franchise finance	2,694.7	2,534.0
Other CRE - non-owner occupied	4,115.1	3,951.8
Residential	11,234.9	9,242.8
Construction and land development	3,264.4	3,005.8
Other	167.6	168.9
Total loans HFI	41,119.1	39,075.4
Allowance for credit losses	(257.6)	(252.5)
Total loans HFI, net of allowance	$40,861.5	$38,822.9
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $92.5 million and $85.7 million reduced the carrying value of loans as of March 31, 2022 and December 31, 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $205.8 million and $184.8 million increased the carrying value of loans as of March 31, 2022 and December 31, 2021, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	March 31, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Tech & innovation	$—	$18.1	$18.1	$—
Other commercial and industrial	10.4	2.0	12.4	—
CRE - owner occupied	8.3	2.2	10.5	—
Hotel franchise finance	—	10.2	10.2	—
Other CRE - non-owner occupied	12.5	1.2	13.7	—
Residential	—	22.6	22.6	—
Construction and land development	3.3	—	3.3	—
Other	0.2	—	0.2	—
Total	$34.7	$56.3	$91.0	$—

	December 31, 2021
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Tech & innovation	$2.1	$11.2	$13.3	$—
Equity fund resources	—	0.6	0.6	—
Other commercial and industrial	12.7	3.4	16.1	—
CRE - owner occupied	11.6	1.4	13.0	—
Other CRE - non-owner occupied	11.3	1.8	13.1	—
Residential	—	15.1	15.1	—
Construction and land development	1.0	—	1.0	—
Other	0.2	0.2	0.4	—
Total	$38.9	$33.7	$72.6	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $1.1 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	March 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,530.2	$—	$—	$—	$—	$4,530.2
Municipal & nonprofit	1,497.0	—	—	—	—	1,497.0
Tech & innovation	1,538.5	—	—	—	—	1,538.5
Equity fund resources	3,688.5	—	—	—	—	3,688.5
Other commercial and industrial	6,742.5	9.8	0.2	—	10.0	6,752.5
CRE - owner occupied	1,635.7	—	—	—	—	1,635.7
Hotel franchise finance	2,694.7	—	—	—	—	2,694.7
Other CRE - non-owner occupied	4,109.9	5.2	—	—	5.2	4,115.1
Residential	11,194.7	31.6	8.6	—	40.2	11,234.9
Construction and land development	3,262.4	2.0	—	—	2.0	3,264.4
Other	167.4	0.2	—	—	0.2	167.6
Total loans	$41,061.5	$48.8	$8.8	$—	$57.6	$41,119.1

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,155.9	$—	$—	$—	$—	$5,155.9
Municipal & nonprofit	1,579.2	—	—	—	—	1,579.2
Tech & innovation	1,417.8	—	—	—	—	1,417.8
Equity fund resources	3,829.8	—	—	—	—	3,829.8
Other commercial and industrial	6,465.7	—	—	—	—	6,465.7
CRE - owner occupied	1,723.7	—	—	—	—	1,723.7
Hotel franchise finance	2,534.0	—	—	—	—	2,534.0
Other CRE - non-owner occupied	3,951.8	—	—	—	—	3,951.8
Residential	9,190.4	50.7	1.7	—	52.4	9,242.8
Construction and land development	3,005.8	—	—	—	—	3,005.8
Other	168.8	0.1	—	—	0.1	168.9
Total loans	$39,022.9	$50.8	$1.7	$—	$52.5	$39,075.4

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$—	$223.6	$31.4	$—	$—	$—	$4,275.2	$4,530.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$223.6	$31.4	$—	$—	$—	$4,275.2	$4,530.2

Municipal & nonprofit
Pass	$5.0	$141.0	$194.1	$74.4	$50.1	$1,022.8	$3.6	$1,491.0
Special mention	—	—	—	6.0	—	—	—	6.0
Classified	—	—	—	—	—	—	—	—
Total	$5.0	$141.0	$194.1	$80.4	$50.1	$1,022.8	$3.6	$1,497.0

Tech & innovation
Pass	$122.9	$752.4	$118.8	$92.7	$5.6	$0.6	$383.6	$1,476.6
Special mention	7.0	8.4	3.5	1.5	—	—	14.4	34.8
Classified	—	2.5	15.7	5.4	—	—	3.5	27.1
Total	$129.9	$763.3	$138.0	$99.6	$5.6	$0.6	$401.5	$1,538.5

Equity fund resources
Pass	$—	$13.6	$—	$—	$0.3	$1.9	$3,672.7	$3,688.5
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$13.6	$—	$—	$0.3	$1.9	$3,672.7	$3,688.5

Other commercial and industrial
Pass	$826.1	$2,400.9	$306.4	$334.6	$198.5	$170.2	$2,408.2	$6,644.9
Special mention	3.3	5.8	19.1	20.2	17.4	—	12.6	78.4
Classified	0.3	0.8	13.2	7.0	1.6	1.4	4.9	29.2
Total	$829.7	$2,407.5	$338.7	$361.8	$217.5	$171.6	$2,425.7	$6,752.5

CRE - owner occupied
Pass	$56.4	$377.4	$195.8	$190.1	$190.5	$539.8	$55.7	$1,605.7
Special mention	0.4	—	—	0.2	—	—	—	0.6
Classified	7.6	2.2	2.6	—	5.5	11.5	—	29.4
Total	$64.4	$379.6	$198.4	$190.3	$196.0	$551.3	$55.7	$1,635.7

Hotel franchise finance
Pass	$238.3	$697.0	$144.7	$584.8	$352.0	$197.6	$123.0	$2,337.4
Special mention	—	—	41.8	132.1	—	—	—	173.9
Classified	8.6	20.3	—	98.9	45.4	10.2	—	183.4
Total	$246.9	$717.3	$186.5	$815.8	$397.4	$207.8	$123.0	$2,694.7

Other CRE - non-owner occupied
Pass	$445.2	$1,324.8	$720.5	$592.0	$215.1	$421.6	$313.8	$4,033.0
Special mention	—	19.7	—	21.6	—	5.7	—	47.0
Classified	—	—	10.8	4.1	4.3	15.9	—	35.1
Total	$445.2	$1,344.5	$731.3	$617.7	$219.4	$443.2	$313.8	$4,115.1

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Residential
Pass	$1,127.6	$8,469.1	$957.4	$351.8	$171.4	$101.1	$33.9	$11,212.3
Special mention	—	—	—	—	—	—	—	—
Classified	—	15.1	0.6	3.8	0.5	2.6	—	22.6
Total	$1,127.6	$8,484.2	$958.0	$355.6	$171.9	$103.7	$33.9	$11,234.9

Construction and land development
Pass	$297.7	$1,065.0	$622.9	$245.1	$73.5	$3.2	$931.5	$3,238.9
Special mention	—	—	9.0	—	—	—	—	9.0
Classified	—	1.0	12.6	0.6	—	—	2.3	16.5
Total	$297.7	$1,066.0	$644.5	$245.7	$73.5	$3.2	$933.8	$3,264.4

Other
Pass	$1.9	$15.5	$8.3	$3.6	$4.1	$83.6	$49.9	$166.9
Special mention	—	—	—	—	—	0.2	—	0.2
Classified	—	—	—	0.1	0.1	0.3	—	0.5
Total	$1.9	$15.5	$8.3	$3.7	$4.2	$84.1	$49.9	$167.6

Total by Risk Category
Pass	$3,121.1	$15,480.3	$3,300.3	$2,469.1	$1,261.1	$2,542.4	$12,251.1	$40,425.4
Special mention	10.7	33.9	73.4	181.6	17.4	5.9	27.0	349.9
Classified	16.5	41.9	55.5	119.9	57.4	41.9	10.7	343.8
Total	$3,148.3	$15,556.1	$3,429.2	$2,770.6	$1,335.9	$2,590.2	$12,288.8	$41,119.1

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$242.6	$12.5	$—	$—	$—	$—	$4,900.8	$5,155.9
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$242.6	$12.5	$—	$—	$—	$—	$4,900.8	$5,155.9

Municipal & nonprofit
Pass	$129.5	$195.0	$101.2	$52.9	$219.3	$877.8	$3.5	$1,579.2
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$129.5	$195.0	$101.2	$52.9	$219.3	$877.8	$3.5	$1,579.2

Tech & innovation
Pass	$762.6	$157.1	$101.1	$6.1	$—	$0.6	$334.4	$1,361.9
Special mention	26.0	4.7	—	—	—	—	8.1	38.8
Classified	3.0	5.2	7.5	—	—	—	1.4	17.1
Total	$791.6	$167.0	$108.6	$6.1	$—	$0.6	$343.9	$1,417.8

Equity fund resources
Pass	$9.0	$1.7	$—	$0.3	$2.2	$0.2	$3,816.4	$3,829.8
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$9.0	$1.7	$—	$0.3	$2.2	$0.2	$3,816.4	$3,829.8

Other commercial and industrial
Pass	$2,910.8	$360.0	$387.1	$210.3	$80.2	$97.8	$2,306.0	$6,352.2
Special mention	5.4	26.7	22.0	17.6	0.1	—	15.0	86.8
Classified	—	10.1	5.6	2.2	1.4	0.2	7.2	26.7
Total	$2,916.2	$396.8	$414.7	$230.1	$81.7	$98.0	$2,328.2	$6,465.7

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
CRE - owner occupied
Pass	$417.2	$198.5	$220.1	$190.4	$278.0	$322.4	$55.6	$1,682.2
Special mention	—	—	0.3	10.1	—	1.5	0.4	12.3
Classified	2.2	2.6	1.0	4.6	8.0	10.7	0.1	29.2
Total	$419.4	$201.1	$221.4	$205.1	$286.0	$334.6	$56.1	$1,723.7

Hotel franchise finance
Pass	$721.3	$205.3	$658.8	$332.2	$135.5	$63.5	$123.0	$2,239.6
Special mention	—	—	87.6	51.1	—	—	—	138.7
Classified	30.3	—	99.2	15.9	10.3	—	—	155.7
Total	$751.6	$205.3	$845.6	$399.2	$145.8	$63.5	$123.0	$2,534.0

Other CRE - non-owner occupied
Pass	$1,398.2	$754.8	$673.0	$278.8	$185.8	$283.5	$315.1	$3,889.2
Special mention	14.8	—	9.8	—	—	1.7	—	26.3
Classified	—	—	4.2	4.5	0.3	16.4	10.9	36.3
Total	$1,413.0	$754.8	$687.0	$283.3	$186.1	$301.6	$326.0	$3,951.8

Residential
Pass	$7,459.3	$1,018.4	$395.5	$201.3	$41.6	$75.5	$36.1	$9,227.7
Special mention	—	—	—	—	—	—	—	—
Classified	8.9	0.9	3.6	0.5	0.1	1.1	—	15.1
Total	$7,468.2	$1,019.3	$399.1	$201.8	$41.7	$76.6	$36.1	$9,242.8

Construction and land development
Pass	$957.6	$632.3	$394.0	$112.2	$3.5	$0.1	$869.8	$2,969.5
Special mention	—	22.5	—	—	5.6	—	—	28.1
Classified	1.0	4.3	0.6	—	—	—	2.3	8.2
Total	$958.6	$659.1	$394.6	$112.2	$9.1	$0.1	$872.1	$3,005.8

Other
Pass	$15.7	$11.6	$3.7	$4.3	$4.4	$82.0	$46.4	$168.1
Special mention	—	—	—	—	—	0.1	—	0.1
Classified	—	—	0.1	0.1	—	0.5	—	0.7
Total	$15.7	$11.6	$3.8	$4.4	$4.4	$82.6	$46.4	$168.9

Total by Risk Category
Pass	$15,023.8	$3,547.2	$2,934.5	$1,388.8	$950.5	$1,803.4	$12,807.1	$38,455.3
Special mention	46.2	53.9	119.7	78.8	5.7	3.3	23.5	331.1
Classified	45.4	23.1	121.8	27.8	20.1	28.9	21.9	289.0
Total	$15,115.4	$3,624.2	$3,176.0	$1,495.4	$976.3	$1,835.6	$12,852.5	$39,075.4
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
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021 extended these provisions through January 1, 2022, which has not subsequently been extended further. In addition, federal bank regulatory authorities issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company applied this guidance to qualifying loan modifications through December 31, 2021. As of March 31, 2022, the Company has a net balance of $131.4 million of prior outstanding modifications on HFI commercial loans made during the suspension period that met these conditions, none of which involve loan payment deferrals. Further, residential HFI mortgage loans in forbearance have a net balance of $12.9 million as of March 31, 2022.
The following table presents TDR loans:

	March 31, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	1	$4.1	2	$2.1
Other commercial and industrial	7	5.9	7	6.2
CRE - owner occupied	1	0.5	1	0.5
Other CRE - non-owner occupied	5	10.7	5	11.0
Construction and land development	1	1.0	1	1.0
Total	15	$22.2	16	$20.8
The allowance for credit losses on TDR loans totaled $1.0 million and zero as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, outstanding commitments on TDR loans totaled $4.0 million. There were no outstanding commitments on TDR loans as of December 31, 2021.
During the three months ended March 31, 2022, the Company had one new TDR loan with a recorded investment of $4.1 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from this TDR loan. As of December 31, 2021, the Company's TDR loans totaled $20.8 million. During the three months ended March 31, 2021, the Company had 3 new TDR loans with a recorded investment of $4.7 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three months ended March 31, 2022 and 2021, there were no loans for which there was a payment default within 12 months following the modification.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2022			December 31, 2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Other commercial and industrial	$—	$16.4	$16.4	$—	$12.5	$12.5
CRE - owner occupied	23.3	—	23.3	23.0	—	23.0
Hotel franchise finance	183.4	—	183.4	155.7	—	155.7
Other CRE - non-owner occupied	31.0	—	31.0	31.6	—	31.6
Construction and land development	12.3	—	12.3	3.9	—	3.9
Other	—	0.1	0.1	—	0.1	0.1
Total	$250.0	$16.5	$266.5	$214.2	$12.6	$226.8
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2022.

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on funded HFI loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans, see "Note 3. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of March 31, 2022.
The below tables reflect the activity in the allowance for credit losses on HFI loans by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended March 31, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, March 31, 2022
	(in millions)
Warehouse lending	$3.0	$(0.1)	$—	$—	$2.9
Municipal & nonprofit	13.7	(0.3)	—	—	13.4
Tech & innovation	25.7	0.3	—	(2.0)	28.0
Equity fund resources	9.6	(3.0)	—	—	6.6
Other commercial and industrial	103.6	14.3	2.6	(0.4)	115.7
CRE - owner occupied	10.6	(2.5)	—	—	8.1
Hotel franchise finance	41.5	(10.9)	—	—	30.6
Other CRE - non-owner occupied	16.9	(1.6)	—	—	15.3
Residential	12.5	11.3	—	—	23.8
Construction and land development	12.5	(1.8)	—	—	10.7
Other	2.9	(0.4)	—	—	2.5
Total	$252.5	$5.3	$2.6	$(2.4)	$257.6

	Three Months Ended March 31, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, March 31, 2021
	(in millions)
Warehouse lending	$3.4	$0.2	$—	$—	$3.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	33.4	(10.6)	—	(0.2)	23.0
Equity fund resources	1.9	(1.0)	—	—	0.9
Other commercial and industrial	94.7	(16.5)	0.1	(0.3)	78.4
CRE - owner occupied	18.6	(8.9)	—	—	9.7
Hotel franchise finance	43.3	6.1	—	—	49.4
Other CRE - non-owner occupied	39.9	(5.4)	2.0	(0.2)	32.7
Residential	0.8	2.4	—	—	3.2
Construction and land development	22.0	3.9	—	—	25.9
Other	5.0	0.1	—	—	5.1
Total	$278.9	$(30.4)	$2.1	$(0.7)	$247.1
Accrued interest receivable on loans totaled $201.1 million and $197.6 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.

In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$37.6	$37.0
Provision for (recovery of) credit losses	5.7	(4.4)
Balance, end of period	$43.3	$32.6
The following tables disaggregate the Company's allowance for credit losses on funded HFI loans and loan balances by measurement methodology:

	March 31, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,530.2	$—	$4,530.2	$2.9	$—	$2.9
Municipal & nonprofit	1,497.0	—	1,497.0	13.4	—	13.4
Tech & innovation	1,511.5	27.0	1,538.5	23.7	4.3	28.0
Equity fund resources	3,688.5	—	3,688.5	6.6	—	6.6
Other commercial and industrial	6,726.5	26.0	6,752.5	112.9	2.8	115.7
CRE - owner occupied	1,609.7	26.0	1,635.7	8.1	—	8.1
Hotel franchise finance	2,511.3	183.4	2,694.7	24.1	6.5	30.6
Other CRE - non-owner occupied	4,081.2	33.9	4,115.1	15.3	—	15.3
Residential	11,234.9	—	11,234.9	23.8	—	23.8
Construction and land development	3,247.9	16.5	3,264.4	10.7	—	10.7
Other	167.3	0.3	167.6	2.5	—	2.5
Total	$40,806.0	$313.1	$41,119.1	$244.0	$13.6	$257.6

	December 31, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,155.9	$—	$5,155.9	$3.0	$—	$3.0
Municipal & nonprofit	1,579.2	—	1,579.2	13.7	—	13.7
Tech & innovation	1,400.8	17.0	1,417.8	22.9	2.8	25.7
Equity fund resources	3,829.8	—	3,829.8	9.6	—	9.6
Other commercial and industrial	6,442.7	23.0	6,465.7	101.1	2.5	103.6
CRE - owner occupied	1,699.3	24.4	1,723.7	10.6	—	10.6
Hotel franchise finance	2,378.3	155.7	2,534.0	30.7	10.8	41.5
Other CRE - non-owner occupied	3,917.3	34.5	3,951.8	16.9	—	16.9
Residential	9,242.8	—	9,242.8	12.5	—	12.5
Construction and land development	2,997.6	8.2	3,005.8	12.5	—	12.5
Other	168.6	0.3	168.9	2.9	—	2.9
Total	$38,812.3	$263.1	$39,075.4	$236.4	$16.1	$252.5
Loan Purchases and Sales
Loan purchases during the three months ended March 31, 2022 and 2021 totaled $2.4 billion and $1.0 billion, respectively, which primarily consisted of residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022 and 2021, the Company did not have significant sales of HFI loans.

6. MORTGAGE SERVICING RIGHTS
The Company acquired MSRs initially as part of the AmeriHome acquisition and continues to generate new MSRs from its mortgage banking business. The following table presents the changes in fair value of the Company's MSR assets and other information related to its servicing portfolio:

Three Months Ended March 31, 2022
(in millions)
Balance, December 31, 2021	$698.0
Additions from loans sold with servicing rights retained	204.1
MSRs sold	—
Change in fair value	81.4
Realization of cash flows	(33.2)
Balance, March 31, 2022	$950.3

Unpaid principal balance of mortgage loans serviced for others	$65,546.7
Changes in the fair value of MSRs are recorded as part of Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. However, during the three months ended March 31, 2022, the Company did not have MSR sales. As of March 31, 2022, the Company has a remaining receivable balance of $58.4 million related to holdbacks on prior MSR sales for pending servicing transfer, which was recorded as part of Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $42.9 million for the three months ended March 31, 2022, which are recorded as part of Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of March 31, 2022 and December 31, 2021, net servicing advances totaled $62.8 million and $81.6 million, respectively, which are recorded as part of Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

March 31, 2022
(in millions)
Fair value of mortgage servicing rights	$950.3
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(30.1)
Favorable change	17.7
Discount rate change of 50 basis points
Increase	(18.2)
Decrease	18.9
Conditional prepayment rate change of 1%
Increase	(24.3)
Decrease	26.9
Cost to service change of 10%
Increase	(11.9)
Decrease	11.9
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
7. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in millions)
Short-Term:
Federal funds purchased	$—	$675.0
Customer repurchase agreements	18.0	16.6
Secured borrowings	52.3	35.3
Total short-term borrowings	$70.3	$726.9
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$317.5	$317.9
Credit linked notes, net of debt issuance costs	445.5	457.1
Total long-term borrowings	$763.0	$775.0

Total other borrowings	$833.3	$1,501.9
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains federal fund lines of credit totaling $3.5 billion as of March 31, 2022, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. As of March 31, 2022, there were no outstanding balances on the Company's federal fund lines. As of December 31, 2021, there were $675.0 million outstanding balances on the Company's federal fund lines of credit.
FHLB Advances
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2022, the Company had no borrowings under its lines of credit with the FHLB. As of March 31, 2022 and December

31, 2021, the Company had additional available credit with the FHLB of approximately $9.9 billion and $7.8 billion, respectively, and with the FRB of approximately $4.1 billion and $3.4 billion, respectively.
Repurchase Agreements
Other short-term borrowing sources available to the Company include customer repurchase agreements, which totaled $18.0 million and $16.6 million as of March 31, 2022 and December 31, 2021, respectively. The weighted average rate on customer repurchase agreements was 0.14% and 0.15% as of March 31, 2022 and December 31, 2021, respectively.
Secured Borrowings
Transfers of loans HFS not qualifying for sales accounting treatment resulted in recognition of secured borrowings of $52.3 million at March 31, 2022 and $35.3 million at December 31, 2021.
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
As of March 31, 2022, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which no amounts were drawn.
Long-Term Borrowings
AmeriHome Senior Notes
Prior to the Company's acquisition of AmeriHome, in October 2020, AmeriHome issued senior notes with an aggregate principal amount of $300.0 million, maturing on October 26, 2028. The senior notes accrue interest at a rate of 6.50% per annum, paid semiannually. The senior notes contain provisions that allow for redemption of up to 40% of the original aggregate principal amount of the notes during the first three years after issuance at a price equal to 106.50%, plus accrued and unpaid interest. After this three-year period, AmeriHome may redeem some or all of the senior notes at a price equal to 103.25% of the outstanding principal amount, plus accrued and unpaid interest. In 2025, the redemption price of these senior notes declines to 100% of the outstanding principal balance. The carrying amount of the senior notes includes a fair value adjustment (premium) of $19.3 million recognized as of the acquisition date that is being amortized over the term of the notes. The carrying value of these notes totaled $317.5 million and $317.9 million as of March 31, 2022 and December 31, 2021, respectively.
Credit Linked Notes
On June 28, 2021, the Company issued $242.0 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $2.9 million in debt issuance costs. The notes mature on December 30, 2024 and accrue interest at a rate equal to three-month LIBOR plus 5.50%, (which will convert to SOFR upon the discontinuation of LIBOR in June 2023), payable quarterly. The notes effectively transfer the risk of first losses on a $1.1 billion reference pool of the Company's warehouse loans to the purchasers of the notes. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pools, the principal balance of the notes will be reduced to the extent of such loss and a gain on recovery of credit guarantees will be recognized within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in the event of obligor default.
On December 29, 2021, the Company issued $227.6 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $3.0 million in debt issuance costs. There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%), maturing on July 25, 2059. The notes effectively transfer the risk of first losses on a $4.3 billion reference pool of the Company's loans purchased under its residential mortgage purchase program to the purchasers of the notes. The principal and interest payable on the notes may be reduced by a portion of the Company's loss on such loans if one of the following occurs with respect to a covered loan: (i) realized losses incurred by the Company on a loan following a liquidation of the loan or certain other events, or (ii) a modification of the loan resulting in a reduction in payments. The aggregate losses, if any, for each payment date will be allocated to reduce the class principal amount and (for modifications) the current interest of the notes in reverse order of class priority.
Losses on the warehouse lines of credit and residential mortgages have not generally been significant. The carrying value of these notes totaled $445.5 million and $457.1 million as of March 31, 2022 and December 31, 2021, respectively.
8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

March 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	600.0	8.1
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225.0	3.1
Total				$825.0	$11.2

December 31, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600.0	$8.1
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225.0	3.1
Total				$825.0	$11.2
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
The carrying value of all subordinated debt issuances totaled $815.5 million and $815.1 million at March 31, 2022 and December 31, 2021, respectively.
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
The carrying value of junior subordinated debt was $77.8 million and $80.7 million as of March 31, 2022 and December 31, 2021, respectively. The weighted average interest rate of all junior subordinated debt as of March 31, 2022 was 3.30%, which is equal to three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.55% at December 31, 2021. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR.
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

9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2022 will be fully vested on July 1, 2022. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2022 and 2021 was $40.0 million and $23.7 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2022, the Company recognized $7.1 million in stock-based compensation expense related to these stock grants, compared to $5.6 million for the three months ended March 31, 2021.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three months ended March 31, 2022 and 2021, however expense was still being recognized through June 30, 2021 for a grant made in 2017 with a four-year vesting period. The Company recognized $0.3 million in stock-based compensation expense related to these performance-based restricted stock grants during the three months ended March 31, 2021.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three months ended March 31, 2022, the Company recognized $2.8 million in stock-based compensation expense related to these performance stock units, compared to $2.1 million in stock-based compensation expense for such units during the three months ended March 31, 2021.
The three-year performance period for the 2019 grant ended on December 31, 2021, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 203,646 shares became fully vested and distributed to executive management in the first quarter of 2022.
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
On February 8, 2022, the Company declared a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred shareholders of $3.2 million that was paid on March 30, 2022.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
The Company has a distribution agency agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., under which the Company may sell up to 6,132,670 shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). During the three months ended March 31, 2022, the Company sold 1.3 million shares under the ATM program at a weighted-average selling price of $86.78 per share for gross proceeds of $108.4 million. Total related offering costs were $0.7 million, substantially all of which relates to compensation costs paid to J.P. Morgan Securities LLC and Piper Sandler & Co. As of March 31, 2022, the remaining number of shares that can be sold under this agreement totaled 1,750,856.

Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the three months ended March 31, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.
Cash Dividend on Common Shares
During the three months ended March 31, 2022, the Company declared and paid a cash dividend of $0.35, for a total dividend payment to shareholders of $37.3 million. During the three months ended March 31, 2021, the Company declared and paid a cash dividend of $0.25 per share, for a total dividend payment to shareholders of $25.3 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2022, the Company purchased treasury shares of 185,534 at a weighted average price of $93.51 per share. During the three months ended March 31, 2021, the Company purchased treasury shares of 154,163 at a weighted average price of $83.56 per share.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$15.7
Other comprehensive (loss) income before reclassifications	(247.9)	—	2.2	(245.7)
Amounts reclassified from AOCI	(5.1)	—	—	(5.1)
Net current-period other comprehensive (loss) income	(253.0)	—	2.2	(250.8)
Balance, March 31, 2022	$(236.3)	$(0.3)	$1.5	$(235.1)

Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$92.3
Other comprehensive loss before reclassifications	(72.0)	—	(0.3)	(72.3)
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive loss	(72.1)	—	(0.3)	(72.4)
Balance, March 31, 2021	$20.0	$(0.3)	$0.2	$19.9
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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These last-of-layer hedges provided the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount. During the year ended December 31, 2021, the Company completed a partial discontinuation of one of its last-of-layer hedges, which reduced the total hedged amount on these hedges from $1.0 billion to $880.0 million. During the three months ended March 31, 2022, the Company discontinued the remaining portion of these last-of-layer hedges. The cumulative basis adjustment on the discontinued last-of-layer hedges totaled $30.6 million, which was allocated across the remaining loan pool upon termination of the hedges and is being amortized over the remaining term.
The Company had a receive fixed/pay variable interest rate swap, designated as a fair value hedge on its $175.0 million subordinated debentures issued on June 16, 2016. This swap was terminated during the year ended December 31, 2021 in connection with the full redemption of the debt. The Company was paying a variable rate of three-month LIBOR plus 3.25% and was receiving quarterly fixed payments of 6.25% to match the payments on the debt.
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
As it relates to the Company's mortgage banking business, it also uses derivative financial instruments to manage exposure to interest rate risk related to IRLCs and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments and interest rate futures.
Fair Value Hedges
As of March 31, 2022 and December 31, 2021, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for outstanding fair value hedges:

	March 31, 2022		December 31, 2021
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$474.0	$20.7	$1,390.7	$38.5
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)As of December 31, 2021, included last-of-layer derivative instruments, with $880 million designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.4 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $15.7 million and the basis adjustment related to the discontinued portion was $1.0 million as of December 31, 2021.

For the Company's derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans, the gain or loss on the hedged item is included in interest income and for subordinated debt, the gain or loss on the hedged items was included in interest expense, as shown in the table below.

	Three Months Ended March 31,
	2022		2021
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$33.5	$(33.4)	$38.7	$(38.7)
Interest expense	—	—	(5.7)	5.7
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $1.0 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three months ended March 31, 2022.
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of March 31, 2022, December 31, 2021, and March 31, 2021. The change in the notional amounts of these derivatives from March 31, 2021 to March 31, 2022 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	March 31, 2022			December 31, 2021			March 31, 2021
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$498.5	$1.7	$22.7	$1,382.8	$13.8	$54.5	$1,685.9	$7.9	$57.7
Total	498.5	1.7	22.7	1,382.8	13.8	54.5	1,685.9	7.9	57.7

Derivatives not designated as hedging instruments (2):
Foreign currency contracts	$151.9	$0.4	$1.6	$180.1	$0.2	$1.4	$119.3	$1.0	$0.7
Forward purchase contracts	5,018.8	4.1	64.7	11,713.5	8.1	18.0	—	—	—
Forward sales contracts	9,557.0	149.3	6.4	17,358.5	15.8	17.7	—	—	—
Futures purchase contracts (3)	202,818.0	—	—	218,053.7	—	—	—	—	—
Futures sales contracts (3)	219,617.0	—	—	229,040.0	—	—	—	—	—
Interest rate lock commitments	2,419.6	5.8	17.2	3,033.2	11.0	1.6	—	—	—
Interest rate swaps	64.1	0.3	0.3	4.1	0.1	0.1	3.5	0.2	0.2
Total	$439,646.4	$159.9	$90.2	$479,383.1	$35.2	$38.8	$122.8	$1.2	$0.9
Margin		0.1	64.9		1.2	6.5		—	—
Total, including margin	$439,646.4	$160.0	$155.1	$479,383.1	$36.4	$45.3	$122.8	$1.2	$0.9
(1)Interest rate swap amounts include a notional amount of $880 million and $1.0 billion related to the last-of-layer hedges at December 31, 2021 and March 31, 2021, respectively.
(2)Relate to economic hedging arrangements.
(3)The Company enters into forward purchase and sales contracts that are subject to daily remargining and almost all of which, are based on three-month LIBOR to hedge against its MSR valuation exposure. The notional amount on these contracts is substantial as these contracts have a duration of only 0.25 years and are intended to cover the longer duration of MSR hedges.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	March 31, 2022			December 31, 2021			March 31, 2021
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$3.6	$—	$3.6	$7.9	$—	$7.9	$—	$—	$—
Forward sales contracts	148.8	—	148.8	15.5	—	15.5	—	—	—
Interest rate swaps	1.7	—	1.7	13.8	—	13.8	7.9	—	7.9
Margin	0.1	—	0.1	1.2	—	1.2	—	—	—
Netting	—	(130.0)	(130.0)	—	(28.4)	(28.4)	—	—	—
	$154.2	$(130.0)	$24.2	$38.4	$(28.4)	$10.0	$7.9	$—	$7.9
Liabilities
Forward purchase contracts	$(64.4)	$—	$(64.4)	$(17.7)	$—	$(17.7)	$—	$—	$—
Forward sales contracts	(6.2)	—	(6.2)	(17.6)	—	(17.6)	—	—	—
Interest rate swaps	(22.7)	—	(22.7)	(54.5)	—	(54.5)	(57.7)	—	(57.7)
Margin	(64.9)	—	(64.9)	(6.5)	—	(6.5)	—	—	—
Netting	—	130.0	130.0	—	28.4	28.4	—	—	—
	$(158.2)	$130.0	$(28.2)	$(96.3)	$28.4	$(67.9)	$(57.7)	$—	$(57.7)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$0.4	$—	$0.4	$0.2	$—	$0.2	$1.0	$—	$1.0
Forward purchase contracts	0.5	—	0.5	0.2	—	0.2	—	—	—
Forward sales contracts	0.5	—	0.5	0.3	—	0.3	—	—	—
Interest rate lock commitments	5.8	—	5.8	11.0	—	11.0	—	—	—
Interest rate swaps	0.3	—	0.3	0.1	—	0.1	0.2	—	0.2
	$7.5	$—	$7.5	$11.8	$—	$11.8	$1.2	$—	$1.2
Liabilities
Foreign currency contracts	$(1.6)	$—	$(1.6)	$(1.4)	$—	$(1.4)	$(0.7)	$—	$(0.7)
Forward purchase contracts	(0.3)	—	(0.3)	(0.3)	—	(0.3)	—	—	—
Forward sales contracts	(0.2)	—	(0.2)	(0.1)	—	(0.1)	—	—	—
Interest rate lock commitments	(17.2)	—	(17.2)	(1.6)	—	(1.6)	—	—	—
Interest rate swaps	(0.3)	—	(0.3)	(0.1)	—	(0.1)	(0.2)	—	(0.2)
	$(19.6)	$—	$(19.6)	$(3.5)	$—	$(3.5)	$(0.9)	$—	$(0.9)
Total derivatives and margin
Assets	$161.7	$(130.0)	$31.7	$50.2	$(28.4)	$21.8	$9.1	$—	$9.1
Liabilities	$(177.8)	$130.0	$(47.8)	$(99.8)	$28.4	$(71.4)	$(58.6)	$—	$(58.6)

The following table summarizes the net gain (loss) on derivatives included in income:

Three Months Ended March 31, 2022
($ in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(20.8)
Forward contracts	241.3
Other contracts	(3.7)
Total gain	$216.8
Net loan servicing revenue:
Forward contracts	$(34.9)
Options contracts	—
Futures contracts	(22.0)
Total loss	$(56.9)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties for its derivatives designated as hedging instruments totaled $45.0 million, $67.1 million, and $93.2 million as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively.
12. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Weighted average shares - basic	106.0	100.8
Dilutive effect of stock awards	0.6	0.6
Weighted average shares - diluted	106.6	101.4
Net income available to common stockholders	$236.9	$192.5
Earnings per share - basic	2.23	1.91
Earnings per share - diluted	2.22	1.90
The Company had no anti-dilutive stock options outstanding as of March 31, 2022 and 2021.

13. INCOME TAXES
The Company's effective tax rate was 19.5% and 17.9% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate was primarily due to projected pretax book income growth outpacing growth in permanent tax benefit items for the year and an increase in state tax expense.
As of March 31, 2022, the net DTA balance totaled $67.6 million, an increase of $46.7 million from $20.9 million at December 31, 2021. This overall increase in the net DTA was primarily the result of decreases in the fair market value of AFS securities, which were not fully offset by increases to MSRs.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $67.6 million at March 31, 2022 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2022 and December 31, 2021, the Company had no deferred tax valuation allowance.
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
Investments in LIHTC and renewable energy totaled $729.9 million and $631.3 million as of March 31, 2022 and December 31, 2021, respectively. Unfunded LIHTC and renewable energy obligations are included as part of Other liabilities on the Consolidated Balance Sheets and totaled $445.9 million and $360.8 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, $13.4 million and $15.5 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,205.2 at March 31, 2022 and $1,199.8 at December 31, 2021	$14,884.8	$13,396.3
Credit card commitments and financial guarantees	319.2	306.3
Letters of credit, including unsecured letters of credit of $2.6 at March 31, 2022 and $12.9 at December 31, 2021	201.8	198.1
Total	$15,405.8	$13,900.7
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 5. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $43.3 million and $37.6 million as of March 31, 2022 and December 31, 2021, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. The Company's loan portfolio includes significant credit exposure to the CRE market. As of March 31, 2022 and December 31, 2021, CRE related loans accounted for approximately 29% of total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 21% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied as of March 31, 2022 and as of December 31, 2021, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $5.9 million during the three months ended March 31, 2022, compared to $3.7 million for the three months ended March 31, 2021. Other lease costs, which include common area maintenance, parking, and taxes, and were included as part of occupancy expense, totaled $1.1 million during the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021.
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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and results in the recognition of unrealized gains and losses on the debt at each reporting date. These unrealized gains and losses are recognized as part of OCI rather than earnings. The Company did not elect FVO treatment for the junior subordinated debt assumed in the Bridge Capital Holdings acquisition.
For the three months ended March 31, 2022 and 2021, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Unrealized losses (gains)	$2.9	$(0.4)
Changes included in OCI, net of tax	2.2	(0.3)
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
The fair value of EBO loans, non-agency loans, and loans that are delinquent or have an underwriting defect are valued using Level 3 inputs since they lack active markets.
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
	(in millions)
March 31, 2022
Assets:
Available-for-sale debt securities
CLO	$—	$2,055.3	$—	$2,055.3
Commercial MBS issued by GSEs	—	62.2	—	62.2
Corporate debt securities	—	415.3	—	415.3
Private label residential MBS	—	1,343.2	—	1,343.2
Residential MBS issued by GSEs	—	1,905.0	—	1,905.0
Tax-exempt	—	992.9	—	992.9
Other	27.4	50.9	—	78.3
Total AFS debt securities	$27.4	$6,824.8	$—	$6,852.2
Equity securities
CRA investments	$26.2	$26.1	$—	$52.3
Preferred stock	112.4	—	—	112.4
Total equity securities	$138.6	$26.1	$—	$164.7
Loans HFS	$—	$2,940.5	$7.9	$2,948.4
Mortgage servicing rights	—	—	950.3	950.3
Derivative assets (1)	—	155.9	5.8	161.7
Liabilities:
Junior subordinated debt (2)	$—	$—	$64.5	$64.5
Derivative liabilities (1)	—	160.6	17.2	177.8
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $20.7 million as of March 31, 2022 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2021
Assets:
Available-for-sale debt securities
CLO	$—	$926.2	$—	$926.2
Commercial MBS issued by GSEs	—	68.5	—	68.5
Corporate debt securities	—	382.9	—	382.9
Private label residential MBS	—	1,508.0	—	1,508.0
Residential MBS issued by GSEs	—	1,993.4	—	1,993.4
Tax-exempt	—	1,215.1	—	1,215.1
U.S. treasury securities	13.0	—	—	13.0
Other	27.4	54.3	—	81.7
Total AFS debt securities	$40.4	$6,148.4	$—	$6,188.8
Equity securities
CRA investments	$27.4	$17.2	$—	$44.6
Preferred stock	113.9	—	—	113.9
Total equity securities	$141.3	$17.2	$—	$158.5
Loans - HFS	$—	$3,894.2	$45.5	$3,939.7
Mortgage servicing rights	—	—	698.0	698.0
Derivative assets (1)	—	39.2	11.0	50.2
Liabilities:
Junior subordinated debt (2)	$—	$—	$67.4	$67.4
Derivative liabilities (1)	—	98.2	1.6	99.8
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
For the three months ended March 31, 2022 and 2021, the change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2022	2021
	(in millions)
Beginning balance	$(67.4)	$(65.9)
Change in fair value (1)	2.9	(0.4)
Ending balance	$(64.5)	$(66.3)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $2.2 million and $(0.3) million for three months ended March 31, 2022 and 2021, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$64.5	Discounted cash flow	Implied credit rating of the Company	3.80%

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$67.4	Discounted cash flow	Implied credit rating of the Company	2.61%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2022 and December 31, 2021 was the implied credit risk for the Company. As of March 31, 2022 and December 31, 2021,

the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.
As of March 31, 2022, the Company estimates the discount rate at 3.80%, which represents an implied credit spread of 2.84% plus three-month LIBOR (0.96%). As of December 31, 2021, the Company estimated the discount rate at 2.61%, which was a 2.40% credit spread plus three-month LIBOR (0.21%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended March 31, 2022
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, December 31, 2021	$45.5	$698.0	$9.4
Purchases and additions	292.2	204.1	5,323.3
Sales and payments	(350.7)	—	—
Transfers from Level 2 to Level 3	38.5	—	—
Transfers from Level 3 to Level 2	(17.6)	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(5,321.1)
Change in fair value	—	81.4	(23.0)
Realization of cash flows	—	(33.2)	—
Balance, March 31, 2022	$7.9	$950.3	$(11.4)
Unrealized (losses) gains included in income related to assets held at period end	$—	$80.4	$(11.4)
(1)     Interest rate lock commitment asset and liability positions are presented net.
The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		March 31, 2022
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	408 - 623	518
	Conditional prepayment rate (1)	8.9% - 17.2%	13.0%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 50.0	30.1
	Cost to service	$84 - $91	$86
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(4.2) - (2.0)	(3.1)
Interest rate lock commitments:	Servicing fee multiple	3.6 - 5.6	4.7
	Pull-through rate	73% - 100%	89%

		December 31, 2021
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	553 - 735	600
	Conditional prepayment rate (1)	9.9% - 20.7%	15.2
	Recapture rate	20.0% - 20.0%	20
	Servicing fee rate (in basis points)	25.0 - 50.0	29.5
	Cost to service	$84 - $91	86
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(3.7) - (2.9)	(3.3)
Interest rate lock commitments:	Servicing fee multiple	3.6 - 5.4	4.6
	Pull-through rate	75% - 100%	90
(1)    Lifetime total prepayment speed annualized.

The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the fair value option has been elected:

	March 31, 2022			December 31, 2021
	Fair value	Unpaid principal balance	Difference	Fair value	Unpaid principal balance	Difference
	(in millions)
Loans held for sale:
Current through 89 days delinquent	$2,946.4	$2,936.9	$9.5	$3,937.5	$3,807.3	$130.2
90 days or more delinquent	2.0	2.1	(0.1)	2.2	2.2	—
Total	$2,948.4	$2,939.0	$9.4	$3,939.7	$3,809.5	$130.2
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of March 31, 2022:
Loans HFI	$259.6	$—	$—	$259.6
Other assets acquired through foreclosure	11.7	—	—	11.7
As of December 31, 2021:
Loans HFI	$216.0	$—	$—	$216.0
Other assets acquired through foreclosure	11.7	—	—	11.7
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$259.6	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 6.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11.7	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$216.0	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 6.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11.7	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $259.6 million and $216.0 million at March 31, 2022 and December 31, 2021, respectively, net of a specific allowance for credit losses of $7.0 million and $10.8 million at March 31, 2022 and December 31, 2021, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $11.7 million of such assets at March 31, 2022 and December 31, 2021.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,161.0	$—	$1,139.9	$—	$1,139.9
AFS	6,852.2	27.4	6,824.8	—	6,852.2
Equity	164.7	138.6	26.1	—	164.7
Derivative assets	161.7	—	155.9	5.8	161.7
Loans HFS	4,761.6	—	2,940.5	1,828.3	4,768.8
Loans HFI, net	40,861.5	—	—	41,030.6	41,030.6
Mortgage servicing rights	950.3	—	—	950.3	950.3
Accrued interest receivable	235.6	—	235.6	—	235.6
Financial liabilities:
Deposits	$52,159.5	$—	$52,162.7	$—	$52,162.7
Other borrowings	833.3	—	798.2	—	798.2
Qualifying debt	893.3	—	808.7	77.8	886.5
Derivative liabilities	177.8	—	160.6	17.2	177.8
Accrued interest payable	13.5	—	13.5	—	13.5

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,107.1	$—	$1,146.4	$—	$1,146.4
AFS	6,188.8	40.4	6,148.4	—	6,188.8
Equity securities	158.5	141.3	17.2	—	158.5
Derivative assets	50.2	—	39.2	11.0	50.2
Loans HFS	5,635.1	—	3,894.2	1,760.2	5,654.4
Loans HFI, net	38,822.9	—	—	39,218.2	39,218.2
Mortgage servicing rights	698.0	—	—	698.0	698.0
Accrued interest receivable	227.9	—	227.9	—	227.9
Financial liabilities:
Deposits	$47,612.0	$—	$47,615.5	$—	$47,615.5
Other borrowings	1,501.9	—	1,518.4	—	1,518.4
Qualifying debt	895.8	—	857.3	81.3	938.6
Derivative liabilities	99.8	—	98.2	1.6	99.8
Accrued interest payable	9.2	—	9.2	—	9.2
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at March 31, 2022 and December 31, 2021 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at March 31, 2022 and December 31, 2021.

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
•Consumer Related segment: offers consumer banking services, such as mortgage banking and commercial banking services to enterprises in consumer-related sectors.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2022:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$10,878.9	$15.6	$97.0	$10,766.3
Loans held for sale	4,761.6	—	4,761.6	—
Loans, net of deferred fees and costs	41,119.1	25,794.8	15,324.3	—
Less: allowance for credit losses	(257.6)	(221.3)	(36.3)	—
Total loans	40,861.5	25,573.5	15,288.0	—
Other assets acquired through foreclosure, net	11.7	11.7	—	—
Goodwill and other intangible assets, net	698.2	294.3	403.9	—
Other assets	3,364.2	253.2	1,594.8	1,516.2
Total assets	$60,576.1	$26,148.3	$22,145.3	$12,282.5
Liabilities:
Deposits	$52,159.5	$30,133.6	$18,527.6	$3,498.3
Borrowings and qualifying debt	1,726.6	18.0	369.8	1,338.8
Other liabilities	1,678.4	268.1	170.3	1,240.0
Total liabilities	55,564.5	30,419.7	19,067.7	6,077.1
Allocated equity:	5,011.6	2,661.8	1,752.1	597.7
Total liabilities and stockholders' equity	$60,576.1	$33,081.5	$20,819.8	$6,674.8
Excess funds provided (used)	—	6,933.2	(1,325.5)	(5,607.7)

Income Statement:
Three Months Ended March 31, 2022:	(in millions)
Net interest income	$449.5	$334.9	$183.2	$(68.6)
Provision for (recovery of) credit losses	9.0	0.6	10.5	(2.1)
Net interest income (expense) after provision for credit losses	440.5	334.3	172.7	(66.5)
Non-interest income	106.3	16.9	79.2	10.2
Non-interest expense	248.6	114.4	125.0	9.2
Income (loss) before income taxes	298.2	236.8	126.9	(65.5)
Income tax expense (benefit)	58.1	56.2	30.4	(28.5)
Net income (loss)	$240.1	$180.6	$96.5	$(37.0)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2021:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,057.3	$12.9	$82.4	$7,962.0
Loans held for sale	5,635.1	—	5,635.1	—
Loans, net of deferred fees and costs	39,075.4	25,092.4	13,983.0	—
Less: allowance for credit losses	(252.5)	(226.0)	(26.5)	—
Total loans	38,822.9	24,866.4	13,956.5	—
Other assets acquired through foreclosure, net	11.7	11.7	—	—
Goodwill and other intangible assets, net	634.8	294.7	340.1	—
Other assets	2,820.8	253.8	1,278.1	1,288.9
Total assets	$55,982.6	$25,439.5	$21,292.2	$9,250.9
Liabilities:
Deposits	$47,612.0	$30,466.8	$15,362.9	$1,782.3
Borrowings and qualifying debt	2,381.1	—	353.2	2,027.9
Other liabilities	1,026.9	233.4	138.2	655.3
Total liabilities	51,020.0	30,700.2	15,854.3	4,465.5
Allocated equity:	4,962.6	2,588.0	1,596.2	778.4
Total liabilities and stockholders' equity	$55,982.6	$33,288.2	$17,450.5	$5,243.9
Excess funds provided (used)	—	7,848.7	(3,841.7)	(4,007.0)

Income Statements:
Three Months Ended March 31, 2021:	(in millions)
Net interest income	$317.3	$263.7	$107.9	$(54.3)
Provision for (recovery of) credit losses	(32.4)	(36.3)	1.7	2.2
Net interest income (expense) after provision for credit losses	349.7	300.0	106.2	(56.5)
Non-interest income	19.7	19.2	0.5	—
Non-interest expense	135.0	98.3	35.2	1.5
Income (loss) before income taxes	234.4	220.9	71.5	(58.0)
Income tax expense (benefit)	41.9	52.7	17.5	(28.3)
Net income (loss)	$192.5	$168.2	$54.0	$(29.7)
17. REVENUE FROM CONTRACTS WITH CUSTOMERS
ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The majority of the Company’s revenue streams are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees are within the scope of ASC 606.
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. For services provided at a point in time, fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of March 31, 2022 or 2021.
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

Debit and Credit Card Interchange
When a credit or debit card issued by the Company is used to purchase goods or services from a merchant, the Company earns an interchange fee. Interchange fees on credit and debit cards are included as part of Commercial banking related income in the Consolidated Income Statements. The Company considers the merchant to be its customer in these transactions as nightly settlement services between the payment network and the merchant are being provided to the merchant. This transmission of data and funds represents the Company’s performance obligation and is performed nightly. As the payment network is in direct control of setting the rates, the Company acts as an agent. Interchange fees are recorded net of expenses as the services are provided.
Success Fees
Success fees are one-time fees detailed as part of certain loan agreements and are earned upon occurrence of a triggering event. Examples of triggering events include: a borrower obtaining its next round of funding, an acquisition, or completion of a public offering. Success fees are variable as the transaction price can vary and is contingent on the occurrence or non-occurrence of a triggering event. These fees are included as part of Income from equity investments in the Consolidated Income Statements.
Legal Settlement Services
The Company provides payment services for claim administrators responsible for distributing funds from legal settlements, such as class action lawsuits. Claimants access the Company's platform, select their preferred method of payment, and funds are transferred to the claimant. Upon the transfer of funds, the Company is entitled to a fee paid by the claim administrator. Revenue is recognized upon each transfer of funds to a claimant.
Revenues within the scope of ASC 606 totaled $14.4 million and $9.2 million for the three months ended March 31, 2022, and 2021, respectively.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto; 2) other adverse financial market and economic conditions, including the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflict between Russia and Ukraine; 3) changes in interest rates and increased rate competition; 4) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 5) the inherent risk associated with accounting estimates, including the impact to the Company's allowance, provision for credit losses, and capital levels under the CECL accounting standard; 6) exposure to natural and man-made disasters in markets that the Company operates and the impact of climate change on the Company and its customers; 7) dependency on real estate and events that negatively impact the real estate market; 8) high concentration of commercial real estate, residential mortgage, and commercial and industrial loans; 9) residual risk retained by the Company on reference pools covered by credit linked notes; 10) exposure to environmental liabilities related to the properties to which the Company acquires title; 11) the Company's ability to compete in a highly competitive market; 12) expansion strategies that may not be successful; 13) uncertainty associated with digital payment initiatives; 14) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 15) dependence on low-cost deposits; 16) risks related to representations and warranties made on third-party loan sales; 17) ability to borrow from the FHLB or the FRB; 18) a change in the Company's creditworthiness; 19) information security breaches; 20) reliance on third parties to provide key components of the Company's infrastructure; 21) perpetration of fraud; 22) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 23) the replacement of LIBOR; 24) the Company's ability to adapt to technological change; 25) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 26) failure to comply with state and federal banking agency laws and regulations; 27) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 28) potential negative publicity and reputational harm from certain allegations with respect to the Phoenix Suns and Robert Sarver; and 29) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments: Acquisition of Digital Disbursements
On January 25, 2022, the Company completed its acquisition of Digital Settlement Technologies LLC, doing business as Digital Disbursements, a digital payments platform for the class action legal industry. DST's proprietary platform enables claimants to select their payment method, including direct-to-bank account options and popular digital wallets. This provides the Company with the internal capability to significantly increase efficacy, reduce distribution costs and improve potential fraud detection for the legal class action market. The acquisition is expected to grow the Company's deposit base and continue to extend the suite of legal banking services offered while serving adjacent sectors that will benefit from digital payments technology.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including blockchain-based offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome, and has added to its capabilities with the acquisition of DST on January 25, 2022, which provides digital payment services for the class action legal industry.
Financial Results Highlights for the First Quarter of 2022
•Net income available to common stockholders of $236.9 million, compared to $192.5 million for the first quarter 2021
•Diluted earnings per share of $2.22, compared to $1.90 per share for the first quarter 2021
•Net revenue of $555.8 million, an increase of 64.9%, or $218.8 million, compared to the first quarter 2021, with non-interest expense increase of 84.1%, or $113.6 million, compared to the first quarter 2021
•PPNR of $307.2 million, up 52.1% from $202.0 million in the first quarter 20211
•Total HFI loans of $41.1 billion, up $2.0 billion from December 31, 2021
•Total deposits of $52.2 billion, up $4.5 billion from December 31, 2021
•Stockholders' equity of $5.0 billion, an increase of $49.0 million from December 31, 2021
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.17% of total assets, from 0.27% at March 31, 2021
•Annualized net loan charge-offs to average loans outstanding of approximately 0.00%, compared to 0.02% for the first quarter 2021
•Net interest margin of 3.32%, compared to 3.37% in the first quarter 2021
•Tangible common equity ratio of 6.7%, compared to 7.9% at March 31, 20211
•Book value per common share of $43.56, an increase of 21.4% from $35.89 at March 31, 2021
•Tangible book value per share, net of tax, of $37.13, an increase of $4.11, or 12.4%, from $33.02 at March 31, 20211
•Efficiency ratio of 44.1% in the first quarter 2022, compared to 39.1% in the first quarter 20211
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2022.

1 See Non-GAAP Financial Measures section beginning on page 71.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Net income	$240.1	$192.5
Net income available to common stockholders	236.9	192.5
Earnings per share - basic	2.23	1.91
Earnings per share - diluted	2.22	1.90
Return on average assets	1.64%	1.93%
Return on average equity	19.5	22.1
Return on average tangible common equity (1)	23.9	24.2
Net interest margin	3.32	3.37
(1) See Non-GAAP Financial Measures section beginning on page 71.

	March 31, 2022	December 31, 2021
	(in millions)
Total assets	$60,576.1	$55,982.6
Loans HFS	4,761.6	5,635.1
Loans HFI, net of deferred loan fees and costs	41,119.1	39,075.4
Total deposits	52,159.5	47,612.0
Other borrowings	833.3	1,501.9
Qualifying debt	893.3	895.8
Stockholders' equity	5,011.6	4,962.6
Tangible common equity, net of tax (1)	4,020.9	4,035.2
(1) See Non-GAAP Financial Measures section beginning on page 71.
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

	March 31, 2022	December 31, 2021
	(dollars in millions)
Nonaccrual loans	$91.0	$72.6
Repossessed assets	11.7	11.7
Non-performing assets	105.6	87.3
Nonaccrual loans to funded loans	0.22%	0.19%
Nonaccrual and repossessed assets to total assets	0.17	0.15
Allowance for loan losses to funded loans	0.63	0.65
Allowance for credit losses to funded loans	0.73	0.74
Net charge-offs to average loans outstanding (1)	0.00	0.02
(1)Annualized on an actual/actual basis for the three months ended March 31, 2022. Actual year-to-date for the year ended December 31, 2021.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $60.6 billion at March 31, 2022 from $56.0 billion at December 31, 2021. The increase in total assets of $4.6 billion, or 8.2%, was driven by continued organic loan and deposit growth, which contributed to an increase in cash of $2.1 billion as well as an increase in investment securities of $725.5 million. HFI loans increased by $2.0 billion, or 5.2%, to $41.1 billion as of March 31, 2022, compared to $39.1 billion as of December 31, 2021. The increase in HFI loans from December 31, 2021 was driven by increases in residential real estate loans of $2.0 billion, CRE, non-owner occupied loans of $323.2 million, and construction and land development loans of $255.0 million. These increases were partially offset by decreases in commercial and industrial loans of $435.6 million and CRE, owner occupied loans of $92.7 million. In addition, HFS loans decreased by $873.5 million, from $5.6 billion as of December 31, 2021.
Total deposits increased $4.5 billion, or 9.6%, to $52.2 billion as of March 31, 2022 from $47.6 billion as of December 31, 2021. The increase in deposits from December 31, 2021 was driven by increases of $2.2 billion in non-interest bearing demand deposits, $1.3 billion in interest bearing demand deposits, and $1.3 billion in savings and money market accounts. These increases were partially offset by a decrease in certificates of deposit of $237.7 million.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$484.5	$334.1	$150.4
Interest expense	35.0	16.8	18.2
Net interest income	449.5	317.3	132.2
Provision for (recovery of) credit losses	9.0	(32.4)	41.4
Net interest income after provision for (recovery of) credit losses	440.5	349.7	90.8
Non-interest income	106.3	19.7	86.6
Non-interest expense	248.6	135.0	113.6
Income before provision for income taxes	298.2	234.4	63.8
Income tax expense	58.1	41.9	16.2
Net income	240.1	192.5	47.6
Dividends on preferred stock	3.2	—	3.2
Net income available to common stockholders	$236.9	$192.5	$44.4
Earnings per share:
Basic	$2.23	$1.91	$0.32
Diluted	2.22	1.90	0.32

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
The following table shows the components of PPNR for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net interest income	$449.5	$317.3
Total non-interest income	106.3	19.7
Net revenue	$555.8	$337.0
Total non-interest expense	248.6	135.0
Pre-provision net revenue	$307.2	$202.0
Less:
Provision for (recovery of) credit losses	9.0	(32.4)
Income tax expense	58.1	41.9
Net income	$240.1	$192.5
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Total non-interest expense	$248.6	$135.0
Divided by:
Total net interest income	$449.5	$317.3
Plus:
Tax equivalent interest adjustment	8.0	8.0
Total non-interest income	106.3	19.7
	$563.8	$345.0
Efficiency ratio - tax equivalent basis	44.1%	39.1%

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

	March 31, 2022	December 31, 2021
	(dollars and shares in millions)
Total stockholders' equity	$5,011.6	$4,962.6
Less:
Goodwill and intangible assets	698.2	634.8
Preferred stock	294.5	294.5
Total tangible common stockholders' equity	4,018.9	4,033.3
Plus: deferred tax - attributed to intangible assets	2.0	1.9
Total tangible common equity, net of tax	$4,020.9	$4,035.2

Total assets	$60,576.1	$55,982.6
Less: goodwill and intangible assets, net	698.2	634.8
Tangible assets	59,877.9	55,347.8
Plus: deferred tax - attributed to intangible assets	2.0	1.9
Total tangible assets, net of tax	$59,879.9	$55,349.7

Tangible common equity ratio	6.7%	7.3%
Common shares outstanding	108.3	106.6
Book value per common share	$43.56	$43.78
Tangible book value per common share, net of tax	37.13	37.84

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. Beginning as of March 31, 2022, capital ratios and amounts include a 25% reduction to the capital benefit that resulted from the increased allowance for credit losses related to the adoption of ASC 326.

	March 31, 2022	December 31, 2021
	(dollars in millions)
Common equity tier 1:
Common equity	$4,752.6	$4,715.4
Less:
Non-qualifying goodwill and intangibles	694.0	631.3
Disallowed deferred tax asset	1.8	—
AOCI related adjustments	(236.6)	16.4
Unrealized gain on changes in fair value liabilities	1.5	(0.7)
Common equity tier 1	$4,291.9	$4,068.4
Divided by: Risk-weighted assets	$47,772.1	$44,697.0
Common equity tier 1 ratio	9.0%	9.1%

Common equity tier 1	$4,291.9	$4,068.4
Plus: Preferred stock and trust preferred securities	376.0	375.9
Tier 1 capital	$4,667.9	$4,444.3
Divided by: Tangible average assets	$58,687.4	$56,972.9
Tier 1 leverage ratio	8.0%	7.8%

Total capital:
Tier 1 capital	$4,667.9	$4,444.3
Plus:
Subordinated debt	815.5	815.1
Adjusted allowances for credit losses	262.3	239.6
Tier 2 capital	$1,077.8	$1,054.7
Total capital	$5,745.7	$5,499.0
Total capital ratio	12.0%	12.3%

Classified assets to tier 1 capital plus allowance:
Classified assets	$365.1	$300.7
Divided by: Tier 1 capital	4,667.9	4,444.3
Plus: Adjusted allowances for credit losses	262.3	239.6
Total Tier 1 capital plus adjusted allowances for credit losses	$4,930.2	$4,683.9
Classified assets to tier 1 capital plus allowance	7.4%	6.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$6,521.5	$50.4	3.14%	$—	$—	—%
Loans held for investment:
Commercial and industrial	17,487.0	165.9	3.91	13,951.6	151.0	4.48
CRE - non-owner-occupied	6,689.6	73.2	4.44	5,649.7	65.1	4.68
CRE - owner-occupied	1,859.1	22.8	5.07	2,094.2	24.4	4.83
Construction and land development	3,090.0	41.7	5.47	2,484.8	35.6	5.81
Residential real estate	10,384.6	80.2	3.13	2,507.7	21.9	3.55
Consumer	51.6	0.5	3.95	34.5	0.4	5.39
Total HFI loans (1), (2), (3)	39,561.9	384.3	3.98	26,722.5	298.4	4.59
Securities:
Securities - taxable	5,534.0	29.9	2.19	4,531.4	18.5	1.66
Securities - tax-exempt	2,136.2	18.1	4.29	1,980.9	15.5	3.99
Total securities (1)	7,670.2	48.0	2.77	6,512.3	34.0	2.37
Other	2,057.7	1.8	0.36	5,864.0	1.7	0.12
Total interest earning assets	55,811.3	484.5	3.58	39,098.8	334.1	3.55
Non-interest earning assets
Cash and due from banks	244.8			166.1
Allowance for credit losses	(261.9)			(289.1)
Bank owned life insurance	180.5			176.6
Other assets	3,298.8			1,271.2
Total assets	$59,273.5			$40,423.6
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$7,743.1	$2.7	0.14%	$3,905.4	$1.3	0.13%
Savings and money market accounts	18,131.0	9.6	0.21	13,994.4	7.1	0.21
Certificates of deposit	1,920.2	1.8	0.38	1,681.1	2.4	0.59
Total interest-bearing deposits	27,794.3	14.1	0.21	19,580.9	10.8	0.22
Short-term borrowings	1,149.5	1.7	0.62	24.8	0.1	1.13
Long-term debt	769.9	10.8	5.67	—	—	—
Qualifying debt	896.0	8.4	3.81	547.2	5.9	4.39
Total interest-bearing liabilities	30,609.7	35.0	0.46	20,152.9	16.8	0.34
Interest cost of funding earning assets			0.26			0.18
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	22,580.0			15,972.6
Other liabilities	1,094.9			772.3
Stockholders’ equity	4,988.9			3,525.8
Total liabilities and stockholders' equity	$59,273.5			$40,423.6
Net interest income and margin (4)		$449.5	3.32%		$317.3	3.37%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.0 million for the three months ended March 31, 2022 and 2021.
(2)Included in the yield computation are net loan fees of $29.1 million and $32.9 million for the three months ended March 31, 2022 and 2021, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2022 versus 2021
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$50.4	$—	$50.4
Loans:
Commercial and industrial	33.5	(18.6)	14.9
CRE - non-owner occupied	11.4	(3.3)	8.1
CRE - owner-occupied	(2.9)	1.3	(1.6)
Construction and land development	8.2	(2.1)	6.1
Residential real estate	60.8	(2.5)	58.3
Consumer	0.2	(0.1)	0.1
Total HFI loans	111.2	(25.3)	85.9
Securities:
Securities - taxable	5.4	6.0	11.4
Securities - tax-exempt	1.3	1.3	2.6
Total securities	6.7	7.3	14.0
Other	(3.3)	3.4	0.1
Total interest income	165.0	(14.6)	150.4

Interest expense:
Interest-bearing transaction accounts	1.3	0.1	1.4
Savings and money market	2.2	0.3	2.5
Certificates of deposit	0.2	(0.8)	(0.6)
Short-term borrowings	1.7	(0.1)	1.6
Long-term debt	10.8	—	10.8
Qualifying debt	3.3	(0.8)	2.5
Total interest expense	19.5	(1.3)	18.2

Net change	$145.5	$(13.3)	$132.2
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2022, interest income was $484.5 million, an increase of $150.4 million, or 45.0%, compared to $334.1 million for the three months ended March 31, 2021. This increase was primarily the result of an $85.9 million increase in interest income from HFI loans that was driven by a $12.8 billion increase in the average HFI loan balance, coupled with an increase of interest income from HFS loans of $50.4 million. Interest income from investment securities also increased by $14.0 million for the comparable period due to an increase in the average investment balance of $1.2 billion.
For the three months ended March 31, 2022, interest expense was $35.0 million, an increase of $18.2 million, or 108.3%, compared to $16.8 million for the three months ended March 31, 2021. This increase was primarily the result of an increase in borrowings resulting from the AmeriHome acquisition, combined with the issuance of $600.0 million in subordinated debt and $469.6 million in credit linked notes in 2021.
For the three months ended March 31, 2022, net interest income was $449.5 million, an increase of $132.2 million, or 41.7%, compared to $317.3 million for the three months ended March 31, 2021. The increase in net interest income reflects a $16.7 billion increase in average interest-earning assets, partially offset by an increase of $10.5 billion in average interest-bearing liabilities. The decrease in net interest margin of 5 basis points to 3.32% is largely the result of a decrease in loan yields due to a loan portfolio shift towards residential mortgage loans and higher borrowing costs. The decrease to net interest margin was partially offset by higher investment yields compared to the same period in 2021.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios at the time that the loan is originated or the security is purchased. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended March 31, 2022, the Company recorded a provision for credit losses of $9.0 million, compared to a release of credit loss provisions of $32.4 million for the three months ended March 31, 2021. The increase in the provision for credit losses from the three months ended March 31, 2021 is primarily related to loan growth.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(in millions)
Net loan servicing revenue	$41.1	$—	$41.1
Net gain on loan origination and sale activities	36.9	—	36.9
Service charges and fees	7.0	6.7	0.3
Gain on sales of investment securities	6.9	0.1	6.8
Commercial banking related income	5.1	3.4	1.7
Income from equity investments	4.1	7.6	(3.5)
Gain on recovery from credit guarantees	2.3	—	2.3
Fair value loss on assets measured at fair value, net	(6.6)	(1.5)	(5.1)
Other income	9.5	3.4	6.1
Total non-interest income	$106.3	$19.7	$86.6
Total non-interest income for the three months ended March 31, 2022 compared to the same period in 2021 increased $86.6 million. The increase in non-interest income was driven by mortgage banking revenue as net loan servicing revenue and net gain on loan purchase, origination, and sale activities totaled $41.1 million and $36.9 million, respectively, for the three months ended March 31, 2022.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$138.3	$83.7	$54.6
Legal, professional, and directors' fees	24.0	10.1	13.9
Data processing	17.6	9.9	7.7
Occupancy	12.8	8.6	4.2
Loan servicing expenses	10.8	—	10.8
Deposit costs	9.3	6.3	3.0
Insurance	7.2	4.2	3.0
Loan acquisition and origination expenses	6.5	—	6.5
Business development and marketing	4.4	1.4	3.0
Net loss (gain) on sales and valuations of repossessed and other assets	0.1	(0.3)	0.4
Acquisition and restructure expenses	0.4	0.4	—
Other expense	17.2	10.7	6.5
Total non-interest expense	248.6	135.0	113.6
Total non-interest expense for the three months ended March 31, 2022 increased $113.6 million compared to the same period in 2021. The increase in non-interest expense was driven by the AmeriHome acquisition, which contributed to the increase in salaries and employee benefits of $54.6 million from the addition of approximately 1,000 employees and also the addition of expenses associated with mortgage banking activities, including loan servicing expenses of $10.8 million and loan acquisition and origination expenses of $6.5 million. In addition, the Company recognized increases in legal, professional, and directors' fees of $13.9 million and data processing expenses of $7.7 million, which were primarily related to an increase in IT and consulting initiatives as well as the integration of AmeriHome.
Income Taxes
The Company's effective tax rate was 19.5% and 17.9% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate was primarily due to projected pretax book income growth outpacing growth in permanent tax benefit items for the year and an increase in state tax expense.
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
•Consumer Related segment: offers consumer banking services, such as mortgage banking and commercial banking services to enterprises in consumer-related sectors.
•Corporate & Other segment: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2022	(in millions)
HFI loans, net of deferred loan fees and costs	$41,119.1	$25,794.8	$15,324.3	$—
Deposits	52,159.5	30,133.6	18,527.6	3,498.3

At December 31, 2021
HFI loans, net of deferred loan fees and costs	$39,075.4	$25,092.4	$13,983.0	$—
Deposits	47,612.0	30,466.8	15,362.9	1,782.3

Three Months Ended March 31, 2022	(in millions)
Pre-tax income (loss)	$298.2	$236.8	$126.9	$(65.5)

Three Months Ended March 31, 2021
Pre-tax income (loss)	$234.4	$220.9	$71.5	$(58.0)

BALANCE SHEET ANALYSIS
Total assets increased $4.6 billion, or 8.2%, to $60.6 billion at March 31, 2022, compared to $56.0 billion at December 31, 2021. The increase in total assets was driven by continued organic loan and deposit growth, which contributed to an increase in cash of $2.1 billion as well as an increase in investment securities. HFI loans increased by $2.0 billion, or 5.2%, to $41.1 billion as of March 31, 2022, compared to $39.1 billion as of December 31, 2021. The increase in HFI loans from December 31, 2021 was driven by increases in residential real estate loans of $2.0 billion, CRE, non-owner occupied loans of $323.2 million, and construction and land development loans of $255.0 million. These increases were partially offset by decreases in commercial and industrial loans of $435.6 million and CRE, owner occupied loans of $92.7 million. In addition, HFS loans decreased by $873.5 million, down from $5.6 billion as of December 31, 2021.
Total liabilities increased $4.5 billion, or 8.9%, to $55.6 billion at March 31, 2022, compared to $51.0 billion at December 31, 2021. The increase in liabilities is due primarily to an increase in total deposits of $4.5 billion, or 9.6%, to $52.2 billion. The increase in deposits from December 31, 2021 was driven by increases of $2.2 billion in non-interest bearing demand deposits, $1.3 billion in interest bearing demand deposits, and $1.3 billion in savings and money market accounts. These increases were partially offset by a decrease in certificates of deposit of $237.7 million. Other borrowings also decreased $668.6 million due to a decrease in overnight borrowings of $675.0 million.
Total stockholders’ equity $5.0 billion at March 31, 2022 increased by $49.0 million, or 1.0%, from December 31, 2021. The increase in stockholders' equity is primarily a function of net income and net proceeds of $107.7 million from issuance of common stock during the three months ended March 31, 2022, partially offset by quarterly dividends to shareholders and unrealized losses on AFS securities, net of tax, of $247.9 million recorded in other comprehensive income.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2022	December 31, 2021	Increase (Decrease)
	(in millions)
Debt securities
CLO	$2,055.3	$926.2	$1,129.1
Commercial MBS issued by GSEs	62.2	68.5	(6.3)
Corporate debt securities	415.3	382.9	32.4
Private label residential MBS	1,554.3	1,724.9	(170.6)
Residential MBS issued by GSEs	1,905.0	1,993.4	(88.4)
Tax-exempt	1,942.8	2,105.3	(162.5)
U.S. treasury securities	—	13.0	(13.0)
Other	78.3	81.7	(3.4)
Total debt securities	$8,013.2	$7,295.9	$717.3

Equity securities
CRA investments	$52.3	$44.6	$7.7
Preferred stock	112.4	113.9	(1.5)
Total equity securities	$164.7	$158.5	$6.2

Loans HFS
The Company began acquiring loans held for sale through the AmeriHome acquisition and as part of its ongoing mortgage banking business, the Company continues to purchase residential mortgage loans for sale or securitization. At March 31, 2022, the Company had $4.8 billion of loans HFS, compared to $5.6 billion at December 31, 2021.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2022	December 31, 2021	Increase (Decrease)
	(in millions)
Warehouse lending	$4,530.2	$5,155.9	$(625.7)
Municipal & nonprofit	1,497.0	1,579.2	(82.2)
Tech & innovation	1,538.5	1,417.8	120.6
Equity fund resources	3,688.5	3,829.8	(141.4)
Other commercial and industrial	6,752.5	6,465.7	286.8
CRE - owner occupied	1,635.7	1,723.7	(88.1)
Hotel franchise finance	2,694.7	2,534.0	160.8
Other CRE - non-owner occupied	4,115.1	3,951.8	163.3
Residential	11,234.9	9,242.8	1,992.1
Construction and land development	3,264.4	3,005.8	258.7
Other	167.6	168.9	(1.4)
Total loans HFI	41,119.1	39,075.4	2,043.7
Allowance for credit losses	(257.6)	(252.5)	(5.1)
Total loans HFI, net of allowance	$40,861.5	$38,822.9	$2,038.6
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $92.5 million and $85.7 million reduced the carrying value of loans as of March 31, 2022 and December 31, 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $205.8 million and $184.8 million increased the carrying value of loans as of March 31, 2022 and December 31, 2021, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. The Company’s loan portfolio includes significant credit exposure to the CRE market. Commercial and industrial loans made up 43% and 47% of the Company's HFI loan portfolio as of March 31, 2022 and December 31, 2021, respectively. In addition, CRE related loans accounted for approximately 29% of total loans at March 31, 2022 and December 31, 2021. Substantially all of these CRE loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 21% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2022 and December 31, 2021, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total HFI loans as of March 31, 2022 and December 31, 2021.
Non-performing Assets
Total non-performing loans increased by $18.3 million at March 31, 2022 to $93.9 million from $75.6 million at December 31, 2021.

	March 31, 2022	December 31, 2021
	(dollars in millions)
Total nonaccrual loans (1)	$91.0	$72.6
Loans past due 90 days or more on accrual status	—	—
Accruing troubled debt restructured loans	2.9	3.0
Total nonperforming loans	$93.9	$75.6
Other assets acquired through foreclosure, net	$11.7	$11.7
Nonaccrual loans to funded HFI loans	0.22%	0.19%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—
(1)Includes non-accrual TDR loans of $19.3 million and $17.8 million at March 31, 2022 and December 31, 2021, respectively.

Interest income that would have been recorded under the original terms of nonaccrual loans was $1.1 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.
The composition of nonaccrual HFI loans by loan portfolio segment were as follows:

	March 31, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	$18.1	19.9%	0.04%
Other commercial and industrial	12.4	13.6	0.03
CRE - owner occupied	10.5	11.6	0.03
Hotel franchise finance	10.2	11.2	0.02
Other CRE - non-owner occupied	13.7	15.1	0.03
Residential	22.6	24.8	0.06
Construction and land development	3.3	3.6	0.01
Other	0.2	0.2	0.00
Total non-accrual loans	$91.0	100.0%	0.22%

	December 31, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	$13.3	18.3%	0.03%
Equity fund resources	0.6	0.8	0.00
Other commercial and industrial	16.1	22.2	0.05
CRE - owner occupied	13.0	17.9	0.03
Other CRE - non-owner occupied	13.1	18.0	0.03
Residential	15.1	20.8	0.05
Construction and land development	1.0	1.4	0.00
Other	0.4	0.6	0.00
Total non-accrual loans	$72.6	100.0%	0.19%
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
The following table presents TDR loans:

	March 31, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	1	$4.1	2	$2.1
Other commercial and industrial	7	5.9	7	6.2
CRE - owner occupied	1	0.5	1	0.5
Other CRE - non-owner occupied	5	10.7	5	11.0
Construction and land development	1	1.0	1	1.0
Total	15	$22.2	16	$20.8

The allowance for credit losses on TDR loans totaled $1.0 million and zero as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, outstanding commitments on TDR loans totaled $4.0 million. There were no outstanding commitments on TDR loans as of December 31, 2021.
Allowance for Credit Losses on HFI Loans
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the allowance for credit losses on HFI loans by loan portfolio segment:

	March 31, 2022			December 31, 2021
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)			(dollars in millions)
Warehouse lending	$2.9	1.1%	11.0%	$3.0	1.2%	13.2%
Municipal & nonprofit	13.4	5.2	3.6	13.7	5.4	4.1
Tech & innovation	28.0	10.9	3.8	25.7	10.2	3.6
Equity fund resources	6.6	2.6	9.0	9.6	3.8	9.8
Other commercial and industrial	115.7	44.9	16.4	103.6	41.0	16.5
CRE - owner occupied	8.1	3.1	4.0	10.6	4.2	4.4
Hotel franchise finance	30.6	11.9	6.6	41.5	16.4	6.5
Other CRE - non-owner occupied	15.3	5.9	10.0	16.9	6.7	10.1
Residential	23.8	9.2	27.3	12.5	5.0	23.7
Construction and land development	10.7	4.2	7.9	12.5	5.0	7.7
Other	2.5	1.0	0.4	2.9	1.1	0.4
Total	$257.6	100.0%	100.0%	$252.5	100.0%	100.0%
During the three months ended March 31, 2022 and 2021, net loan charge-offs to average loans outstanding was approximately 0.00% and 0.02%, respectively.
In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $43.3 million and $37.6 million at March 31, 2022 and December 31, 2021, respectively, and is included in Other liabilities on the Consolidated Balance Sheets.

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

	March 31, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Municipal & nonprofit	1	$6.0	1.6%	0.01%
Tech & innovation	14	34.8	9.6	0.08
Other commercial and industrial	65	51.7	14.2	0.13
CRE - owner occupied	7	2.9	0.8	0.01
Hotel franchise finance	11	173.9	47.8	0.42
Other CRE - non-owner occupied	10	31.9	8.8	0.08
Residential	48	23.6	6.5	0.06
Construction and land development	2	9.0	2.5	0.02
Other	17	29.8	8.2	0.07
Total	175	$363.6	100.0%	0.88%

	December 31, 2021
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	13	$38.9	11.4%	0.10%
Other commercial and industrial	66	60.6	17.9	0.16
CRE - owner occupied	14	16.0	4.7	0.04
Hotel franchise finance	9	138.7	40.9	0.35
Other CRE - non-owner occupied	5	11.6	3.4	0.03
Residential	35	15.7	4.6	0.04
Construction and land development	7	28.1	8.3	0.07
Other	17	29.8	8.8	0.08
Total	166	$339.4	100.0%	0.87%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $950.3 million as of March 31, 2022.
The following is a summary of the UPB of loans underlying in the Company's MSR portfolio by type:

	March 31, 2022	December 31, 2021
	(in millions)
FNMA and FHLMC	$45,495.2	$38,753.9
GNMA	18,732.5	14,379.3
Non-agency	1,319.0	1,214.4
Total unpaid principal balance of loans	$65,546.7	$54,347.6

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $529.8 million at March 31, 2022. The increase from $491.3 million at December 31, 2021 is attributable to the DST acquisition in January 2022. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the acquisition.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2022 and 2021, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of March 31, 2022, the net DTA balance totaled $67.6 million, an increase of $46.7 million from $20.9 million at December 31, 2021. This overall increase in the net DTA was primarily the result of decreases in the fair market value of AFS securities, which were not fully offset by increases to MSRs.
At March 31, 2022 and December 31, 2021, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $52.2 billion at March 31, 2022, from $47.6 billion at December 31, 2021, an increase of $4.5 billion, or 9.6%. By deposit type, the increase in deposits is primarily attributable to increases in non-interest bearing demand deposits of $2.2 billion, interest bearing demand deposits of $1.3 billion, and savings and money market accounts of $1.3 billion. These increases were partially offset by a decrease in certificates of deposit of $237.7 million.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2022, the Company had $710.3 million of CDARS deposits and $2.0 billion of ICS deposits, compared to $729.2 million of CDARS deposits and $1.8 billion of ICS deposits at December 31, 2021. At March 31, 2022 and December 31, 2021, the Company also had wholesale brokered deposits of $2.5 billion and $1.8 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $13.1 billion and $10.8 billion at March 31, 2022 and December 31, 2021, respectively. The Company incurred $8.7 million and $5.8 million in deposit related costs on these deposits during the three months ended March 31, 2022 and 2021, respectively. These costs are reported in Deposit costs as part of non-interest expense. The increase in these costs from the prior year is due to an increase in deposit balances eligible for earnings credits or referral fees.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2022		2021
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$7,743.1	0.14%	$3,905.4	0.13%
Savings and money market accounts	18,131.0	0.21	13,994.4	0.21
Certificates of deposit	1,920.2	0.38	1,681.1	0.59
Total interest-bearing deposits	27,794.3	0.21	19,580.9	0.22
Non-interest-bearing demand deposits	22,580.0	—	15,972.6	—
Total deposits	$50,374.3	0.11%	$35,553.5	0.12%

Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB, federal funds purchased from correspondent banks or the FHLB, and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2022, total short-term borrowed funds consisted of secured borrowings of $52.3 million and customer repurchase agreements of $18.0 million. At December 31, 2021, total short-term borrowed funds consisted of federal funds purchased of $675.0 million, secured borrowings of $35.3 million, and customer repurchase agreements of $16.6 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes from the acquisition on April 7, 2021 and credit linked notes issued during the year ended December 31, 2021, inclusive of issuance costs and fair market value adjustments. At March 31, 2022, the carrying value of long-term borrowings was $763.0 million, compared to $775.0 million at December 31, 2021.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2022, the carrying value of qualifying debt was $893.3 million, compared to $895.8 million at December 31, 2021.

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
In connection with its adoption of CECL on January 1, 2020, the Company elected the five-year CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. As a result of this election, the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology was delayed for two years, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Beginning as of March 31, 2022, capital ratios and amounts include a 25% reduction to the capital benefit that resulted from the increased allowance for credit losses related to the adoption of ASC 326.
As a result of the Company's continued commercial loan growth and the acquisition of AmeriHome, the Company continues to undertake various capital actions to ensure that its capital levels remain strong, which during the three months ended March 31, 2022, included sales of common stock under the Company's ATM program. As of March 31, 2022 and December 31, 2021, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
March 31, 2022
WAL	$5,745.7	$4,667.9	$47,772.1	$58,687.4	12.0%	9.8%	8.0%	9.0%
WAB	5,393.0	4,907.8	47,728.8	58,689.3	11.3	10.3	8.4	10.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2021
WAL	$5,499.0	$4,444.3	$44,697.0	$56,972.9	12.3%	9.9%	7.8%	9.1%
WAB	5,119.9	4,657.5	44,726.1	56,961.6	11.4	10.4	8.2	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
With the acquisition of AmeriHome, the Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of March 31, 2022.

Critical Accounting Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting estimates upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The following table presents the available and outstanding balances on the Company's lines of credit:

	March 31, 2022
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$3,548.4	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The Company also has warehouse borrowing lines of credit assumed as part of the AmeriHome acquisition. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2022 are presented in the following table:

March 31, 2022
(in millions)
FHLB:
Borrowing capacity	$9,876.0
Outstanding borrowings	—
Letters of credit	21.0
Total available credit	$9,855.0

FRB:
Borrowing capacity	$4,069.4
Outstanding borrowings	—
Total available credit	$4,069.4

Warehouse borrowings:
Borrowing capacity	$1,000.0
Outstanding borrowings	—
Total available credit	$1,000.0
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2022, there was $10.5 billion in liquid assets, comprised of $2.6 billion in cash and cash equivalents, $2.7 billion in HFS loans, and $5.1 billion in unpledged marketable securities. At December 31, 2021, the Company maintained $8.7 billion in liquid assets, comprised of $516.4 million of cash and cash equivalents, $4.0 billion in HFS loans, and $4.2 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2022, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2022 and 2021, net cash provided by operating activities was $622.9 million and $100.1 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the three months ended March 31, 2022 and 2021 was reduced by $2.0 billion and $1.6 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $517.7 million and $2.4 billion, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2022 and 2021, net deposits increased $4.5 billion and $6.5 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2022, the Company has $710.3 million of CDARS and $2.0 billion of ICS deposits.
As of March 31, 2022, the Company has $2.5 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2022, there were no dividends paid from WAB to the Parent. Subsequent to March 31, 2022, WAB paid dividends to the Parent of $50.0 million.

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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2022, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the FOMC.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2022, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,818.1	$1,940.8	$2,200.2	$2,494.2
Interest Expense	122.1	157.0	295.6	436.0
Net Interest Income	$1,696.0	$1,783.8	$1,904.6	$2,058.2
% Change	(4.9)%		6.8%	15.4%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$1,878.3	$1,940.8	$2,043.2	$2,158.5
Interest Expense	133.0	157.0	218.8	281.9
Net Interest Income	$1,745.3	$1,783.8	$1,824.4	$1,876.6
% Change	(2.2)%		2.3%	5.2%
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
At March 31, 2022, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2022:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$61,370.4	$59,294.1	$57,526.5	$56,007.0	$54,699.0
Liabilities	50,034.7	48,541.2	47,213.1	46,018.4	44,936.8
Net Present Value	$11,335.7	$10,752.9	$10,313.4	$9,988.6	$9,762.2
% Change	5.4%		(4.1)%	(7.1)%	(9.2)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2022 and December 31, 2021:
Outstanding Derivatives Positions

March 31, 2022			December 31, 2021
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$440,144.9	$(16.1)	1.4	$480,765.9	$(49.6)	1.5

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A.Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2022	349	$95.20	—	$—
February 2022	185,185	93.51	—	—
March 2022	—	—	—	—
Total	185,534	$93.51	—	$—
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

10.1±
Letter Agreement, dated as of April 6, 2022, between Western Alliance Bancorporation and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on April 7, 2022).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Consolidated Income Statements for the three months ended March 31, 2022 and March 31, 2021 and three months ended March 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021 and three months ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and March 31, 2021 and the three months March 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

April 29, 2022	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

April 29, 2022	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

April 29, 2022	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer