Form 10-Q
period 2022-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2022-07-29
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2022, Western Alliance Bancorporation had 108,280,237 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
Aris	Aris Mortgage Holding Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC
TERMS:
AFS	Available-for-Sale	HELOC	Home Equity Line of Credit
ALCO	Asset and Liability Management Committee	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HFS	Held for Sale
APIC	Additional paid in capital	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	HUD	U.S. Department of Housing and Urban Development
ASU	Accounting Standards Update	ICS	Insured Cash Sweep Service
Basel III	Banking Supervision's December 2010 final capital framework	IRC	Internal Revenue Code
BOD	Board of Directors	IRLC	Interest Rate Lock Commitment
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	ISDA	International Swaps and Derivatives Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LGD	Loss Given Default
CBOE	Chicago Board Options Exchange	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CECL	Current Expected Credit Losses	MBS	Mortgage-Backed Securities
CEO	Chief Executive Officer	MSA	Metropolitan Statistical Area
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Right
CFO	Chief Financial Officer	NOL	Net Operating Loss
CFPB	Consumer Financial Protection Bureau	NPV	Net Present Value
CLO	Collateralized Loan Obligation	NYSE	New York Stock Exchange
COVID-19	Coronavirus Disease 2019	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
DTA	Deferred Tax Asset	PCD	Purchased Credit Deteriorated
EAD	Exposure at Default	PD	Probability of Default
EBO	Early buyout	PPNR	Pre-Provision Net Revenue
EPS	Earnings per share	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	ROU	Right of use
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	SR	Supervision and Regulation Letters
FICO	The Financing Corporation	TDR	Troubled Debt Restructuring
FNMA	Federal National Mortgage Association	TEB	Tax Equivalent Basis
FOMC	Federal Open Market Committee	TSR	Total Shareholder Return
FRB	Federal Reserve Bank	UPB	Unpaid Principal Balance
FTC	Federal Trade Commission	USDA	United States Department of Agriculture
FVO	Fair Value Option	VA	Veterans Affairs
GAAP	U.S. Generally Accepted Accounting Principles	VIE	Variable Interest Entity
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language
GSE	Government-Sponsored Enterprise

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$233	$166
Interest-bearing deposits in other financial institutions	1,653	350
Cash, cash equivalents and restricted cash	1,886	516
Investment securities - AFS, at fair value; amortized cost of $7,960 at June 30, 2022 and $6,167 at December 31, 2021	7,268	6,189
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $3 and $5 (fair value of $1,122 and $1,146) at June 30, 2022 and December 31, 2021, respectively	1,215	1,102
Investment securities - equity	170	159
Investments in restricted stock, at cost	149	92
Loans HFS	2,803	5,635
Loans HFI, net of deferred loan fees and costs	48,572	39,075
Less: allowance for credit losses	(273)	(252)
Net loans held for investment	48,299	38,823
Mortgage servicing rights	826	698
Premises and equipment, net	210	182
Operating lease right of use asset	136	133
Bank owned life insurance	180	180
Goodwill and intangible assets, net	695	635
Deferred tax assets, net	223	21
Investments in LIHTC and renewable energy	722	631
Other assets	1,273	987
Total assets	$66,055	$55,983
Liabilities:
Deposits:
Non-interest-bearing demand	$23,721	$21,353
Interest-bearing	29,991	26,259
Total deposits	53,712	47,612
Other borrowings	5,210	1,502
Qualifying debt	891	896
Operating lease liability	151	143
Other liabilities	1,132	867
Total liabilities	61,096	51,020
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at June 30, 2022 and December 31, 2021)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 110,820,001 shares issued at June 30, 2022 and 108,981,341 at December 31, 2021) and additional paid in capital	2,095	1,966
Treasury stock, at cost (2,538,190 shares at June 30, 2022 and 2,350,021 shares at December 31, 2021)	(104)	(87)
Accumulated other comprehensive (loss) income	(518)	16
Retained earnings	3,191	2,773
Total stockholders’ equity	4,959	4,963
Total liabilities and stockholders’ equity	$66,055	$55,983
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$516.6	$353.8	$951.3	$652.2
Investment securities	57.6	41.8	104.3	74.6
Dividends and other	5.4	2.9	8.5	5.8
Total interest income	579.6	398.5	1,064.1	732.6
Interest expense:
Deposits	27.1	11.6	41.2	22.4
Qualifying debt	8.6	7.2	17.0	13.1
Other borrowings	18.9	9.2	31.4	9.3
Total interest expense	54.6	28.0	89.6	44.8
Net interest income	525.0	370.5	974.5	687.8
Provision for (recovery of) credit losses	27.5	(14.5)	36.5	(46.9)
Net interest income after provision for (recovery of) credit losses	497.5	385.0	938.0	734.7
Non-interest income:
Net loan servicing revenue (expense)	45.4	(20.8)	86.5	(20.8)
Net gain on loan origination and sale activities	27.2	132.0	64.1	132.0
Gain on recovery from credit guarantees	9.0	—	11.3	—
Service charges and fees	7.6	7.4	14.6	14.1
Commercial banking related income	5.8	4.5	10.9	7.9
Income from equity investments	5.2	6.8	9.3	14.4
(Loss) gain on sales of investment securities	(0.2)	—	6.7	0.1
Fair value (loss) gain on assets measured at fair value, net	(10.0)	3.2	(16.6)	1.7
Other income	5.0	2.9	14.5	6.3
Total non-interest income	95.0	136.0	201.3	155.7
Non-interest expense:
Salaries and employee benefits	139.0	128.9	277.3	212.6
Legal, professional, and directors' fees	25.1	14.0	49.1	24.1
Data processing	19.7	15.0	37.3	24.9
Deposit costs	18.1	7.1	27.4	13.4
Loan servicing expenses	14.7	22.3	25.5	22.3
Occupancy	13.0	10.4	25.8	19.0
Insurance	6.9	5.5	14.1	9.7
Loan acquisition and origination expenses	6.4	10.5	12.9	10.5
Business development and marketing	5.4	3.2	9.8	4.6
Net gain on sales and valuations of repossessed and other assets	(0.3)	(1.5)	(0.2)	(1.8)
Acquisition and restructure expenses	—	15.7	0.4	16.1
Other expense	20.9	13.7	38.1	24.4
Total non-interest expense	268.9	244.8	517.5	379.8
Income before provision for income taxes	323.6	276.2	621.8	510.6
Income tax expense	63.4	52.4	121.5	94.3
Net income	260.2	223.8	500.3	416.3
Dividends on preferred stock	3.2	—	6.4	—
Net income available to common stockholders	$257.0	$223.8	$493.9	$416.3

Earnings per share:
Basic	$2.40	$2.18	$4.63	$4.09
Diluted	2.39	2.17	4.61	4.07
Weighted average number of common shares outstanding:
Basic	107.3	102.7	106.7	101.8
Diluted	107.7	103.4	107.1	102.4
Dividends declared per common share	$0.35	$0.25	$0.70	$0.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$260.2	$223.8	$500.3	$416.3
Other comprehensive income (loss), net:
Unrealized (loss) gain on AFS securities, net of tax effect of $93.3, $(14.6), $174.1, and $8.9 respectively	(284.5)	44.8	(532.4)	(27.2)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(0.7), $0.0, $(1.4), and $0.1 respectively	2.0	(0.2)	4.2	(0.5)
Realized gain on sale of AFS securities included in income, net of tax effect of $0.1, $0.0, $1.9, and $0.0 respectively	(0.3)	—	(5.4)	(0.1)
Net other comprehensive (loss) gain	(282.8)	44.6	(533.6)	(27.8)
Comprehensive (loss) income	$(22.6)	$268.4	$(33.3)	$388.5
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, March 31, 2021	—	$—	103.4	$—	$1,608.2	$(84.0)	$19.9	$2,168.6	$3,712.7
Net income	—	—	—	—	—	—	—	223.8	223.8
Restricted stock, performance stock units, and other grants, net	—	—	0.1	—	9.6	—	—	—	9.6
Restricted stock surrendered (1)	—	—	—	—	—	(0.2)	—	—	(0.2)
Common stock issuance, net	—	—	0.7	—	69.8	—	—	—	69.8
Dividends paid to common stockholders	—	—	—	—	—	—	—	(25.8)	(25.8)
Other comprehensive loss, net	—	—	—	—	—	—	44.6	—	44.6
Balance, June 30, 2021	—	$—	104.2	$—	$1,687.6	$(84.2)	$64.5	$2,366.6	$4,034.5

Balance, March 31, 2022	12.0	$294.5	108.3	$—	$2,083.7	$(104.1)	$(235.1)	$2,972.6	$5,011.6
Net income	—	—	—	—	—	—	—	260.2	260.2
Restricted stock, performance stock units, and other grants, net	—	—	—	—	11.1	—	—	—	11.1
Restricted stock surrendered (1)	—	—	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(37.9)	(37.9)
Other comprehensive loss, net	—	—	—	—	—	—	(282.8)	—	(282.8)
Balance, June 30, 2022	12.0	$294.5	108.3	$—	$2,094.8	$(104.3)	$(517.9)	$3,191.7	$4,958.8

	Six Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2020	—	$—	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	—	—	416.3	416.3
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	17.7	—	—	—	17.7
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(13.1)	—	—	(13.1)
Common stock issuance, net	—	—	3.0	—	279.0	—	—	—	279.0
Dividends paid to common stockholders	—	—	—	—	—	—	—	(51.1)	(51.1)
Other comprehensive income, net	—	—	—	—	—	—	(27.8)	—	(27.8)
Balance, June 30, 2021	—	$—	104.2	$—	$1,687.6	$(84.2)	$64.5	$2,366.6	$4,034.5

Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	500.3	500.3
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	20.9	—	—	—	20.9
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(17.5)	—	—	(17.5)
Common stock issuance, net	—	—	1.3	—	107.7	—	—	—	107.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(6.4)	(6.4)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(75.2)	(75.2)
Other comprehensive loss, net	—	—	—	—	—	—	(533.6)	—	(533.6)
Balance, June 30, 2022	12.0	$294.5	108.3	$—	$2,094.8	$(104.3)	$(517.9)	$3,191.7	$4,958.8

(1)Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$500.3	$416.3
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	36.5	(46.9)
Depreciation and amortization	22.8	15.0
Stock-based compensation	20.9	17.5
Deferred income taxes	(10.9)	10.3
Amortization of net premiums for investment securities	12.3	21.4
Amortization of tax credit investments	28.8	23.7
Amortization of operating lease right of use asset	10.8	6.7
Amortization of net deferred loan fees and net purchase premiums	(30.5)	(38.7)
Purchases and originations of loans HFS	(25,371.0)	(21,841.1)
Proceeds from sales and payments on loans held for sale	26,301.5	20,582.6
Mortgage servicing rights capitalized upon sale of mortgage loans	(397.5)	(282.3)
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(109.8)	20.3
Other	4.9	1.5
Changes in other assets and liabilities, net	(59.1)	(29.8)
Net cash provided by (used in) operating activities	$960.0	$(1,123.5)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(2,235.4)	$(2,927.2)
Principal pay downs and maturities	410.5	963.3
Proceeds from sales	119.6	—
Investment securities - HTM
Purchases	(129.5)	(406.4)
Principal pay downs and maturities	18.9	4.4
Equity securities carried at fair value
Purchases	(34.9)	(28.4)
Redemptions	0.3	2.4
Proceeds from sales	14.1	0.6
Proceeds from sale of mortgage servicing rights and related holdbacks, net	363.8	777.6
Purchase of other investments	(168.6)	(57.1)
Net increase in loans HFI	(7,954.5)	(3,523.8)
Purchase of premises, equipment, and other assets, net	(47.4)	(13.6)
Cash consideration paid for acquisitions, net of cash acquired	(50.0)	(1,013.4)
Net cash used in investing activities	$(9,693.1)	$(6,221.6)
Cash flows from financing activities:
Net increase in deposits	$6,100.1	$9,990.5
Net proceeds from issuance of long-term debt	486.6	831.4
Payments on long-term debt	(17.4)	—
Net increase (decrease) in short-term borrowings	3,524.6	(2,967.7)
Cash paid for tax withholding on vested restricted stock and other	(17.5)	(12.9)
Cash dividends paid on common stock and preferred stock	(81.6)	(51.1)
Proceeds from issuance of common stock in offerings, net	107.7	279.0
Net cash provided by financing activities	$10,102.5	$8,069.2
Net increase in cash, cash equivalents, and restricted cash	1,369.4	724.1
Cash, cash equivalents, and restricted cash at beginning of period	516.4	2,671.7
Cash, cash equivalents, and restricted cash at end of period	$1,885.8	$3,395.8

	Six Months Ended June 30,
	2022	2021
	(in millions)
Supplemental disclosure:
Cash paid during the period for:
Interest	$87.9	$94.4
Income taxes, net	185.0	111.1
Non-cash operating, investing, and financing activity:
Transfer of EBO loans previously classified as HFS to HFI	$1,505.7	$—
Transfers of mortgage-backed securities in settlement of secured borrowings	281.5	312.8
Net increase in unfunded commitments and obligations	207.2	118.7
Net increase in unsettled loans HFI and investment securities purchased	22.7	618.4
Transfers of securitized loans HFS to AFS securities	89.6	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit, and treasury management capabilities, including 24/7 funds transfer and other blockchain-based offerings through its wholly-owned banking subsidiary, WAB.
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
In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR. Since the issuance of this guidance, cessation of U.S. dollar LIBOR has been extended to June 30, 2023. The amendments in this update provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform.
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
Principles of consolidation
As of June 30, 2022, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2022 and 2021 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Equity securities are carried at their estimated fair value, with changes in fair value required to be reported in earnings as part of non-interest income.
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

Loans held for sale
The Company began holding loans HFS in connection with the AmeriHome acquisition and continues to purchase and originate loans as part of its mortgage banking business. Loans HFS are reported at fair value or the lower of cost or fair value, depending on the acquisition source. The Company has elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Alternatively, delinquent loans repurchased under the terms of the GNMA MBS program, referred to as EBO loans, and which are classified as HFS, are reported at the lower of cost or fair value. For EBO loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance and any changes in the valuation allowance are included in Net gain on loan origination and sale activities in the Consolidated Income Statement.
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
Recognition of interest income on non-government guaranteed or insured loans HFS is suspended and accrued unpaid interest receivable is reversed against interest income when loans become 90 days delinquent or when recovery of income and principal becomes doubtful. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For government guaranteed or insured loans HFS that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture and note rates, as adjusted for probability of default for FHA loans and at the note rate for VA and USDA loans.
If management determines that it no longer intends to sell loans classified as HFS, such loans will be transferred to HFI classification. Loans transferred from HFS to HFI are transferred at amortized cost, and any valuation allowance previously recorded is reversed through the Consolidated Income Statement at the time of the transfer. The loans are then evaluated to determine the allowance for credit losses in accordance with the Company's policy as described in the Allowance for credit losses on HFI loans section within this note.
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
Nonaccrual loans
When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when the loan has become delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely. Past due status is based on the contractual terms of the loan. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection. For government guaranteed or insured loans HFS that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture rate and note rates, as adjusted for probability of default for FHA loans, and at the note rate for VA and USDA loans.
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
Allowance for credit losses on HFI loans
Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the allowance for credit losses. The allowance for credit losses is an estimate of life-of-loan losses for the Company's loans HFI. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a loan to present the net amount expected to be collected on the loan. The estimate of expected credit losses excludes accrued interest receivable on these loans, except for accrued interest related to the Residential-EBO loan pool. Accrued interest receivable, net of an allowance for credit losses on the Residential-EBO loan pool, is included in Other assets on the Consolidated Balance Sheet. Expected recoveries of amounts previously written off and expected to be written off are included in the valuation account and may not exceed the aggregate of amounts previously written off and expected to be written off. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
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

Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with determination of credit rating. With the exception of residential loans, all accruing loans graded substandard or worse with a total commitment of $1.0 million or more are assigned a reserve based on an individual evaluation. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals, and assessment of borrower guarantees.
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

Other commercial real estate, non-owner occupied
The other commercial real estate, non-owner occupied segment is comprised of loans that are collateralized by real estate where the owner is not the primary tenant, but are not originated within the Company's specialty business lines. The model used to estimate expected credit losses for this loan segment is the same as the model used for the hotel franchise finance portfolio segment.
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
Residential - EBO
The residential EBO loan portfolio segment is comprised of government guaranteed loans collateralized primarily by first liens on 1-4 residential family properties purchased from the FHA, VA, or USDA, which were at least three months delinquent at the time of purchase. These loans differ from the residential loans included in the Company's Residential loan portfolio segment as the principal balance of these loans are government guaranteed. The Company has not recognized an allowance for credit losses on this portfolio segment as management's expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current and forecasted conditions, is zero.
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
Mortgage servicing rights
The Company generates MSRs from its mortgage banking business. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. MSRs represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure MSRs at fair value and report changes in fair value in current period income as a component of Net loan servicing revenue in the Consolidated Income Statement.
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
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the three and six months ended June 30, 2022 or 2021.
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

Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. With the acquisition of AmeriHome, the Company's economic hedging volume has substantially increased. The Company enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated rather than purchased, and intended for HFI classification. As of June 30, 2022, all IRLCs qualify as derivative instruments. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments and interest rate futures. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2022 and December 31, 2021. The estimated fair value amounts for June 30, 2022 and December 31, 2021 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. Acquisition and restructure expenses related to the DST acquisition of $0.4 million for the six months ended June 30, 2022, were included as a component of non-interest expense in the Consolidated Income Statement, all of which are acquisition related costs as defined by ASC 805. There were no acquisition and restructure expenses incurred during the three months ended June 30, 2022.
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
Total cash consideration of $1.2 billion was paid in exchange for all of the issued and outstanding membership interests of Aris. AmeriHome's results of operations have been included in the Company's results beginning April 7, 2021 and are reported as part of the Consumer Related segment. There were no acquisition and restructure expenses related to the AmeriHome acquisition recognized during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company recognized $15.7 million and $16.1 million, respectively, in acquisition and restructure expenses related to the AmeriHome acquisition. Approximately $3.1 million and $3.4 million for the three and six months ended June 30, 2021, respectively, were recorded as acquisition related costs as defined by ASC 805.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values, which are final.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in millions)
Interest income	$400.5	$753.8
Non-interest income	132.4	222.0
Net income	243.8	424.0

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$207	$—	$(33)	$174
Tax-exempt	1,011	4	(67)	948
Total HTM securities	$1,218	$4	$(100)	$1,122

Available-for-sale debt securities
CLO	$2,787	$—	$(109)	$2,678
Commercial MBS issued by GSEs	66	—	(5)	61
Corporate debt securities	425	—	(26)	399
Private label residential MBS	1,491	—	(179)	1,312
Residential MBS issued by GSEs	2,096	—	(275)	1,821
Tax-exempt	1,020	1	(97)	924
Other	75	8	(10)	73
Total AFS debt securities	$7,960	$9	$(701)	$7,268

Equity securities
CRA investments	$54	$—	$(3)	$51
Preferred stock	124	—	(5)	119
Total equity securities	$178	$—	$(8)	$170

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$217	$—	$(2)	$215
Tax-exempt	890	43	(2)	931
Total HTM securities	$1,107	$43	$(4)	$1,146

Available-for-sale debt securities
CLO	$926	$1	$(1)	$926
Commercial MBS issued by GSEs	68	1	—	69
Corporate debt securities	383	9	(9)	383
Private label residential MBS	1,529	3	(24)	1,508
Residential MBS issued by GSEs	2,028	7	(42)	1,993
Tax-exempt	1,145	71	(1)	1,215
U.S. treasury securities	13	—	—	13
Other	75	11	(4)	82
Total AFS debt securities	$6,167	$103	$(81)	$6,189

Equity securities
CRA investments	$45	$—	$—	$45
Preferred stock	107	8	(1)	114
Total equity securities	$152	$8	$(1)	$159
Securities with carrying amounts of approximately $1.9 billion and $2.2 billion at June 30, 2022 and December 31, 2021, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$104	$2,493	$5	$125	$109	$2,618
Commercial MBS issued by GSEs	2	44	3	15	5	59
Corporate debt securities	18	294	8	92	26	386
Private label residential MBS	123	1,002	56	300	179	1,302
Residential MBS issued by GSEs	136	1,153	139	662	275	1,815
Tax-exempt	97	843	—	—	97	843
Other	3	19	7	25	10	44
Total AFS securities	$483	$5,848	$218	$1,219	$701	$7,067

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$1	$171	$—	$—	$1	$171
Commercial MBS issued by GSEs	1	19	—	—	1	19
Corporate debt securities	9	107	—	—	9	107
Private label residential MBS	24	1,250	—	—	24	1,250
Residential MBS issued by GSEs	32	1,356	9	142	41	1,498
Tax-exempt	1	141	—	—	1	141
Other	—	2	4	28	4	30
Total AFS securities	$68	$3,046	$13	$170	$81	$3,216
The total number of AFS debt securities in an unrealized loss position at June 30, 2022 is 785, compared to 179 at December 31, 2021.
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
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three and six months ended June 30, 2022 and 2021. In addition, as of June 30, 2022 and December 31, 2021, no allowance for credit losses on the Company's AFS securities has been recognized.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities:

	Three Months Ended June 30, 2022
	Balance, March 31, 2022	Provision for Credit Losses	Write-offs	Recoveries	Balance, June 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$3	$—	$—	$—	$3

	Six Months Ended June 30, 2022
	Balance, December 31, 2021	Recovery of Credit Losses	Write-offs	Recoveries	Balance, June 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5	$(2)	$—	$—	$3

	Three Months Ended June 30, 2021:
	Balance, March 31, 2021	Recovery of Credit Losses	Write-offs	Recoveries	Balance June 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$9	$(3)	$—	$—	$6

	Six Months Ended June 30, 2021:
	Balance, January 1, 2021	Recovery of Credit Losses	Write-offs	Recoveries	Balance June 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$7	$(1)	$—	$—	$6

No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $3 million at June 30, 2022 and December 31, 2021, and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2022 and December 31, 2021, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	June 30, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$207	$207
Tax-exempt	—	—	—	—	—	—	1,011	1,011
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,218	$1,218

Available-for-sale debt securities
CLO	$262	$—	$2,139	$277	$—	$—	$—	$2,678
Commercial MBS issued by GSEs	—	61	—	—	—	—	—	61
Corporate debt securities	—	—	—	74	325	—	—	399
Private label residential MBS	1,215	—	96	—	1	—	—	1,312
Residential MBS issued by GSEs	—	1,821	—	—	—	—	—	1,821
Tax-exempt	17	16	418	445	—	—	28	924
Other	—	—	10	9	27	8	19	73
Total AFS securities (1)	$1,494	$1,898	$2,663	$805	$353	$8	$47	$7,268

Equity securities
CRA investments	$—	$25	$—	$—	$—	$—	$26	$51
Preferred stock	—	—	—	—	90	18	11	119
Total equity securities (1)	$—	$25	$—	$—	$90	$18	$37	$170
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$217	$217
Tax-exempt	—	—	—	—	—	—	890	890
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,107	$1,107

Available-for-sale debt securities
CLO	$45	$—	$636	$245	$—	$—	$—	$926
Commercial MBS issued by GSEs	—	69	—	—	—	—	—	69
Corporate debt securities	—	—	—	45	319	19	—	383
Private label residential MBS	1,420	—	87	—	1	—	—	1,508
Residential MBS issued by GSEs	—	1,993	—	—	—	—	—	1,993
Tax-exempt	43	40	469	629	—	—	34	1,215
U.S. treasury securities	—	13	—	—	—	—	—	13
Other	—	—	12	10	30	10	20	82
Total AFS securities (1)	$1,508	$2,115	$1,204	$929	$350	$29	$54	$6,189

Equity securities
CRA investments	$—	$28	$—	$—	$—	$—	$17	$45
Preferred stock	—	—	—	—	79	20	15	114
Total equity securities (1)	$—	$28	$—	$—	$79	$20	$32	$159
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2022, the Company does not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of June 30, 2022, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2022
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$42	$42
After one year through five years	18	18
After five years through ten years	7	7
After ten years	944	881
Mortgage-backed securities	207	174
Total HTM securities	$1,218	$1,122

Available-for-sale
Due in one year or less	$2	$2
After one year through five years	125	117
After five years through ten years	1,161	1,116
After ten years	3,019	2,839
Mortgage-backed securities	3,653	3,194
Total AFS securities	$7,960	$7,268
During the three and six months ended June 30, 2022, the Company sold securities with a carrying value of $22 million and $107 million, respectively, and incurred a loss of $0.2 million and a gain of $6.9 million, respectively, on these sales. During the six months ended June 30, 2022, the Company sold certain AFS securities as part of the Company's interest rate management actions to secure gains on tax-exempt municipal securities that were purchased at a discount at the onset of the COVID-19 pandemic. During the three and six months ended June 30, 2021, the Company did not have significant sales of investment securities.

4. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. The following is a summary of loans HFS by type:

	June 30, 2022	December 31, 2021
	(in millions)
Government-insured or guaranteed:
EBO (1)	$195	$1,693
Non-EBO	1,093	1,396
Total government-insured or guaranteed	1,288	3,089
Agency-conforming	1,515	2,483
Non-agency	—	63
Total loans HFS	$2,803	$5,635
(1)    EBO loans are delinquent FHA, VA, or USDA loans repurchased under the terms of the Ginnie Mae MBS program that can be repooled or resold when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
During the three months ended June 30, 2022, the Company transferred $1.5 billion of EBO loans previously classified as HFS to HFI as management no longer intends to sell these loans. In addition, during the three months ended June 30, 2022, the Company purchased $481 million in EBO loans that were designated as HFI.
As of June 30, 2022 and December 31, 2021, there were no loans HFS that were pledged to secure warehouse borrowings.
The following is a summary of the net gain on loan purchase, origination, and sale activities:

	Three Months Ended June 30, 2022	April 7, 2021 through June 30, 2021	Six Months Ended June 30, 2022
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$193.4	$282.3	$397.5
Net proceeds from sale of loans (1)	(361.7)	(143.6)	(698.6)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.8	(0.7)	1.6
Change in fair value of loans held for sale	59.3	13.2	(6.9)
Change in fair value of derivatives related to loans HFS:
Unrealized (loss) gain on derivatives	(49.8)	(55.2)	31.4
Realized gain on derivatives	167.9	9.4	303.5
Total change in fair value of derivatives	118.1	(45.8)	334.9
Net gain on loans held for sale	$9.9	$105.4	$28.5
Loan acquisition and origination fees	17.3	26.6	35.6
Net gain on loan origination and sale activities	$27.2	$132.0	$64.1
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Warehouse lending	$5,132	$5,156
Municipal & nonprofit	1,548	1,579
Tech & innovation	1,648	1,418
Equity fund resources	4,752	3,830
Other commercial and industrial	7,832	6,465
CRE - owner occupied	1,681	1,723
Hotel franchise finance	3,112	2,534
Other CRE - non-owner occupied	4,625	3,952
Residential	12,967	9,243
Residential - EBO	1,897	—
Construction and land development	3,199	3,006
Other	179	169
Total loans HFI	48,572	39,075
Allowance for credit losses	(273)	(252)
Total loans HFI, net of allowance	$48,299	$38,823
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $122 million and $86 million reduced the carrying value of loans as of June 30, 2022 and December 31, 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $192 million and $185 million increased the carrying value of loans as of June 30, 2022 and December 31, 2021, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	June 30, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Tech & innovation	$—	$5	$5	$—
Other commercial and industrial	18	5	23	—
CRE - owner occupied	7	2	9	—
Hotel franchise finance	—	10	10	—
Other CRE - non-owner occupied	19	1	20	—
Residential	—	17	17	—
Residential - EBO	—	—	—	827
Construction and land development	1	—	1	—
Total	$45	$40	$85	$827
Loan contractually delinquent by 90 days or more and still accruing totaled $827 million at June 30, 2022 and consist entirely of government guaranteed EBO residential loans.

	December 31, 2021
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Tech & innovation	$2	$11	$13	$—
Equity fund resources	—	1	1	—
Other commercial and industrial	13	3	16	—
CRE - owner occupied	12	1	13	—
Other CRE - non-owner occupied	11	2	13	—
Residential	—	15	15	—
Construction and land development	1	—	1	—
Other	—	1	1	—
Total	$39	$34	$73	$—
The reduction in interest income associated with loans on nonaccrual status was approximately $1.2 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	June 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,132	$—	$—	$—	$—	$5,132
Municipal & nonprofit	1,548	—	—	—	—	1,548
Tech & innovation	1,648	—	—	—	—	1,648
Equity fund resources	4,751	1	—	—	1	4,752
Other commercial and industrial	7,823	9	—	—	9	7,832
CRE - owner occupied	1,681	—	—	—	—	1,681
Hotel franchise finance	3,112	—	—	—	—	3,112
Other CRE - non-owner occupied	4,625	—	—	—	—	4,625
Residential	12,859	100	8	—	108	12,967
Residential - EBO	868	134	68	827	1,029	1,897
Construction and land development	3,199	—	—	—	—	3,199
Other	179	—	—	—	—	179
Total loans	$47,425	$244	$76	$827	$1,147	$48,572

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,156	$—	$—	$—	$—	$5,156
Municipal & nonprofit	1,579	—	—	—	—	1,579
Tech & innovation	1,418	—	—	—	—	1,418
Equity fund resources	3,830	—	—	—	—	3,830
Other commercial and industrial	6,465	—	—	—	—	6,465
CRE - owner occupied	1,723	—	—	—	—	1,723
Hotel franchise finance	2,534	—	—	—	—	2,534
Other CRE - non-owner occupied	3,952	—	—	—	—	3,952
Residential	9,191	51	1	—	52	9,243
Construction and land development	3,006	—	—	—	—	3,006
Other	169	—	—	—	—	169
Total loans	$39,023	$51	$1	$—	$52	$39,075

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
June 30, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$32	$231	$2	$—	$—	$—	$4,867	$5,132
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$32	$231	$2	$—	$—	$—	$4,867	$5,132

Municipal & nonprofit
Pass	$73	$155	$193	$74	$45	$1,002	$—	$1,542
Special mention	—	—	—	6	—	—	—	6
Classified	—	—	—	—	—	—	—	—
Total	$73	$155	$193	$80	$45	$1,002	$—	$1,548

Tech & innovation
Pass	$263	$698	$88	$59	$5	$1	$471	$1,585
Special mention	4	17	8	—	—	—	29	58
Classified	—	—	1	4	—	—	—	5
Total	$267	$715	$97	$63	$5	$1	$500	$1,648

Equity fund resources
Pass	$848	$35	$—	$—	$—	$2	$3,867	$4,752
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$848	$35	$—	$—	$—	$2	$3,867	$4,752

Other commercial and industrial
Pass	$2,277	$1,818	$252	$299	$195	$189	$2,695	$7,725
Special mention	1	6	20	21	17	—	9	74
Classified	4	1	8	6	1	1	12	33
Total	$2,282	$1,825	$280	$326	$213	$190	$2,716	$7,832

CRE - owner occupied
Pass	$160	$368	$192	$177	$223	$462	$53	$1,635
Special mention	—	10	—	—	—	7	2	19
Classified	8	2	3	—	5	9	—	27
Total	$168	$380	$195	$177	$228	$478	$55	$1,681

Hotel franchise finance
Pass	$697	$741	$145	$606	$331	$184	$123	$2,827
Special mention	—	—	26	76	—	—	—	102
Classified	9	20	—	99	45	10	—	183
Total	$706	$761	$171	$781	$376	$194	$123	$3,112

Other CRE - non-owner occupied
Pass	$1,195	$1,255	$757	$455	$226	$332	$310	$4,530
Special mention	6	19	3	22	6	1	—	57
Classified	—	—	11	4	4	19	—	38
Total	$1,201	$1,274	$771	$481	$236	$352	$310	$4,625

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
June 30, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Residential
Pass	$2,978	$8,419	$921	$333	$162	$99	$38	$12,950
Special mention	—	—	—	—	—	—	—	—
Classified	1	12	1	1	—	2	—	17
Total	$2,979	$8,431	$922	$334	$162	$101	$38	$12,967

Residential - EBO
Pass	$—	$270	$753	$448	$175	$251	$—	$1,897
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$270	$753	$448	$175	$251	$—	$1,897

Construction and land development
Pass	$514	$1,006	$550	$107	$—	$3	$1,005	$3,185
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	12	1	—	—	—	14
Total	$514	$1,007	$562	$108	$—	$3	$1,005	$3,199

Other
Pass	$5	$14	$14	$6	$3	$82	$54	$178
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	—	—	—
Total	$5	$14	$14	$6	$3	$83	$54	$179

Total by Risk Category
Pass	$9,042	$15,010	$3,867	$2,564	$1,365	$2,607	$13,483	$47,938
Special mention	11	52	57	125	23	9	40	317
Classified	22	36	36	115	55	41	12	317
Total	$9,075	$15,098	$3,960	$2,804	$1,443	$2,657	$13,535	$48,572

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$243	$12	$—	$—	$—	$—	$4,901	$5,156
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$243	$12	$—	$—	$—	$—	$4,901	$5,156

Municipal & nonprofit
Pass	$129	$195	$101	$53	$219	$878	$4	$1,579
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$129	$195	$101	$53	$219	$878	$4	$1,579

Tech & innovation
Pass	$763	$157	$101	$6	$—	$1	$334	$1,362
Special mention	26	5	—	—	—	—	8	39
Classified	3	5	7	—	—	—	2	17
Total	$792	$167	$108	$6	$—	$1	$344	$1,418

Equity fund resources
Pass	$9	$2	$—	$—	$2	$—	$3,817	$3,830
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$9	$2	$—	$—	$2	$—	$3,817	$3,830

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Other commercial and industrial
Pass	$2,911	$360	$387	$210	$80	$98	$2,306	$6,352
Special mention	5	27	22	18	—	—	15	87
Classified	—	10	6	2	1	—	7	26
Total	$2,916	$397	$415	$230	$81	$98	$2,328	$6,465

CRE - owner occupied
Pass	$417	$199	$220	$190	$278	$322	$56	$1,682
Special mention	—	—	—	10	—	2	—	12
Classified	2	2	1	5	8	11	—	29
Total	$419	$201	$221	$205	$286	$335	$56	$1,723

Hotel franchise finance
Pass	$721	$205	$659	$332	$135	$64	$123	$2,239
Special mention	—	—	88	51	—	—	—	139
Classified	30	—	99	16	11	—	—	156
Total	$751	$205	$846	$399	$146	$64	$123	$2,534

Other CRE - non-owner occupied
Pass	$1,398	$755	$673	$279	$186	$283	$315	$3,889
Special mention	15	—	10	—	—	1	—	26
Classified	—	—	4	5	—	17	11	37
Total	$1,413	$755	$687	$284	$186	$301	$326	$3,952

Residential
Pass	$7,459	$1,019	$396	$201	$42	$75	$36	$9,228
Special mention	—	—	—	—	—	—	—	—
Classified	9	1	3	1	—	1	—	15
Total	$7,468	$1,020	$399	$202	$42	$76	$36	$9,243

Construction and land development
Pass	$958	$632	$394	$112	$4	$—	$870	$2,970
Special mention	—	22	—	—	6	—	—	28
Classified	1	4	1	—	—	—	2	8
Total	$959	$658	$395	$112	$10	$—	$872	$3,006

Other
Pass	$16	$12	$4	$4	$4	$82	$46	$168
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1	—	1
Total	$16	$12	$4	$4	$4	$83	$46	$169

Total by Risk Category
Pass	$15,024	$3,548	$2,935	$1,387	$950	$1,803	$12,808	$38,455
Special mention	46	54	120	79	6	3	23	331
Classified	45	22	121	29	20	30	22	289
Total	$15,115	$3,624	$3,176	$1,495	$976	$1,836	$12,853	$39,075
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

The following table presents TDR loans:

	June 30, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	1	$4	2	$2
Other commercial and industrial	8	5	7	6
CRE - owner occupied	1	1	1	1
Other CRE - non-owner occupied	5	10	5	11
Construction and land development	1	1	1	1
Total	16	$21	16	$21
The allowance for credit losses on TDR loans totaled $1 million and zero as of June 30, 2022 and December 31, 2021, respectively. There were no outstanding commitments on TDR loans as of June 30, 2022 and December 31, 2021.
During the three months ended June 30, 2022, the Company had no new TDR loans. During the six months ended June 30, 2022, the Company had one new TDR loan with a recorded investment of $4 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from this TDR loan. During the three months ended June 30, 2021, the Company had 6 new TDR loans with a recorded investment of $10 million. During the six months ended June 30, 2021, the Company had 9 new TDR loans with a recorded investment of $14 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three and six months ended June 30, 2022, there were no loans for which there was a payment default within 12 months following the modification. During the three and six months ended June 30, 2021, there was one commercial and industrial loan with a recorded investment of $6 million for which there was a payment default within 12 months following the modification, which resulted in a charge-off of $2 million.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	June 30, 2022			December 31, 2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Other commercial and industrial	$—	$20	$20	$—	$13	$13
CRE - owner occupied	22	—	22	23	—	23
Hotel franchise finance	183	—	183	156	—	156
Other CRE - non-owner occupied	34	—	34	31	—	31
Construction and land development	10	—	10	4	—	4
Total	$249	$20	$269	$214	$13	$227
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2022.

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on funded HFI loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans, see "Note 3. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of June 30, 2022.
The below tables reflect the activity in the allowance for credit losses on HFI loans by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended June 30, 2022
	Balance, March 31, 2022	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2022
	(in millions)
Warehouse lending	$2.9	$0.8	$—	$—	$3.7
Municipal & nonprofit	13.4	0.2	—	—	13.6
Tech & innovation	28.0	(2.6)	—	—	25.4
Equity fund resources	6.6	7.4	—	—	14.0
Other commercial and industrial	115.7	5.1	2.3	(0.7)	119.2
CRE - owner occupied	8.1	(0.7)	—	(0.1)	7.5
Hotel franchise finance	30.6	3.2	—	—	33.8
Other CRE - non-owner occupied	15.3	6.8	—	—	22.1
Residential	23.8	(5.0)	—	—	18.8
Residential - EBO	—	—	—	—	—
Construction and land development	10.7	1.5	—	—	12.2
Other	2.5	0.3	0.1	(0.2)	2.9
Total	$257.6	$17.0	$2.4	$(1.0)	$273.2

	Six Months Ended June 30, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2022
	(in millions)
Warehouse lending	$3.0	$0.7	$—	$—	$3.7
Municipal & nonprofit	13.7	(0.1)	—	—	13.6
Tech & innovation	25.7	(2.3)	—	(2.0)	25.4
Equity fund resources	9.6	4.4	—	—	14.0
Other commercial and industrial	103.6	19.4	4.9	(1.1)	119.2
CRE - owner occupied	10.6	(3.2)	—	(0.1)	7.5
Hotel franchise finance	41.5	(7.7)	—	—	33.8
Other CRE - non-owner occupied	16.9	5.2	—	—	22.1
Residential	12.5	6.3	—	—	18.8
Residential - EBO	—	—	—	—	—
Construction and land development	12.5	(0.3)	—	—	12.2
Other	2.9	(0.1)	0.1	(0.2)	2.9
Total	$252.5	$22.3	$5.0	$(3.4)	$273.2

	Three Months Ended June 30, 2021
	Balance, March 31, 2021	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(in millions)
Warehouse lending	$3.6	$(0.4)	$—	$—	$3.2
Municipal & nonprofit	15.2	0.7	—	—	15.9
Tech & innovation	23.0	(0.6)	2.0	(0.1)	20.5
Equity fund resources	0.9	0.2	—	—	1.1
Other commercial and industrial	78.4	(2.0)	0.3	(0.3)	76.4
CRE - owner occupied	9.7	(0.4)	—	—	9.3
Hotel franchise finance	49.4	—	—	—	49.4
Other CRE - non-owner occupied	32.7	(4.1)	—	(1.2)	29.8
Residential	3.2	4.8	—	(0.1)	8.1
Construction and land development	25.9	(11.8)	—	—	14.1
Other	5.1	(0.5)	—	(0.5)	5.1
Total	$247.1	$(14.1)	$2.3	$(2.2)	$232.9

	Six Months Ended June 30, 2021
	Balance, January 1, 2020	Provision for (Recovery of) Credit Losses	Write-offs	Recoveries	Balance, June 30, 2021
	(in millions)
Warehouse lending	$3.4	$(0.2)	$—	$—	$3.2
Municipal & nonprofit	15.9	—	—	—	15.9
Tech & innovation	33.4	(11.2)	2.0	(0.3)	20.5
Equity fund resources	1.9	(0.8)	—	—	1.1
Other commercial and industrial	94.7	(18.5)	0.4	(0.6)	76.4
CRE - owner occupied	18.6	(9.3)	—	—	9.3
Hotel franchise finance	43.3	6.1	—	—	49.4
Other CRE - non-owner occupied	39.9	(9.5)	2.0	(1.4)	29.8
Residential	0.8	7.2	—	(0.1)	8.1
Construction and land development	22.0	(7.9)	—	—	14.1
Other	5.0	(0.4)	—	(0.5)	5.1
Total	$278.9	$(44.5)	$4.4	$(2.9)	$232.9
Accrued interest receivable on loans totaled $237 million and $198 million at June 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses, except for accrued interest related to the Residential-EBO loan portfolio segment, which has an allowance of $7 million as of June 30, 2022.
In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$43.3	$32.6	$37.6	$37.0
Provision for (recovery of) credit losses	10.5	(1.3)	16.2	(5.7)
Balance, end of period	$53.8	$31.3	$53.8	$31.3

The following tables disaggregate the Company's allowance for credit losses on funded HFI loans and loan balances by measurement methodology:

	June 30, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,132	$—	$5,132	$3.7	$—	$3.7
Municipal & nonprofit	1,548	—	1,548	13.6	—	13.6
Tech & innovation	1,644	4	1,648	24.5	0.9	25.4
Equity fund resources	4,752	—	4,752	14.0	—	14.0
Other commercial and industrial	7,802	30	7,832	115.0	4.2	119.2
CRE - owner occupied	1,657	24	1,681	7.5	—	7.5
Hotel franchise finance	2,929	183	3,112	27.1	6.7	33.8
Other CRE - non-owner occupied	4,587	38	4,625	22.1	—	22.1
Residential	12,967	—	12,967	18.8	—	18.8
Residential EBO	1,897	—	1,897	—	—	—
Construction and land development	3,185	14	3,199	12.2	—	12.2
Other	179	—	179	2.9	—	2.9
Total	$48,279	$293	$48,572	$261.4	$11.8	$273.2

	December 31, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,156	$—	$5,156	$3.0	$—	$3.0
Municipal & nonprofit	1,579	—	1,579	13.7	—	13.7
Tech & innovation	1,401	17	1,418	22.9	2.8	25.7
Equity fund resources	3,830	—	3,830	9.6	—	9.6
Other commercial and industrial	6,442	23	6,465	101.1	2.5	103.6
CRE - owner occupied	1,699	24	1,723	10.6	—	10.6
Hotel franchise finance	2,378	156	2,534	30.7	10.8	41.5
Other CRE - non-owner occupied	3,917	35	3,952	16.9	—	16.9
Residential	9,243	—	9,243	12.5	—	12.5
Construction and land development	2,998	8	3,006	12.5	—	12.5
Other	169	—	169	2.9	—	2.9
Total	$38,812	$263	$39,075	$236.4	$16.1	$252.5
Loan Purchases and Sales
Loan purchases during the three months ended June 30, 2022 and 2021 totaled $3.1 billion and $2.4 billion, respectively, which primarily consisted of residential loan purchases. Loan purchases during the six months ended June 30, 2022 and 2021 totaled $5.5 billion and $3.4 billion, respectively, which primarily consisted of residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and six months ended June 30, 2022 and 2021.
During the three and six months ended June 30, 2022 and 2021, the Company did not have significant sales of HFI loans.

6. MORTGAGE SERVICING RIGHTS
The Company acquired MSRs initially as part of the AmeriHome acquisition and continues to generate new MSRs from its mortgage banking business. The following table presents the changes in fair value of the Company's MSR assets and other information related to its servicing portfolio:

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021 (1)
	(in millions)
Balance, beginning of period	$950	$—	$698
Acquired in AmeriHome acquisition	—	1,376	—
Additions from loans sold with servicing rights retained	194	282	398
MSRs sold	(350)	(872)	(350)
Change in fair value	62	7	143
Realization of cash flows	(30)	(67)	(63)
Balance, end of period	$826	$726	$826

Unpaid principal balance of mortgage loans serviced for others	$52,184	$57,089
(1)Does not include the effect of acquisition measurement period adjustments recorded during the fourth quarter of 2021, as disclosed in the Company's audited Consolidated Financial Statements.
Changes in the fair value of MSRs are recorded as part of Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. These sales had an aggregate net sales price of $350 million and were completed during the three and six months ended June 30, 2022. The UPB of loans underlying these sales totaled $24.1 billion. During the period from the AmeriHome acquisition date through June 30, 2021, the Company completed sales of MSRs and related servicing advances with an aggregate net sales price of $872 million and UPB of loans underlying these sales of $65.3 billion. As of June 30, 2022, the Company had a remaining receivable balance of $68 million related to holdbacks on MSR sales for pending servicing transfer, which was recorded as part of Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $48.9 million and $91.8 million for the three and six months ended June 30, 2022, respectively, and $61.0 million for the period from the AmeriHome acquisition date through June 30, 2021, which are recorded as part of Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of June 30, 2022 and December 31, 2021, net servicing advances totaled $68 million and $82 million, respectively, which are recorded as part of Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

June 30, 2022
(in millions)
Fair value of mortgage servicing rights	$826
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(35)
Favorable change	27
Discount rate change of 50 basis points
Increase	(16)
Decrease	17
Conditional prepayment rate change of 1%
Increase	(23)
Decrease	25
Cost to service change of 10%
Increase	(10)
Decrease	10
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
7. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in millions)
Short-Term:
Federal funds purchased	$1,860	$675
FHLB advances	2,000	—
Repurchase agreements	79	17
Secured borrowings	40	35
Total short-term borrowings	$3,979	$727
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$316	$318
Credit linked notes, net of debt issuance costs	915	457
Total long-term borrowings	$1,231	$775

Total other borrowings	$5,210	$1,502
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains federal fund lines of credit totaling $3.4 billion as of June 30, 2022, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB Advances
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of June 30, 2022 and December 31, 2021, the Company had additional available credit with the FHLB of approximately $7.8 billion, and with the FRB of approximately $4.7 billion and $3.4 billion, respectively. The weighted average rate on FHLB advances was 1.68% as of June 30, 2022.

Repurchase Agreements
Other short-term borrowing sources available to the Company include customer and securities repurchase agreements. The weighted average rate on customer repurchase agreements was 0.15% as of June 30, 2022 and December 31, 2021 and was 1.96% for securities repurchase agreements as of June 30, 2022.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 4.75% and 3.05% as of June 30, 2022 and December 31, 2021, respectively.
Warehouse Borrowings
Warehouse borrowing lines of credit are used to finance the acquisition of loans through the use of repurchase agreements. Repurchase agreements operate as financings under which the Company transfers loans to secure these borrowings. The borrowing amounts are based on the attributes of the collateralized loans and are defined in the repurchase agreement of each warehouse lender. The Company retains beneficial ownership of the transferred loans and will receive the loans from the lender upon full repayment of the borrowing. The repurchase agreements may require the Company to transfer additional assets to the lender in the event the estimated fair value of the existing transferred loans declines.
As of June 30, 2022, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which no amounts were drawn.
Long-Term Borrowings
AmeriHome Senior Notes
Prior to the Company's acquisition of AmeriHome, in October 2020, AmeriHome issued senior notes with an aggregate principal amount of $300 million, maturing on October 26, 2028. The senior notes accrue interest at a rate of 6.50% per annum, paid semiannually. The senior notes contain provisions that allow for redemption of up to 40% of the original aggregate principal amount of the notes during the first three years after issuance at a price equal to 106.50%, plus accrued and unpaid interest. After this three-year period, AmeriHome may redeem some or all of the senior notes at a price equal to 103.25% of the outstanding principal amount, plus accrued and unpaid interest. In 2025, the redemption price of these senior notes declines to 100% of the outstanding principal balance. The carrying amount of the senior notes includes a fair value adjustment (premium) of $19 million recognized as of the acquisition date that is being amortized over the term of the notes.
Credit Linked Notes
The Company has entered into credit linked note transactions that effectively transfer the risk of first losses on certain pools of the Company’s warehouse and equity fund resource loans to the purchasers of these notes. In the event of a failure to pay by the relevant obligor, insolvency of the relevant obligor, or restructuring of such loans that results in a loss on a loan that is included in any of the reference pools, the principal balance of the notes will be reduced to the extent of such loss and a gain on recovery of credit guarantees will be recognized within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying reference loan in the event of obligor default. Losses on the warehouse lines of credit, residential mortgages, and equity fund resource loans have not generally been significant.
On June 28, 2021, the Company issued $242 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $3 million in debt issuance costs, on a $963 million reference pool of the Company's warehouse loans. The notes mature on December 30, 2024 and accrue interest at a rate equal to three-month LIBOR plus 5.50%, (which will convert to SOFR upon the discontinuation of LIBOR in June 2023), payable quarterly.
On June 23, 2022, the Company issued $300 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $5 million in debt issuance costs, on a $2.2 billion reference pool of the Company's equity fund resource loans. The notes mature on June 30, 2028 and accrue interest at a rate equal to SOFR plus 6.75%, payable quarterly.
The Company has also entered into credit linked note transactions that effectively transfer the risk of first losses on reference pools of the Company's loans purchased under its residential mortgage purchase program to the purchasers of the notes. The principal and interest payable on these notes may be reduced by a portion of the Company's loss on such loans if one of the following occurs with respect to a covered loan: (i) realized losses incurred by the Company on a loan following a liquidation of the loan or certain other events, or (ii) a modification of the loan resulting in a reduction in payments. The aggregate losses, if any, for each payment date will be allocated to reduce the class principal amount and (for modifications) the current interest of the notes in reverse order of class priority.

On December 29, 2021, the Company issued $228 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $3 million in debt issuance costs, on a $4.1 billion reference pool of the Company's residential loans. There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%), maturing on July 25, 2059.
On June 30, 2022, the Company issued $194 million aggregate principal amount of senior unsecured credit linked notes, which were recorded net of $3 million in debt issuance costs, on a $3.9 billion reference pool of the Company's residential loans. There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%), maturing on April 25, 2052.
8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

June 30, 2022 and December 31, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs at Origination
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$8
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	3
Total				$825	$11
(1)    Notes are redeemable, in whole or in part, beginning on June 15, 2026 at their principal amount plus accrued and unpaid interest and has a fixed interest rate of 3.00%. The notes also convert to a variable rate on this date, which is expected to be three-month SOFR plus 225 basis points.
(2)    Debt is redeemable, in whole or in part, on or after June 1, 2025 at its principal amount plus accrued and unpaid interest and has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a variable rate per annum equal to three-month SOFR plus 512 basis points.
The carrying value of all subordinated debt issuances totaled $816 million and $815 million at June 30, 2022 and December 31, 2021, respectively.
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
The carrying value of junior subordinated debt was $75 million and $81 million as of June 30, 2022 and December 31, 2021, respectively. The weighted average interest rate of all junior subordinated debt as of June 30, 2022 was 4.62%, which is equal to three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.55% at December 31, 2021. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR.
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
9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2022 will be fully vested on July 1, 2022. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2022 was $1.4 million and $41.4 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and six months ended June 30, 2022, the Company recognized $7.6 million and $14.7 million, respectively, in stock-based compensation expense related to these stock grants, compared to $6.6 million and $12.2 million for the three and six months ended June 30, 2021, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and six months ended June 30, 2022 and 2021, however expense was still being recognized through June 30, 2021 for a grant made in 2017 with a four-year vesting period. The Company recognized $0.3 million and $0.6 million in stock-based compensation expense related to these performance-based restricted stock grants during the three and six months ended June 30, 2021, respectively.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2022, the Company recognized $3.4 million and $6.2 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $2.5 million and $4.6 million in stock-based compensation expense for such units during the three and six months ended June 30, 2021, respectively.
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
During the three and six months ended June 30, 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred shareholders of $3.2 million and $6.4 million, respectively.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
The Company has a distribution agency agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., under which the Company may sell up to 6,132,670 shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). During the three months ended June 30, 2022, the Company did not sell any shares under the ATM program. During the six months ended June 30, 2022, the Company sold 1.3 million shares under the ATM program at a weighted-average selling price of $86.78 per share for gross proceeds of $108.4 million. During the three and six months ended June 30, 2021, the Company sold 700,000 shares under the ATM program at a weighted-average selling price of $100.59 per share for gross proceeds of $70.4 million. Total related offering costs were $0.7 million for the six months ended June 30, 2022, substantially all of which relates to compensation costs paid to the distribution agents, and $0.6 million for the three and six months ended June 30, 2021, of which $0.4 million relates to compensation costs paid to the distribution agent. As of June 30, 2022, the remaining number of shares that can be sold under this agreement totaled 1,750,856.
Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the six months ended June 30, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.

Cash Dividend on Common Shares
During the three and six months ended June 30, 2022, the Company declared and paid a quarterly cash dividend of $0.35, for a total dividend payment to shareholders of $37.9 million and $75.2 million, respectively. During the three and six months ended June 30, 2021, the Company declared and paid a quarterly cash dividend of $0.25 per share, for a total dividend payment to shareholders of $25.8 million and $51.1 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2022, the Company purchased treasury shares of 2,635 and 188,169, respectively, at a weighted average price of $77.50 and $93.29 per share, respectively. During the three and six months ended June 30, 2021, the Company purchased treasury shares of 2,256 and 156,419, respectively, at a weighted average price of $106.23 and $83.89 per share, respectively.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, March 31, 2022	$(236.3)	$(0.3)	$1.5	$(235.1)
Other comprehensive (loss) income before reclassifications	(284.5)	—	2.0	(282.5)
Amounts reclassified from AOCI	(0.3)	—	—	(0.3)
Net current-period other comprehensive (loss) income	(284.8)	—	2.0	(282.8)
Balance, June 30, 2022	$(521.1)	$(0.3)	$3.5	$(517.9)

Balance, March 31, 2021	$20.0	$(0.3)	$0.2	$19.9
Other comprehensive income (loss) before reclassifications	44.8	—	(0.2)	44.6
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive income (loss)	44.8	—	(0.2)	44.6
Balance, June 30, 2021	$64.8	$(0.3)	$—	$64.5

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$15.7
Other comprehensive (loss) income before reclassifications	(532.4)	—	4.2	(528.2)
Amounts reclassified from AOCI	(5.4)	—	—	(5.4)
Net current-period other comprehensive (loss) income	(537.8)	—	4.2	(533.6)
Balance, June 30, 2022	$(521.1)	$(0.3)	$3.5	$(517.9)

Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$92.3
Other comprehensive loss before reclassifications	(27.2)	—	(0.5)	(27.7)
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive loss	(27.3)	—	(0.5)	(27.8)
Balance, June 30, 2021	$64.8	$(0.3)	$—	$64.5

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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These last-of-layer hedges provided the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount. During the year ended December 31, 2021, the Company completed a partial discontinuation of one of its last-of-layer hedges, which reduced the total hedged amount on these hedges from $1.0 billion to $880 million. During the six months ended June 30, 2022, the Company discontinued the remaining portion of these last-of-layer hedges. The cumulative basis adjustment on the discontinued last-of-layer hedges totaled $31 million, which was allocated across the remaining loan pool upon termination of the hedges and is being amortized over the remaining term.
The Company had a receive fixed/pay variable interest rate swap, designated as a fair value hedge on its $175 million subordinated debentures issued on June 16, 2016. This swap was terminated during the year ended December 31, 2021 in connection with the full redemption of the debt. The Company was paying a variable rate of three-month LIBOR plus 3.25% and was receiving quarterly fixed payments of 6.25% to match the payments on the debt.
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

Fair Value Hedges
As of June 30, 2022 and December 31, 2021, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for outstanding fair value hedges:

	June 30, 2022		December 31, 2021
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$494	$6	$1,391	$39
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)As of December 31, 2021, included last-of-layer derivative instruments, with $880 million designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.4 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $16 million and the basis adjustment related to the discontinued portion was $1 million as of December 31, 2021.
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

	Three Months Ended June 30,
	2022		2021
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$15.2	$(15.2)	$(10.8)	$10.8
Interest expense	—	—	3.7	(3.7)

	Six Months Ended June 30,
	2022		2021
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$48.7	$(48.7)	$27.9	$(27.9)
Interest expense	—	—	(1.9)	1.9
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $3.0 million and $4.0 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three and six months ended June 30, 2022, respectively.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of June 30, 2022, December 31, 2021, and June 30, 2021. The change in the notional amounts of these derivatives from June 30, 2021 to June 30, 2022 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	June 30, 2022			December 31, 2021			June 30, 2021
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$500	$5	$11	$1,383	$14	$55	$1,682	$9	$66
Total	500	5	11	1,383	14	55	1,682	9	66

Derivatives not designated as hedging instruments (2):
Foreign currency contracts	$138	$1	$—	$180	$—	$1	$132	$1	$1
Forward purchase contracts	4,764	32	10	11,714	8	18	7,293	22	3
Forward sales contracts	9,621	35	35	17,358	16	18	12,156	10	33
Futures purchase contracts (3)	192,369	—	—	218,054	—	—	230,600	—	—
Futures sales contracts (3)	197,741	—	—	229,040	—	—	248,399	—	—
Interest rate lock commitments	2,819	15	3	3,033	11	2	3,753	32	1
Interest rate swaps	64	—	—	4	—	—	3	—	—
Options contracts	—	—	—	—	—	—	650	2	—
Total	$407,516	$83	$48	$479,383	$35	$39	$502,986	$67	$38
Margin		(9)	24		1	6		—	—
Total, including margin	$407,516	$74	$72	$479,383	$36	$45	$502,986	$67	$38
(1)Interest rate swap amounts include a notional amount of $880 million and $1.0 billion related to the last-of-layer hedges at December 31, 2021 and June 30, 2021, respectively.
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	June 30, 2022			December 31, 2021			June 30, 2021
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$31	$—	$31	$8	$—	$8	$21	$—	$21
Forward sales contracts	33	—	33	15	—	15	10	—	10
Interest rate swaps	5	—	5	14	—	14	9	—	9
Margin	(9)	—	(9)	1	—	1	—	—	—
Netting	—	(55)	(55)	—	(28)	(28)	—	(31)	(31)
	$60	$(55)	$5	$38	$(28)	$10	$40	$(31)	$9
Liabilities
Forward purchase contracts	$(10)	$—	$(10)	$(18)	$—	$(18)	$(3)	$—	$(3)
Forward sales contracts	(34)	—	(34)	(18)	—	(18)	(33)	—	(33)
Interest rate swaps	(11)	—	(11)	(54)	—	(54)	(66)	—	(66)
Margin	(24)	—	(24)	(6)	—	(6)	—	—	—
Netting	—	55	55	—	28	28	—	31	31
	$(79)	$55	$(24)	$(96)	$28	$(68)	$(102)	$31	$(71)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$—	$—	$—	$1	$—	$1
Forward purchase contracts	1	—	1	—	—	—	—	—	—
Forward sales contracts	2	—	2	1	—	1	—	—	—
Interest rate lock commitments	15	—	15	11	—	11	32	—	32
Options contracts	—	—	—	—	—	—	3	—	3
	$19	$—	$19	$12	$—	$12	$36	$—	$36
Liabilities
Foreign currency contracts	$—	$—	$—	$(2)	$—	$(2)	$(1)	$—	$(1)
Forward sales contracts	(1)	—	(1)	—	—	—	—	—	—
Interest rate lock commitments	(3)	—	(3)	(2)	—	(2)	(1)	—	(1)
	$(4)	$—	$(4)	$(4)	$—	$(4)	$(2)	$—	$(2)
Total derivatives and margin
Assets	$79	$(55)	$24	$50	$(28)	$22	$76	$(31)	$45
Liabilities	$(83)	$55	$(28)	$(100)	$28	$(72)	$(104)	$31	$(73)

The following table summarizes the net gain (loss) on derivatives included in income:

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021
	($ in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$23.2	$19.6	$2.4
Forward contracts	101.0	(67.7)	342.3
Other contracts	(6.1)	2.3	(9.8)
Total gain	$118.1	$(45.8)	$334.9
Net loan servicing revenue:
Forward contracts	$(8.0)	$12.7	$(42.9)
Options contracts	—	(1.0)	—
Futures contracts	(21.9)	24.6	(43.9)
Total loss	$(29.9)	$36.3	$(86.8)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral pledged by the Company to counterparties for its derivatives designated as hedging instruments totaled $27 million, $67 million, and $104 million as of June 30, 2022, December 31, 2021, and June 30, 2021, respectively.
12. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Weighted average shares - basic	107.3	102.7	106.7	101.8
Dilutive effect of stock awards	0.4	0.7	0.4	0.6
Weighted average shares - diluted	107.7	103.4	107.1	102.4
Net income available to common stockholders	$257.0	$223.8	$493.9	$416.3
Earnings per share - basic	2.40	2.18	4.63	4.09
Earnings per share - diluted	2.39	2.17	4.61	4.07
The Company had no anti-dilutive stock options outstanding as of June 30, 2022 and 2021.

13. INCOME TAXES
The Company's effective tax rate was 19.6% and 19.0% for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company's effective tax rate was 19.5% and 18.5%, respectively. The increase in the effective tax rate was primarily due to projected pretax book income growth outpacing growth in permanent tax benefit items for the year and an increase in state tax expense.
As of June 30, 2022, the net DTA balance totaled $223 million, an increase of $202 million from $21 million at December 31, 2021. This overall increase in the net DTA was primarily the result of decreases in the fair market value of AFS securities and expected tax credit carryovers. These items were not fully offset by increases to MSRs.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $223 million at June 30, 2022 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2022 and December 31, 2021, the Company had no deferred tax valuation allowance.
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
Investments in LIHTC and renewable energy totaled $722 million and $631 million as of June 30, 2022 and December 31, 2021, respectively. Unfunded LIHTC and renewable energy obligations are included as part of Other liabilities on the Consolidated Balance Sheets and totaled $424 million and $361 million as of June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, $15.4 million and $8.2 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the six months ended June 30, 2022 and 2021, $28.8 million and $23.7 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,596 at June 30, 2022 and $1,200 at December 31, 2021	$16,798	$13,396
Credit card commitments and financial guarantees	346	307
Letters of credit, including unsecured letters of credit of $5 at June 30, 2022 and $13 at December 31, 2021	251	198
Total	$17,395	$13,901
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 5. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $54 million and $38 million as of June 30, 2022 and December 31, 2021, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 43% and 47% of the Company's HFI loan portfolio as of June 30, 2022 and December 31, 2021, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2022 and December 31, 2021, CRE related loans accounted for approximately 26% and 29% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 19% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied as of June 30, 2022 and as of December 31, 2021, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total HFI loans as of June 30, 2022 and December 31, 2021.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $6.2 million and $12.1 million during the three and six months ended June 30, 2022, compared to $4.4 million and $8.1 million for the three and six months ended June 30, 2021. Other lease costs, which include common area maintenance, parking, and taxes, and were included as part of occupancy expense, totaled $1.0 million and $2.1 million during the three and six months ended June 30, 2022, compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2021.

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
For the three and six months ended June 30, 2022 and 2021, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Unrealized losses (gains)	$2.7	$(0.2)	$5.6	$(0.6)
Changes included in OCI, net of tax	2.0	(0.2)	4.2	(0.5)
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
	(in millions)
June 30, 2022
Assets:
Available-for-sale debt securities
CLO	$—	$2,678	$—	$2,678
Commercial MBS issued by GSEs	—	61	—	61
Corporate debt securities	—	399	—	399
Private label residential MBS	—	1,312	—	1,312
Residential MBS issued by GSEs	—	1,821	—	1,821
Tax-exempt	—	924	—	924
Other	25	48	—	73
Total AFS debt securities	$25	$7,243	$—	$7,268
Equity securities
CRA investments	$25	$26	$—	$51
Preferred stock	119	—	—	119
Total equity securities	$144	$26	$—	$170
Loans HFS	$—	$2,603	$1	$2,604
Mortgage servicing rights	—	—	826	826
Derivative assets (1)	—	64	15	79
Liabilities:
Junior subordinated debt (2)	$—	$—	$62	$62
Derivative liabilities (1)	—	80	3	83
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $6 million as of June 30, 2022 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2021
Assets:
Available-for-sale debt securities
CLO	$—	$926	$—	$926
Commercial MBS issued by GSEs	—	69	—	69
Corporate debt securities	—	383	—	383
Private label residential MBS	—	1,508	—	1,508
Residential MBS issued by GSEs	—	1,993	—	1,993
Tax-exempt	—	1,215	—	1,215
U.S. treasury securities	13	—	—	13
Other	28	54	—	82
Total AFS debt securities	$41	$6,148	$—	$6,189
Equity securities
CRA investments	$28	$17	$—	$45
Preferred stock	114	—	—	114
Total equity securities	$142	$17	$—	$159
Loans - HFS	$—	$3,894	$46	$3,940
Mortgage servicing rights	—	—	698	698
Derivative assets (1)	—	39	11	50
Liabilities:
Junior subordinated debt (2)	$—	$—	$67	$67
Derivative liabilities (1)	—	98	2	100
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $39 million as of December 31, 2021 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three and six months ended June 30, 2022 and 2021, the change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$(64.5)	$(66.3)	$(67.4)	$(65.9)
Change in fair value (1)	2.7	(0.2)	5.6	(0.6)
Ending balance	$(61.8)	$(66.5)	$(61.8)	$(66.5)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded as part of OCI, net of tax, and totaled $2.0 million and $(0.2) million for three months ended June 30, 2022 and 2021, respectively, and $4.2 million and $(0.5) million for the six months ended June 30, 2022, and 2021, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$62	Discounted cash flow	Implied credit rating of the Company	5.63%

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$67	Discounted cash flow	Implied credit rating of the Company	2.61%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2022 and December 31, 2021 was the implied credit risk for the Company. As of June 30, 2022 and December 31, 2021, the

implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.
As of June 30, 2022, the Company estimates the discount rate at 5.63%, which represents an implied credit spread of 3.34% plus three-month LIBOR (2.29%). As of December 31, 2021, the Company estimated the discount rate at 2.61%, which was a 2.40% credit spread plus three-month LIBOR (0.21%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended June 30, 2022
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, March 31, 2022	$8	$950	$(11)
Purchases and additions	68	194	5,575
Sales and payments	(75)	(350)	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(5,543)
Change in fair value	—	62	(9)
Realization of cash flows	—	(30)	—
Balance, June 30, 2022	$1	$826	$12
Unrealized gains included in income related to assets held at period end	$—	$40	$12
(1)     Interest rate lock commitment asset and liability positions are presented net.

	Six Months Ended June 30, 2022
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, December 31, 2021	$46	$698	$9
Purchases and additions	405	398	10,898
Sales and payments	(471)	(350)	—
Transfers from Level 2 to Level 3	39	—	—
Transfers from Level 3 to Level 2	(18)	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(10,864)
Change in fair value	—	143	(31)
Realization of cash flows	—	(63)	—
Balance, June 30, 2022	$1	$826	$12
Unrealized gains included in income related to assets held at period end	$—	$89	$12
(1)     Interest rate lock commitment asset and liability positions are presented net.

	Three Months Ended June 30, 2021
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Fair value, March 31, 2021	$—	$—	$—
Acquired in AMH acquisition	1	1,376	24
Purchases and additions	—	282	6,338
Sales and payments	(1)	(871)	—
Transfers from Level 2 to Level 3	1	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(6,324)
Change in fair value	—	7	(7)
Realization of cash flows	—	(68)	—
Fair value, June 30, 2021	$1	$726	$31
Unrealized gains (losses) included in income related to assets held at period end	$—	$(31)	$31
(1)     Interest rate lock commitment asset and liability positions are presented net.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		June 30, 2022
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	372 - 672	486
	Conditional prepayment rate (1)	8.4% - 17.2%	12.9%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	19.0 - 56.5	32.5
	Cost to service	$87 - $94	$90
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(3.3) - (1.3)	(2.3)
Interest rate lock commitments:	Servicing fee multiple	3.1 - 5.5	4.5
	Pull-through rate	74% - 100%	89%

		December 31, 2021
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	553 - 735	600
	Conditional prepayment rate (1)	9.9% - 20.7%	15.2%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 50.0	29.5
	Cost to service	$84 - $91	$86
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(3.7) - (2.9)	(3.3)
Interest rate lock commitments:	Servicing fee multiple	3.6 - 5.4	4.6
	Pull-through rate	75% - 100%	90%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the fair value option has been elected:

	June 30, 2022			December 31, 2021
	Fair value	Unpaid principal balance	Difference	Fair value	Unpaid principal balance	Difference
	(in millions)
Loans held for sale:
Current through 89 days delinquent	$2,602	$2,552	$50	$3,938	$3,808	$130
90 days or more delinquent	2	2	—	2	2	—
Total	$2,604	$2,554	$50	$3,940	$3,810	$130

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of June 30, 2022:
Loans HFI	$260	$—	$—	$260
Other assets acquired through foreclosure	12	—	—	12
As of December 31, 2021:
Loans HFI	$216	$—	$—	$216
Other assets acquired through foreclosure	12	—	—	12
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$260	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 6.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	12	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$216	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 6.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	12	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $260 million and $216 million at June 30, 2022 and December 31, 2021, respectively, net of a specific allowance for credit losses of $9 million and $11 million at June 30, 2022 and December 31, 2021, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $12 million of such assets at June 30, 2022 and December 31, 2021.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,218	$—	$1,122	$—	$1,122
AFS	7,268	25	7,243	—	7,268
Equity	170	144	26	—	170
Derivative assets	79	—	64	15	79
Loans HFS	2,803	—	2,603	201	2,804
Loans HFI, net	48,299	—	—	46,549	46,549
Mortgage servicing rights	826	—	—	826	826
Accrued interest receivable	272	—	272	—	272
Financial liabilities:
Deposits	$53,712	$—	$53,711	$—	$53,711
Other borrowings	5,210	—	5,232	—	5,232
Qualifying debt	891	—	767	74	841
Derivative liabilities	83	—	80	3	83
Accrued interest payable	11	—	11	—	11

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,107	$—	$1,146	$—	$1,146
AFS	6,189	41	6,148	—	6,189
Equity securities	159	142	17	—	159
Derivative assets	50	—	39	11	50
Loans HFS	5,635	—	3,894	1,760	5,654
Loans HFI, net	38,823	—	—	39,218	39,218
Mortgage servicing rights	698	—	—	698	698
Accrued interest receivable	228	—	228	—	228
Financial liabilities:
Deposits	$47,612	$—	$47,616	$—	$47,616
Other borrowings	1,502	—	1,518	—	1,518
Qualifying debt	896	—	858	81	939
Derivative liabilities	100	—	98	2	100
Accrued interest payable	9	—	9	—	9
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at June 30, 2022 and December 31, 2021 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at June 30, 2022 and December 31, 2021.

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
•Consumer Related segment: offers consumer banking services, such as mortgage banking and commercial banking services to enterprises in consumer-related sectors and beginning on January 25, 2022 includes the financial results of DST.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2022:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$10,688	$15	$—	$10,673
Loans held for sale	2,803	—	2,803	—
Loans, net of deferred fees and costs	48,572	29,448	19,124	—
Less: allowance for credit losses	(273)	(242)	(31)	—
Total loans	48,299	29,206	19,093	—
Other assets acquired through foreclosure, net	12	12	—	—
Goodwill and other intangible assets, net	695	294	401	—
Other assets	3,558	275	1,510	1,773
Total assets	$66,055	$29,802	$23,807	$12,446
Liabilities:
Deposits	$53,712	$29,482	$19,690	$4,540
Borrowings and qualifying debt	6,101	29	356	5,716
Other liabilities	1,283	235	300	748
Total liabilities	61,096	29,746	20,346	11,004
Allocated equity:	4,959	2,842	1,852	265
Total liabilities and stockholders' equity	$66,055	$32,588	$22,198	$11,269
Excess funds provided (used)	—	2,786	(1,609)	(1,177)

Income Statement:
Three Months Ended June 30, 2022:	(in millions)
Net interest income	$525.0	$370.5	$219.4	$(64.9)
Provision for (recovery of) credit losses	27.5	32.7	(5.2)	—
Net interest income (expense) after provision for credit losses	497.5	337.8	224.6	(64.9)
Non-interest income	95.0	18.0	74.6	2.4
Non-interest expense	268.9	115.9	139.1	13.9
Income (loss) before income taxes	323.6	239.9	160.1	(76.4)
Income tax expense (benefit)	63.4	57.3	38.1	(32.0)
Net income (loss)	$260.2	$182.6	$122.0	$(44.4)

Six Months Ended June 30, 2022:	(in millions)
Net interest income	$974.5	$705.3	$402.7	$(133.5)
Provision for (recovery of) credit losses	36.5	33.2	5.3	(2.0)
Net interest income (expense) after provision for credit losses	938.0	672.1	397.4	(131.5)
Non-interest income	201.3	34.9	153.8	12.6
Non-interest expense	517.5	230.4	264.1	23.0
Income (loss) before income taxes	621.8	476.6	287.1	(141.9)
Income tax expense (benefit)	121.5	113.4	68.5	(60.4)
Net income (loss)	$500.3	$363.2	$218.6	$(81.5)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2021:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,057	$13	$82	$7,962
Loans held for sale	5,635	—	5,635	—
Loans, net of deferred fees and costs	39,075	25,092	13,983	—
Less: allowance for credit losses	(252)	(226)	(26)	—
Total loans	38,823	24,866	13,957	—
Other assets acquired through foreclosure, net	12	12	—	—
Goodwill and other intangible assets, net	635	295	340	—
Other assets	2,821	254	1,278	1,289
Total assets	$55,983	$25,440	$21,292	$9,251
Liabilities:
Deposits	$47,612	$30,467	$15,363	$1,782
Borrowings and qualifying debt	2,398	—	353	2,045
Other liabilities	1,010	233	138	639
Total liabilities	51,020	30,700	15,854	4,466
Allocated equity:	4,963	2,588	1,596	779
Total liabilities and stockholders' equity	$55,983	$33,288	$17,450	$5,245
Excess funds provided (used)	—	7,848	(3,842)	(4,006)

Income Statements:
Three Months Ended June 30, 2021:	(in millions)
Net interest income	$370.5	$280.7	$139.5	$(49.7)
(Recovery of) provision for credit losses	(14.5)	(18.6)	7.2	(3.1)
Net interest income (expense) after provision for credit losses	385.0	299.3	132.3	(46.6)
Non-interest income	136.0	13.9	116.9	5.2
Non-interest expense	244.8	104.1	135.6	5.1
Income (loss) before income taxes	276.2	209.1	113.6	(46.5)
Income tax expense (benefit)	52.4	50.4	27.5	(25.5)
Net income (loss)	$223.8	$158.7	$86.1	$(21.0)

Six Months Ended June 30, 2021:	(in millions)
Net interest income	$687.8	$544.5	$247.5	$(104.2)
(Recovery of) provision for credit losses	(46.9)	(54.8)	8.9	(1.0)
Net interest income (expense) after provision for credit losses	734.7	599.3	238.6	(103.2)
Non-interest income	155.7	33.1	117.4	5.2
Non-interest expense	379.8	202.4	170.9	6.5
Income (loss) before income taxes	510.6	430.0	185.1	(104.5)
Income tax expense (benefit)	94.3	103.2	44.9	(53.8)
Net income (loss)	$416.3	$326.8	$140.2	$(50.7)

17. REVENUE FROM CONTRACTS WITH CUSTOMERS
ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The majority of the Company’s revenue streams are outside the scope of ASC 606. Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees.
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. For services provided at a point in time, fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of June 30, 2022 or December 31, 2021.
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
Revenues within the scope of ASC 606 totaled $11.3 million and $9.2 million for the three months ended June 30, 2022, and 2021, respectively. Revenues within the scope of ASC 606 totaled $25.6 million and $18.4 million for the six months ended June 30, 2022, and 2021, respectively.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto; 2) other adverse financial market and economic conditions, including the effects of any recession in the United States, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflict between Russia and Ukraine; 3) changes in interest rates and increased rate competition; 4) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 5) the inherent risk associated with accounting estimates, including the impact to the Company's allowance, provision for credit losses, and capital levels under the CECL accounting standard; 6) exposure to natural and man-made disasters in markets that the Company operates and the impact of climate change on the Company and its customers; 7) dependency on real estate and events that negatively impact the real estate market; 8) high concentration of commercial real estate, residential mortgage, and commercial and industrial loans; 9) residual risk retained by the Company on reference pools covered by credit linked notes; 10) exposure to environmental liabilities related to the properties to which the Company acquires title; 11) the Company's ability to compete in a highly competitive market; 12) expansion strategies that may not be successful; 13) uncertainty associated with digital payment initiatives; 14) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 15) dependence on low-cost deposits; 16) risks related to representations and warranties made on third-party loan sales; 17) ability to borrow from the FHLB or the FRB; 18) a change in the Company's creditworthiness; 19) information security breaches; 20) reliance on third parties to provide key components of the Company's infrastructure; 21) perpetration of fraud; 22) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 23) the replacement of LIBOR; 24) the Company's ability to adapt to technological change; 25) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 26) failure to comply with state and federal banking agency laws and regulations; 27) results of any tax audit findings, challenges to the Company's tax positions, or adverse changes or interpretations of tax laws; 28) potential negative publicity and reputational harm from certain allegations with respect to the Phoenix Suns and Robert Sarver; and 29) risks related to ownership and price of the Company's common stock.
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
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including 24/7 funds transfer and other blockchain-based offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome, and has added to its capabilities with the acquisition of DST on January 25, 2022, which provides digital payment services for the class action legal industry.
Financial Results Highlights for the Second Quarter of 2022
•Net income available to common stockholders of $257.0 million, compared to $223.8 million for the second quarter 2021
•Diluted earnings per share of $2.39, compared to $2.17 per share for the second quarter 2021
•Net revenue of $620.0 million, an increase of 22.4%, or $113.5 million, compared to the second quarter 2021, with non-interest expense increase of 9.8%, or $24.1 million, compared to the second quarter 2021
•PPNR of $351.1 million, up 34.2% from $261.7 million in the second quarter 20211
•Total HFI loans of $48.6 billion, up $9.5 billion, which includes transfer of $1.5 billion in government guaranteed EBO loans from HFS to HFI, from December 31, 2021
•Total deposits of $53.7 billion, up $6.1 billion from December 31, 2021
•Stockholders' equity of $5.0 billion, a decrease of $4 million from December 31, 2021
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.15% of total assets, from 0.20% at June 30, 2021
•Annualized net loan charge-offs to average loans outstanding of 0.01%, compared to approximately 0.00% for the second quarter 2021
•Net interest margin of 3.54%, compared to 3.51% in the second quarter 2021
•Tangible common equity ratio of 6.1%, compared to 7.1% at June 30, 20211
•Book value per common share of $43.07, an increase of 11.3% from $38.70 at June 30, 2021
•Tangible book value per share, net of tax, of $36.67, an increase of $3.81, or 11.6%, from $32.86 at June 30, 20211
•Efficiency ratio of 42.8% in the second quarter 2022, compared to 47.5% in the second quarter 20211
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2022.

1 See Non-GAAP Financial Measures section beginning on page 78.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income	$260.2	$223.8	$500.3	$416.3
Net income available to common stockholders	257.0	223.8	493.9	416.3
Earnings per share - basic	2.40	2.18	4.63	4.09
Earnings per share - diluted	2.39	2.17	4.61	4.07
Return on average assets	1.62%	1.86%	1.63%	1.89%
Return on average equity	20.8	23.7	20.2	23.0
Return on average tangible common equity (1)	25.6	28.1	24.8	26.2
Net interest margin	3.54	3.51	3.44	3.45
(1) See Non-GAAP Financial Measures section beginning on page 78.

	June 30, 2022	December 31, 2021
	(in millions)
Total assets	$66,055	$55,983
Loans HFS	2,803	5,635
Loans HFI, net of deferred loan fees and costs	48,572	39,075
Total deposits	53,712	47,612
Other borrowings	5,210	1,502
Qualifying debt	891	896
Stockholders' equity	4,959	4,963
Tangible common equity, net of tax (1)	3,971	4,035
(1) See Non-GAAP Financial Measures section beginning on page 78.
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

	June 30, 2022	December 31, 2021
	(dollars in millions)
Nonaccrual loans	$85	$73
Repossessed assets	12	12
Non-performing assets	100	87
Nonaccrual loans to funded loans	0.17%	0.19%
Nonaccrual and repossessed assets to total assets	0.15	0.15
Allowance for loan losses to funded loans	0.56	0.65
Allowance for credit losses to funded loans	0.67	0.74
Net charge-offs to average loans outstanding (1)	0.01	0.02
(1)Annualized on an actual/actual basis for the three months ended June 30, 2022. Actual year-to-date for the year ended December 31, 2021.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $66.1 billion at June 30, 2022 from $56.0 billion at December 31, 2021. The increase in total assets of $10.1 billion, or 18.0%, was driven by continued organic loan and deposit growth, which contributed to an increase in cash of $1.4 billion as well as an increase in investment securities of $1.2 billion. HFI loans increased by $9.5 billion, or 24.3%, to $48.6 billion as of June 30, 2022, compared to $39.1 billion as of December 31, 2021. The increase in HFI loans from December 31, 2021 was driven by increases in residential real estate loans of $5.6 billion (includes a $1.5 billion transfer of EBO loans from HFS to HFI), commercial and industrial loans of $2.5 billion, CRE, non-owner occupied loans of $1.2 billion, and construction and land development loans of $208 million. These increases were partially offset by decreases in CRE, owner occupied loans of $50 million. In addition, HFS loans decreased by $2.8 billion, from $5.6 billion as of December 31, 2021, primarily related to a $1.5 billion transfer of EBO loans from HFS to HFI during the three months ended June 30, 2022.
Total deposits increased $6.1 billion, or 12.8%, to $53.7 billion as of June 30, 2022 from $47.6 billion as of December 31, 2021. The increase in deposits from December 31, 2021 was driven by increases of $2.4 billion in non-interest bearing demand deposits, $1.7 billion in savings and money market accounts, $1.5 billion in interest bearing demand deposits, and $522 million in certificates of deposit.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$579.6	$398.5	$181.1	$1,064.1	$732.6	$331.5
Interest expense	54.6	28.0	26.6	89.6	44.8	44.8
Net interest income	525.0	370.5	154.5	974.5	687.8	286.7
Provision for (recovery of) credit losses	27.5	(14.5)	42.0	36.5	(46.9)	83.4
Net interest income after provision for (recovery of) credit losses	497.5	385.0	112.5	938.0	734.7	203.3
Non-interest income	95.0	136.0	(41.0)	201.3	155.7	45.6
Non-interest expense	268.9	244.8	24.1	517.5	379.8	137.7
Income before provision for income taxes	323.6	276.2	47.4	621.8	510.6	111.2
Income tax expense	63.4	52.4	11.0	121.5	94.3	27.2
Net income	260.2	223.8	36.4	500.3	416.3	84.0
Dividends on preferred stock	3.2	—	3.2	6.4	—	6.4
Net income available to common stockholders	$257.0	$223.8	$33.2	$493.9	$416.3	$77.6
Earnings per share:
Basic	$2.40	$2.18	$0.22	$4.63	$4.09	$0.54
Diluted	2.39	2.17	0.22	$4.61	$4.07	$0.54

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
The following table shows the components of PPNR for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net interest income	$525.0	$370.5	$974.5	$687.8
Total non-interest income	95.0	136.0	201.3	155.7
Net revenue	$620.0	$506.5	$1,175.8	$843.5
Total non-interest expense	268.9	244.8	517.5	379.8
Pre-provision net revenue	$351.1	$261.7	$658.3	$463.7
Less:
Provision for (recovery of) credit losses	27.5	(14.5)	36.5	(46.9)
Income tax expense	63.4	52.4	121.5	94.3
Net income	$260.2	$223.8	$500.3	$416.3
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Total non-interest expense	$268.9	$244.8	$517.5	$379.8
Divided by:
Total net interest income	$525.0	$370.5	$974.5	$687.8
Plus:
Tax equivalent interest adjustment	8.2	8.5	16.2	16.5
Total non-interest income	95.0	136.0	201.3	155.7
	$628.2	$515.0	$1,192.0	$860.0
Efficiency ratio - tax equivalent basis	42.8%	47.5%	43.4%	44.2%

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

	June 30, 2022	December 31, 2021
	(dollars and shares in millions)
Total stockholders' equity	$4,959	$4,963
Less:
Goodwill and intangible assets	695	635
Preferred stock	295	295
Total tangible common stockholders' equity	3,969	4,033
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$3,971	$4,035

Total assets	$66,055	$55,983
Less: goodwill and intangible assets, net	695	635
Tangible assets	65,360	55,348
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$65,362	$55,350

Tangible common equity ratio	6.1%	7.3%
Common shares outstanding	108.3	106.6
Book value per common share	$43.07	$43.78
Tangible book value per common share, net of tax	36.67	37.84

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
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. Beginning in 2022, capital ratios and amounts include a 25% reduction to the capital benefit that resulted from the increased allowance for credit losses related to the adoption of ASC 326.

	June 30, 2022	December 31, 2021
	(dollars in millions)
Common equity tier 1:
Common equity	$4,700	$4,715
Less:
Non-qualifying goodwill and intangibles	690	631
Disallowed deferred tax asset	6	—
AOCI related adjustments	(521)	16
Unrealized gain on changes in fair value liabilities	4	—
Common equity tier 1	$4,521	$4,068
Divided by: Risk-weighted assets	$50,292	$44,697
Common equity tier 1 ratio	9.0%	9.1%

Common equity tier 1	$4,521	$4,068
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$4,897	$4,444
Divided by: Tangible average assets	$64,085	$56,973
Tier 1 leverage ratio	7.6%	7.8%

Total capital:
Tier 1 capital	$4,897	$4,444
Plus:
Subordinated debt	816	815
Adjusted allowances for credit losses	288	240
Tier 2 capital	$1,104	$1,055
Total capital	$6,001	$5,499
Total capital ratio	11.9%	12.3%

Classified assets to tier 1 capital plus allowance:
Classified assets	$346	$301
Divided by: Tier 1 capital	4,897	4,444
Plus: Adjusted allowances for credit losses	288	240
Total Tier 1 capital plus adjusted allowances for credit losses	$5,185	$4,684
Classified assets to tier 1 capital plus allowance	6.7%	6.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$4,333	$43.1	3.99%	$5,347	$42.7	3.21%
Loans held for investment:
Commercial and industrial	19,576	205.6	4.27	13,897	148.2	4.37
CRE - non-owner-occupied	7,152	83.1	4.67	5,698	67.8	4.78
CRE - owner-occupied	1,836	22.7	5.05	2,025	24.1	4.88
Construction and land development	3,336	47.7	5.73	2,792	39.9	5.73
Residential real estate	13,698	113.8	3.33	3,748	30.7	3.29
Consumer	58	0.6	4.29	34	0.4	4.52
Total HFI loans (1), (2), (3)	45,656	473.5	4.19	28,194	311.1	4.48
Securities:
Securities - taxable	6,674	41.3	2.48	5,630	26.0	1.85
Securities - tax-exempt	2,017	18.0	4.53	2,166	17.5	4.07
Total securities (1)	8,691	59.3	2.94	7,796	43.5	2.47
Other	1,650	3.7	0.91	1,911	1.2	0.25
Total interest earning assets	60,330	579.6	3.91	43,248	398.5	3.77
Non-interest earning assets
Cash and due from banks	262			458
Allowance for credit losses	(266)			(257)
Bank owned life insurance	179			178
Other assets	3,766			4,518
Total assets	$64,271			$48,145
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$8,346	$8.0	0.38%	$4,370	$1.5	0.14%
Savings and money market accounts	18,771	16.5	0.35	15,168	8.0	0.21
Certificates of deposit	2,040	2.6	0.52	1,737	2.1	0.49
Total interest-bearing deposits	29,157	27.1	0.37	21,275	11.6	0.22
Short-term borrowings	2,917	8.6	1.19	1,506	4.5	1.21
Long-term debt	786	10.3	5.24	353	4.7	5.30
Qualifying debt	894	8.6	3.85	701	7.2	4.12
Total interest-bearing liabilities	33,754	54.6	0.65	23,835	28.0	0.47
Interest cost of funding earning assets			0.37			0.26
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	24,327			18,385
Other liabilities	1,169			2,140
Stockholders’ equity	5,021			3,785
Total liabilities and stockholders' equity	$64,271			$48,145
Net interest income and margin (4)		$525.0	3.54%		$370.5	3.51%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.2 million and $8.5 million for the three months ended June 30, 2022 and 2021, respectively.
(2)Included in the yield computation are net loan fees of $36.4 million and $32.6 million for the three months ended June 30, 2022 and 2021, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$5,421	$93.6	3.48%	$2,688	$42.7	3.21%
Loans held for investment:
Commercial and industrial	18,537	371.5	4.10	13,925	299.1	4.43
CRE - non-owner occupied	6,922	156.2	4.56	5,674	132.9	4.73
CRE - owner occupied	1,847	45.5	5.06	2,059	48.5	4.86
Construction and land development	3,214	89.3	5.61	2,639	75.5	5.77
Residential real estate	12,050	194.1	3.25	3,131	52.7	3.39
Consumer	55	1.1	4.14	34	0.8	4.96
Total HFI loans (1), (2), (3)	42,625	857.7	4.09	27,462	609.5	4.53
Securities:
Securities - taxable	6,107	71.1	2.35	5,084	44.5	1.77
Securities - tax-exempt	2,076	36.2	4.41	2,074	33.0	4.03
Total securities (1)	8,183	107.3	2.86	7,158	77.5	2.42
Other	1,853	5.5	0.60	3,877	2.9	0.15
Total interest earning assets	58,082	1,064.1	3.75	41,185	732.6	3.67
Non-interest earning assets
Cash and due from banks	254			313
Allowance for credit losses	(264)			(273)
Bank owned life insurance	180			177
Other assets	3,534			2,904
Total assets	$61,786			$44,306
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$8,046	$10.7	0.27%	$4,139	$2.8	0.14%
Savings and money market accounts	18,453	26.1	0.29	14,584	15.1	0.21
Certificates of deposit	1,981	4.4	0.45	1,709	4.5	0.54
Total interest-bearing deposits	28,480	41.2	0.29	20,432	22.4	0.22
Short-term borrowings	2,038	10.4	1.03	769	4.6	1.21
Long-term debt	778	21.0	5.45	178	4.7	5.30
Qualifying debt	895	17.0	3.83	625	13.1	4.24
Total interest-bearing liabilities	32,191	89.6	0.56	22,004	44.8	0.41
Interest cost of funding earning assets			0.31			0.22
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	23,458			17,186
Other liabilities	1,132			1,460
Stockholders’ equity	5,005			3,656
Total liabilities and stockholders' equity	$61,786			$44,306
Net interest income and margin (4)		$974.5	3.44%		$687.8	3.45%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $16.2 million and $16.5 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Included in the yield computation are net loan fees of $65.5 million for the six months ended June 30, 2022 and 2021.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 versus 2021			2022 versus 2021
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$(10.1)	$10.5	$0.4	$47.2	$3.7	$50.9
Loans:
Commercial and industrial	59.6	(2.2)	57.4	92.4	(20.0)	72.4
CRE - non-owner occupied	16.9	(1.6)	15.3	28.2	(4.9)	23.3
CRE - owner-occupied	(2.3)	0.9	(1.4)	(5.2)	2.2	(3.0)
Construction and land development	7.8	—	7.8	16.0	(2.2)	13.8
Residential real estate	82.7	0.4	83.1	143.7	(2.3)	141.4
Consumer	0.2	—	0.2	0.4	(0.1)	0.3
Total HFI loans	164.9	(2.5)	162.4	275.5	(27.3)	248.2
Securities:
Securities - taxable	6.5	8.8	15.3	11.9	14.7	26.6
Securities - tax-exempt	(1.3)	1.8	0.5	—	3.2	3.2
Total securities	5.2	10.6	15.8	11.9	17.9	29.8
Other	(0.6)	3.1	2.5	(6.0)	8.6	2.6
Total interest income	159.4	21.7	181.1	328.6	2.9	331.5

Interest expense:
Interest-bearing transaction accounts	3.8	2.7	6.5	5.2	2.7	7.9
Savings and money market	3.2	5.3	8.5	5.5	5.5	11.0
Certificates of deposit	0.4	0.1	0.5	0.6	(0.7)	(0.1)
Short-term borrowings	4.2	(0.1)	4.1	6.5	(0.7)	5.8
Long-term debt	5.7	(0.1)	5.6	16.2	0.1	16.3
Qualifying debt	1.9	(0.5)	1.4	5.1	(1.2)	3.9
Total interest expense	19.2	7.4	26.6	39.1	5.7	44.8

Net change	$140.2	$14.3	$154.5	$289.5	$(2.8)	$286.7
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2022, interest income was $579.6 million, an increase of $181.1 million, or 45.4%, compared to $398.5 million for the three months ended June 30, 2021. This increase was primarily the result of a $162.4 million increase in interest income from HFI loans that was driven by a $17.5 billion increase in the average HFI loan balance, coupled with a $15.8 million increase in interest income from investment securities due to an increase in the average investment balance of $895 million and higher investment yields.
For the six months ended June 30, 2022, interest income was $1.1 billion, an increase of $331.5 million, or 45.2%, compared to $732.6 million for the six months ended June 30, 2021. This increase was primarily the result of a $15.2 billion increase in the average HFI loan balance, which drove a $248.2 million increase in HFI loan interest income for the six months ended June 30, 2022 as well as an increase in the average HFS loan balance of $2.7 billion resulting in an increase of $50.9 million in HFS loan interest income.
For the three months ended June 30, 2022, interest expense was $54.6 million, an increase of $26.6 million, or 95.0%, compared to $28.0 million for the three months ended June 30, 2021. Increased interest expense was due to an increase in interest expense on deposits of $15.5 million driven by increased interest rates and a $7.9 billion increase in the average interest-bearing deposit balance and a $9.7 million increase in interest expense on other borrowings resulting from an increase in the average balance of $1.8 billion.
For the six months ended June 30, 2022, interest expense was $89.6 million, an increase of $44.8 million, or 100.0%, compared to $44.8 million for the six months ended June 30, 2021. Interest expense on total debt increased by $26.0 million driven by an increase in the average debt balance of $2.1 billion and an increase in average interest-bearing deposits of $8.0 billion, which drove an $18.8 million increase in interest expense.

For the three months ended June 30, 2022, net interest income was $525.0 million, an increase of $154.5 million, or 41.7%, compared to $370.5 million for the three months ended June 30, 2021. The increase in net interest income reflects a $17.1 billion increase in average interest-earning assets, partially offset by an increase of $9.9 billion in average interest-bearing liabilities. The increase in net interest margin of 3 basis points to 3.54% is largely the result of an increase in loan balances, partially offset by higher deposit balances and rates compared to the same period in 2021.
For the six months ended June 30, 2022, net interest income was $974.5 million, an increase of $286.7 million, or 41.7%, compared to $687.8 million for the six months ended June 30, 2021. The increase in net interest income reflects a $16.9 billion increase in average interest-earning assets, partially offset by an increase of $10.2 billion in average interest-bearing liabilities. The decrease in net interest margin of 1 basis point to 3.44% is the result of a decrease in loan yields due to a loan portfolio shift towards residential mortgage loans and higher deposit and borrowing costs. The decrease to net interest margin was partially offset by higher investment yields compared to the same period in 2021.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios at the time that the loan is originated or the security is purchased. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and six months ended June 30, 2022, the Company recorded a provision for credit losses of $27.5 million and $36.5 million, respectively, compared to a release of credit loss provisions of $14.5 million and $46.9 million, respectively, for the three and six months ended June 30, 2021. The increase in the provision for credit losses from the three and six months ended June 30, 2021 is primarily related to loan growth and emerging economic uncertainty.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(in millions)
Net loan servicing revenue (expense)	$45.4	$(20.8)	$66.2	$86.5	$(20.8)	$107.3
Net gain on loan origination and sale activities	27.2	132.0	(104.8)	64.1	132.0	(67.9)
Gain on recovery from credit guarantees	9.0	—	9.0	11.3	—	11.3
Service charges and fees	7.6	7.4	0.2	14.6	14.1	0.5
Commercial banking related income	5.8	4.5	1.3	10.9	7.9	3.0
Income from equity investments	5.2	6.8	(1.6)	9.3	14.4	(5.1)
(Loss) gain on sales of investment securities	(0.2)	—	(0.2)	6.7	0.1	6.6
Fair value (loss) gain on assets measured at fair value, net	(10.0)	3.2	(13.2)	(16.6)	1.7	(18.3)
Other income	5.0	2.9	2.1	14.5	6.3	8.2
Total non-interest income	$95.0	$136.0	$(41.0)	$201.3	$155.7	$45.6
Total non-interest income for the three months ended June 30, 2022 compared to the same period in 2021 decreased $41.0 million. The decrease in non-interest income was driven by a decrease in net gain on loan origination and sale activities of $104.8 million due to lower mortgage loan production volume and a decrease in gain on sale margins. Mark to market losses on equity securities also resulted in a decrease to non-interest income of $13.2 million from the prior year. These decreases were offset in part by an increase in net loan servicing revenue of $66.2 million and gain on recovery from credit guarantees of $9.0 million related to the credit risk transfer transactions undertaken by the Company that transfer first loss exposure to unrelated third parties.
Total non-interest income for the six months ended June 30, 2022 compared to the same period in 2021 increased $45.6 million. The increase in non-interest income was driven by an increase in net loan servicing revenue of $107.3 million and gain on recovery from credit guarantees of $11.3 million. These increases were offset in part by a decrease of $67.9 million in net gain on loan origination and sale activities and mark to market losses on equity securities, which totaled $16.6 million for the six months ended June 30, 2022.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$139.0	$128.9	$10.1	$277.3	$212.6	$64.7
Legal, professional, and directors' fees	25.1	14.0	11.1	49.1	24.1	25.0
Data processing	19.7	15.0	4.7	37.3	24.9	12.4
Deposit costs	18.1	7.1	11.0	27.4	13.4	14.0
Loan servicing expenses	14.7	22.3	(7.6)	25.5	22.3	3.2
Occupancy	13.0	10.4	2.6	25.8	19.0	6.8
Insurance	6.9	5.5	1.4	14.1	9.7	4.4
Loan acquisition and origination expenses	6.4	10.5	(4.1)	12.9	10.5	2.4
Business development and marketing	5.4	3.2	2.2	9.8	4.6	5.2
Net gain on sales and valuations of repossessed and other assets	(0.3)	(1.5)	1.2	(0.2)	(1.8)	1.6
Acquisition and restructure expenses	—	15.7	(15.7)	0.4	16.1	(15.7)
Other expense	20.9	13.7	7.2	38.1	24.4	13.7
Total non-interest expense	$268.9	$244.8	$24.1	$517.5	$379.8	$137.7
Total non-interest expense for the three months ended June 30, 2022 increased $24.1 million compared to the same period in 2021. The increase in non-interest expense was driven by increases in legal, professional, and directors' fees, deposit costs, and salaries and employee benefits. Legal, professional, and directors' fees increased $11.1 million primarily related to an increase in IT and consulting initiatives. The increase in deposit costs primarily relates to an increase in deposit earnings credits paid to account holders due to higher balances and rising interest rates. Salaries and employee benefits increased $10.1 million from the addition of employees as part of the AmeriHome acquisition that closed on April 7, 2021. These increases to non-interest expense were offset in part by a reduction in acquisition and restructure expenses of $15.7 million incurred as part of the AmeriHome acquisition.
Total non-interest expense for the six months ended June 30, 2022 increased $137.7 million compared to the same period in 2021. The increase in non-interest expense was driven by increases in salaries and employee benefits, legal, professional, and directors' fees, and deposit costs, offset in part by a reduction in acquisition and restructure expenses. These fluctuations in non-interest expense are discussed in the paragraph above.
Income Taxes
The Company's effective tax rate was 19.6% and 19.0% for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company's effective tax rate was 19.5% and 18.5%, respectively. The increase in the effective tax rate was primarily due to projected pretax book income growth outpacing growth in permanent tax benefit items for the year and an increase in state tax expense.

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
•Consumer Related segment: offers consumer banking services, such as mortgage banking and commercial banking services to enterprises in consumer-related sectors and beginning on January 25, 2022 includes the financial results of DST.
•Corporate & Other segment: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2022	(in millions)
HFI loans, net of deferred loan fees and costs	$48,572	$29,448	$19,124	$—
Deposits	53,712	29,482	19,690	4,540

At December 31, 2021
HFI loans, net of deferred loan fees and costs	$39,075	$25,092	$13,983	$—
Deposits	47,612	30,467	15,363	1,782

Three Months Ended June 30, 2022	(in millions)
Pre-tax income (loss)	$323.6	$239.9	$160.1	$(76.4)

Six Months Ended June 30, 2022
Pre-tax income (loss)	$621.8	$476.6	$287.1	$(141.9)

Three Months Ended June 30, 2021
Pre-tax income (loss)	$276.2	$209.1	$113.6	$(46.5)

Six Months Ended June 30, 2021
Pre-tax income (loss)	$510.6	$430.0	$185.1	$(104.5)

BALANCE SHEET ANALYSIS
Total assets increased $10.1 billion, or 18.0%, to $66.1 billion at June 30, 2022, compared to $56.0 billion at December 31, 2021. The increase in total assets was driven by continued organic loan and deposit growth, which contributed to an increase in cash of $1.4 billion as well as an increase in investment securities of $1.2 billion. HFI loans increased by $9.5 billion, or 24.3%, to $48.6 billion as of June 30, 2022, compared to $39.1 billion as of December 31, 2021. The increase in HFI loans from December 31, 2021 was driven by increases in residential real estate loans of $5.6 billion (includes a $1.5 billion transfer of EBO loans from HFS to HFI), commercial and industrial loans of $2.5 billion, CRE, non-owner occupied loans of $1.2 billion, and construction and land development loans of $208 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $50 million. In addition, HFS loans decreased by $2.8 billion, down from $5.6 billion as of December 31, 2021, primarily related to a $1.5 billion transfer of EBO loans from HFS to HFI during the three months ended June 30, 2022.
Total liabilities increased $10.1 billion, or 19.7%, to $61.1 billion at June 30, 2022, compared to $51.0 billion at December 31, 2021. The increase in liabilities is due primarily to an increase in total deposits of $6.1 billion, or 12.8%, to $53.7 billion. The increase in deposits from December 31, 2021 was driven by increases of $2.4 billion in non-interest bearing demand deposits, $1.7 billion in savings and money market accounts, $1.5 billion in interest bearing demand deposits, and $522 million in certificates of deposit. Other borrowings also increased $3.7 billion from December 31, 2021 due to an increase in short-term borrowings of $3.2 billion and issuance of two credit linked notes in June 2022, with a principal balance totaling $494 million.
Total stockholders’ equity of $5.0 billion at June 30, 2022 decreased by $4 million, or 0.1%, from December 31, 2021. The decrease in stockholders' equity is primarily a function of net income and net proceeds of $107.7 million from issuance of common stock during the six months ended June 30, 2022, offset by quarterly dividends to common and preferred shareholders and unrealized fair value losses on AFS securities recorded net of tax in other comprehensive income.
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
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2022	December 31, 2021	Increase (Decrease)
	(in millions)
Debt securities
CLO	$2,678	$926	$1,752
Commercial MBS issued by GSEs	61	69	(8)
Corporate debt securities	399	383	16
Private label residential MBS	1,519	1,725	(206)
Residential MBS issued by GSEs	1,821	1,993	(172)
Tax-exempt	1,935	2,105	(170)
U.S. treasury securities	—	13	(13)
Other	73	82	(9)
Total debt securities	$8,486	$7,296	$1,190

Equity securities
CRA investments	$51	$45	$6
Preferred stock	119	114	5
Total equity securities	$170	$159	$11

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. At June 30, 2022, the Company had $2.8 billion of loans HFS, compared to $5.6 billion at December 31, 2021. The decrease in loans HFS from December 31, 2021 relates to sales and a transfer of $1.5 billion of EBO loans during the three months ended June 30, 2022 that were previously classified as HFS to HFI as management no longer intends to sell these loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2022	December 31, 2021	Increase (Decrease)
	(in millions)
Warehouse lending	$5,132	$5,156	$(24)
Municipal & nonprofit	1,548	1,579	(31)
Tech & innovation	1,648	1,418	230
Equity fund resources	4,752	3,830	922
Other commercial and industrial	7,832	6,465	1,367
CRE - owner occupied	1,681	1,723	(42)
Hotel franchise finance	3,112	2,534	578
Other CRE - non-owner occupied	4,625	3,952	673
Residential	12,967	9,243	3,724
Residential - EBO	1,897	—	1,897
Construction and land development	3,199	3,006	193
Other	179	169	10
Total loans HFI	48,572	39,075	9,497
Allowance for credit losses	(273)	(252)	(21)
Total loans HFI, net of allowance	$48,299	$38,823	$9,476
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $122 million and $86 million reduced the carrying value of loans as of June 30, 2022 and December 31, 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $192 million and $185 million increased the carrying value of loans as of June 30, 2022 and December 31, 2021, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. The Company’s loan portfolio includes significant credit exposure to the CRE market. Commercial and industrial loans made up 43% and 47% of the Company's HFI loan portfolio as of June 30, 2022 and December 31, 2021, respectively. In addition, CRE related loans accounted for approximately 26% and 29% of total loans at June 30, 2022 and December 31, 2021, respectively. Substantially all of these CRE loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 19% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2022 and December 31, 2021, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total HFI loans as of June 30, 2022 and December 31, 2021.

Non-performing Assets
Total non-performing loans increased $12 million to $88 million at June 30, 2022, from $76 million at December 31, 2021.

	June 30, 2022	December 31, 2021
	(dollars in millions)
Total nonaccrual loans (1)	$85	$73
Loans past due 90 days or more on accrual status (2)	—	—
Accruing troubled debt restructured loans	3	3
Total nonperforming loans	$88	$76
Other assets acquired through foreclosure, net	$12	$12
Nonaccrual loans to funded HFI loans	0.17%	0.19%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—
(1)Includes non-accrual TDR loans of $19 million and $18 million at June 30, 2022 and December 31, 2021, respectively.
(2)Excludes government guaranteed residential mortgage loans of $827 million million and zero at June 30, 2022 and December 31, 2021, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $1.2 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.
The composition of nonaccrual HFI loans by loan portfolio segment were as follows:

	June 30, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	$5	5.9%	0.01%
Other commercial and industrial	23	27.0	0.05
CRE - owner occupied	9	10.6	0.02
Hotel franchise finance	10	11.8	0.02
Other CRE - non-owner occupied	20	23.5	0.04
Residential	17	20.0	0.03
Construction and land development	1	1.2	0.00
Total non-accrual loans	$85	100.0%	0.17%

	December 31, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	$13	18.3%	0.03%
Equity fund resources	1	0.8	0.00
Other commercial and industrial	16	22.2	0.05
CRE - owner occupied	13	17.9	0.03
Other CRE - non-owner occupied	13	18.0	0.03
Residential	15	20.8	0.05
Construction and land development	1	1.4	0.00
Other	1	0.6	0.00
Total non-accrual loans	$73	100.0%	0.19%
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

The following table presents TDR loans:

	June 30, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	1	$4	2	$2
Other commercial and industrial	8	5	7	6
CRE - owner occupied	1	1	1	1
Other CRE - non-owner occupied	5	10	5	11
Construction and land development	1	1	1	1
Total	16	$21	16	$21
The allowance for credit losses on TDR loans totaled $1 million and zero as of June 30, 2022 and December 31, 2021, respectively. There were no outstanding commitments on TDR loans as of June 30, 2022 and December 31, 2021.
Allowance for Credit Losses on HFI Loans
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the allowance for credit losses on HFI loans by loan portfolio segment:

	June 30, 2022			December 31, 2021
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)			(dollars in millions)
Warehouse lending	$3.7	1.4%	10.6%	$3.0	1.2%	13.2%
Municipal & nonprofit	13.6	5.0	3.2	13.7	5.4	4.1
Tech & innovation	25.4	9.3	3.4	25.7	10.2	3.6
Equity fund resources	14.0	5.1	9.8	9.6	3.8	9.8
Other commercial and industrial	119.2	43.6	16.1	103.6	41.0	16.5
CRE - owner occupied	7.5	2.7	3.4	10.6	4.2	4.4
Hotel franchise finance	33.8	12.4	6.4	41.5	16.4	6.5
Other CRE - non-owner occupied	22.1	8.1	9.5	16.9	6.7	10.1
Residential	18.8	6.9	26.7	12.5	5.0	23.7
Residential - EBO	—	—	3.9	—	—	—
Construction and land development	12.2	4.5	6.6	12.5	5.0	7.7
Other	2.9	1.1	0.4	2.9	1.1	0.4
Total	$273.2	100.0%	100.0%	$252.5	100.0%	100.0%
During the three months ended June 30, 2022 and 2021, net loan charge-offs to average loans outstanding was 0.01% and approximately 0.00%, respectively.
In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $53.8 million and $37.6 million at June 30, 2022 and December 31, 2021, respectively, and is included in Other liabilities on the Consolidated Balance Sheets.

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

	June 30, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Municipal & nonprofit	1	$6	1.9%	0.01%
Tech & innovation	16	59	19.2	0.12
Other commercial and industrial	82	47	15.3	0.10
CRE - owner occupied	11	16	5.2	0.03
Hotel franchise finance	6	88	28.7	0.18
Other CRE - non-owner occupied	13	43	14.0	0.09
Residential	39	18	5.9	0.04
Other	20	30	9.8	0.06
Total	188	$307	100.0%	0.63%

	December 31, 2021
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	13	$39	11.4%	0.10%
Other commercial and industrial	66	60	17.9	0.16
CRE - owner occupied	14	16	4.7	0.04
Hotel franchise finance	9	139	40.9	0.35
Other CRE - non-owner occupied	5	11	3.4	0.03
Residential	35	16	4.6	0.04
Construction and land development	7	28	8.3	0.07
Other	17	30	8.8	0.08
Total	166	$339	100.0%	0.87%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $826 million and $698 million as of June 30, 2022 and December 31, 2021, respectively.
The following is a summary of the UPB of loans underlying in the Company's MSR portfolio by type:

	June 30, 2022	December 31, 2021
	(in millions)
FNMA and FHLMC	$26,627	$38,754
GNMA	23,989	14,379
Non-agency	1,568	1,215
Total unpaid principal balance of loans	$52,184	$54,348

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $530 million at June 30, 2022. The increase from $491 million at December 31, 2021 is attributable to the DST acquisition in January 2022. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the acquisition.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2022 and 2021, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of June 30, 2022, the net DTA balance totaled $223 million, an increase of $202 million from $21 million at December 31, 2021. This overall increase in the net DTA was primarily the result of decreases in the fair market value of AFS securities and expected tax credit carryovers. These items were not fully offset by increases to MSRs.
At June 30, 2022 and December 31, 2021, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $53.7 billion at June 30, 2022, from $47.6 billion at December 31, 2021, an increase of $6.1 billion, or 12.8%. By deposit type, the increase in deposits is attributable to increases in non-interest bearing demand deposits of $2.4 billion, savings and money market accounts of $1.7 billion, interest bearing demand deposits of $1.5 billion, and certificates of deposit of $522 million.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At June 30, 2022, the Company had $685 million of CDARS deposits and $2.1 billion of ICS deposits, compared to $729 million of CDARS deposits and $1.8 billion of ICS deposits at December 31, 2021. At June 30, 2022 and December 31, 2021, the Company also had wholesale brokered deposits of $3.6 billion and $1.8 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $14.5 billion and $10.8 billion at June 30, 2022 and December 31, 2021, respectively. The Company incurred $17.3 million and $6.6 million in deposit related costs on these deposits during the three months ended June 30, 2022 and 2021, respectively. The Company incurred $26.0 million and $12.4 million in deposit related costs on these deposits during the six months ended June 30, 2022 and 2021, respectively. These costs are reported in Deposit costs as part of non-interest expense. The increase in these costs from the prior year is due to an increase in deposit balances eligible for earnings credits or referral fees.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2022		2021
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$8,346	0.38%	$4,370	0.14%
Savings and money market accounts	18,771	0.35	15,168	0.21
Certificates of deposit	2,040	0.52	1,737	0.49
Total interest-bearing deposits	29,157	0.37	21,275	0.22
Non-interest-bearing demand deposits	24,327	—	18,385	—
Total deposits	$53,484	0.20%	$39,660	0.12%

	Six Months Ended June 30,
	2022		2021
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$8,046	0.27%	$4,139	0.14%
Savings and money market accounts	18,453	0.29	14,584	0.21
Certificates of deposit	1,981	0.45	1,709	0.54
Total interest-bearing deposits	28,480	0.29	20,432	0.22
Non-interest-bearing demand deposits	23,458	—	17,186	—
Total deposits	$51,938	0.16%	$37,618	0.12%
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB, federal funds purchased from correspondent banks or the FHLB, and repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2022, total short-term borrowed funds consisted of FHLB advances of $2.0 billion, federal funds purchased of $1.9 billion, repurchase agreements of $79 million, and secured borrowings of $40 million. At December 31, 2021, total short-term borrowed funds consisted of federal funds purchased of $675 million, secured borrowings of $35 million, and repurchase agreements of $17 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes from the acquisition on April 7, 2021 and credit linked notes issued, inclusive of issuance costs and fair market value adjustments. At June 30, 2022, the carrying value of long-term borrowings was $1.2 billion, compared to $775 million at December 31, 2021. The increase in long-term borrowings from December 31, 2021 relates to new credit linked note issuances during the three months ended June 30, 2022, totaling $486 million, net of issuance costs.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2022, the carrying value of qualifying debt was $891 million, compared to $896 million at December 31, 2021.

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
In connection with its adoption of CECL on January 1, 2020, the Company elected the five-year CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. As a result of this election, the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology was delayed for two years, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Beginning in 2022, capital ratios and amounts include a 25% reduction to the capital benefit that resulted from the increased allowance for credit losses related to the adoption of ASC 326.
As a result of the Company's continued commercial loan growth and the acquisition of AmeriHome, the Company continues to undertake various capital actions to ensure that its capital levels remain strong, which during the six months ended June 30, 2022, included sales of common stock under the Company's ATM program and two credit linked note issuances. As of June 30, 2022 and December 31, 2021, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
June 30, 2022
WAL	$6,001	$4,897	$50,292	$64,085	11.9%	9.7%	7.6%	9.0%
WAB	5,638	5,126	50,228	64,051	11.2	10.2	8.0	10.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2021
WAL	$5,499	$4,444	$44,697	$56,973	12.3%	9.9%	7.8%	9.1%
WAB	5,120	4,658	44,726	56,962	11.4	10.4	8.2	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of June 30, 2022.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	June 30, 2022
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$3,408	$1,860
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2022 are presented in the following table:

June 30, 2022
(in millions)
FHLB:
Borrowing capacity	$9,774
Outstanding borrowings	2,000
Letters of credit	21
Total available credit	$7,753

FRB:
Borrowing capacity	$4,728
Outstanding borrowings	—
Total available credit	$4,728

Warehouse borrowings:
Borrowing capacity	$1,000
Outstanding borrowings	—
Total available credit	$1,000
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2022, there was $10.2 billion in liquid assets, comprised of $1.9 billion in cash and cash equivalents, $2.8 billion in HFS mortgages, and $5.5 billion in unpledged marketable securities. At December 31, 2021, the Company maintained $8.7 billion in liquid assets, comprised of $516 million of cash and cash equivalents, $4.0 billion in HFS mortgages, and $4.2 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2022, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2022 and 2021, net cash provided by (used in) operating activities was $960.0 million and $(1.1) billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the six months ended June 30, 2022 and 2021 was reduced by $8.0 billion and $3.5 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $1.8 billion and $2.4 billion, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2022 and 2021, net deposits increased $6.1 billion and $10.0 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2022, the Company has $685 million of CDARS and $2.1 billion of ICS deposits.
As of June 30, 2022, the Company has $3.6 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2022, WAB paid dividends to the Parent of $50 million. Subsequent to June 30, 2022, WAB paid dividends to the Parent of $55 million.

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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2022, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the FOMC.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2022, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$2,157.7	$2,434.4	$2,731.5	$3,033.1
Interest Expense	288.2	425.9	616.0	807.8
Net Interest Income	$1,869.5	$2,008.5	$2,115.5	$2,225.3
% Change	(6.9)%		5.3%	10.8%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$2,302.4	$2,434.4	$2,541.8	$2,663.5
Interest Expense	355.5	425.9	511.0	597.0
Net Interest Income	$1,946.9	$2,008.5	$2,030.8	$2,066.5
% Change	(3.1)%		1.1%	2.9%
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
At June 30, 2022, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2022:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$64,906	$63,004	$61,368	$59,959	$58,388
Liabilities	52,850	51,986	50,987	50,072	48,869
Net Present Value	$12,056	$11,018	$10,381	$9,887	$9,519
% Change	9.4%		(5.8)%	(10.3)%	(13.6)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2022 and December 31, 2021:
Outstanding Derivatives Positions

June 30, 2022			December 31, 2021
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$408,016	$(4)	1.3	$480,766	$(50)	1.5

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2022	2,321	$77.90	—	$—
May 2022	—	—	—	—
June 2022	314	74.51	—	—
Total	2,635	$77.50	—	$—
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

3.3	Amended and Restated Bylaws of Western Alliance, effective as of June 14, 2022 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2022).

3.4	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.5	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Consolidated Income Statements for the three months ended June 30, 2022 and June 30, 2021 and six months ended June 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022 and June 30, 2021 and six months ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2022 and June 30, 2021 and the six months June 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

July 29, 2022	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

July 29, 2022	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

July 29, 2022	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer