Form 10-Q
period 2022-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2022-11-01
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2022, Western Alliance Bancorporation had 108,912,097 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
Aris	Aris Mortgage Holding Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC
TERMS:
AFS	Available-for-Sale	GNMA	Government National Mortgage Association
ALCO	Asset and Liability Management Committee	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HELOC	Home Equity Line of Credit
ASC	Accounting Standards Codification	HFI	Held for Investment
ASU	Accounting Standards Update	HFS	Held for Sale
Basel III	Banking Supervision's December 2010 final capital framework	HTM	Held-to-Maturity
BOD	Board of Directors	HUD	U.S. Department of Housing and Urban Development
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	ICS	Insured Cash Sweep Service
CBOE	Chicago Board Options Exchange	IRLC	Interest Rate Lock Commitment
CDARS	Certificate Deposit Account Registry Service	ISDA	International Swaps and Derivatives Association
CECL	Current Expected Credit Losses	LGD	Loss Given Default
CEO	Chief Executive Officer	LIBOR	London Interbank Offered Rate
CET1	Common Equity Tier 1	LIHTC	Low-Income Housing Tax Credit
CFO	Chief Financial Officer	MBS	Mortgage-Backed Securities
CLO	Collateralized Loan Obligation	MSA	Metropolitan Statistical Area
COVID-19	Coronavirus Disease 2019	MSR	Mortgage Servicing Right
CRA	Community Reinvestment Act	NPV	Net Present Value
CRE	Commercial Real Estate	NYSE	New York Stock Exchange
DTA	Deferred Tax Asset	OCI	Other Comprehensive Income
EAD	Exposure at Default	OREO	Other Real Estate Owned
EBO	Early buyout	PCD	Purchased Credit Deteriorated
EPS	Earnings per share	PD	Probability of Default
EVE	Economic Value of Equity	PPNR	Pre-Provision Net Revenue
Exchange Act	Securities Exchange Act of 1934, as amended	ROU	Right of use
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHA	Federal Housing Administration	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
FHLMC	Federal Home Loan Mortgage Corporation	TEB	Tax Equivalent Basis
FICO	The Financing Corporation	TSR	Total Shareholder Return
FNMA	Federal National Mortgage Association	UPB	Unpaid Principal Balance
FOMC	Federal Open Market Committee	USDA	United States Department of Agriculture
FRB	Federal Reserve Bank	VA	Veterans Affairs
FVO	Fair Value Option	VIE	Variable Interest Entity
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$260	$166
Interest-bearing deposits in other financial institutions	1,350	350
Cash, cash equivalents and restricted cash	1,610	516
Investment securities - AFS, at fair value; amortized cost of $7,944 at September 30, 2022 and $6,167 at December 31, 2021	6,960	6,189
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $4 and $5 (fair value of $1,084 and $1,146) at September 30, 2022 and December 31, 2021, respectively	1,266	1,102
Investment securities - equity	165	159
Investments in restricted stock, at cost	212	92
Loans HFS	2,204	5,635
Loans HFI, net of deferred loan fees and costs	52,201	39,075
Less: allowance for credit losses	(304)	(252)
Net loans held for investment	51,897	38,823
Mortgage servicing rights	1,044	698
Premises and equipment, net	237	182
Operating lease right of use asset	131	133
Bank owned life insurance	181	180
Goodwill and intangible assets, net	682	635
Deferred tax assets, net	302	21
Investments in LIHTC and renewable energy	727	631
Other assets	1,547	987
Total assets	$69,165	$55,983
Liabilities:
Deposits:
Non-interest-bearing demand	$24,926	$21,353
Interest-bearing	30,663	26,259
Total deposits	55,589	47,612
Other borrowings	6,319	1,502
Qualifying debt	889	896
Operating lease liability	149	143
Other liabilities	1,198	867
Total liabilities	64,144	51,020
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at September 30, 2022 and December 31, 2021)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 111,466,865 shares issued at September 30, 2022 and 108,981,341 at December 31, 2021) and additional paid in capital	2,154	1,966
Treasury stock, at cost (2,549,229 shares at September 30, 2022 and 2,350,021 shares at December 31, 2021)	(105)	(87)
Accumulated other comprehensive (loss) income	(736)	16
Retained earnings	3,413	2,773
Total stockholders’ equity	5,021	4,963
Total liabilities and stockholders’ equity	$69,165	$55,983
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$657.0	$398.0	$1,608.3	$1,050.2
Investment securities	74.0	42.0	178.3	116.6
Dividends and other	8.4	2.8	16.9	8.6
Total interest income	739.4	442.8	1,803.5	1,175.4
Interest expense:
Deposits	77.6	12.3	118.8	34.7
Qualifying debt	8.9	10.8	25.9	23.9
Other borrowings	50.8	9.3	82.2	18.6
Total interest expense	137.3	32.4	226.9	77.2
Net interest income	602.1	410.4	1,576.6	1,098.2
Provision for (recovery of) credit losses	28.5	12.3	65.0	(34.6)
Net interest income after provision for (recovery of) credit losses	573.6	398.1	1,511.6	1,132.8
Non-interest income:
Net loan servicing revenue (expense)	23.0	2.2	109.5	(18.6)
Net gain on loan origination and sale activities	14.5	121.0	78.6	253.0
Service charges and fees	6.5	7.1	21.1	21.2
Commercial banking related income	5.1	4.6	16.0	12.5
Income from equity investments	4.3	2.5	13.6	16.9
Gain on recovery from credit guarantees	0.4	—	11.7	—
Gain on sales of investment securities	—	—	6.7	0.1
Fair value loss on assets measured at fair value, net	(2.8)	(2.2)	(19.4)	(0.5)
Other income	10.8	2.9	25.3	9.2
Total non-interest income	61.8	138.1	263.1	293.8
Non-interest expense:
Salaries and employee benefits	136.5	133.5	413.8	346.1
Deposit costs	56.2	7.3	83.6	20.7
Legal, professional, and directors' fees	24.8	13.7	73.9	37.8
Data processing	21.8	15.4	59.1	40.3
Loan servicing expenses	15.2	15.6	40.7	37.9
Occupancy	13.9	12.4	39.7	31.4
Insurance	8.1	6.2	22.2	15.9
Loan acquisition and origination expenses	5.8	9.7	18.7	20.2
Business development and marketing	5.0	2.8	14.8	7.4
Net gain on sales and valuations of repossessed and other assets	(0.2)	(1.3)	(0.4)	(3.1)
Acquisition and restructure expenses	—	2.4	0.4	18.5
Other expense	18.7	16.1	56.8	40.5
Total non-interest expense	305.8	233.8	823.3	613.6
Income before provision for income taxes	329.6	302.4	951.4	813.0
Income tax expense	65.6	65.5	187.1	159.8
Net income	264.0	236.9	764.3	653.2
Dividends on preferred stock	3.2	—	9.6	—
Net income available to common stockholders	$260.8	$236.9	$754.7	$653.2

Earnings per share:
Basic	$2.43	$2.29	$7.06	$6.39
Diluted	2.42	2.28	7.03	6.35
Weighted average number of common shares outstanding:
Basic	107.5	103.3	107.0	102.3
Diluted	107.9	103.9	107.4	102.9
Dividends declared per common share	$0.36	$0.35	$1.06	$0.85
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income	$264.0	$236.9	$764.3	$653.2
Other comprehensive income (loss), net:
Unrealized loss on AFS securities, net of tax effect of $74.2, $7.1, $248.2, and $16.0 respectively	(219.9)	(21.8)	(752.3)	(49.0)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(0.5), $0.1, $(1.9), and $0.2 respectively	1.6	(0.1)	5.8	(0.6)
Realized gain on sale of AFS securities included in income, net of tax effect of $0.0, $0.0, $1.8, and $0.0 respectively	—	—	(5.4)	(0.1)
Net other comprehensive loss	(218.3)	(21.9)	(751.9)	(49.7)
Comprehensive income	$45.7	$215.0	$12.4	$603.5
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2021	—	$—	104.2	$—	$1,687.6	$(84.2)	$64.5	$2,366.6	$4,034.5
Net income	—	—	—	—	—	—	—	236.9	236.9
Restricted stock, performance stock units, and other grants, net	—	—	—	—	8.2	—	—	—	8.2
Restricted stock surrendered (1)	—	—	—	—	—	(1.7)	—	—	(1.7)
Preferred stock issuance, net	12.0	294.5	—	—	—	—	—	—	294.5
Dividends paid to common stockholders	—	—	—	—	—	—	—	(36.5)	(36.5)
Other comprehensive loss, net	—	—	—	—	—	—	(21.9)	—	(21.9)
Balance, September 30, 2021	12.0	$294.5	104.2	$—	$1,695.8	$(85.9)	$42.6	$2,567.0	$4,514.0

Balance, June 30, 2022	12.0	$294.5	108.3	$—	$2,094.8	$(104.3)	$(517.9)	$3,191.7	$4,958.8
Net income	—	—	—	—	—	—	—	264.0	264.0
Restricted stock, performance stock units, and other grants, net	—	—	—	—	9.4	—	—	—	9.4
Restricted stock surrendered (1)	—	—	—	—	—	(0.9)	—	—	(0.9)
Common stock issuance, net	—	—	0.6	—	50.0	—	—	—	50.0
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.0)	(39.0)
Other comprehensive loss, net	—	—	—	—	—	—	(218.3)	—	(218.3)
Balance, September 30, 2022	12.0	$294.5	108.9	$—	$2,154.2	$(105.2)	$(736.2)	$3,413.5	$5,020.8

	Nine Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2020	—	$—	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	—	—	653.2	653.2
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	25.9	—	—	—	25.9
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(14.8)	—	—	(14.8)
Preferred stock issuance, net	12.0	294.5	—	—	—	—	—	—	294.5
Common stock issuance, net	—	—	3.0	—	279.0	—	—	—	279.0
Dividends paid to common stockholders	—	—	—	—	—	—	—	(87.6)	(87.6)
Other comprehensive income, net	—	—	—	—	—	—	(49.7)	—	(49.7)
Balance, September 30, 2021	12.0	$294.5	104.2	$—	$1,695.8	$(85.9)	$42.6	$2,567.0	$4,514.0

Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	764.3	764.3
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	30.3	—	—	—	30.3
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.4)	—	—	(18.4)
Common stock issuance, net	—	—	1.9	—	157.7	—	—	—	157.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	(9.6)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(114.2)	(114.2)
Other comprehensive loss, net	—	—	—	—	—	—	(751.9)	—	(751.9)
Balance, September 30, 2022	12.0	$294.5	108.9	$—	$2,154.2	$(105.2)	$(736.2)	$3,413.5	$5,020.8

(1)Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$764.3	$653.2
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	65.0	(34.6)
Depreciation and amortization	36.1	25.6
Stock-based compensation	30.3	25.6
Deferred income taxes	47.7	43.6
Amortization of net premiums for investment securities	17.1	30.8
Amortization of tax credit investments	45.6	36.6
Amortization of operating lease right of use asset	16.4	11.5
Amortization of net deferred loan fees and net purchase premiums	(50.6)	(53.2)
Purchases and originations of loans HFS	(37,064.4)	(41,336.4)
Proceeds from sales and payments on loans held for sale	38,294.5	37,810.5
Mortgage servicing rights capitalized upon sale of mortgage loans	(578.1)	(512.7)
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(139.3)	49.5
Other	10.1	2.4
Changes in other assets and liabilities, net	(43.8)	(21.4)
Net cash provided by (used in) operating activities	$1,450.9	$(3,269.0)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(2,286.4)	$(3,100.7)
Principal pay downs and maturities	511.8	1,293.2
Proceeds from sales	124.6	49.8
Investment securities - HTM
Purchases	(230.3)	(494.7)
Principal pay downs and maturities	68.1	14.2
Equity securities carried at fair value
Purchases	(35.2)	(36.1)
Redemptions	1.1	21.4
Proceeds from sales	14.1	2.8
Proceeds from sale of mortgage servicing rights and related holdbacks, net	382.2	1,112.1
Purchase of other investments	(300.3)	(99.4)
Net increase in loans HFI	(11,736.5)	(8,385.4)
Purchase of premises, equipment, and other assets, net	(84.2)	(31.8)
Cash consideration paid for acquisitions, net of cash acquired	(50.0)	(1,013.4)
Net cash used in investing activities	$(13,621.0)	$(10,668.0)
Cash flows from financing activities:
Net increase in deposits	$7,976.7	$13,352.1
Net proceeds from issuance of long-term debt	485.5	831.4
Payments on long-term debt	(24.8)	(75.0)
Net increase (decrease) in short-term borrowings	4,810.3	(2,396.6)
Cash paid for tax withholding on vested restricted stock and other	(18.4)	(14.6)
Cash dividends paid on common stock and preferred stock	(123.8)	(87.6)
Proceeds from issuance of common stock in offerings, net	157.7	279.0
Proceeds from issuance of preferred stock, net	—	294.5
Net cash provided by financing activities	$13,263.2	$12,183.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,093.1	(1,753.8)
Cash, cash equivalents, and restricted cash at beginning of period	516.4	2,671.7
Cash, cash equivalents, and restricted cash at end of period	$1,609.5	$917.9

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Supplemental disclosure:
Cash paid during the period for:
Interest	$211.4	$70.4
Income taxes, net	190.7	160.2
Non-cash operating, investing, and financing activity:
Transfer of EBO loans previously classified as HFS to HFI	$1,505.7	$—
Transfers of mortgage-backed securities in settlement of secured borrowings	452.9	495.2
Net increase in unfunded commitments and obligations	281.1	152.6
Net (decrease) increase in unsettled loans HFI and investment securities purchased	(33.4)	104.3
Transfers of securitized loans HFS to AFS securities	131.0	—
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term relate to: 1) the determination of the allowance for credit losses; 2) certain assets and liabilities carried at fair value; and 3) accounting for income taxes.
Principles of consolidation
As of September 30, 2022, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2022 and 2021 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
HTM securities are carried at amortized cost. AFS securities are carried at their estimated fair value, with unrealized holding gains and losses reported in OCI, net of tax. When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings as non-interest income.
Equity securities are carried at their estimated fair value, with changes in fair value required to be reported in earnings as non-interest income.
Interest income is recognized based on the coupon rate and, for HTM and AFS securities, includes the amortization of purchase premiums and the accretion of purchase discounts. Premiums and discounts on investment securities are generally amortized or accreted over the contractual life of the security using the interest method. For the Company's mortgage-backed securities, amortization or accretion of premiums or discounts are adjusted for anticipated prepayments. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.
A debt security is placed on nonaccrual status at the time its principal or interest payments become 90 days past due. Interest accrued but not received for a security placed on nonaccrual is reversed through interest income.

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
Charge-offs are made through reversal of the allowance for credit losses and a direct charge to the amortized cost basis of the AFS security. The Company considers the following events to be indicators that a charge-off should be taken: 1) bankruptcy of the issuer; 2) significant adverse event(s) affecting the issuer in which it is improbable for the issuer to make its remaining payments on the security; and 3) significant loss of value of the underlying collateral behind a security. Recoveries on debt securities, if any, are recorded in the period received.
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

Loans held for sale
The Company began regularly carrying loans HFS in connection with the AmeriHome acquisition and continues to purchase and originate loans to be sold or securitized through its mortgage banking business. Loans HFS are reported at fair value or the lower of cost or fair value, depending on the acquisition source. The Company has elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Alternatively, delinquent loans repurchased under the terms of the GNMA MBS program, referred to as EBO loans, and which are classified as HFS, are reported at the lower of cost or fair value. For EBO loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance and any changes in the valuation allowance are included in Net gain on loan origination and sale activities in the Consolidated Income Statement.
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
Loan acquisition and origination fees on loans HFS consist of fees earned by the Company for purchasing and originating loans and are recognized at the time the loans are purchased or originated. These fees generally represent flat, per loan fee amounts and are included as Net gain on loan origination and sale activities in the Consolidated Income Statement.
Recognition of interest income on non-government guaranteed or insured loans HFS is suspended and accrued unpaid interest receivable is reversed through interest income when loans become 90 days delinquent or when recovery of income and principal becomes doubtful. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For government guaranteed or insured loans HFS that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture and note rates, as adjusted for probability of default for FHA loans and at the note rate for VA and USDA loans.
If management determines that it no longer intends to sell loans classified as HFS, such loans will be transferred to loans HFI. Loans transferred from HFS to HFI are transferred at amortized cost, and any valuation allowance previously recorded is reversed through the Consolidated Income Statement at the time of the transfer. The loans are then evaluated to determine the allowance for credit losses in accordance with the Company's policy as described in the Allowance for credit losses on HFI loans section within this note.
Loans held for investment
Loans HFI are loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the amount of unpaid principal, adjusted for unamortized net deferred fees and costs, premiums and discounts, and charge-offs. In addition, the amortized cost basis of loans subject to a fair value hedge are adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
The Company may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, past due and nonaccrual status, and TDR loans. The Company may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due.
At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on PCD loans are recorded through the provision for credit losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 5. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
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
Nonaccrual loans
When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when a loan becomes delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely. Past due status is based on the contractual terms of the loan. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection. For government guaranteed or insured loans that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture rate and note rates, as adjusted for probability of default for FHA loans, and at the note rate for VA and USDA loans.
For all HFI loans, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed, and the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company may recognize income on a cash basis when a payment is received for those nonaccrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the loan principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Reference Rate Reform
On March 5, 2021, the United Kingdom administrator of LIBOR announced that the 1-month, 3-month, 6-month and 12-month US dollar LIBOR settings would cease to exist after June 30, 2023. The US federal banking agencies issued a statement in November 2020 encouraging banks to transition away from US dollar LIBOR as soon as practicable and to stop entering into new contracts that use US dollar LIBOR by December 31, 2021. The Bank began offering three alternative rate indices (Ameribor, SOFR, and BSBY) on its loans in the second half of 2021, with Ameribor as its preferred rate index. The Bank ceased offering loans indexed to US dollar LIBOR on December 31, 2021. Loans indexed to US dollar LIBOR will be converted to Ameribor, SOFR, or BSBY. The Company applied the optional expedient in Topic 848 for such conversions by prospectively adjusting the effective interest rate. For the Company's borrowing arrangements currently indexed to LIBOR, the paying agent is responsible for choosing the alternate rate index.

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

Allowance for credit losses on HFI loans
Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the allowance for credit losses. The allowance for credit losses is an estimate of life-of-loan losses for the Company's HFI loans. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a loan to present the net amount expected to be collected on the loan. The estimate of expected credit losses excludes accrued interest receivable on these loans, except for accrued interest related to the Residential-EBO loan pool. Accrued interest receivable, net of an allowance for credit losses on the Residential-EBO loan pool, is included in Other assets on the Consolidated Balance Sheet. The allowance for credit losses on HFI loans includes an estimate of future charge-offs, offset by expected recoveries of amounts previously charged-off and shall not exceed the aggregate of prior and expected charge-offs. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio or particular segments of the loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance for credit losses and credit loss expense in those future periods. The allowance level is influenced by loan growth, mix, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and the inputs and assumptions in economic forecasts, such as macroeconomic inputs, length of reasonable and supportable forecast periods, and reversion methods. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans and second, a pooled component for estimated expected credit losses for loans that share similar risk characteristics.
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
Loans that share similar risk characteristics with other loans
In estimating the component of the allowance for credit losses for loans that share similar risk characteristics, loans are segregated into loan segments with shared risk characteristics. The Company's primary portfolio segments align with the methodology applied in estimating the allowance for credit losses under CECL. Loans are designated into loan segments based on loans pooled by product types, business lines, and other risk characteristics.
In determining the allowance for credit losses, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default, and exposure at default), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using a single economic scenario and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models define default as loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial and CRE, owner-occupied loan segments. Output reversion is used for the commercial and industrial and CRE, owner-occupied loan segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the residential, warehouse lending, and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed to estimate LGD. Factors utilized in calculating average LGD vary for each loan segment and are further described below. Exposure at default refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate consideration of different probability weighted economic scenarios, current trends and conditions that are not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
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
Tech & innovation
The tech & innovation portfolio segment is comprised of commercial loans that are originated within this business line and are not collateralized by real estate. The source of repayment of these loans is generally expected to be the income that is generated from the business or contributions from ownership to sustain the business's growth model. Expected credit losses for this loan segment are estimated using internally-developed models. These models incorporate market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include average investment to GDP and treasury yields. LGD and the prepayment rate assumption for EAD for this loan segment are driven by unemployment levels.
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
Other commercial and industrial
The other commercial and industrial segment is comprised primarily of commercial and industrial loans to middle market companies and large corporations that are not collateralized by real estate. The models used to estimate expected credit losses for middle market companies are the same as those used for the tech & innovation portfolio segment, whereas a vendor model is used to estimate expected credit losses for loans to large corporations.

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
Residential - EBO
The residential EBO loan portfolio segment is comprised of government guaranteed or insured loans collateralized primarily by first liens on 1-4 residential family properties purchased from the FHA, VA, or USDA, which were at least three months delinquent at the time of purchase. These loans differ from the residential loans included in the Company's Residential loan portfolio segment as the principal balance of these loans are government guaranteed or insured. The Company has not recognized an allowance for credit losses on this portfolio segment as management's expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current and forecasted conditions, is zero.

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
The Company may in the ordinary course of business sell MSRs and will recognize, as of the trade date, a gain or loss on the sale equal to the difference between the carrying value of the transferred MSRs and the estimated proceeds to be received as consideration. The Company subsequently derecognizes MSRs when substantially all of the risks and rewards of ownership are irrevocably passed to the transferee and any protection provisions retained by the Company are minor and can be reasonably estimated, which typically occurs on the settlement date. Protection provisions are considered to be minor if the obligation created by such provisions is estimated to be no more than 10 percent of the sales price and the Company retains the risk of prepayment for no more than 120 days. The Company records an estimated liability for retained protection provisions as of the trade date and continues to remeasure this liability until settlement, with any changes in the estimated liability recorded in earnings. In addition, fees to transfer loans associated with the sold MSRs to a new servicer are also recorded on the settlement date. Gains or losses on sales of MSRs, net of retained protection provisions, and transfer fees are included in Net loan servicing revenue in the Consolidated Income Statement.

Leases (lessee)
At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding ROU asset and operating lease liability are recorded in separate line items on the Consolidated Balance Sheet. A ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentives that are paid or are payable to the Company. Variable lease payments that depend on an index or rate such as the Consumer Price Index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis over the lease term as Occupancy expense in the Consolidated Income Statements.
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
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company may first elect to assess, through qualitative factors, whether it is more likely than not that goodwill is impaired. If the qualitative assessment indicates potential impairment, a quantitative impairment test is performed. If, based on the quantitative test, a reporting unit's carrying amount exceeds its fair value, a goodwill impairment charge for this difference is recorded to current period earnings as non-interest expense.
The Company’s intangible assets consist of correspondent relationships, operating licenses, tradenames, core deposit intangibles, customer relationships, and developed technology assets that are being amortized over periods of five to 40 years, with the exception of the Bridge Bank tradename which has an indefinite life. See "Note 2. Mergers, Acquisitions and Dispositions" of these Notes to Unaudited Consolidated Financial Statements for discussion of the intangible assets acquired in the AmeriHome and Digital Disbursements acquisitions.
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the three and nine months ended September 30, 2022 or 2021.
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
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. With the acquisition of AmeriHome, the Company's economic hedging volume has substantially increased. The Company enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated rather than purchased, and intended for HFI classification. As of September 30, 2022, all IRLCs qualify as derivative instruments. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments and interest rate futures. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2022 and December 31, 2021. The estimated fair value amounts for September 30, 2022 and December 31, 2021 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Unaudited Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Interest and penalties related to unrecognized tax benefits are recognized as provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities on the Consolidated Balance Sheet. See "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements for further discussion on income taxes.
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
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. During the measurement period (not to exceed one year from the acquisition date), the fair values of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the quarter ended September 30, 2022, the Company adjusted its initial provisional estimates for identified intangible assets based on new available information regarding conditions that existed as of the acquisition date, and recognized a decrease of $7.4 million to the fair value of identified intangible assets as a result of adjustments to certain valuation inputs. This measurement period adjustment resulted in a $0.5 million reduction in previously recorded amortization expense which is a component of Other expense in the Consolidated income statement. As the Company is still in the process of reviewing the fair value methodology and assumptions used in the valuation of identifiable intangible assets, the fair values of these intangible assets are considered provisional. The Company is also assessing the value of any associated DTAs, which are also provisional.
Total consideration of $57.0 million, comprised of cash paid at closing of $50.6 million and contingent consideration with an estimated fair value of $6.4 million, was exchanged for all of the issued and outstanding membership interests of DST. The terms of the acquisition include a contingent consideration arrangement that is based on performance for the three year period subsequent to the acquisition. There is no required minimum or maximum payment amount specified under the terms of the contingent consideration agreement. During the quarter ended September 30, 2022, the Company adjusted its initial provisional estimate of the fair value of the contingent consideration and recognized a decrease of $10.8 million due to new available information regarding conditions that existed as of the acquisition date and adjustments to certain valuation inputs. The fair value of the contingent consideration recognized on the acquisition date was estimated using a discounted cash flow approach, and is considered provisional, as the Company is still in the process of reviewing the fair value methodology and assumptions associated with the contingent consideration.
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. Acquisition and restructure expenses related to the DST acquisition of $0.4 million for the nine months ended September 30, 2022, were included as a component of non-interest expense in the Consolidated Income Statement, all of which are acquisition related costs as defined by ASC 805. There were no acquisition and restructure expenses incurred during the three months ended September 30, 2022.
The fair value amounts of identifiable assets acquired and liabilities assumed in the DST acquisition are as follows:

January 25, 2022
(in millions)
Assets acquired:
Cash and cash equivalents	$0.6
Identified intangible assets	20.1
Other assets	0.1
Total assets	$20.8
Liabilities assumed:
Other liabilities	$0.4
Total liabilities	0.4
Net assets acquired	$20.4
Consideration paid
Cash	$50.6
Contingent consideration	6.4
Total consideration	$57.0
Goodwill	$36.6

In connection with the acquisition, the Company acquired identifiable intangible assets totaling $20.1 million, as detailed in the table below:

	Acquisition Date Fair Value	Estimated Useful Life
	(in millions)	(in years)
Customer relationships	$15.7	7
Developed technology	4.1	5
Trade name	0.3	10
Total	$20.1
Goodwill in the amount of $36.6 million was recognized and is expected to be fully deductible for tax purposes. Goodwill was allocated entirely to the Consumer Related segment and represents the strategic, operational, and financial benefits expected from the acquisition, including expansion of the Company's settlement services offerings, diversification of its revenue sources, and post-acquisition synergies from integrating Digital Disbursements, as well as the value of the acquired workforce.
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
Total cash consideration of $1.2 billion was paid in exchange for all of the issued and outstanding membership interests of Aris. AmeriHome's results of operations have been included in the Company's results beginning April 7, 2021 and are reported as part of the Consumer Related segment. There were no acquisition and restructure expenses related to the AmeriHome acquisition recognized during the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized $2.4 million and $18.5 million, respectively, in acquisition and restructure expenses related to the AmeriHome acquisition. Approximately $3.4 million was recorded as acquisition related costs, as defined by ASC 805, for the nine months ended September 30, 2021. There were no acquisition related costs incurred for the three months ended September 30, 2021.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values, which are final.

The fair value amounts of identifiable assets acquired and liabilities assumed in the AmeriHome acquisition are as follows:

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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in millions)
Interest income	$442.8	$1,196.6
Non-interest income	122.8	344.8
Net income	236.9	660.9

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$201	$—	$(44)	$157
Tax-exempt	1,069	—	(142)	927
Total HTM securities	$1,270	$—	$(186)	$1,084

Available-for-sale debt securities
CLO	$2,786	$—	$(145)	$2,641
Commercial MBS issued by GSEs	70	—	(8)	62
Corporate debt securities	429	—	(38)	391
Private label residential MBS	1,473	—	(245)	1,228
Residential MBS issued by GSEs	2,085	—	(391)	1,694
Tax-exempt	1,026	—	(152)	874
Other	75	7	(12)	70
Total AFS debt securities	$7,944	$7	$(991)	$6,960

Equity securities
CRA investments	$53	$—	$(4)	$49
Preferred stock	124	—	(8)	116
Total equity securities	$177	$—	$(12)	$165

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$217	$—	$(2)	$215
Tax-exempt	890	43	(2)	931
Total HTM securities	$1,107	$43	$(4)	$1,146

Available-for-sale debt securities
CLO	$926	$1	$(1)	$926
Commercial MBS issued by GSEs	68	1	—	69
Corporate debt securities	383	9	(9)	383
Private label residential MBS	1,529	3	(24)	1,508
Residential MBS issued by GSEs	2,028	7	(42)	1,993
Tax-exempt	1,145	71	(1)	1,215
U.S. treasury securities	13	—	—	13
Other	75	11	(4)	82
Total AFS debt securities	$6,167	$103	$(81)	$6,189

Equity securities
CRA investments	$45	$—	$—	$45
Preferred stock	107	8	(1)	114
Total equity securities	$152	$8	$(1)	$159
Securities with carrying amounts of approximately $1.7 billion and $2.2 billion at September 30, 2022 and December 31, 2021, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$138	$2,460	$7	$123	$145	$2,583
Commercial MBS issued by GSEs	4	48	4	14	8	62
Corporate debt securities	32	295	6	94	38	389
Private label residential MBS	135	796	110	424	245	1,220
Residential MBS issued by GSEs	164	946	227	746	391	1,692
Tax-exempt	125	758	27	73	152	831
Other	5	27	7	25	12	52
Total AFS securities	$603	$5,330	$388	$1,499	$991	$6,829

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$1	$171	$—	$—	$1	$171
Commercial MBS issued by GSEs	1	19	—	—	1	19
Corporate debt securities	9	107	—	—	9	107
Private label residential MBS	24	1,250	—	—	24	1,250
Residential MBS issued by GSEs	32	1,356	9	142	41	1,498
Tax-exempt	1	141	—	—	1	141
Other	—	2	4	28	4	30
Total AFS securities	$68	$3,046	$13	$170	$81	$3,216
The total number of AFS debt securities in an unrealized loss position at September 30, 2022 is 766, compared to 179 at December 31, 2021.
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
For the Company's corporate debt and tax-exempt securities, the Company also considers various metrics of the issuer including days of cash on hand, the ratio of long-term debt to total assets, the net change in cash between reporting periods, and consideration of any breach in covenant requirements. The Company's corporate debt securities are investment grade, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company continues to receive timely principal and interest payments on its tax-exempt securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses.
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
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the three and nine months ended September 30, 2022 and 2021. In addition, as of September 30, 2022 and December 31, 2021, no allowance for credit losses on the Company's AFS securities has been recognized.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities:

	Three Months Ended September 30, 2022
	Balance, June 30, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$3.2	$1.2	$—	$—	$4.4

	Nine Months Ended September 30, 2022
	Balance, December 31, 2021	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$(0.8)	$—	$—	$4.4

	Three Months Ended September 30, 2021:
	Balance, June 30, 2021	Recovery of Credit Losses	Charge-offs	Recoveries	Balance September 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.0	$(1.5)	$—	$—	$4.5

	Nine Months Ended September 30, 2021:
	Balance, December 31, 2020	Recovery of Credit Losses	Charge-offs	Recoveries	Balance September 30, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.8	$(2.3)	$—	$—	$4.5

No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $4 million and $3 million at September 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2022 and December 31, 2021, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	September 30, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$201	$201
Tax-exempt	—	—	—	—	—	—	1,069	1,069
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,270	$1,270

Available-for-sale debt securities
CLO	$277	$—	$2,096	$268	$—	$—	$—	$2,641
Commercial MBS issued by GSEs	—	62	—	—	—	—	—	62
Corporate debt securities	—	—	—	75	316	—	—	391
Private label residential MBS	1,136	—	91	—	1	—	—	1,228
Residential MBS issued by GSEs	—	1,694	—	—	—	—	—	1,694
Tax-exempt	15	15	392	417	—	—	35	874
Other	—	—	9	9	27	7	18	70
Total AFS securities (1)	$1,428	$1,771	$2,588	$769	$344	$7	$53	$6,960

Equity securities
CRA investments	$—	$24	$—	$—	$—	$—	$25	$49
Preferred stock	—	—	—	—	89	17	10	116
Total equity securities (1)	$—	$24	$—	$—	$89	$17	$35	$165
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$217	$217
Tax-exempt	—	—	—	—	—	—	890	890
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,107	$1,107

Available-for-sale debt securities
CLO	$45	$—	$636	$245	$—	$—	$—	$926
Commercial MBS issued by GSEs	—	69	—	—	—	—	—	69
Corporate debt securities	—	—	—	45	319	19	—	383
Private label residential MBS	1,420	—	87	—	1	—	—	1,508
Residential MBS issued by GSEs	—	1,993	—	—	—	—	—	1,993
Tax-exempt	43	40	469	629	—	—	34	1,215
U.S. treasury securities	—	13	—	—	—	—	—	13
Other	—	—	12	10	30	10	20	82
Total AFS securities (1)	$1,508	$2,115	$1,204	$929	$350	$29	$54	$6,189

Equity securities
CRA investments	$—	$28	$—	$—	$—	$—	$17	$45
Preferred stock	—	—	—	—	79	20	15	114
Total equity securities (1)	$—	$28	$—	$—	$79	$20	$32	$159
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2022, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of September 30, 2022, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2022
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$3	$3
After one year through five years	23	22
After five years through ten years	29	28
After ten years	1,013	874
Mortgage-backed securities	201	157
Total HTM securities	$1,270	$1,084

Available-for-sale
Due in one year or less	$1	$1
After one year through five years	172	159
After five years through ten years	1,147	1,083
After ten years	2,997	2,733
Mortgage-backed securities	3,627	2,984
Total AFS securities	$7,944	$6,960
During the three months ended September 30, 2022, the Company sold securities with a carrying value of $5 million and recognized a gain of zero. During the nine months ended September 30, 2022, the Company sold securities with a carrying value of $132 million and recognized a gain of $6.7 million, which was largely related to the Company's interest rate management actions to secure gains on tax-exempt municipal securities that were purchased at a discount at the onset of the COVID-19 pandemic. During the three and nine months ended September 30, 2021, the Company did not have significant sales of investment securities.

4. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans to be sold or securitized through its AmeriHome mortgage banking business channel. The following is a summary of loans HFS by type:

	September 30, 2022	December 31, 2021
	(in millions)
Government-insured or guaranteed:
EBO (1)	$141	$1,693
Non-EBO	872	1,396
Total government-insured or guaranteed	1,013	3,089
Agency-conforming	1,191	2,483
Non-agency	—	63
Total loans HFS	$2,204	$5,635
(1)    EBO loans are delinquent FHA, VA, or USDA loans repurchased under the terms of the Ginnie Mae MBS program that can be repooled or resold when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
During the nine months ended September 30, 2022, the Company transferred $1.5 billion of EBO loans previously classified as HFS to HFI and purchased $481 million in EBO loans that were designated as HFI. There were no such transfers or purchases during the three months ended September 30, 2022.
The following is a summary of the net gain on loan purchase, origination, and sale activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021 (2)
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$180.6	$230.4	$578.1	$512.7
Net proceeds from sale of loans (1)	(207.1)	(107.4)	(905.7)	(251.0)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.7	1.1	2.3	0.4
Change in fair value of loans held for sale	(75.1)	(18.4)	(82.0)	(5.2)
Change in fair value of derivatives related to loans HFS:
Unrealized gain (loss) on derivatives	80.7	24.0	112.1	(31.2)
Realized gain (loss) on derivatives	18.3	(35.9)	321.8	(26.5)
Total change in fair value of derivatives	99.0	(11.9)	433.9	(57.7)
Net (loss) gain on loans held for sale	$(1.9)	$93.8	$26.6	$199.2
Loan acquisition and origination fees	16.4	27.2	52.0	53.8
Net gain on loan origination and sale activities	$14.5	$121.0	$78.6	$253.0
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.
(2)    Period from April 7, 2021, the acquisition date of AmeriHome, through September 30, 2021.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Warehouse lending	$5,525	$5,156
Municipal & nonprofit	1,522	1,579
Tech & innovation	2,175	1,418
Equity fund resources	5,107	3,830
Other commercial and industrial	8,182	6,465
CRE - owner occupied	1,686	1,723
Hotel franchise finance	3,602	2,534
Other CRE - non-owner occupied	5,021	3,952
Residential	13,810	9,243
Residential - EBO	1,815	—
Construction and land development	3,579	3,006
Other	177	169
Total loans HFI	52,201	39,075
Allowance for credit losses	(304)	(252)
Total loans HFI, net of allowance	$51,897	$38,823
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $141 million and $86 million reduced the carrying value of loans as of September 30, 2022 and December 31, 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $197 million and $185 million increased the carrying value of loans as of September 30, 2022 and December 31, 2021, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	September 30, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$7	$7	$—
Tech & innovation	—	4	4	—
Other commercial and industrial	12	6	18	—
CRE - owner occupied	9	2	11	—
Hotel franchise finance	—	10	10	—
Other CRE - non-owner occupied	17	2	19	—
Residential	—	20	20	—
Residential - EBO	—	—	—	644
Construction and land development	1	—	1	—
Total	$39	$51	$90	$644
Loans contractually delinquent by 90 days or more and still accruing totaled $644 million at September 30, 2022 and consist entirely of government guaranteed EBO residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $1.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.6 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	September 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,525	$—	$—	$—	$—	$5,525
Municipal & nonprofit	1,522	—	—	—	—	1,522
Tech & innovation	2,175	—	—	—	—	2,175
Equity fund resources	5,107	—	—	—	—	5,107
Other commercial and industrial	8,181	1	—	—	1	8,182
CRE - owner occupied	1,686	—	—	—	—	1,686
Hotel franchise finance	3,593	—	9	—	9	3,602
Other CRE - non-owner occupied	5,021	—	—	—	—	5,021
Residential	13,764	42	4	—	46	13,810
Residential - EBO	926	166	79	644	889	1,815
Construction and land development	3,579	—	—	—	—	3,579
Other	177	—	—	—	—	177
Total loans	$51,256	$209	$92	$644	$945	$52,201

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,156	$—	$—	$—	$—	$5,156
Municipal & nonprofit	1,579	—	—	—	—	1,579
Tech & innovation	1,418	—	—	—	—	1,418
Equity fund resources	3,830	—	—	—	—	3,830
Other commercial and industrial	6,465	—	—	—	—	6,465
CRE - owner occupied	1,723	—	—	—	—	1,723
Hotel franchise finance	2,534	—	—	—	—	2,534
Other CRE - non-owner occupied	3,952	—	—	—	—	3,952
Residential	9,191	51	1	—	52	9,243
Construction and land development	3,006	—	—	—	—	3,006
Other	169	—	—	—	—	169
Total loans	$39,023	$51	$1	$—	$52	$39,075

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
September 30, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$429	$43	$140	$—	$—	$—	$4,913	$5,525
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$429	$43	$140	$—	$—	$—	$4,913	$5,525

Municipal & nonprofit
Pass	$101	$179	$189	$72	$43	$925	$—	$1,509
Special mention	—	—	—	6	—	—	—	6
Classified	—	—	—	—	—	7	—	7
Total	$101	$179	$189	$78	$43	$932	$—	$1,522

Tech & innovation
Pass	$639	$510	$86	$71	$5	$1	$779	$2,091
Special mention	20	17	3	—	—	—	21	61
Classified	4	8	—	9	—	—	2	23
Total	$663	$535	$89	$80	$5	$1	$802	$2,175

Equity fund resources
Pass	$1,617	$1,585	$214	$45	$—	$—	$1,646	$5,107
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1,617	$1,585	$214	$45	$—	$—	$1,646	$5,107

Other commercial and industrial
Pass	$2,676	$1,817	$259	$393	$339	$251	$2,353	$8,088
Special mention	1	32	20	3	—	—	3	59
Classified	5	3	5	6	3	1	12	35
Total	$2,682	$1,852	$284	$402	$342	$252	$2,368	$8,182

CRE - owner occupied
Pass	$322	$359	$184	$168	$214	$359	$32	$1,638
Special mention	—	2	—	—	—	1	11	14
Classified	8	10	1	—	5	10	—	34
Total	$330	$371	$185	$168	$219	$370	$43	$1,686

Hotel franchise finance
Pass	$1,386	$727	$54	$559	$321	$164	$118	$3,329
Special mention	—	—	26	51	—	—	—	77
Classified	18	20	—	113	45	—	—	196
Total	$1,404	$747	$80	$723	$366	$164	$118	$3,602

Other CRE - non-owner occupied
Pass	$1,950	$1,187	$874	$268	$166	$233	$259	$4,937
Special mention	6	27	—	19	—	—	—	52
Classified	—	—	—	3	10	19	—	32
Total	$1,956	$1,214	$874	$290	$176	$252	$259	$5,021

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
September 30, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Residential
Pass	$3,714	$8,581	$891	$318	$156	$91	$39	$13,790
Special mention	—	—	—	—	—	—	—	—
Classified	1	13	—	3	1	2	—	20
Total	$3,715	$8,594	$891	$321	$157	$93	$39	$13,810

Residential - EBO
Pass	$—	$262	$719	$428	$167	$239	$—	$1,815
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$262	$719	$428	$167	$239	$—	$1,815

Construction and land development
Pass	$1,034	$978	$385	$28	$—	$2	$1,099	$3,526
Special mention	—	2	41	—	—	—	—	43
Classified	—	1	8	1	—	—	—	10
Total	$1,034	$981	$434	$29	$—	$2	$1,099	$3,579

Other
Pass	$18	$12	$13	$6	$3	$62	$63	$177
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$18	$12	$13	$6	$3	$62	$63	$177

Total by Risk Category
Pass	$13,886	$16,240	$4,008	$2,356	$1,414	$2,327	$11,301	$51,532
Special mention	27	80	90	79	—	1	35	312
Classified	36	55	14	135	64	39	14	357
Total	$13,949	$16,375	$4,112	$2,570	$1,478	$2,367	$11,350	$52,201

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$243	$12	$—	$—	$—	$—	$4,901	$5,156
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$243	$12	$—	$—	$—	$—	$4,901	$5,156

Municipal & nonprofit
Pass	$129	$195	$101	$53	$219	$878	$4	$1,579
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$129	$195	$101	$53	$219	$878	$4	$1,579

Tech & innovation
Pass	$763	$157	$101	$6	$—	$1	$334	$1,362
Special mention	26	5	—	—	—	—	8	39
Classified	3	5	7	—	—	—	2	17
Total	$792	$167	$108	$6	$—	$1	$344	$1,418

Equity fund resources
Pass	$9	$2	$—	$—	$2	$—	$3,817	$3,830
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$9	$2	$—	$—	$2	$—	$3,817	$3,830

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Other commercial and industrial
Pass	$2,911	$360	$387	$210	$80	$98	$2,306	$6,352
Special mention	5	27	22	18	—	—	15	87
Classified	—	10	6	2	1	—	7	26
Total	$2,916	$397	$415	$230	$81	$98	$2,328	$6,465

CRE - owner occupied
Pass	$417	$199	$220	$190	$278	$322	$56	$1,682
Special mention	—	—	—	10	—	2	—	12
Classified	2	2	1	5	8	11	—	29
Total	$419	$201	$221	$205	$286	$335	$56	$1,723

Hotel franchise finance
Pass	$721	$205	$659	$332	$135	$64	$123	$2,239
Special mention	—	—	88	51	—	—	—	139
Classified	30	—	99	16	11	—	—	156
Total	$751	$205	$846	$399	$146	$64	$123	$2,534

Other CRE - non-owner occupied
Pass	$1,398	$755	$673	$279	$186	$283	$315	$3,889
Special mention	15	—	10	—	—	1	—	26
Classified	—	—	4	5	—	17	11	37
Total	$1,413	$755	$687	$284	$186	$301	$326	$3,952

Residential
Pass	$7,459	$1,019	$396	$201	$42	$75	$36	$9,228
Special mention	—	—	—	—	—	—	—	—
Classified	9	1	3	1	—	1	—	15
Total	$7,468	$1,020	$399	$202	$42	$76	$36	$9,243

Construction and land development
Pass	$958	$632	$394	$112	$4	$—	$870	$2,970
Special mention	—	22	—	—	6	—	—	28
Classified	1	4	1	—	—	—	2	8
Total	$959	$658	$395	$112	$10	$—	$872	$3,006

Other
Pass	$16	$12	$4	$4	$4	$82	$46	$168
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1	—	1
Total	$16	$12	$4	$4	$4	$83	$46	$169

Total by Risk Category
Pass	$15,024	$3,548	$2,935	$1,387	$950	$1,803	$12,808	$38,455
Special mention	46	54	120	79	6	3	23	331
Classified	45	22	121	29	20	30	22	289
Total	$15,115	$3,624	$3,176	$1,495	$976	$1,836	$12,853	$39,075
Troubled Debt Restructurings
A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. The majority of the Company's modifications are extensions in terms or deferral of payments which result in no lost principal or interest. Consistent with regulatory guidance, a TDR loan that is subsequently modified in another restructuring agreement but has shown sustained performance and classification as a TDR, will be removed from TDR status provided that the modified terms were market-based at the time of modification.

The following table presents TDR loans:

	September 30, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	1	$3	2	$2
Other commercial and industrial	7	8	7	6
CRE - owner occupied	1	1	1	1
Hotel franchise finance	1	10	—	—
Other CRE - non-owner occupied	3	8	5	11
Construction and land development	1	1	1	1
Total	14	$31	16	$21
The allowance for credit losses on TDR loans totaled $5 million and zero as of September 30, 2022 and December 31, 2021, respectively. There were $1 million and zero outstanding commitments on TDR loans as of September 30, 2022 and December 31, 2021, respectively.
During the three months ended September 30, 2022, the Company had two new TDR loans with a recorded investment of $14 million. During the nine months ended September 30, 2022, the Company had four new TDR loans with a recorded investment of $17 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans. During the three months ended September 30, 2021, the Company had no new TDR loans. During the nine months ended September 30, 2021, the Company had 9 new TDR loans with a recorded investment of $13 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses. During the three and nine months ended September 30, 2022, there were no loans for which there was a payment default within 12 months following the modification. During the three months ended September 30, 2021, there were no loans for which there was a payment default within 12 months following the modification. During the nine months ended September 30, 2021, there was one commercial and industrial loan with a recorded investment of $4 million for which there was a payment default within 12 months following the modification, which resulted in a charge-off of $2 million.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2022			December 31, 2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$8	$8	$—	$—	$—
Other commercial and industrial	—	16	16	—	13	13
CRE - owner occupied	24	—	24	23	—	23
Hotel franchise finance	182	—	182	156	—	156
Other CRE - non-owner occupied	28	—	28	31	—	31
Construction and land development	10	—	10	4	—	4
Total	$244	$24	$268	$214	$13	$227
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2022.

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for credit losses on funded HFI loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans, see "Note 3. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of September 30, 2022.
The below tables reflect the activity in the allowance for credit losses on HFI loans by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended September 30, 2022
	Balance, June 30, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2022
	(in millions)
Warehouse lending	$3.7	$0.7	$—	$—	$4.4
Municipal & nonprofit	13.6	1.6	—	—	15.2
Tech & innovation	25.4	(0.2)	—	—	25.2
Equity fund resources	14.0	(3.1)	—	—	10.9
Other commercial and industrial	119.2	(14.7)	2.1	(3.8)	106.2
CRE - owner occupied	7.5	(0.8)	—	—	6.7
Hotel franchise finance	33.8	17.2	—	—	51.0
Other CRE - non-owner occupied	22.1	11.2	—	(0.1)	33.4
Residential	18.8	6.8	—	—	25.6
Residential - EBO	—	—	—	—	—
Construction and land development	12.2	10.1	—	(0.1)	22.4
Other	2.9	0.2	—	—	3.1
Total	$273.2	$29.0	$2.1	$(4.0)	$304.1

	Nine Months Ended September 30, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2022
	(in millions)
Warehouse lending	$3.0	$1.4	$—	$—	$4.4
Municipal & nonprofit	13.7	1.5	—	—	15.2
Tech & innovation	25.7	(2.5)	—	(2.0)	25.2
Equity fund resources	9.6	1.3	—	—	10.9
Other commercial and industrial	103.6	4.7	7.0	(4.9)	106.2
CRE - owner occupied	10.6	(4.0)	—	(0.1)	6.7
Hotel franchise finance	41.5	9.5	—	—	51.0
Other CRE - non-owner occupied	16.9	16.4	—	(0.1)	33.4
Residential	12.5	13.1	—	—	25.6
Residential - EBO	—	—	—	—	—
Construction and land development	12.5	9.8	—	(0.1)	22.4
Other	2.9	0.1	0.1	(0.2)	3.1
Total	$252.5	$51.3	$7.1	$(7.4)	$304.1

	Three Months Ended September 30, 2021
	Balance, June 30, 2021	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Warehouse lending	$3.2	$(0.6)	$—	$—	$2.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	20.5	8.6	—	(0.1)	29.2
Equity fund resources	1.1	6.1	—	—	7.2
Other commercial and industrial	76.4	18.3	3.3	(0.2)	91.6
CRE - owner occupied	9.3	0.1	—	—	9.4
Hotel franchise finance	49.4	0.2	—	—	49.6
Other CRE - non-owner occupied	29.8	(9.7)	—	—	20.1
Residential	8.1	(2.0)	—	—	6.1
Construction and land development	14.1	(2.6)	—	—	11.5
Other	5.1	(0.7)	—	—	4.4
Total	$232.9	$17.0	$3.3	$(0.3)	$246.9

	Nine Months Ended September 30, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2021
	(in millions)
Warehouse lending	$3.4	$(0.8)	$—	$—	$2.6
Municipal & nonprofit	15.9	(0.7)	—	—	15.2
Tech & innovation	33.4	(2.6)	2.0	(0.4)	29.2
Equity fund resources	1.9	5.3	—	—	7.2
Other commercial and industrial	94.7	(0.2)	3.7	(0.8)	91.6
CRE - owner occupied	18.6	(9.2)	—	—	9.4
Hotel franchise finance	43.3	6.3	—	—	49.6
Other CRE - non-owner occupied	39.9	(19.2)	2.0	(1.4)	20.1
Residential	0.8	5.2	—	(0.1)	6.1
Construction and land development	22.0	(10.5)	—	—	11.5
Other	5.0	(1.1)	—	(0.5)	4.4
Total	$278.9	$(27.5)	$7.7	$(3.2)	$246.9
Accrued interest receivable on loans totaled $263 million and $198 million at September 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses, except for accrued interest related to the Residential-EBO loan portfolio segment, which has an allowance of $7 million as of September 30, 2022.
In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the allowance for credit losses on unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$53.8	$31.3	$37.6	$37.0
(Recovery of) provision for credit losses	(1.7)	0.8	14.5	(4.9)
Balance, end of period	$52.1	$32.1	$52.1	$32.1

The following tables disaggregate the Company's allowance for credit losses on funded HFI loans and loan balances by measurement methodology:

	September 30, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,525	$—	$5,525	$4.4	$—	$4.4
Municipal & nonprofit	1,515	7	1,522	12.7	2.5	15.2
Tech & innovation	2,152	23	2,175	21.9	3.3	25.2
Equity fund resources	5,107	—	5,107	10.9	—	10.9
Other commercial and industrial	8,149	33	8,182	99.6	6.6	106.2
CRE - owner occupied	1,655	31	1,686	6.7	—	6.7
Hotel franchise finance	3,406	196	3,602	44.6	6.4	51.0
Other CRE - non-owner occupied	4,991	30	5,021	33.4	—	33.4
Residential	13,810	—	13,810	25.6	—	25.6
Residential EBO	1,815	—	1,815	—	—	—
Construction and land development	3,569	10	3,579	22.4	—	22.4
Other	177	—	177	3.1	—	3.1
Total	$51,871	$330	$52,201	$285.3	$18.8	$304.1

	December 31, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,156	$—	$5,156	$3.0	$—	$3.0
Municipal & nonprofit	1,579	—	1,579	13.7	—	13.7
Tech & innovation	1,401	17	1,418	22.9	2.8	25.7
Equity fund resources	3,830	—	3,830	9.6	—	9.6
Other commercial and industrial	6,442	23	6,465	101.1	2.5	103.6
CRE - owner occupied	1,699	24	1,723	10.6	—	10.6
Hotel franchise finance	2,378	156	2,534	30.7	10.8	41.5
Other CRE - non-owner occupied	3,917	35	3,952	16.9	—	16.9
Residential	9,243	—	9,243	12.5	—	12.5
Construction and land development	2,998	8	3,006	12.5	—	12.5
Other	169	—	169	2.9	—	2.9
Total	$38,812	$263	$39,075	$236.4	$16.1	$252.5
Loan Purchases and Sales
Loan purchases during the three months ended September 30, 2022 and 2021 totaled $2.7 billion and $2.9 billion, respectively, which primarily consisted of residential loan purchases. Loan purchases during the nine months ended September 30, 2022 and 2021 totaled $8.2 billion and $6.3 billion, respectively, and also primarily consisted of residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and nine months ended September 30, 2022 and 2021.
During the three and nine months ended September 30, 2022, the Company had loan sales with a carrying value of $210 million and $226 million and recognized a net loss of $0.5 million and $0.8 million, respectively. During the three and nine months ended September 30, 2021, the Company did not have significant sales of HFI loans.

6. MORTGAGE SERVICING RIGHTS
The Company acquired MSRs initially as part of the AmeriHome acquisition and continues to generate new MSRs from its mortgage banking business. The following table presents the changes in fair value of the Company's MSR assets and other information related to its servicing portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1) (2)
	(in millions)
Balance, beginning of period	$826	$726	$698	$—
Acquired in AmeriHome acquisition	—	—	—	1,376
Additions from loans sold with servicing rights retained	180	230	578	513
MSRs sold	—	(327)	(350)	(1,199)
Change in fair value	63	15	206	22
Realization of cash flows	(25)	(39)	(88)	(107)
Balance, end of period	$1,044	$605	$1,044	$605

Unpaid principal balance of mortgage loans serviced for others	$62,841	$47,211
(1)Does not include the effect of acquisition measurement period adjustments recorded during the fourth quarter of 2021, as disclosed in the Company's audited Consolidated Financial Statements.
(2)Period from April 7, 2021, the acquisition date of AmeriHome, through September 30, 2021.
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. During the three months ended September 30, 2022, the Company did not have MSR sales. During the nine months ended September 30, 2022, MSR sales had an aggregate net sales price of $350 million and the UPB of loans underlying these sales totaled $24.1 billion. During the three months ended September 30, 2021, these sales had an aggregate net sales price of $329 million and the UPB of loans underlying these sales totaled $23.3 billion. During the period from the AmeriHome acquisition date through September 30, 2021, the Company completed sales of MSRs and related servicing advances with an aggregate net sales price of $1.2 billion and UPB of loans underlying these sales of $88.6 billion. As of September 30, 2022, the Company had a remaining receivable balance of $49 million related to holdbacks on MSR sales for pending servicing transfer, which was recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $48.9 million and $140.7 million for the three and nine months ended September 30, 2022, respectively, and $41.5 million and $102.4 million for the three months and period from the AmeriHome acquisition on April 7, 2021 through September 30, 2021, respectively, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of September 30, 2022 and December 31, 2021, net servicing advances totaled $76 million and $82 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

September 30, 2022
(in millions)
Fair value of mortgage servicing rights	$1,044
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(36)
Favorable change	28
Discount rate change of 50 basis points
Increase	(21)
Decrease	22
Conditional prepayment rate change of 1%
Increase	(26)
Decrease	29
Cost to service change of 10%
Increase	(13)
Decrease	13
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
7. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in millions)
Short-Term:
Federal funds purchased	$1,010	$675
FHLB advances	4,000	—
Repurchase agreements	26	17
Secured borrowings	60	35
Total short-term borrowings	$5,096	$727
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$316	$318
Credit linked notes, net of debt issuance costs	907	457
Total long-term borrowings	$1,223	$775

Total other borrowings	$6,319	$1,502
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains federal fund lines of credit totaling $4.7 billion as of September 30, 2022, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB Advances
The Company also maintains secured lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of September 30, 2022 and December 31, 2021, the Company had additional available credit with the FHLB of approximately $7.1 billion and $7.8 billion respectively, and with the FRB of approximately $5.0 billion and $3.4 billion, respectively. The weighted average rate on FHLB advances was 3.22% as of September 30, 2022.

Repurchase Agreements
Other short-term borrowing sources available to the Company include customer and securities repurchase agreements. The weighted average rate on customer repurchase agreements was 0.16% and 0.15% as of September 30, 2022 and December 31, 2021, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 5.46% and 3.05% as of September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which no amounts were drawn.
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
Credit Linked Notes
The Company has entered into credit linked note transactions that effectively transfer the risk of first losses on certain pools of the Company’s warehouse and equity fund resource loans to the purchasers of these notes. In the event of a failure to pay by the relevant obligor, insolvency of the relevant obligor, or restructuring of such loans that results in a loss on a loan that is included in any of the reference pools, the principal balance of the notes will be reduced to the extent of such loss and a gain on recovery of credit guarantees will be recognized within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying reference loan in the event of obligor default. Losses on the warehouse lines of credit and equity fund resource loans have not generally been significant.
The Company has also entered into credit linked note transactions that effectively transfer the risk of first losses on reference pools of the Company's loans purchased under its residential mortgage purchase program to the purchasers of the notes. The principal and interest payable on these notes may be reduced by a portion of the Company's loss on such loans if one of the following occurs with respect to a covered loan: (i) realized losses incurred by the Company on a loan following a liquidation of the loan or certain other events, or (ii) a modification of the loan resulting in a reduction in payments. The aggregate losses, if any, for each payment date will be allocated to reduce the class principal amount and (for modifications) the current interest of the notes in reverse order of class priority. Losses on residential mortgages have not generally been significant.

The Company's credit linked note issuances are detailed in the tables below:

September 30, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	June 30, 2022	April 25, 2052	SOFR + 6.00%	$191	$3
Equity fund resource loans (2)	June 23, 2022	June 30, 2028	SOFR + 6.75%	300	5
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	206	3
Warehouse loans (4)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$939	$13
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.8 billion as of September 30, 2022.
(2)    These notes had a reference pool balance of $2.2 billion as of September 30, 2022.
(3)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $4.0 billion as of September 30, 2022.
(4)    The benchmark rate on these notes will convert to SOFR upon the discontinuation of LIBOR in June 2023. These notes had a reference pool balance of $754 million as of September 30, 2022.

December 31, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 29, 2021	July 25, 2059	SOFR + 4.67%	$228	$3
Warehouse loans (2)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$470	$5
(1)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $4.6 billion as of December 31, 2021.
(2)    The benchmark rate on these notes will convert to SOFR upon the discontinuation of LIBOR in June 2023. These notes had a reference pool balance of $1.9 billion as of December 31, 2021.
8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the table below:

September 30, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$7
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	2
Total				$825	$9
(1)    Notes are redeemable, in whole or in part, beginning on June 15, 2026 at their principal amount plus accrued and unpaid interest and has a fixed interest rate of 3.00%. The notes also convert to a variable rate of three-month SOFR plus 225 basis points on this date.
(2)    Debt is redeemable, in whole or in part, on or after June 1, 2025 at its principal amount plus accrued and unpaid interest and has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a variable rate per annum equal to three-month SOFR plus 512 basis points.

December 31, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$8
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	2
Total				$825	$10
(1)    Notes are redeemable, in whole or in part, beginning on June 15, 2026 at their principal amount plus accrued and unpaid interest and has a fixed interest rate of 3.00%. The notes also convert to a variable rate of three-month SOFR plus 225 basis points on this date.
(2)    Debt is redeemable, in whole or in part, on or after June 1, 2025 at its principal amount plus accrued and unpaid interest and has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a variable rate per annum equal to three-month SOFR plus 512 basis points.
The carrying value of all subordinated debt issuances totaled $816 million and $815 million at September 30, 2022 and December 31, 2021, respectively.

Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the junior subordinated debt acquired in the Bridge acquisition. Accordingly, the carrying value of these trusts does not reflect the current fair value of the debt and includes a fair market value adjustment established at acquisition that is being accreted over the remaining life of the trusts.
The carrying value of junior subordinated debt was $73 million and $81 million as of September 30, 2022 and December 31, 2021, respectively. The weighted average interest rate of all junior subordinated debt as of September 30, 2022 was 6.09%, which is equal to three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.55% at December 31, 2021. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR plus a spread adjustment.
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
9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period. Stock grants made to non-employee WAL directors in 2022 were fully vested on July 1, 2022. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2022 was $0.8 million and $42.2 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2022, the Company recognized $7.1 million and $21.8 million, respectively, in stock-based compensation expense related to these stock grants, compared to $5.0 million and $17.2 million for the three and nine months ended September 30, 2021, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affect vesting. There were no such grants made during the three and nine months ended September 30, 2022 and 2021, however expense was still being recognized through June 30, 2021 for a grant made in 2017 with a four-year vesting period. The Company recognized $0.6 million in stock-based compensation expense related to these performance-based restricted stock grants during the nine months ended September 30, 2021.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2022, the Company recognized $2.3 million and $8.5 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $3.1 million and $7.7 million in stock-based compensation expense for such units during the three and nine months ended September 30, 2021, respectively.
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
During the three and nine months ended September 30, 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred shareholders of $3.2 million and $9.6 million, respectively. The Company did not pay a dividend to preferred shareholders during the three and nine months ended September 30, 2021.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
The Company has a distribution agency agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., under which the Company may sell up to 6,132,670 shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). During the three and nine months ended September 30, 2022, the Company sold 0.6 million and 1.9 million shares, respectively, under the ATM program at a weighted-average selling price of $78.27 and $83.89 per share for gross proceeds of $50.3 million and $158.7 million, respectively. There were no sales under the ATM program during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold 0.7 million shares under the ATM program at a weighted-average selling price of $100.59 per share for gross proceeds of $70.4 million. Total related offering costs were $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2022, substantially all of which relates to compensation costs paid to the distribution agents, and $0.6 million for the nine months ended September 30, 2021, of which $0.4 million relates to compensation costs paid to the distribution agent. As of September 30, 2022, the remaining number of shares that can be sold under this agreement totaled 1,107,769.
Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the nine months ended September 30, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.
Cash Dividend on Common Shares
During the three and nine months ended September 30, 2022, the Company declared and paid a quarterly cash dividend of $0.35 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.36 per share in the third quarter, for a total dividend payment to shareholders of $39.0 million and $114.2 million, respectively. During the three and nine months ended September 30, 2021, the Company declared and paid quarterly cash dividends of $0.25 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.35 per share in the third quarter, for a total dividend payment to shareholders of $36.5 million and $87.6 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2022, the Company purchased treasury shares of 11,039 and 199,208, respectively, at a weighted average price of $77.36 and $92.40 per share, respectively. During the three and nine months ended September 30, 2021, the Company purchased treasury shares of 16,858 and 173,277, respectively, at a weighted average price of $96.90 and $85.15 per share, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, June 30, 2022	$(521.1)	$(0.3)	$3.5	$(517.9)
Other comprehensive (loss) income before reclassifications	(219.9)	—	1.6	(218.3)
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive (loss) income	(219.9)	—	1.6	(218.3)
Balance, September 30, 2022	$(741.0)	$(0.3)	$5.1	$(736.2)

Balance, June 30, 2021	$64.8	$(0.3)	$—	$64.5
Other comprehensive loss before reclassifications	(21.8)	—	(0.1)	(21.9)
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive loss	(21.8)	—	(0.1)	(21.9)
Balance, September 30, 2021	$43.0	$(0.3)	$(0.1)	$42.6

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$15.7
Other comprehensive (loss) income before reclassifications	(752.3)	—	5.8	(746.5)
Amounts reclassified from AOCI	(5.4)	—	—	(5.4)
Net current-period other comprehensive (loss) income	(757.7)	—	5.8	(751.9)
Balance, September 30, 2022	$(741.0)	$(0.3)	$5.1	$(736.2)

Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$92.3
Other comprehensive loss before reclassifications	(49.0)	—	(0.6)	(49.6)
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)
Net current-period other comprehensive loss	(49.1)	—	(0.6)	(49.7)
Balance, September 30, 2021	$43.0	$(0.3)	$(0.1)	$42.6

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
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on LIBOR and will convert to SOFR plus a spread adjustment upon the discontinuation of LIBOR in June 2023.
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These last-of-layer hedges provided the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount. During the year ended December 31, 2021, the Company completed a partial discontinuation of one of its last-of-layer hedges, which reduced the total hedged amount on these hedges from $1.0 billion to $880 million. During the nine months ended September 30, 2022, the Company discontinued the remaining portion of these last-of-layer hedges. The cumulative basis adjustment on the discontinued last-of-layer hedges totaled $31 million, which was allocated across the remaining loan pool upon termination of the hedges and is being amortized over the remaining term.
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

Fair Value Hedges
As of September 30, 2022 and December 31, 2021, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for outstanding fair value hedges:

	September 30, 2022		December 31, 2021
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$447	$22	$1,391	$39
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

	Three Months Ended September 30,
	2022		2021
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$27.5	$(27.5)	$7.5	$(7.4)
Interest expense	—	—	(0.5)	0.5

	Nine Months Ended September 30,
	2022		2021
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$76.3	$(76.2)	$35.4	$(35.3)
Interest expense	—	—	(2.4)	2.4
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $3.0 million and $7.0 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three and nine months ended September 30, 2022, respectively.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of September 30, 2022, December 31, 2021, and September 30, 2021. The change in the notional amounts of these derivatives from September 30, 2021 to September 30, 2022 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	September 30, 2022			December 31, 2021			September 30, 2021
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$483	$22	$—	$1,383	$14	$55	$1,547	$7	$57
Total	483	22	—	1,383	14	55	1,547	7	57

Derivatives not designated as hedging instruments (2):
Foreign currency contracts	$146	$2	$1	$180	$—	$1	$118	$2	$—
Forward purchase contracts	8,226	3	249	11,714	8	18	6,551	1	37
Forward sales contracts	11,792	380	6	17,358	16	18	13,984	71	4
Futures purchase contracts (3)	172,333	—	—	218,054	—	—	224,325	—	—
Futures sales contracts (3)	180,454	—	—	229,040	—	—	232,527	—	—
Interest rate lock commitments	1,918	3	31	3,033	11	2	3,576	15	6
Interest rate swaps	2,155	5	5	4	—	—	4	—	—
Options contracts	—	—	—	—	—	—	50	—	—
Total	$377,024	$393	$292	$479,383	$35	$39	$481,135	$89	$47
Margin		(100)	(11)		1	6		1	37
Total, including margin	$377,024	$293	$281	$479,383	$36	$45	$481,135	$90	$84
(1)Interest rate swap amounts include a notional amount of $880 million related to the last-of-layer hedges at December 31, 2021 and September 30, 2021.
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	September 30, 2022			December 31, 2021			September 30, 2021
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$3	$—	$3	$8	$—	$8	$1	$—	$1
Forward sales contracts	360	—	360	15	—	15	69	—	69
Interest rate swaps	22	—	22	14	—	14	7	—	7
Margin	(100)	—	(100)	1	—	1	1	—	1
Netting	—	(233)	(233)	—	(28)	(28)	—	(66)	(66)
	$285	$(233)	$52	$38	$(28)	$10	$78	$(66)	$12
Liabilities
Forward purchase contracts	$(242)	$—	$(242)	$(18)	$—	$(18)	$(37)	$—	$(37)
Forward sales contracts	(6)	—	(6)	(18)	—	(18)	(4)	—	(4)
Interest rate swaps	—	—	—	(54)	—	(54)	(57)	—	(57)
Margin	11	—	11	(6)	—	(6)	(37)	—	(37)
Netting	—	233	233	—	28	28	—	66	66
	$(237)	$233	$(4)	$(96)	$28	$(68)	$(135)	$66	$(69)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$2	$—	$2	$—	$—	$—	$2	$—	$2
Forward sales contracts	20	—	20	1	—	1	2	—	2
Interest rate lock commitments	3	—	3	11	—	11	15	—	15
Interest rate swaps	5	—	5	—	—	—	—	—	—
	$30	$—	$30	$12	$—	$12	$19	$—	$19
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$(2)	$—	$(2)	$—	$—	$—
Forward purchase contracts	(7)	—	(7)	—	—	—	—	—	—
Interest rate lock commitments	(31)	—	(31)	(2)	—	(2)	(6)	—	(6)
Interest rate swaps	(5)	—	(5)	—	—	—	—	—	—
	$(44)	$—	$(44)	$(4)	$—	$(4)	$(6)	$—	$(6)
Total derivatives and margin
Assets	$315	$(233)	$82	$50	$(28)	$22	$97	$(66)	$31
Liabilities	$(281)	$233	$(48)	$(100)	$28	$(72)	$(141)	$66	$(75)

The following table summarizes the net gain (loss) on derivatives included in income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(39.3)	$(26.6)	$(36.9)	$(7.0)
Forward contracts	145.3	17.1	487.6	(50.6)
Interest rate swaps	(8.6)	—	(8.6)	—
Other contracts	1.6	(2.4)	(8.2)	(0.1)
Total gain (loss)	$99.0	$(11.9)	$433.9	$(57.7)
Net loan servicing revenue:
Forward contracts	$(18.0)	$(2.6)	$(60.9)	$10.1
Options contracts	—	1.4	—	0.4
Futures contracts	2.4	(8.9)	(41.5)	15.7
Interest rate swaps	(52.8)	—	(52.8)	—
Total loss	$(68.4)	$(10.1)	$(155.2)	$26.2
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The net collateral pledged by the Company to counterparties for its derivatives designated as hedging instruments totaled $5 million, $67 million, and $98 million as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively.
12. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Weighted average shares - basic	107.5	103.3	107.0	102.3
Dilutive effect of stock awards	0.4	0.6	0.4	0.6
Weighted average shares - diluted	107.9	103.9	107.4	102.9
Net income available to common stockholders	$260.8	$236.9	$754.7	$653.2
Earnings per share - basic	2.43	2.29	7.06	6.39
Earnings per share - diluted	2.42	2.28	7.03	6.35
The Company had no anti-dilutive stock options outstanding as of September 30, 2022 and 2021.

13. INCOME TAXES
The Company's effective tax rate was 19.9% and 21.7% for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company's effective tax rate was 19.7%. The decrease in the three month effective tax rate was primarily due to increases in solar tax credit investments and a decrease in state tax expense.
As of September 30, 2022, the net DTA balance totaled $302 million, an increase of $281 million from $21 million at December 31, 2021. This overall increase in the net DTA was primarily the result of decreases in the fair market value of AFS securities and expected tax credit carryovers. These items were not fully offset by increases to MSRs.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $302 million at September 30, 2022 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2022 and December 31, 2021, the Company had no deferred tax valuation allowance.
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
Investments in LIHTC and renewable energy totaled $727 million and $631 million as of September 30, 2022 and December 31, 2021, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheets and totaled $431 million and $361 million as of September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, $16.8 million and $12.9 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the nine months ended September 30, 2022 and 2021, $45.6 million and $36.6 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,326 at September 30, 2022 and $1,200 at December 31, 2021	$18,229	$13,396
Credit card commitments and financial guarantees	365	307
Letters of credit, including unsecured letters of credit of $7 at September 30, 2022 and $13 at December 31, 2021	273	198
Total	$18,867	$13,901

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 5. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $52 million and $38 million as of September 30, 2022 and December 31, 2021, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 43% and 47% of the Company's HFI loan portfolio as of September 30, 2022 and December 31, 2021, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2022 and December 31, 2021, CRE related loans accounted for approximately 27% and 29% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 18% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied as of September 30, 2022 and as of December 31, 2021, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total HFI loans as of September 30, 2022 and December 31, 2021.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $6.2 million and $18.3 million during the three and nine months ended September 30, 2022, compared to $5.8 million and $13.9 million for the three and nine months ended September 30, 2021. Other lease costs, which include common area maintenance, parking, and taxes, and were included as occupancy expense, totaled $1.2 million and $3.3 million during the three and nine months ended September 30, 2022, compared to $0.9 million and $2.8 million for the three and nine months ended September 30, 2021.

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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and results in the recognition of unrealized gains and losses on the debt at each reporting date. These unrealized gains and losses are recognized in OCI rather than earnings. The Company did not elect FVO treatment for the junior subordinated debt assumed in the Bridge Capital Holdings acquisition.
For the three and nine months ended September 30, 2022 and 2021, unrealized gains and losses from fair value changes on junior subordinated debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Unrealized losses (gains)	$2.1	$(0.2)	$7.7	$(0.8)
Changes included in OCI, net of tax	1.6	(0.1)	5.8	(0.6)
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
	(in millions)
September 30, 2022
Assets:
Available-for-sale debt securities
CLO	$—	$2,641	$—	$2,641
Commercial MBS issued by GSEs	—	62	—	62
Corporate debt securities	—	391	—	391
Private label residential MBS	—	1,228	—	1,228
Residential MBS issued by GSEs	—	1,694	—	1,694
Tax-exempt	—	874	—	874
Other	25	45	—	70
Total AFS debt securities	$25	$6,935	$—	$6,960
Equity securities
CRA investments	$24	$25	$—	$49
Preferred stock	116	—	—	116
Total equity securities	$140	$25	$—	$165
Loans HFS	$—	$2,052	$1	$2,053
Mortgage servicing rights	—	—	1,044	1,044
Derivative assets (1)	—	312	3	315
Liabilities:
Junior subordinated debt (2)	$—	$—	$60	$60
Derivative liabilities (1)	—	250	31	281
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $22 million as of September 30, 2022 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
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
For the three and nine months ended September 30, 2022 and 2021, the change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$(61.8)	$(66.5)	$(67.4)	$(65.9)
Change in fair value (1)	2.1	(0.2)	7.7	(0.8)
Ending balance	$(59.7)	$(66.7)	$(59.7)	$(66.7)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $1.6 million and $(0.1) million for three months ended September 30, 2022 and 2021, respectively, and $5.8 million and $(0.6) million for the nine months ended September 30, 2022, and 2021, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	September 30, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$60	Discounted cash flow	Implied credit rating of the Company	7.67%

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$67	Discounted cash flow	Implied credit rating of the Company	2.61%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2022 and December 31, 2021 was the implied credit risk for the Company. As of September 30, 2022 and

December 31, 2021, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.
As of September 30, 2022, the Company estimates the discount rate at 7.67%, which represents an implied credit spread of 3.92% plus three-month LIBOR (3.75%). As of December 31, 2021, the Company estimated the discount rate at 2.61%, which was a 2.40% credit spread plus three-month LIBOR (0.21%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, beginning of period	$1	$826	$12	$46	$698	$9
Purchases and additions	241	180	5,205	1,121	578	16,104
Sales and payments	(241)	—	—	(1,187)	(350)	—
Transfers from Level 2 to Level 3	—	—	—	38	—	—
Transfers from Level 3 to Level 2	—	—	—	(17)	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(5,235)	—	—	(16,099)
Change in fair value	—	63	(10)	—	206	(42)
Realization of cash flows	—	(25)	—	—	(88)	—
Balance, end of period	$1	$1,044	$(28)	$1	$1,044	$(28)
Changes in unrealized gains (losses) for the period (2)	$—	$62	$(28)	$—	$150	$(28)
(1)     Interest rate lock commitment asset and liability positions are presented net.
(2)    Amounts included in income that are attributable to Level 3 assets or liabilities held at period end.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)	Loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)
	(in millions)
Balance, beginning of period	$1	$726	$31	$—	$—	$—
Acquired in AMH acquisition	—	—	—	1	1,376	24
Purchases and additions	3	230	8,331	3	513	14,669
Sales and payments	(3)	(327)	—	(4)	(1,199)	—
Transfers from Level 2 to Level 3	4	—	—	5	—	—
Settlement of interest rate lock commitments upon acquisition or origination of loans HFS	—	—	(8,357)	—	—	(14,681)
Change in fair value	—	15	4	—	22	(3)
Realization of cash flows	—	(39)	—	—	(107)	—
Balance, end of period	$5	$605	$9	$5	$605	$9
Changes in unrealized gains (losses) for the period (2)	$—	$6	$9	$—	$(9)	$9
(1)     Interest rate lock commitment asset and liability positions are presented net.
(2)    Amounts included in income that are attributable to Level 3 assets or liabilities held at period end.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		September 30, 2022
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	209 - 631	375
	Conditional prepayment rate (1)	8.4% - 17.2%	12.7%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	33
	Cost to service	$87 - $94	$90
Loans held for sale:	Whole loan spread to TBA price (in basis points)	1.9 - 3.1	2.7
Interest rate lock commitments:	Servicing fee multiple	3.3 - 6.1	5.1
	Pull-through rate	73% - 100%	88%

		December 31, 2021
Asset/liability	Key inputs	Range	Weighted average
Mortgage servicing rights:	Option adjusted spread (in basis points)	553 - 735	600
	Conditional prepayment rate (1)	9.9% - 20.7%	15.2%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 50.0	29.5
	Cost to service	$84 - $91	$86
Loans held for sale:	Whole loan spread to TBA price (in basis points)	(3.7) - (2.9)	(3.3)
Interest rate lock commitments:	Servicing fee multiple	3.6 - 5.4	4.6
	Pull-through rate	75% - 100%	90%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the fair value option has been elected:

	September 30, 2022			December 31, 2021
	Fair value	Unpaid principal balance	Difference	Fair value	Unpaid principal balance	Difference
	(in millions)
Loans held for sale:
Current through 89 days delinquent	$2,053	$2,098	$(45)	$3,938	$3,808	$130
90 days or more delinquent	1	1	—	2	2	—
Total	$2,054	$2,099	$(45)	$3,940	$3,810	$130

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of September 30, 2022:
Loans HFI	$254	$—	$—	$254
Other assets acquired through foreclosure	11	—	—	11
As of December 31, 2021:
Loans HFI	$216	$—	$—	$216
Other assets acquired through foreclosure	12	—	—	12
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$254	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$216	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 6.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	12	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $254 million and $216 million at September 30, 2022 and December 31, 2021, respectively, net of a specific allowance for credit losses of $14 million and $11 million at September 30, 2022 and December 31, 2021, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $11 million and $12 million of such assets at September 30, 2022 and December 31, 2021, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,270	$—	$1,084	$—	$1,084
AFS	6,960	25	6,935	—	6,960
Equity	165	140	25	—	165
Derivative assets	315	—	312	3	315
Loans HFS	2,204	—	2,053	152	2,205
Loans HFI, net	51,897	—	—	50,068	50,068
Mortgage servicing rights	1,044	—	—	1,044	1,044
Accrued interest receivable	313	—	313	—	313
Financial liabilities:
Deposits	$55,589	$—	$55,600	$—	$55,600
Other borrowings	6,319	—	6,217	—	6,217
Qualifying debt	889	—	743	72	815
Derivative liabilities	281	—	250	31	281
Accrued interest payable	20	—	20	—	20

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,107	$—	$1,146	$—	$1,146
AFS	6,189	41	6,148	—	6,189
Equity securities	159	142	17	—	159
Derivative assets	50	—	39	11	50
Loans HFS	5,635	—	3,894	1,760	5,654
Loans HFI, net	38,823	—	—	39,218	39,218
Mortgage servicing rights	698	—	—	698	698
Accrued interest receivable	228	—	228	—	228
Financial liabilities:
Deposits	$47,612	$—	$47,616	$—	$47,616
Other borrowings	1,502	—	1,518	—	1,518
Qualifying debt	896	—	858	81	939
Derivative liabilities	100	—	98	2	100
Accrued interest payable	9	—	9	—	9
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at September 30, 2022 and December 31, 2021 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at September 30, 2022 and December 31, 2021.

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
Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. A net user of funds has lending/investing in excess of deposits/borrowings and a net provider of funds has deposits/borrowings in excess of lending/investing. A segment that is a user of funds is charged for the use of funds, while a provider of funds is credited through funds transfer pricing, which is determined based on the average life of the assets or liabilities in the portfolio. Residual funds transfer pricing mismatches are allocable to the Corporate & Other segment and presented in net interest income.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2022:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$10,213	$12	$—	$10,201
Loans held for sale	2,204	—	2,204	—
Loans, net of deferred fees and costs	52,201	32,060	20,141	—
Less: allowance for credit losses	(304)	(266)	(38)	—
Total loans	51,897	31,794	20,103	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	682	294	388	—
Other assets	4,158	370	1,890	1,898
Total assets	$69,165	$32,481	$24,585	$12,099
Liabilities:
Deposits	$55,589	$30,006	$20,957	$4,626
Borrowings and qualifying debt	7,208	26	375	6,807
Other liabilities	1,347	105	447	795
Total liabilities	64,144	30,137	21,779	12,228
Allocated equity:	5,021	2,802	1,711	508
Total liabilities and stockholders' equity	$69,165	$32,939	$23,490	$12,736
Excess funds provided (used)	—	458	(1,095)	637

Income Statement:
Three Months Ended September 30, 2022:	(in millions)
Net interest income	$602.1	$413.0	$235.0	$(45.9)
Provision for credit losses	28.5	19.9	7.6	1.0
Net interest income (expense) after provision for credit losses	573.6	393.1	227.4	(46.9)
Non-interest income	61.8	16.1	44.2	1.5
Non-interest expense	305.8	111.0	178.4	16.4
Income (loss) before income taxes	329.6	298.2	93.2	(61.8)
Income tax expense (benefit)	65.6	71.0	22.3	(27.7)
Net income (loss)	$264.0	$227.2	$70.9	$(34.1)

Nine Months Ended September 30, 2022:	(in millions)
Net interest income	$1,576.6	$1,118.3	$637.7	$(179.4)
Provision for (recovery of) credit losses	65.0	53.1	12.9	(1.0)
Net interest income (expense) after provision for credit losses	1,511.6	1,065.2	624.8	(178.4)
Non-interest income	263.1	51.0	198.0	14.1
Non-interest expense	823.3	341.4	442.5	39.4
Income (loss) before income taxes	951.4	774.8	380.3	(203.7)
Income tax expense (benefit)	187.1	184.4	90.8	(88.1)
Net income (loss)	$764.3	$590.4	$289.5	$(115.6)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2021:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$8,057	$13	$82	$7,962
Loans held for sale	5,635	—	5,635	—
Loans, net of deferred fees and costs	39,075	25,092	13,983	—
Less: allowance for credit losses	(252)	(226)	(26)	—
Total loans	38,823	24,866	13,957	—
Other assets acquired through foreclosure, net	12	12	—	—
Goodwill and other intangible assets, net	635	295	340	—
Other assets	2,821	254	1,278	1,289
Total assets	$55,983	$25,440	$21,292	$9,251
Liabilities:
Deposits	$47,612	$30,467	$15,363	$1,782
Borrowings and qualifying debt	2,398	—	353	2,045
Other liabilities	1,010	233	138	639
Total liabilities	51,020	30,700	15,854	4,466
Allocated equity:	4,963	2,588	1,596	779
Total liabilities and stockholders' equity	$55,983	$33,288	$17,450	$5,245
Excess funds provided (used)	—	7,848	(3,842)	(4,006)

Income Statements:
Three Months Ended September 30, 2021:	(in millions)
Net interest income	$410.4	$304.4	$170.3	$(64.3)
Provision for (recovery of) credit losses	12.3	19.3	(5.5)	(1.5)
Net interest income (expense) after provision for credit losses	398.1	285.1	175.8	(62.8)
Non-interest income	138.1	15.1	123.8	(0.8)
Non-interest expense	233.8	107.0	123.6	3.2
Income (loss) before income taxes	302.4	193.2	176.0	(66.8)
Income tax expense (benefit)	65.5	46.5	42.6	(23.6)
Net income (loss)	$236.9	$146.7	$133.4	$(43.2)

Nine Months Ended September 30, 2021:	(in millions)
Net interest income	$1,098.2	$848.8	$417.8	$(168.4)
(Recovery of) provision for credit losses	(34.6)	(35.5)	3.4	(2.5)
Net interest income (expense) after provision for credit losses	1,132.8	884.3	414.4	(165.9)
Non-interest income	293.8	48.2	241.1	4.5
Non-interest expense	613.6	309.4	294.4	9.8
Income (loss) before income taxes	813.0	623.1	361.1	(171.2)
Income tax expense (benefit)	159.8	149.8	87.5	(77.5)
Net income (loss)	$653.2	$473.3	$273.6	$(93.7)

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
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. For services provided at a point in time, fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of September 30, 2022 or December 31, 2021.
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
Debit and Credit Card Interchange
When a credit or debit card issued by the Company is used to purchase goods or services from a merchant, the Company earns an interchange fee. Interchange fees on credit and debit cards are included in Commercial banking related income in the Consolidated Income Statements. The Company considers the merchant to be its customer in these transactions as nightly settlement services between the payment network and the merchant are being provided to the merchant. This transmission of data and funds represents the Company’s performance obligation and is performed nightly. As the payment network is in direct control of setting the rates, the Company acts as an agent. Interchange fees are recorded net of expenses as the services are provided.
Success Fees
Success fees are one-time fees detailed as part of certain loan agreements and are earned upon occurrence of a triggering event. Examples of triggering events include: a borrower obtaining its next round of funding, an acquisition, or completion of a public offering. Success fees are variable as the transaction price can vary and is contingent on the occurrence or non-occurrence of a triggering event. These fees are included in Income from equity investments in the Consolidated Income Statements.
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
Revenues within the scope of ASC 606 totaled $9.0 million for the three months ended September 30, 2022 and 2021. Revenues within the scope of ASC 606 totaled $34.6 million and $27.6 million for the nine months ended September 30, 2022, and 2021, respectively.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
Financial Results Highlights for the Third Quarter of 2022
•Net income available to common stockholders of $260.8 million, compared to $236.9 million for the third quarter 2021
•Diluted earnings per share of $2.42, compared to $2.28 per share for the third quarter 2021
•Net revenue of $663.9 million, an increase of 21.0%, or $115.4 million, compared to the third quarter 2021, with non-interest expense increase of 30.8%, or $72.0 million, compared to the third quarter 2021
•PPNR of $358.1 million, up 13.8% from $314.7 million in the third quarter 20211
•Total HFI loans of $52.2 billion, up $13.1 billion, or 33.6%, from December 31, 2021
•Total deposits of $55.6 billion, up $8.0 billion, or 16.8%, from December 31, 2021
•Stockholders' equity of $5.0 billion, an increase of $58 million from December 31, 2021
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.15% of total assets, from 0.17% at September 30, 2021
•Annualized net loan (recoveries) charge-offs to average loans outstanding of (0.02)%, compared to 0.04% for the third quarter 2021
•Net interest margin of 3.78%, compared to 3.43% in the third quarter 2021
•Tangible common equity ratio of 5.9%, compared to 6.9% at September 30, 20211
•Book value per common share of $43.39, an increase of 7.2% from $40.49 at September 30, 2021
•Tangible book value per share, net of tax, of $37.16, an increase of $2.49, or 7.2%, from $34.67 at September 30, 20211
•Efficiency ratio of 45.5% in the third quarter 2022, compared to 42.0% in the third quarter 20211
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2022.

1 See Non-GAAP Financial Measures section beginning on page 78.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income	$264.0	$236.9	$764.3	$653.2
Net income available to common stockholders	260.8	236.9	754.7	653.2
Earnings per share - basic	2.43	2.29	7.06	6.39
Earnings per share - diluted	2.42	2.28	7.03	6.35
Return on average assets	1.53%	1.83%	1.60%	1.89%
Return on average equity	20.3	22.5	20.2	22.8
Return on average tangible common equity (1)	24.9	26.6	24.8	26.3
Net interest margin	3.78	3.43	3.56	3.44
(1) See Non-GAAP Financial Measures section beginning on page 78.

	September 30, 2022	December 31, 2021
	(in millions)
Total assets	$69,165	$55,983
Loans HFS	2,204	5,635
Loans HFI, net of deferred loan fees and costs	52,201	39,075
Total deposits	55,589	47,612
Other borrowings	6,319	1,502
Qualifying debt	889	896
Stockholders' equity	5,021	4,963
Tangible common equity, net of tax (1)	4,047	4,035
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

	September 30, 2022	December 31, 2021
	(dollars in millions)
Nonaccrual loans	$90	$73
Repossessed assets	11	12
Non-performing assets	103	87
Nonaccrual loans to funded loans	0.17%	0.19%
Nonaccrual and repossessed assets to total assets	0.15	0.15
Allowance for loan losses to funded loans	0.58	0.65
Allowance for credit losses to funded loans	0.68	0.74
Net (recoveries) charge-offs to average loans outstanding (1)	(0.02)	0.02
(1)Annualized on an actual/actual basis for the three months ended September 30, 2022. Actual year-to-date for the year ended December 31, 2021.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $69.2 billion at September 30, 2022 from $56.0 billion at December 31, 2021. The increase in total assets of $13.2 billion, or 23.5%, was driven by continued organic loan and deposit growth, which contributed to an increase in cash of $1.1 billion as well as an increase in investment securities of $941 million. HFI loans increased by $13.1 billion, or 33.6%, to $52.2 billion as of September 30, 2022, compared to $39.1 billion as of December 31, 2021. The increase in HFI loans from December 31, 2021 was driven by increases in residential real estate loans of $6.4 billion (includes a transfer of EBO loans from HFS to HFI in the second quarter of 2022 with a balance of $1.8 billion at September 30, 2022), commercial and industrial loans of $4.0 billion, CRE, non-owner occupied loans of $2.1 billion, and construction and land development loans of $598 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $50 million. In addition, HFS loans decreased by $3.4 billion, from $5.6 billion as of December 31, 2021, primarily related to a transfer of EBO loans from HFS to HFI in the second quarter of 2022 with a balance of $1.8 billion at September 30, 2022.
Total deposits increased $8.0 billion, or 16.8%, to $55.6 billion as of September 30, 2022 from $47.6 billion as of December 31, 2021. The increase in deposits from December 31, 2021 was driven by increases of $3.6 billion in non-interest bearing demand deposits, $1.9 billion in savings and money market accounts, $1.4 billion in interest bearing demand deposits, and $1.1 billion in certificates of deposit.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$739.4	$442.8	$296.6	$1,803.5	$1,175.4	$628.1
Interest expense	137.3	32.4	104.9	226.9	77.2	149.7
Net interest income	602.1	410.4	191.7	1,576.6	1,098.2	478.4
Provision for (recovery of) credit losses	28.5	12.3	16.2	65.0	(34.6)	99.6
Net interest income after provision for (recovery of) credit losses	573.6	398.1	175.5	1,511.6	1,132.8	378.8
Non-interest income	61.8	138.1	(76.3)	263.1	293.8	(30.7)
Non-interest expense	305.8	233.8	72.0	823.3	613.6	209.7
Income before provision for income taxes	329.6	302.4	27.2	951.4	813.0	138.4
Income tax expense	65.6	65.5	0.1	187.1	159.8	27.3
Net income	264.0	236.9	27.1	764.3	653.2	111.1
Dividends on preferred stock	3.2	—	3.2	9.6	—	9.6
Net income available to common stockholders	$260.8	$236.9	$23.9	$754.7	$653.2	$101.5
Earnings per share:
Basic	$2.43	$2.29	$0.14	$7.06	$6.39	$0.67
Diluted	2.42	2.28	0.14	$7.03	$6.35	$0.68

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
The following table shows the components of PPNR for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net interest income	$602.1	$410.4	$1,576.6	$1,098.2
Total non-interest income	61.8	138.1	263.1	293.8
Net revenue	$663.9	$548.5	$1,839.7	$1,392.0
Total non-interest expense	305.8	233.8	823.3	613.6
Pre-provision net revenue	$358.1	$314.7	$1,016.4	$778.4
Less:
Provision for (recovery of) credit losses	28.5	12.3	65.0	(34.6)
Income tax expense	65.6	65.5	187.1	159.8
Net income	$264.0	$236.9	$764.3	$653.2
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Total non-interest expense	$305.8	$233.8	$823.3	$613.6
Divided by:
Total net interest income	602.1	410.4	1,576.6	1,098.2
Plus:
Tax equivalent interest adjustment	8.5	8.5	24.7	24.9
Total non-interest income	61.8	138.1	263.1	293.8
	$672.4	$557.0	$1,864.4	$1,416.9
Efficiency ratio - tax equivalent basis	45.5%	42.0%	44.2%	43.3%

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

	September 30, 2022	December 31, 2021
	(dollars and shares in millions)
Total stockholders' equity	$5,021	$4,963
Less:
Goodwill and intangible assets	682	635
Preferred stock	295	295
Total tangible common stockholders' equity	4,044	4,033
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible common equity, net of tax	$4,047	$4,035

Total assets	$69,165	$55,983
Less: goodwill and intangible assets, net	682	635
Tangible assets	68,483	55,348
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible assets, net of tax	$68,486	$55,350

Tangible common equity ratio	5.9%	7.3%
Common shares outstanding	108.9	106.6
Book value per common share	$43.39	$43.78
Tangible book value per common share, net of tax	37.16	37.84

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

	September 30, 2022	December 31, 2021
	(dollars in millions)
Common equity tier 1:
Common equity	$4,762	$4,715
Less:
Non-qualifying goodwill and intangibles	675	631
Disallowed deferred tax asset	52	—
AOCI related adjustments	(741)	16
Unrealized gain on changes in fair value liabilities	5	—
Common equity tier 1	$4,771	$4,068
Divided by: Risk-weighted assets	$55,053	$44,697
Common equity tier 1 ratio	8.7%	9.1%

Common equity tier 1	$4,771	$4,068
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$5,147	$4,444
Divided by: Tangible average assets	$68,330	$56,973
Tier 1 leverage ratio	7.5%	7.8%

Total capital:
Tier 1 capital	$5,147	$4,444
Plus:
Subordinated debt	816	815
Adjusted allowances for credit losses	319	240
Tier 2 capital	1,135	1,055
Total capital	$6,282	$5,499
Total capital ratio	11.4%	12.3%

Classified assets to tier 1 capital plus allowance:
Classified assets	$385	$301
Divided by: Tier 1 capital	5,147	4,444
Plus: Adjusted allowances for credit losses	319	240
Total Tier 1 capital plus adjusted allowances for credit losses	$5,466	$4,684
Classified assets to tier 1 capital plus allowance	7.0%	6.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$3,993	$49.0	4.87%	$7,254	$61.3	3.35%
Loans held for investment:
Commercial and industrial	21,551	282.1	5.25	14,943	156.1	4.23
CRE - non-owner-occupied	8,128	111.4	5.44	5,754	68.5	4.73
CRE - owner-occupied	1,839	23.3	5.12	2,030	25.1	5.00
Construction and land development	3,471	59.5	6.80	2,863	40.6	5.63
Residential real estate	15,125	130.9	3.43	5,907	46.0	3.09
Consumer	63	0.8	5.32	44	0.4	4.18
Total HFI loans (1), (2), (3)	50,177	608.0	4.84	31,541	336.7	4.28
Securities:
Securities - taxable	6,680	56.4	3.35	5,521	25.6	1.84
Securities - tax-exempt	2,047	19.5	4.73	2,223	17.9	4.00
Total securities (1)	8,727	75.9	3.66	7,744	43.5	2.46
Other	1,239	6.5	2.07	1,883	1.3	0.27
Total interest earning assets	64,136	739.4	4.62	48,422	442.8	3.70
Non-interest earning assets
Cash and due from banks	242			291
Allowance for credit losses	(282)			(242)
Bank owned life insurance	180			179
Other assets	4,100			2,684
Total assets	$68,376			$51,334
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$8,466	$24.5	1.15%	$4,787	$1.4	0.12%
Savings and money market accounts	18,515	44.5	0.95	16,833	8.9	0.21
Certificates of deposit	2,843	8.6	1.19	1,902	2.0	0.41
Total interest-bearing deposits	29,824	77.6	1.03	23,522	12.3	0.21
Short-term borrowings	4,136	27.0	2.59	418	1.1	1.07
Long-term debt	1,228	23.8	7.69	558	8.2	5.79
Qualifying debt	891	8.9	3.94	1,076	10.8	3.98
Total interest-bearing liabilities	36,079	137.3	1.51	25,574	32.4	0.50
Interest cost of funding earning assets			0.84			0.27
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	25,865			20,732
Other liabilities	1,282			855
Stockholders’ equity	5,150			4,173
Total liabilities and stockholders' equity	$68,376			$51,334
Net interest income and margin (4)		$602.1	3.78%		$410.4	3.43%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.5 million for the three months ended September 30, 2022 and 2021.
(2)Included in the yield computation are net loan fees of $31.9 million and $30.4 million for the three months ended September 30, 2022 and 2021, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$4,939	$142.5	3.86%	$4,235	$104.1	3.29%
Loans held for investment:
Commercial and industrial	19,553	653.5	4.53	14,268	455.3	4.36
CRE - non-owner occupied	7,328	267.6	4.89	5,701	201.3	4.73
CRE - owner occupied	1,844	68.8	5.08	2,050	73.5	4.91
Construction and land development	3,301	148.9	6.03	2,714	116.1	5.72
Residential real estate	13,087	325.0	3.32	4,067	98.6	3.24
Consumer	58	2.0	4.57	37	1.3	4.65
Total HFI loans (1), (2), (3)	45,171	1,465.8	4.37	28,837	946.1	4.44
Securities:
Securities - taxable	6,300	127.5	2.71	5,231	70.2	1.79
Securities - tax-exempt	2,067	55.7	4.51	2,124	50.8	4.02
Total securities (1)	8,367	183.2	3.14	7,355	121.0	2.44
Other	1,646	12.0	0.97	3,205	4.2	0.17
Total interest earning assets	60,123	1,803.5	4.06	43,632	1,175.4	3.68
Non-interest earning assets
Cash and due from banks	250			306
Allowance for credit losses	(270)			(263)
Bank owned life insurance	180			178
Other assets	3,724			2,392
Total assets	$64,007			$46,245
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$8,188	$35.2	0.57%	$4,357	$4.2	0.13%
Savings and money market accounts	18,474	70.6	0.51	15,342	24.0	0.21
Certificates of deposit	2,271	13.0	0.76	1,774	6.5	0.49
Total interest-bearing deposits	28,933	118.8	0.55	21,473	34.7	0.22
Short-term borrowings	2,745	37.4	1.82	664	5.8	1.16
Long-term debt	930	44.8	6.45	309	12.8	5.55
Qualifying debt	893	25.9	3.87	777	23.9	4.12
Total interest-bearing liabilities	33,501	226.9	0.91	23,223	77.2	0.44
Interest cost of funding earning assets			0.50			0.24
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	24,269			18,380
Other liabilities	1,183			812
Stockholders’ equity	5,054			3,830
Total liabilities and stockholders' equity	$64,007			$46,245
Net interest income and margin (4)		$1,576.6	3.56%		$1,098.2	3.44%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $24.7 million and $24.9 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Included in the yield computation are net loan fees of $97.4 million and $95.9 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 versus 2021			2022 versus 2021
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$(40.0)	$27.7	$(12.3)	$20.3	$18.1	$38.4
Loans:
Commercial and industrial	86.5	39.5	126.0	176.6	21.6	198.2
CRE - non-owner occupied	32.5	10.4	42.9	59.4	6.9	66.3
CRE - owner-occupied	(2.4)	0.6	(1.8)	(7.7)	3.0	(4.7)
Construction and land development	10.4	8.5	18.9	26.4	6.4	32.8
Residential real estate	79.8	5.1	84.9	224.0	2.4	226.4
Consumer	0.2	0.2	0.4	0.7	—	0.7
Total HFI loans	207.0	64.3	271.3	479.4	40.3	519.7
Securities:
Securities - taxable	9.8	21.0	30.8	21.6	35.7	57.3
Securities - tax-exempt	(1.7)	3.3	1.6	(1.6)	6.5	4.9
Total securities	8.1	24.3	32.4	20.0	42.2	62.2
Other	(3.4)	8.6	5.2	(11.4)	19.2	7.8
Total interest income	171.7	124.9	296.6	508.3	119.8	628.1

Interest expense:
Interest-bearing transaction accounts	10.6	12.5	23.1	16.5	14.5	31.0
Savings and money market	4.0	31.6	35.6	12.0	34.6	46.6
Certificates of deposit	2.8	3.8	6.6	2.8	3.7	6.5
Short-term borrowings	24.3	1.6	25.9	28.4	3.2	31.6
Long-term debt	13.0	2.6	15.6	29.9	2.1	32.0
Qualifying debt	(1.8)	(0.1)	(1.9)	3.4	(1.4)	2.0
Total interest expense	52.9	52.0	104.9	93.0	56.7	149.7

Net change	$118.8	$72.9	$191.7	$415.3	$63.1	$478.4
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2022, interest income was $739.4 million, an increase of $296.6 million, or 67.0%, compared to $442.8 million for the three months ended September 30, 2021. This increase was primarily the result of a $271.3 million increase in interest income from HFI loans that was driven by an $18.6 billion increase in the average HFI loan balance, coupled with a $32.4 million increase in interest income from investment securities due to higher investment yields and an increase in the average investment balance of $983 million.
For the nine months ended September 30, 2022, interest income was $1.8 billion, an increase of $628.1 million, or 53.4%, compared to $1.2 billion for the nine months ended September 30, 2021. This increase was primarily the result of a $16.3 billion increase in the average HFI loan balance, which drove a $519.7 million increase in HFI loan interest income for the nine months ended September 30, 2022 as well as an increase in investment yields and the average investment balance of $1.0 billion resulting in an increase in interest income of $62.2 million.
For the three months ended September 30, 2022, interest expense was $137.3 million, an increase of $104.9 million, or 323.8%, compared to $32.4 million for the three months ended September 30, 2021. Increased interest expense was due to an increase in interest expense on deposits of $65.3 million driven by increased interest rates and a $6.3 billion increase in the average interest-bearing deposit balance combined with a $41.5 million increase in interest expense on other borrowings resulting from an increase in the average balance of $4.4 billion.
For the nine months ended September 30, 2022, interest expense was $226.9 million, an increase of $149.7 million, or 193.9%, compared to $77.2 million for the nine months ended September 30, 2021. Interest expense on deposits increased by $84.1 million driven by an increase in deposit rates and an increase in the average deposit balance of $7.5 billion coupled with an increase in the average balance of other borrowings of $2.7 billion, which drove a $63.6 million increase in interest expense.

For the three months ended September 30, 2022, net interest income was $602.1 million, an increase of $191.7 million, or 46.7%, compared to $410.4 million for the three months ended September 30, 2021. The increase in net interest income reflects a $15.7 billion increase in average interest-earning assets, partially offset by an increase of $10.5 billion in average interest-bearing liabilities. The increase in net interest margin of 35 basis points to 3.78% is largely the result of an increase in loan balances, partially offset by higher deposit balances and rates compared to the same period in 2021.
For the nine months ended September 30, 2022, net interest income was $1.6 billion, an increase of $478.4 million, or 43.6%, compared to $1.1 billion for the nine months ended September 30, 2021. The increase in net interest income reflects a $16.5 billion increase in average interest-earning assets, partially offset by an increase of $10.3 billion in average interest-bearing liabilities. The increase in net interest margin of 12 basis point to 3.56% is the result of an increase in loan balances, partially offset by higher deposit rates and increase in the balance of deposits and other borrowings compared to the same period in 2021.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios at the time that the loan is originated or the security is purchased. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and nine months ended September 30, 2022, the Company recorded a provision for credit losses of $28.5 million and $65.0 million, respectively, compared to $12.3 million and a release of credit loss provisions of $34.6 million, respectively, for the three and nine months ended September 30, 2021. The increase in the provision for credit losses from the three and nine months ended September 30, 2021 is primarily related to loan growth and heightened economic uncertainty.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(in millions)
Net loan servicing revenue (expense)	$23.0	$2.2	$20.8	$109.5	$(18.6)	$128.1
Net gain on loan origination and sale activities	14.5	121.0	(106.5)	78.6	253.0	(174.4)
Service charges and fees	6.5	7.1	(0.6)	21.1	21.2	(0.1)
Commercial banking related income	5.1	4.6	0.5	16.0	12.5	3.5
Income from equity investments	4.3	2.5	1.8	13.6	16.9	(3.3)
Gain on recovery from credit guarantees	0.4	—	0.4	11.7	—	11.7
Gain on sales of investment securities	—	—	—	6.7	0.1	6.6
Fair value loss on assets measured at fair value, net	(2.8)	(2.2)	(0.6)	(19.4)	(0.5)	(18.9)
Other income	10.8	2.9	7.9	25.3	9.2	16.1
Total non-interest income	$61.8	$138.1	$(76.3)	$263.1	$293.8	$(30.7)
Total non-interest income for the three months ended September 30, 2022 compared to the same period in 2021 decreased $76.3 million. The decrease in non-interest income was driven by a decrease in net gain on loan origination and sale activities of $106.5 million due to compressed margins, a decline in production volume, and losses due to fair value changes. This decrease was offset in part by an increase in net loan servicing revenue of $20.8 million from lower payoffs, gain on sales of MSRs, and higher servicing fees.
Total non-interest income for the nine months ended September 30, 2022 compared to the same period in 2021 decreased $30.7 million. The decrease in non-interest income was driven by a decrease in net gain on loan origination and sale activities of $174.4 million due to compressed margins, decline in production volume in capitalized MSRs, and a decrease in gains due to fair value changes. Mark-to-market losses on equity securities also resulted in a decrease to non-interest income of $18.9 million. These decreases were offset in part by an increase in net loan servicing revenue of $128.1 million from lower payoffs, gain on sales of MSRs, and higher servicing fees.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$136.5	$133.5	$3.0	$413.8	$346.1	$67.7
Deposit costs	56.2	7.3	48.9	83.6	20.7	62.9
Legal, professional, and directors' fees	24.8	13.7	11.1	73.9	37.8	36.1
Data processing	21.8	15.4	6.4	59.1	40.3	18.8
Loan servicing expenses	15.2	15.6	(0.4)	40.7	37.9	2.8
Occupancy	13.9	12.4	1.5	39.7	31.4	8.3
Insurance	8.1	6.2	1.9	22.2	15.9	6.3
Loan acquisition and origination expenses	5.8	9.7	(3.9)	18.7	20.2	(1.5)
Business development and marketing	5.0	2.8	2.2	14.8	7.4	7.4
Net gain on sales and valuations of repossessed and other assets	(0.2)	(1.3)	1.1	(0.4)	(3.1)	2.7
Acquisition and restructure expenses	—	2.4	(2.4)	0.4	18.5	(18.1)
Other expense	18.7	16.1	2.6	56.8	40.5	16.3
Total non-interest expense	$305.8	$233.8	$72.0	$823.3	$613.6	$209.7
Total non-interest expense for the three months ended September 30, 2022 increased $72.0 million compared to the same period in 2021. The increase in non-interest expense was driven by increases in deposit costs, legal, professional, and directors' fees, and data processing costs. The increase in deposit costs primarily relates to an increase in overall deposits and higher average ECR rates. The increase in legal, professional, and directors' fees and data processing costs relates to an increase in project initiatives and consulting work to support ongoing implementations.
Total non-interest expense for the nine months ended September 30, 2022 increased $209.7 million compared to the same period in 2021. The increase in non-interest expense was driven by increases in salaries and employee benefits, deposit costs, and legal, professional, and directors' fees. The increase in deposit costs primarily relates to an increase in overall deposits and higher average ECR rates. Salaries and employee benefits increased $67.7 million from an increase in headcount year over year. The increase in legal, professional, and directors' fees relates to an increase in project initiatives and consulting work to support ongoing implementations.
Income Taxes
The Company's effective tax rate was 19.9% and 21.7% for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company's effective tax rate was 19.7%. The decrease in the three month effective tax rate was primarily due to increases in solar tax credit investments and a decrease in state tax expense.

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
The following tables present selected operating segment information for the periods presented:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2022	(in millions)
HFI loans, net of deferred loan fees and costs	$52,201	$32,060	$20,141	$—
Deposits	55,589	30,006	20,957	4,626

At December 31, 2021
HFI loans, net of deferred loan fees and costs	$39,075	$25,092	$13,983	$—
Deposits	47,612	30,467	15,363	1,782

Three Months Ended September 30, 2022	(in millions)
Pre-tax income (loss)	$329.6	$298.2	$93.2	$(61.8)

Nine Months Ended September 30, 2022
Pre-tax income (loss)	$951.4	$774.8	$380.3	$(203.7)

Three Months Ended September 30, 2021
Pre-tax income (loss)	$302.4	$193.2	$176.0	$(66.8)

Nine Months Ended September 30, 2021
Pre-tax income (loss)	$813.0	$623.1	$361.1	$(171.2)

BALANCE SHEET ANALYSIS
Total assets increased $13.2 billion, or 23.5%, to $69.2 billion at September 30, 2022, compared to $56.0 billion at December 31, 2021. The increase in total assets was driven by continued organic loan and deposit growth, which contributed to an increase in cash of $1.1 billion as well as an increase in investment securities of $941 million. HFI loans increased by $13.1 billion, or 33.6%, to $52.2 billion as of September 30, 2022, compared to $39.1 billion as of December 31, 2021. The increase in HFI loans from December 31, 2021 was driven by increases in residential real estate loans of $6.4 billion (including EBO loans transferred from HFS to HFI in the second quarter 2022 with a $1.8 billion balance at September 30, 2022), commercial and industrial loans of $4.0 billion, CRE, non-owner occupied loans of $2.1 billion, and construction and land development loans of $598 million. These increases were partially offset by a decrease in CRE, owner occupied loans of $50 million. In addition, HFS loans decreased by $3.4 billion, down from $5.6 billion as of December 31, 2021, primarily related to the transfer of EBO loans from HFS to HFI during the nine months ended September 30, 2022.
Total liabilities increased $13.1 billion, or 25.7%, to $64.1 billion at September 30, 2022, compared to $51.0 billion at December 31, 2021. The increase in liabilities is due primarily to an increase in total deposits of $8.0 billion, or 16.8%, to $55.6 billion. The increase in deposits from December 31, 2021 was driven by increases of $3.6 billion in non-interest bearing demand deposits, $1.9 billion in savings and money market accounts, $1.4 billion in interest bearing demand deposits, and $1.1 billion in certificates of deposit. Other borrowings also increased $4.8 billion from December 31, 2021 due to an increase in short-term borrowings of $4.3 billion and issuance of two credit linked notes in June 2022, with a principal balance totaling $494 million.
Total stockholders’ equity of $5.0 billion at September 30, 2022 increased by $58 million, or 1.2%, from December 31, 2021. The increase in stockholders' equity is primarily a function of net income and net proceeds of $157.7 million from issuance of common stock during the nine months ended September 30, 2022, offset by quarterly dividends to common and preferred shareholders and unrealized fair value losses on AFS securities recorded net of tax in other comprehensive income.
Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value with unrealized gains or losses on these securities recorded in AOCI in stockholders’ equity, net of tax. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Trading securities are reported at fair value, with unrealized gains and losses on these securities included in current period earnings.
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk.
The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2022	December 31, 2021	Increase (Decrease)
	(in millions)
Debt securities
CLO	$2,641	$926	$1,715
Commercial MBS issued by GSEs	62	69	(7)
Corporate debt securities	391	383	8
Private label residential MBS	1,429	1,725	(296)
Residential MBS issued by GSEs	1,694	1,993	(299)
Tax-exempt	1,943	2,105	(162)
U.S. treasury securities	—	13	(13)
Other	70	82	(12)
Total debt securities	$8,230	$7,296	$934

Equity securities
CRA investments	$49	$45	$4
Preferred stock	116	114	2
Total equity securities	$165	$159	$6

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. At September 30, 2022, the Company had $2.2 billion of loans HFS, compared to $5.6 billion at December 31, 2021. The decrease in loans HFS from December 31, 2021 relates to sales, a decline in production volumes, and a transfer of EBO loans during the nine months ended September 30, 2022 that were previously classified as HFS to HFI.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2022	December 31, 2021	Increase (Decrease)
	(in millions)
Warehouse lending	$5,525	$5,156	$369
Municipal & nonprofit	1,522	1,579	(57)
Tech & innovation	2,175	1,418	757
Equity fund resources	5,107	3,830	1,277
Other commercial and industrial	8,182	6,465	1,717
CRE - owner occupied	1,686	1,723	(37)
Hotel franchise finance	3,602	2,534	1,068
Other CRE - non-owner occupied	5,021	3,952	1,069
Residential	13,810	9,243	4,567
Residential - EBO	1,815	—	1,815
Construction and land development	3,579	3,006	573
Other	177	169	8
Total loans HFI	52,201	39,075	13,126
Allowance for credit losses	(304)	(252)	(52)
Total loans HFI, net of allowance	$51,897	$38,823	$13,074
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an allowance for credit losses. Net deferred loan fees of $141 million and $86 million reduced the carrying value of loans as of September 30, 2022 and December 31, 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $197 million and $185 million increased the carrying value of loans as of September 30, 2022 and December 31, 2021, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 43% and 47% of the Company's HFI loan portfolio as of September 30, 2022 and December 31, 2021, respectively. In addition, the Company’s loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 27% and 29% of total loans at September 30, 2022 and December 31, 2021, respectively. Substantially all of these CRE loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 18% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2022 and December 31, 2021, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total HFI loans as of September 30, 2022 and December 31, 2021.

Non-performing Assets
Total non-performing loans increased $16 million to $92 million at September 30, 2022, from $76 million at December 31, 2021.

	September 30, 2022	December 31, 2021
	(dollars in millions)
Total nonaccrual loans (1)	$90	$73
Loans past due 90 days or more on accrual status (2)	—	—
Accruing troubled debt restructured loans	2	3
Total nonperforming loans	$92	$76
Other assets acquired through foreclosure, net	$11	$12
Nonaccrual loans to funded HFI loans	0.17%	0.19%
Loans past due 90 days or more on accrual status to funded HFI loans	—	—
(1)Includes non-accrual TDR loans of $29 million and $18 million at September 30, 2022 and December 31, 2021, respectively.
(2)Excludes government guaranteed residential mortgage loans of $644 million and zero at September 30, 2022 and December 31, 2021, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $1.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.6 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The composition of nonaccrual HFI loans by loan portfolio segment were as follows:

	September 30, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Municipal & nonprofit	$7	7.8%	0.01%
Tech & innovation	4	4.5	0.01
Other commercial and industrial	18	20.0	0.03
CRE - owner occupied	11	12.2	0.02
Hotel franchise finance	10	11.1	0.02
Other CRE - non-owner occupied	19	21.1	0.04
Residential	20	22.2	0.04
Construction and land development	1	1.1	0.00
Total non-accrual loans	$90	100.0%	0.17%

	December 31, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	$13	18.3%	0.03%
Equity fund resources	1	0.8	0.00
Other commercial and industrial	16	22.2	0.05
CRE - owner occupied	13	17.9	0.03
Other CRE - non-owner occupied	13	18.0	0.03
Residential	15	20.8	0.05
Construction and land development	1	1.4	0.00
Other	1	0.6	0.00
Total non-accrual loans	$73	100.0%	0.19%

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
The following table presents TDR loans:

	September 30, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	1	$3	2	$2
Other commercial and industrial	7	8	7	6
CRE - owner occupied	1	1	1	1
Hotel franchise finance	1	10	—	—
Other CRE - non-owner occupied	3	8	5	11
Construction and land development	1	1	1	1
Total	14	$31	16	$21
The allowance for credit losses on TDR loans totaled $5 million and zero as of September 30, 2022 and December 31, 2021, respectively. There were $1 million and zero outstanding commitments on TDR loans as of September 30, 2022 and December 31, 2021, respectively.

Allowance for Credit Losses on HFI Loans
The allowance for credit losses consists of the allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments. The allowance for credit losses on HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the allowance for credit losses on HFI loans by loan portfolio segment:

	September 30, 2022			December 31, 2021
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total HFI loans
	(dollars in millions)			(dollars in millions)
Warehouse lending	$4.4	1.4%	10.6%	$3.0	1.2%	13.2%
Municipal & nonprofit	15.2	5.0	2.9	13.7	5.4	4.1
Tech & innovation	25.2	8.3	4.2	25.7	10.2	3.6
Equity fund resources	10.9	3.6	9.8	9.6	3.8	9.8
Other commercial and industrial	106.2	34.9	15.7	103.6	41.0	16.5
CRE - owner occupied	6.7	2.2	3.2	10.6	4.2	4.4
Hotel franchise finance	51.0	16.8	6.9	41.5	16.4	6.5
Other CRE - non-owner occupied	33.4	11.0	9.6	16.9	6.7	10.1
Residential	25.6	8.4	26.4	12.5	5.0	23.7
Residential - EBO	—	—	3.5	—	—	—
Construction and land development	22.4	7.4	6.9	12.5	5.0	7.7
Other	3.1	1.0	0.3	2.9	1.1	0.4
Total	$304.1	100.0%	100.0%	$252.5	100.0%	100.0%
During the three months ended September 30, 2022 and 2021, net loan (recoveries) charge-offs to average loans outstanding were (0.02)% and 0.04%, respectively.
In addition to the allowance for credit losses on funded HFI loans, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $52.1 million and $37.6 million at September 30, 2022 and December 31, 2021, respectively, and is included in Other liabilities on the Consolidated Balance Sheets.

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

	September 30, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Municipal & nonprofit	1	$6	1.8%	0.01%
Tech & innovation	24	61	18.1	0.12
Other commercial and industrial	66	46	13.6	0.09
CRE - owner occupied	10	16	4.7	0.03
Hotel franchise finance	5	76	22.5	0.15
Other CRE - non-owner occupied	11	53	15.7	0.10
Residential	44	21	6.2	0.04
Construction and land development	2	44	13.0	0.08
Other	17	15	4.4	0.03
Total	180	$338	100.0%	0.65%

	December 31, 2021
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total HFI Loans
	(dollars in millions)
Tech & innovation	13	$39	11.4%	0.10%
Other commercial and industrial	66	60	17.9	0.16
CRE - owner occupied	14	16	4.7	0.04
Hotel franchise finance	9	139	40.9	0.35
Other CRE - non-owner occupied	5	11	3.4	0.03
Residential	35	16	4.6	0.04
Construction and land development	7	28	8.3	0.07
Other	17	30	8.8	0.08
Total	166	$339	100.0%	0.87%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.0 billion and $698 million as of September 30, 2022 and December 31, 2021, respectively.
The following is a summary of the UPB of loans underlying in the Company's MSR portfolio by type:

	September 30, 2022	December 31, 2021
	(in millions)
FNMA and FHLMC	$33,493	$38,754
GNMA	27,692	14,379
Non-agency	1,656	1,215
Total unpaid principal balance of loans	$62,841	$54,348

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $526 million at September 30, 2022. The increase from $491 million at December 31, 2021 is attributable to the DST acquisition in January 2022. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the acquisition.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2022 and 2021, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of September 30, 2022, the net DTA balance totaled $302 million, an increase of $281 million from $21 million at December 31, 2021. This overall increase in the net DTA was primarily the result of decreases in the fair market value of AFS securities and expected tax credit carryovers. These items were not fully offset by increases to MSRs.
At September 30, 2022 and December 31, 2021, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $55.6 billion at September 30, 2022, from $47.6 billion at December 31, 2021, an increase of $8.0 billion, or 16.8%. By deposit type, the increase in deposits is attributable to increases in non-interest bearing demand deposits of $3.6 billion, savings and money market accounts of $1.9 billion, interest bearing demand deposits of $1.4 billion, and certificates of deposit of $1.1 billion.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2022, the Company had $705 million of CDARS deposits and $2.2 billion of ICS deposits, compared to $729 million of CDARS deposits and $1.8 billion of ICS deposits at December 31, 2021. At September 30, 2022 and December 31, 2021, the Company also had wholesale brokered deposits of $3.8 billion and $1.8 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $15.9 billion and $10.8 billion at September 30, 2022 and December 31, 2021, respectively. The Company incurred $55.4 million and $6.6 million in deposit related costs on these deposits during the three months ended September 30, 2022 and 2021, respectively. The Company incurred $81.4 million and $12.4 million in deposit related costs on these deposits during the nine months ended September 30, 2022 and 2021, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2022		2021
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$8,466	1.15%	$4,787	0.12%
Savings and money market accounts	18,515	0.95	16,833	0.21
Certificates of deposit	2,843	1.19	1,902	0.41
Total interest-bearing deposits	29,824	1.03	23,522	0.21
Non-interest-bearing demand deposits	25,865	—	20,732	—
Total deposits	$55,689	0.55%	$44,254	0.11%

	Nine Months Ended September 30,
	2022		2021
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$8,188	0.57%	$4,357	0.13%
Savings and money market accounts	18,474	0.51	15,342	0.21
Certificates of deposit	2,271	0.76	1,774	0.49
Total interest-bearing deposits	28,933	0.55	21,473	0.22
Non-interest-bearing demand deposits	24,269	—	18,381	—
Total deposits	$53,202	0.30%	$39,854	0.12%
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB, federal funds purchased from correspondent banks or the FHLB, and repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2022, total short-term borrowed funds consisted of FHLB advances of $4.0 billion, federal funds purchased of $1.0 billion, repurchase agreements of $26 million, and secured borrowings of $60 million. At December 31, 2021, total short-term borrowed funds consisted of federal funds purchased of $675 million, secured borrowings of $35 million, and repurchase agreements of $17 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes from the acquisition on April 7, 2021 and credit linked notes issued, inclusive of issuance costs and fair market value adjustments. At September 30, 2022, the carrying value of long-term borrowings was $1.2 billion, compared to $775 million at December 31, 2021. The increase in long-term borrowings from December 31, 2021 relates to new credit linked note issuances during the nine months ended September 30, 2022, totaling $486 million, net of issuance costs.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2022, the carrying value of qualifying debt was $889 million, compared to $896 million at December 31, 2021.

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
As a result of the Company's continued commercial loan growth and the acquisition of AmeriHome, the Company continues to undertake various capital actions to ensure that its capital levels remain strong, which during the nine months ended September 30, 2022, included sales of common stock under the Company's ATM program and two credit linked note issuances. As of September 30, 2022 and December 31, 2021, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
September 30, 2022
WAL	$6,282	$5,147	$55,053	$68,330	11.4%	9.3%	7.5%	8.7%
WAB	5,936	5,394	54,977	68,264	10.8	9.8	7.9	9.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2021
WAL	$5,499	$4,444	$44,697	$56,973	12.3%	9.9%	7.8%	9.1%
WAB	5,120	4,658	44,726	56,962	11.4	10.4	8.2	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of September 30, 2022.

Critical Accounting Estimates
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting estimates upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The following table presents the available and outstanding balances on the Company's lines of credit:

	September 30, 2022
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$4,706	$1,010
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2022 are presented in the following table:

September 30, 2022
(in millions)
FHLB:
Borrowing capacity	$11,084
Outstanding borrowings	4,000
Letters of credit	21
Total available credit	$7,063

FRB:
Borrowing capacity	$4,976
Outstanding borrowings	—
Total available credit	$4,976

Warehouse borrowings:
Borrowing capacity	$1,000
Outstanding borrowings	—
Total available credit	$1,000
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2022, there were $9.0 billion in liquid assets, comprised of $1.6 billion in cash and cash equivalents, $2.0 billion in HFS mortgages, and $5.4 billion in unpledged marketable securities. At December 31, 2021, the Company maintained $8.7 billion in liquid assets, comprised of $516 million of cash and cash equivalents, $4.0 billion in HFS mortgages, and $4.2 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2022, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2022 and 2021, net cash provided by (used in) operating activities was $1.5 billion and $(3.3) billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the nine months ended September 30, 2022 and 2021 was reduced by $11.7 billion and $8.4 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $1.8 billion and $2.3 billion, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2022 and 2021, net deposits increased $8.0 billion and $13.4 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2022, the Company has $705 million of CDARS and $2.2 billion of ICS deposits.
As of September 30, 2022, the Company has $3.8 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2022, WAB paid dividends to the Parent of $55 million and $105 million, respectively.

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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2022, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the FOMC.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2022, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$2,775.9	$3,097.3	$3,440.4	$3,793.9
Interest Expense	520.7	721.6	923.2	1,124.9
Net Interest Income	$2,255.2	$2,375.7	$2,517.2	$2,669.0
% Change	(5.1)%		6.0%	12.3%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$2,960.4	$3,097.3	$3,241.0	$3,390.5
Interest Expense	632.9	721.6	810.6	899.7
Net Interest Income	$2,327.5	$2,375.7	$2,430.4	$2,490.8
% Change	(2.0)%		2.3%	4.8%
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
At September 30, 2022, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2022:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$66,582	$64,688	$63,003	$61,471	$60,207
Liabilities	53,654	53,551	52,845	52,169	51,529
Net Present Value	$12,928	$11,137	$10,158	$9,302	$8,678
% Change	16.1%		(8.8)%	(16.5)%	(22.1)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of September 30, 2022 and December 31, 2021:
Outstanding Derivatives Positions

September 30, 2022			December 31, 2021
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$377,507	$34	1.2	$480,766	$(50)	1.5

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2022	1,043	$76.36	—	$—
August 2022	9,131	78.30	—	—
September 2022	865	68.61	—	—
Total	11,039	$77.36	—	$—
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

3.3	Amended and Restated Bylaws of Western Alliance, effective as of June 14, 2022 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2022).

3.4	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.5	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

10.1±	Form of Amendment to Executive Restricted Stock Agreement pursuant to the Company's 2005 Stock Incentive Plan.

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Consolidated Income Statements for the three months ended September 30, 2022 and September 30, 2021 and nine months ended September 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and September 30, 2021 and nine months ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2022 and September 30, 2021 and the nine months September 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

November 1, 2022	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

November 1, 2022	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

November 1, 2022	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer