Form 10-K
period 2022-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2023-02-23
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $7.26 billion based on the June 30, 2022 closing price of said stock on the New York Stock Exchange ($70.60 per share).
As of February 17, 2023, Western Alliance Bancorporation had 109,614,818 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than statements of historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K:

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
AmeriHome	AmeriHome Mortgage Company, LLC	CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
Aris	Aris Mortgage Holding Company, LLC	DST	Digital Settlement Technologies LLC	WABT	Western Alliance Business Trust
BON	Bank of Nevada	FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
Bridge	Bridge Bank	TPB	Torrey Pines Bank	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	EAD	Exposure at Default	IRLC	Interest Rate Lock Commitment
AFS	Available-for-Sale	EBO	Early buyout	ISDA	International Swaps and Derivatives Association
ALCO	Asset and Liability Management Committee	EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	LGD	Loss Given Default
Ameribor	American Interbank Offered Rate	EPS	Earnings per Share	LIBOR	London Interbank Offered Rate
AOCI	Accumulated Other Comprehensive Income	ESG	Environmental, Social, and Governance	LIHTC	Low-Income Housing Tax Credit
ASC	Accounting Standards Codification	EVE	Economic Value of Equity	MBS	Mortgage-Backed Securities
ASU	Accounting Standards Update	Exchange Act	Securities Exchange Act of 1934, as Amended	MSA	Metropolitan Statistical Area
Basel Committee	Basel Committee on Banking Supervision	FASB	Financial Accounting Standards Board	MSR	Mortgage Servicing Right
Basel III	Banking Supervision's December 2010 Final Capital Framework	FCRA	Fair Credit Reporting Act of 1971	NBL	National Business Lines
BHCA	Bank Holding Company Act of 1956	FDIA	Federal Deposit Insurance Act	NOL	Net Operating Loss
BOD	Board of Directors	FDIC	Federal Deposit Insurance Corporation	NPV	Net Present Value
BOLI	Bank Owned Life Insurance	FHA	Federal Housing Administration	NYSE	New York Stock Exchange
BSBY	Bloomberg Short Term Bank Yield Index	FHLB	Federal Home Loan Bank	OCI	Other Comprehensive Income
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	FHLMC	Federal Home Loan Mortgage Corporation	OFAC	Office of Foreign Asset Control
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	FICO	The Financing Corporation	OREO	Other Real Estate Owned
CBDP	Commercial Banking Development Program	FNMA	Federal National Mortgage Association	PCAOB	Public Company Accounting Oversight Board
CCO	Chief Credit Officer	FOMC	Federal Open Market Committee	PCD	Purchased Credit Deteriorated
CDARS	Certificate Deposit Account Registry Service	FRA	Federal Reserve Act	PD	Probability of Default
CDO	Collateralized Debt Obligation	FRB	Federal Reserve Bank	PPNR	Pre-Provision Net Revenue
CECL	Current Expected Credit Loss	FTC	Federal Trade Commission	ROU	Right of Use
CEO	Chief Executive Officer	FVO	Fair Value Option	SEC	Securities and Exchange Commission
CET1	Common Equity Tier 1	GAAP	U.S. Generally Accepted Accounting Principles	SERP	Supplemental Executive Retirement Plan
CFO	Chief Financial Officer	GLBA	Gramm-Leach-Bliley Act	SLC	Senior Loan Committee
CFPB	Consumer Financial Protection Bureau	GNMA	Government National Mortgage Association	SOFR	Secured Overnight Funding Rate
CLO	Collateralized Loan Obligation	GSE	Government-Sponsored Enterprise	TDR	Troubled Debt Restructuring
COSO	Committee of Sponsoring Organizations of the Treadway Commission	HELOC	Home Equity Line of Credit	TEB	Tax Equivalent Basis
COVID-19	Coronavirus Disease 2019	HFI	Held for Investment	TSR	Total Shareholder Return
CRA	Community Reinvestment Act	HFS	Held for Sale	UPB	Unpaid Principal Balance
CRE	Commercial Real Estate	HTM	Held-to-Maturity	USDA	United States Department of Agriculture
DEI	Diversity, Equity, and Inclusion	HUD	U.S. Department of Housing and Urban Development	VA	Veterans Affairs
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	ICS	Insured Cash Sweep Service	VIE	Variable Interest Entity
DTA	Deferred Tax Asset	IRA	Inflation Reduction Act of 2022	XBRL	eXtensible Business Reporting Language

Item 1.Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including 24/7 funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. The Company also provides an array of specialized financial services to business customers across the country, including mortgage banking services through AmeriHome, and has added to its capabilities with the acquisition of DST on January 25, 2022, which provides digital payment services for the class action legal industry. In addition, the Company has the following non-bank subsidiaries: CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy, and WATC, which will provide corporate trust services and levered loan administration solutions.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 12. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2022, WAL has the following bank subsidiary:

Bank Name	Headquarters	Location Cities	Total Assets	Net Loans	Deposits
			(in millions)
Western Alliance Bank	Phoenix, Arizona	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$67,684	$52,737	$53,918
		Nevada: Carson City, Fallon, Henderson, Las Vegas, Mesquite, Reno, and Sparks
		California: Beverly Hills, Carlsbad, Costa Mesa, Irvine, La Mesa, Los Angeles, Oakland, Pleasanton, San Diego, San Francisco, San Jose, and Woodland Hills

Other: Atlanta, Georgia; Austin, Houston, and Irving, Texas; Boston, Massachusetts; Chicago, Illinois; Denver, Colorado; Minneapolis, Minnesota; New York, New York; Seattle, Washington; and Tysons, Virginia

WAB also has the following significant wholly-owned subsidiaries:
•WABT holds certain investment securities, municipal and non-profit loans, and leases.
•WA PWI holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.
•BW Real Estate, Inc. operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
•Helios Prime, Inc. holds certain equity interests in renewable energy tax credit transactions.
•Western Finance Company purchases and originates equipment finance leases and provides mortgage banking services through its wholly-owned subsidiary, AmeriHome.
•DST provides digital payments services for the class action legal industry.
Market Segments
The Company's reportable segments are aggregated with a focus on products and services offered and consist of three reportable segments:
•Commercial: provides commercial banking and treasury management products and services to small and middle-market businesses, specialized banking services to sophisticated commercial institutions and investors within niche industries, as well as financial services to the real estate industry.
•Consumer Related: offers both commercial banking services to enterprises in consumer-related sectors and consumer banking services, such as residential mortgage banking and beginning on January 25, 2022, includes the financial results of DST, which provides digital payment services for the class action legal industry.

•Corporate & Other: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
Loan and deposit accounts are typically assigned directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based primarily on the risk profile of their assets and liabilities. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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
Lending Activities
General
The Company’s lending has focused primarily on meeting the needs of business customers. Through WAB and its banking divisions and operating subsidiaries, the Company provides a variety of lending products to customers, including the loan types discussed below.
Commercial and Industrial: Commercial and industrial loans are a significant portion of the Company's loan portfolio, representing 40% and 47% of the Company's HFI loan portfolio as of December 31, 2022 and 2021, respectively. These loans include working capital lines of credit, loans to technology companies, inventory and accounts receivable lines, mortgage warehouse lines, and other commercial loans. Equipment loans and leases, tax-exempt municipalities, and not-for-profit organizations are also categorized as commercial and industrial loans.
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner occupants are a significant portion of the Company's loan portfolio. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. Approximately 16% and 13% of the Company's CRE investor portfolio consisted of office loans as of December 31, 2022 and 2021, respectively. These office loans are primarily shorter-term bridge loans that enable borrowers to reposition or redevelop projects and are geographically well diversified, with the vast majority located in midtown or suburban locations. At the time of origination, these loans have an initial loan-to-value ratio of less than 55% and a weighted average loan-to-cost of less than 60%. The properties underlying these loans have stable business trends and low vacancy rates. In addition, conservative underwriting focused on loan-to-cost lending with significant up-front sponsor cash equity, re-appraisal rights by the Company, re-margining requirements and ongoing debt service and debt yield covenants mitigates asset-type credit risk and provides for ongoing sponsor support of and commitment to projects.
Substantially all of the Company's remaining CRE loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. As of December 31, 2022 and 2021, 16% and 23% of the Company's CRE loans were owner occupied. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
Construction and Land Development: Construction and land development loans include single family and multi-family residential projects, industrial/warehouse properties, office buildings, retail centers, medical office facilities, and residential lot developments. These loans are primarily originated to experienced local and national developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.

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
At December 31, 2022, the Company's HFI loan portfolio totaled $51.9 billion, or approximately 77% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio:

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollars in millions)

Commercial and industrial	$20,710	39.9%	$18,297	46.8%
Commercial real estate - non-owner occupied	9,319	18.0	6,526	16.7
Commercial real estate - owner occupied	1,818	3.5	1,898	4.9
Construction and land development	4,013	7.7	3,023	7.7
Residential real estate	15,928	30.7	9,282	23.8
Consumer	74	0.2	49	0.1
Loans HFI, net of deferred loan fees and costs	$51,862	100.0%	$39,075	100.0%
Allowance for credit losses	(310)		(252)
Net loans HFI	$51,552		$38,823
For additional information concerning loans, see "Note 5. Loans, Leases and Allowance for Credit Losses" in Item 8 or "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans" in Item 7 of this Form 10-K.
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
Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits for its HFI and HFS loan portfolios, which are based on outstanding amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures based on outstanding amounts as of December 31, 2022:

	Percent of Tier 1 Capital and ACL
	Policy Limit	Actual
Loans HFI
CRE	295%	193%
Commercial and industrial	485	359
Construction and land development	85	70
Residential real estate	300	276
Consumer	10	1
Loans HFS
Residential real estate	215	21
Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered satisfactory "pass" ratings. The other four "non-pass" grades range from a “Special mention” category to a “Loss” category and are consistent with the grading systems used by federal banking regulators. All loans are assigned a credit risk grade at the time they are made and formally reviewed on a quarterly basis as part of the Company's loan grade certification process to identify loans that may be exhibiting early-warning signs of credit stress and determine whether a change in the credit risk grade is warranted. In addition, the grading of the Company's loan portfolio is reviewed on a regular basis by its internal Loan Review Department.
Collection Procedure
Bank personnel are responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past-dues, overdrafts, and loan agreement covenant defaults. If a borrower fails to make a scheduled payment on a loan, Bank personnel attempt to remedy the deficiency by contacting the borrower and seeking payment. Contact is generally made within 15 business days after the payment becomes past due. The Bank also maintains a special assets department, which generally services and collects loans rated Substandard or worse. Loans deemed uncollectible are charged-off.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest (that are not government guaranteed), non-accrual and TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines that ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. In addition, the Company considers all loans rated Substandard or lower to be experiencing financial difficulty. A TDR loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent non-residential loans with balances greater than $0.5 million every 12 months. The total net realized and unrealized gains and losses of repossessed and other assets was not significant during each of the years ended December 31, 2022, 2021, and 2020. However, losses may be experienced in future periods.

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
Allowance for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios as well as off-balance sheet credit exposures. Charge-offs are recorded as a reduction to the ACL and subsequent recoveries of previously charged-off amounts are credited to the ACL. The ACL on funded loans and investment securities are presented as a reduction to the respective asset balance on the Consolidated Balance Sheet. The ACL on unfunded loan commitments is classified in other liabilities on the Consolidated Balance Sheet. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” in Item 7 of this Form 10-K.
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

The Company's investment policy limits new securities purchases to certain eligible investment types and, in the aggregate, are further subject to the following quantitative limits of the Bank:

Securities Category	Basis Limit	Policy Limit	Actual
Collateralized loan obligations	Total assets	5.0%	4.1%
Commercial mortgage-backed securities	Total assets	1.0	—
Corporate debt securities	Total assets	2.5	0.6
Investment grade corporate bond mutual funds	Tier 1 capital	5.0	—
Preferred stock	Common equity tier 1	10.0	2.0
Tax-exempt low income housing development bonds	Total capital	30.0	17.4
Tax-exempt municipal securities	Total assets	5.0	1.4
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
As of December 31, 2022, the Company's investment securities portfolio totals $8.5 billion, representing approximately 13% of the Company's total assets, with a significant portion of the portfolio invested in AAA/AA+ rated securities. The average duration, which is a measure of the interest rate sensitivity of the Company's debt securities portfolio, is 5.5 years as of December 31, 2022.
The following table summarizes the carrying value of the Company's investment securities:

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt securities
CLO	$2,706	31.7%	$926	12.4%
Commercial MBS issued by GSEs	97	1.1	69	1.0
Corporate debt securities	390	4.6	383	5.1
Private label residential MBS	1,397	16.3	1,725	23.1
Residential MBS issued by GSEs	1,740	20.4	1,993	26.8
Tax-exempt	1,982	23.2	2,105	28.2
U.S. treasury securities	—	—	13	0.2
Other	69	0.8	82	1.1
Total debt securities	$8,381	98.1%	$7,296	97.9%

Equity securities
Common stock	$3	0.0%	$—	—%
CRA investments	49	0.6	45	0.6
Preferred stock	108	1.3	114	1.5
Total equity securities	$160	1.9%	$159	2.1%

Total investment securities	$8,541	100.0%	$7,455	100.0%
As of December 31, 2022 and 2021, the Company had investments in BOLI of $182 million and $180 million, respectively. BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.

Deposit Products
The Company offers a variety of deposit products, including demand deposits, checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2022, the deposit portfolio was comprised of 37% non-interest-bearing deposits and 63% interest-bearing deposits.
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
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, competitiveness of offered rates, perceived stability of financial institutions, and competition. In order to attract and retain deposits, the Company relies on providing quality service and introducing new products and services that meet the needs of its customers.
The Bank's deposit rates are determined through an internal oversight process under the direction of its ALCO. The Bank considers a number of factors when determining deposit rates, including:
•current and projected national and local economic conditions and the outlook for interest rates;
•competition from other institutions;
•loan and deposit positions and forecasts, including any concentrations in either; and
•alternative borrowing costs from the FHLB or other sources.
The following table shows the Company's deposit composition:

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(in millions)
Non-interest-bearing demand deposits	$19,691	36.7%	$21,353	44.9%
Interest-bearing transaction accounts	9,507	17.7	6,924	14.5
Savings and money market accounts	19,397	36.2	17,279	36.3
Time certificates of deposit ($250,000 or more)	3,815	7.1	523	1.1
Other time deposits	1,234	2.3	1,533	3.2
Total deposits	$53,644	100.0%	$47,612	100.0%
Although the Company does not pay interest to depositors of non-interest-bearing accounts, earnings credits and referral fees are awarded to some account holders, which offset charges incurred by account holders for other services. Earnings credits and referral fees earned in excess of charges incurred by account holders are recorded in deposit costs as part of non-interest expense and fluctuate as a result of eligible deposit balances and rates on these deposit balances.
In addition to the Company's deposit base, it has access to other sources of funding, including FHLB and FRB advances, Federal funds purchased, repurchase agreements, and secured and unsecured lines of credit with other financial institutions. Previously, the Company has also accessed the capital markets through trust preferred, credit linked note, subordinated debt, and Senior Note offerings. For additional information concerning the Company's deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits” in Item 7 of this Form 10-K.
Other Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including internet banking, wire transfers, electronic bill payment and presentment, 24/7 funds transfer and other digital payment offerings, lock box services, courier, and cash management services.

Customer, Product, and Geographic Concentrations
Commercial and industrial loans make up 40% and 47% of the Company's HFI loan portfolio as of December 31, 2022 and 2021, respectively. In addition, 29% of the Company's loan portfolio at December 31, 2022 and 2021 was represented by CRE and construction and land development loans. The Company’s CRE business is concentrated primarily in the Phoenix, Las Vegas, Los Angeles, Reno, San Francisco, San Jose, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies.
The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. Neither the Company nor any of its reportable segments have customer relationships that individually account for 10% or more of consolidated or segment revenues. No material portion of the Company’s business is seasonal.
Competition
The financial services industry is highly competitive and has been significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with the Company. The Company competes for loans, deposits, and customers with other banks, mortgage companies, insurance companies, finance companies, financial technology firms, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the interest rates on those products and the terms on which they are offered to customers. In addition, many of the Company's competitors are much larger in total assets and capitalization and are able to offer a broader range of financial services than the Company can offer. Technological innovation and capabilities, including changes in product delivery systems and web-based tools, also continue to contribute to greater competition in domestic and international financial services markets and larger competitors may be able to allocate more resources to these technology initiatives.
Human Capital Resources
The Company’s culture is defined by its corporate values of integrity, creativity, teamwork, passion, and excellence. People, Performance, and Possibilities capture the Company's defining values and behaviors that shape our unique culture and how we do business. People are the foundation of the Company and the Company invests in their success by providing expanded opportunities to attract and retain its people. Our people are committed to our clients’ success and, by putting clients first, we create strong shareholder performance. This leads to tremendous possibilities to fuel client growth and support the Company’s communities.
The Company is deeply committed to giving back to the communities where it does business and strives to help low-to-moderate income geographies become healthier and more sustainable communities. Employees are encouraged to dedicate their time and expertise to charitable and civic organizations they are passionate about. In total, employees have volunteered more than 25,000 hours since 2020. The Company is also committed to providing financial support for education, affordable housing, and community development lending and investments.
As of December 31, 2022, the Company employed 3,365 full-time equivalent employees in its branches and loan production offices across the United States, an increase of 7% from December 31, 2021 due to continued organic growth. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.
Diversity, Equity, and Inclusion
The Company is committed to improving workforce diversity at all levels of the organization and to providing equal opportunity in all aspects of employment. In 2022, the Company continued to make progress towards enhancing its ability to attract and retain a diverse population of employees. The Company has built relationships with community and educational institutions to strengthen its pipelines of talent in underrepresented communities. The Company has established an executive-led Opportunity Council, which guides and sponsors DEI initiatives, provides access to leadership, and evaluates organizational and best practice DEI strategies. Overall, the Opportunity Council is focused on accelerating DEI activities and results. One aspect of this work is the active support of Business Resource Groups focused on the career advancement of diverse groups within the Company, such as women, minority groups, and LGBTQIA+ employees. These groups foster opportunities to engage in programs, network with peers, and connect with Bank leadership.

The Company employs a diverse workforce that reflects its communities, which is shown in the Company's ethnic and gender diversity metrics presented in the table below:

	December 31,
	2022	2021	2020
	(as a percentage of total employees)
Employees belonging to an ethnic minority group	43%	44%	38%
Female employees	52	55	58
Of the employees that are women, 44% occupy roles that involve supervising and managing other employees as of December 31, 2022, compared to 47% in the prior year.
The below table presents the ethnic and gender diversity metrics for the Company's BOD:

	December 31,
	2022	2021
	(as a percentage of total directors)
Directors belonging to an ethnic minority group	21%	15%
Female directors	21	15
The Company remains committed to increasing the share of women and minority groups in the ranks of its leadership and BOD.
Recruiting, Retention, and Talent Development
The Company recognizes that its success is highly dependent on its ability to attract, retain and develop employees. To foster this development, the Company has created three early talent identification programs, a college internship program, the CBDP, and iLead, the goal of each of which is to enhance management’s ability to promote pathways for growth of future leaders. Campus recruitment initiatives and partnerships also help expand the Company’s pipeline of talent. Within the internship program, college students and recent graduates are paired with leaders across the Company to create a valuable, immersive experience, with an objective of retaining promising interns and creating a pipeline for the CBDP or other roles. The CBDP is an 18-month, on-the-job development program to train successful credit analysts that offers progressive assignments, mentoring, opportunities to learn the business and various aspects of leadership, with the objective of developing future leaders of the Company. The iLead Program is an 18-month program for recent MBA graduates, designed to accelerate the development of high potential mid-career talent in sales or corporate career paths. Additionally, the Company has expanded its sales training and mentoring efforts to foster internal development within its commercial lending teams.
As a growing company, recruiting new talent to the organization is key to the Company’s success and part of that objective includes building a diverse workforce that is representative of the communities that the Company serves. In 2022, 48% of WAB’s open positions were filled by external candidates belonging to an ethnic minority group and 74% of promotions were awarded to ethnically diverse or female employees. The Company has made a commitment to growing the share of its employee population from diverse communities and has experienced success in recent years, although the Company believes there is still an opportunity for additional advancement in this area.
Retaining employees who have been key contributors to the Company's success story remains an important objective. The table below presents the Company's overall employee turnover rate:

	Year ended December 31,
	2022 (1)	2021	2020
Turnover Rate	17%	19%	13%
(1)Excludes the impact of reductions in workforce during the period.
For 2022 compared to 2021, the turnover rate decreased from 19% to 17%. During 2022, the Company’s residential mortgage banking workforce was reduced to align with lower residential mortgage loan production volumes compared to 2021, which was driven by rising interest rates throughout 2022. This reduction represented 7% of the Company’s total 2021 employees.

For 2021, the Company’s turnover rate was impacted by the Great Resignation, which refers to the trend in which employees voluntarily resigned from their jobs in record numbers, with turnover rates highest among mid-career employees. In both 2022 and 2021, the Company's turnover rate was highest among employees in the Under 30 age group, as shown in the table below.

	Year ended December 31,
Turnover Rate by Age Group	2022	2021
Under 30	27%	27%
Between 30-50	15	19
Over 50	15	16
The Company also offers a variety of resources to help its employees grow in their current roles and build new skills, including online development programs and workshops, mentoring programs, and internal webinars that feature speakers from across the Company, sharing information about and success in their business line, division, or functional area. The Company encourages its employees to take an active role in their career and through the annual performance management process, employees are able to identify individual development goals and create an action plan to achieve these goals.
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
Compensation and Benefits
The Company’s compensation and benefits programs are designed to attract, retain, motivate, and reward employees to deliver strong performance and excellence. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare, life insurance and other benefits, health savings and flexible spending accounts, and various paid time off benefits. Throughout the organization, 100% of employees participate in the annual bonus plan or are eligible to receive business incentives.
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

Item 1A.Risk Factors.
Investing in our common stock involves various risks, many of which are specific to our business. The discussion below addresses the material risks and uncertainties, of which we are currently aware, that could have a material adverse effect on our business, results of operations, and financial condition. Other risks that we do not know about now, or that we do not currently believe are material, could negatively impact our business or the trading price of our securities. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. See additional discussions about credit, interest rate, market, and litigation risks in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Market and Economic Risks
Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, US government debt default or shutdown, the imposition of tariffs on trade, natural disasters, the emergence of widespread health emergencies or pandemics (including the COVID-19 pandemic), terrorist attacks, acts of war (including the military conflict between Russia and Ukraine), or a combination of these or other factors.
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
•an impairment of certain intangible assets such as goodwill; and
•an increase in competition resulting from increasing consolidation within the financial services industry; and
•an increase in borrowing costs in excess of changes in the rate at which we reinvest funds.
In the U.S. financial services industry, the soundness of financial institutions is closely interrelated because of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.
It is possible that the business environment in the U.S. will continue to be challenging or experience recession or additional volatility in the future. There can be no assurance that such conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, results of operations, and financial condition.
Changes in interest rates and increased rate competition could adversely affect our profitability, business, and prospects.
Most of our assets and liabilities reprice with changes in interest rates, which subjects us to significant risks from changes in interest rates and can impact our net interest income, mortgage banking revenues, the valuation of our assets and liabilities, and our ability to effectively manage our interest rate risk.
We derive a significant amount of our revenue from net interest income and, therefore, our net income depends heavily on our net interest margin. Net interest margin is the difference between the interest we receive on loans, securities, and other earning assets and the interest we pay on interest-bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, the slope of the interest rate curve, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. In a rising rate environment, the rate of interest we pay on our interest-bearing deposits, borrowings, and other liabilities may increase more quickly than the rate of interest we receive on loans, securities, and other earning assets, which could adversely impact our net interest income and earnings. Interest rates rose during 2022 and may continue to rise during 2023. As a result, we have experienced certain of the rising rate environment effects described herein. If interest rates continue to increase, our business, financial condition and results of operations may be materially and adversely affected.
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
Loan volumes are also affected by market interest rates on loans. Lower interest rates are usually associated with higher loan originations, but also result in higher loan refinancings which can result in lower average loan yields and the loss of future net servicing revenues on residential loans with an associated write-down of MSRs. In contrast, in rising interest rate environments, loan repayment rates generally decline and result in a lower volume of loan originations. In addition to the impact on our lending business, a decrease in loan originations would adversely affect the volume of loans available for purchase by our mortgage warehouse lending platform.
In addition to the potential effects on net interest margin and loan volumes, an increase in the general level of interest rates affected the ability of certain borrowers to pay interest and principal on their obligations and reduced the amount of non-interest income we can earn due to potentially lower levels of banking business conducted generally as well lower levels of servicing, gain on sale, and other revenues generated through our residential mortgage business.
Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI.
We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in either earnings or AOCI each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including credit spreads, interest rate volatility, liquidity, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting may cause our earnings and AOCI to be more volatile than would be suggested by our underlying performance.
Due to the inherent risk associated with accounting estimates, our ACL may be insufficient, which could require us to raise additional capital or otherwise adversely affect our financial condition and results of operations.
Credit losses are an inherent risk in the business of making loans. Management makes various assumptions and judgments about the collectability of our loan portfolio and maintains an ACL deemed to cover expected losses over the life of the loan portfolio. The measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, loan underwriting policies, historical loan loss experience, and reasonable and supportable forecasts. In addition, with the exception of residential loans, we individually evaluate all loans identified as problem loans with a total commitment of $1.0 million or more, and establish an allowance based upon our estimation of the potential loss associated with those problem loans. Additions to the ACL recorded through our provision for credit losses decrease our net income. If management’s assumptions and judgments are incorrect or if economic conditions worsen compared to forecast, our actual credit losses may exceed our ACL.
At December 31, 2022, our ACL on funded loans and loss contingency on unfunded loan commitments and letters of credit totals $309.7 million and $47.0 million, respectively. Deterioration in the real estate market or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan loss provisions and increases in our ACL. In addition, we may be required to record additional loan provisions or increase our ACL based on new information regarding existing loans, input from regulators in connection with their review of our loan portfolio, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, changes in economic outlook, and other factors, both within and outside of our management’s control. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
Any increases in the provision or ACL would decrease our net income and capital, and may have a material adverse effect on our financial condition and results of operations. If actual credit losses materially exceed our ACL, we may be required to raise additional capital, which may not be available to us on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could materially and adversely affect our financial condition, results of operations, and capital.

The markets in which we operate are subject to the risk of both natural and man-made disasters.
Many of the real and personal properties securing our loans are located in California and more generally in the southwestern portion of the United States. Much of California experiences wildfires from time to time that cause significant damage throughout the state. While these wildfires have not significantly damaged our own properties, it is possible that our borrowers may experience losses in the future, which may materially impair their ability to meet the terms of their obligations. California and the southwestern United States are also prone to other natural disasters, including, but not limited to, drought, earthquakes, flooding, and mudslides. In recent years, drought and decreased snowfall in the Rocky Mountains has led to decreased water flow in the Colorado River, from which many areas in the southwest obtain water, including certain of our markets. Persistence of such conditions or additional significant natural or man-made disasters in the state of California or in our other markets could lead to damage or injury to our own properties and/or employees, declines in population in our markets, and increased risk that our borrowers may experience losses or sustained job interruption, which may materially impair their ability to maintain deposits or meet the terms of their loan obligations. Therefore, additional natural disasters, a man-made disaster or a catastrophic event, persistence of detrimental environmental conditions, or a combination of these or other factors, in any of our markets could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Climate change or societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers and vendors.
The lack of empirical data surrounding the credit and other financial risks posed by climate change makes it impossible to predict the specific impact climate change may have on our financial condition and results of operations; however, the physical effects of climate change may also impact us. In addition to the risk of more frequent and/or severe natural disasters, climate change can result in longer term shifts in climate patterns such as extreme heat, sea level rise, declining fresh water resources, and more frequent and prolonged drought. The effects of climate change may have a significant effect in our geographic markets, and could disrupt our operations, the operations of our customers or third parties on which we rely, or supply chains generally. These disruptions, including increased regulation and compliance cost for our customers and changes in consumer behaviors, could result in declines in the economic conditions in geographic markets or industries in which our customers operate and impact their ability to repay loans or maintain deposits and could affect the value of real estate and other assets that serve as collateral for loans.
Bank regulators have increasingly viewed financial institutions as playing an important role in helping to address climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities. We may also become subject to new or heightened regulatory requirements related to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. New or increased regulations, including potential additional climate-related disclosure requirements, could result in increased compliance costs or capital requirements. Changes in regulations and customer preferences and behaviors could negatively affect our growth or force us to alter our business strategies, including whether and on what terms and conditions we will engage in certain activities or offer certain products or services and which growth industries and customers we pursue. Additionally, our reputation and customer relationships may be damaged due to our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to ESG practices may impose additional costs on the Company or expose it to new or additional risks.
As a regulated financial institution and a publicly traded company, we are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the workforce, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain customers and business partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory or voluntary reporting, diligence, and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

The COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our financial condition and results of operations.
Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency caused significant disruption in the United States and international economies and financial markets and continues to cause illness, quarantines, reduced attendance at events and reduced travel, reduced commercial and financial activity, and overall economic and financial market instability.
While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, including as a result of the emergence of new strains of the virus. Any worsening of the pandemic and its effects on the economy could further impact our business, our provision and ACL, and the value of certain assets that we carry on our balance sheet, such as goodwill. Our customers, business partners, and third-party providers, including those who perform critical services for our business, may also be adversely affected.
Credit Risks
We are highly dependent on real estate and events that negatively impact the real estate market will hurt our business and earnings.
A significant portion of our business is located in areas in which economic growth is largely dependent on the real estate market, and a large part of our loan portfolio is secured by or otherwise dependent on real estate. The market for real estate is cyclical and a significant change in the real estate market that resulted in deterioration in the value of collateral or rental or occupancy rates could adversely affect borrowers’ ability to repay loans. Changes in the real estate market could also affect the value of foreclosed assets. A decline in real estate activity would likely cause a decline in asset and deposit growth and negatively impact our earnings and financial condition.
Our loan portfolio contains concentrations in certain business lines or product types that have unique risk characteristics and may expose us to increased lending risks.
Our loan portfolio consists primarily of commercial and industrial, residential mortgage, and CRE loans, which contain material concentrations in certain business lines or product types, such as mortgage warehouse, real estate, corporate finance, as well as in specific business sectors such as technology and innovation. These loan concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to a single borrower or group of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship may adversely affect us. In addition, based on the nature of lending to these specialty markets, repayment of loans may be dependent upon borrowers receiving additional equity financing or, in some cases, a successful sale to a third party, public offering, or other form of liquidity event.
Our commercial and industrial, CRE, and construction and land development loans, are also largely concentrated in selected markets in Arizona, California, and Nevada. As a result of this geographic concentration, deterioration in economic conditions in these markets could result in an increase in loan delinquencies and charge-offs, an increase in problem assets and foreclosures, a decrease in the demand for our products and services or a decrease in the value of real estate and other collateral for loans. Unforeseen adverse events, changes in economic conditions, and changes in regulatory policy affecting borrowers’ industries or markets could have a material adverse impact on our financial condition and results of operations.
Our credit linked notes do not ensure full protection against credit losses, and as such we could still incur significant credit losses on loans for which risk of loss has been transferred pursuant to these transactions.
We have entered into transactions to mitigate exposure to losses on our loan portfolio. These transactions are structured as credit linked notes, which transfer the risk of first losses on covered loans to these note holders. These notes have an aggregate principal amount of $1.0 billion on a $12.0 billion reference pool of warehouse and equity fund resource loans and residential mortgages. Pursuant to these arrangements, in the event of borrower default, the principal balance of the notes will be reduced by the amount of the loss, up to the amount of the aggregate principal of the notes. However, all residual risk over and above the first loss position is retained by us. While current estimates of future credit losses are below the first loss position, no assurances can be given that these losses will not exceed the first loss position and, if credit losses were to exceed the first loss position, our financial condition and results of operations could be adversely effected. We may enter into more such transactions in the future.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.
Approximately 60% of our loan portfolio at December 31, 2022 was secured by real estate. In the course of our business, we may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect our business and prospects.
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
In particular, we have experienced intense price and terms competition in some of the lending lines of business and deposits in recent years. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size and brand recognition, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than us. In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.
The banking business in our primary market areas are very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results. In particular, our predominate source of revenue is net interest income. Therefore, if we are unable to compete effectively, including sustaining loan and deposit growth at our historical levels, our business and results of operations may be adversely affected.
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
We continually evaluate expansion through acquisitions of banks and other financial assets and businesses. Like previous acquisitions by us such as the acquisition of AmeriHome in 2021 and DST in 2022, any future acquisitions will be accompanied by risks commonly encountered in such transactions, including, among other things:
•time and expense incurred while identifying, evaluating and negotiating potential acquisitions and transactions;
•difficulty in accurately estimating the value of target companies or assets and in evaluating their credit, operations, management, and market risks;
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
We are pursuing digital payments initiatives, including our 2022 acquisition of DST, a digital payments platform for the class action legal industry, and implementation of a fully integrated digital banking platform for our customers, including a digital token powered by the TassatPay platform. The digital payments products and services we offer may use or rely on blockchain-based technologies or assets. Use of blockchain-based technologies in payments are a relatively new and unproven technology, and the laws and regulations surrounding them are uncertain and evolving. Blockchain and digital payment technology has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. Any changes in such laws and regulations applicable to, or scrutiny directed at, our products and services may impede or delay the offering of digital payments solutions, increase our operating costs, require significant management time and attention, or otherwise harm our business or results of operations.
In addition, market acceptance of digital payments products and services is subject to significant uncertainty. As such, there can be no assurance that digital payments products and services we offer and the technologies we have chosen to implement will be accepted and desired by customers. We do not have significant prior experience with blockchain-based technology, which may adversely affect our ability to successfully integrate and market such digital payments products and services. We also will continue to incur increased costs in connection with these efforts, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.
Our success is dependent upon our ability to recruit and retain qualified employees, including members of our leadership and management teams.
Our business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified employees in leadership and administrative support roles, and experienced bankers with expertise in certain specialty areas or that have long-standing relationships in their communities or markets, including with respect to our business-to-business mortgage platform. These professionals bring with them valuable knowledge, specialized skills and expertise, customer relationships and in some cases extensive ties within markets upon which our competitive strategy is based, and have been an integral part of our ability to attract deposits and to expand our market share. We have not entered into employment agreements with most of our employees and competition for talent in our industry is intense. The labor market is currently challenging, with employee turnover at an all-time high and increased wage pressure. In addition, the transition to an increased remote work environment, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. We incentivize employee retention through our equity incentive plans; however, we cannot guarantee the effectiveness of our equity incentive plans in retaining these key employees and executives. Were we to lose key employees, we may not be able to replace them with equally qualified persons who bring the same skills and knowledge of and ties to the communities and markets within which we operate. If we are unable to retain qualified employees or hire new qualified employees to keep up with or outpace employee turnover, we may not be able to successfully execute our business strategy or may incur additional costs to achieve our objectives.
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
Capital and Liquidity Risks
We are subject to capital adequacy standards and liquidity rules, and a failure to meet these standards could adversely affect our financial condition.
WAL and WAB are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying executive bonuses or dividends and repurchasing or redeeming capital securities. At December 31, 2022, our CET1 ratio was 9.3%. While this ratio is above the well-capitalized regulatory ratio threshold of 6.5%, it is still below our targeted capital level. As we continue to focus on building our capital ratios, we may need to issue additional equity capital or reduce the pace at which we are growing in order to increase our CET1 and other capital ratios.
If we lose a significant portion of our core deposits or a significant deposit relationship, or our cost of funding deposits increases significantly, our liquidity and/or profitability would be adversely impacted.
Our success depends on our ability to maintain sufficient liquidity to fund our current obligations and support loan growth and, specifically, to attract and retain a stable base of relatively low-cost deposits. The competition for these deposits in our markets is strong and customers may demand higher interest rates on their deposits or seek other investments offering higher rates of return. Additionally, we may accept brokered deposits, which may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. We offer reciprocal deposit products through third party networks to customers seeking federal insurance for deposit amounts that exceed the applicable deposit insurance limit at a single institution. We also from time to time offer other credit enhancements to depositors, such as FHLB letters of credit and, for certain deposits of public monies, pledges of collateral in the form of readily marketable securities. Any event or circumstance that interferes with or limits our ability to offer these products to customers that require greater security for their deposits, such as a significant regulatory enforcement action or a significant decline in capital levels at our bank subsidiary, could negatively impact our ability to attract and retain deposits. If we were to lose a significant deposit relationship or a significant portion of our low-cost deposits, we would be required to borrow from other sources at higher rates and our liquidity and profitability would be adversely impacted.
We may be required to repurchase mortgage loans or indemnify investors under certain circumstances.
A substantial portion of our mortgage banking operations involves the sale of loans to third parties, including through securitization. When loans are sold or securitized, we make customary representations and warranties about such loans to the loan purchaser or through documents governing our securitized loan pools. If a mortgage loan does not comply with the representations and warranties made with respect to it at the time of its sale, we could be required to repurchase the loan, replace it with a substitute loan and/or indemnify secondary market purchasers or investors for losses, and may not have recourse to the correspondent seller that sold the mortgage loans and breached similar or other representations and warranties. Significant indemnification or repurchase activity on securitized or sold loans without offsetting recourse to a counterparty from which the loan was purchased could have a material adverse effect on our financial condition and results of operations.

We utilize borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2022, we have $4.3 billion of borrowings from the FHLB of San Francisco and no borrowings from the FRB. We utilize borrowings from the FHLB of San Francisco and the FRB to satisfy short-term liquidity needs. Our borrowing capacity is generally dependent on the value of our collateral pledged to these entities. These lenders could reduce our borrowing capacity or eliminate certain types of collateral and could otherwise modify or terminate their loan programs. Any change to or termination of these programs could have an adverse effect on our liquidity and profitability.
A change in our creditworthiness could increase our cost of funding or adversely affect our liquidity.
Market participants regularly evaluate our creditworthiness and the creditworthiness of our long-term debt based on a number of factors, some of which are not entirely within our control, including our financial strength and conditions within the financial services industry generally. There can be no assurance that our perceived creditworthiness will remain the same. Changes could adversely affect the cost and other terms upon which we are able to obtain funding and our access to the capital markets, and could increase our cost of capital. Likewise, any loss of or decline in the credit rating assigned to us could impair our ability to attract deposits or to obtain other funding sources, or increase our cost of funding.
Operational and Technological Risks
A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information. Moreover, a portion of our employees work remotely at least some of the time. Although we take numerous protective measures to maintain the confidentiality, integrity, and security of our customers’ information across all geographies and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software, and networks and those of our customers and third-party vendors may be vulnerable to unauthorized payments and account access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses to us and/or our customers. These threats may originate externally from increasingly sophisticated third parties, including foreign governments, organized criminal groups, and other hackers, or from outsourced or infrastructure-support providers and application developers, or the threats may originate from within our organization.
We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure. In addition, we may be at risk of an operational failure with respect to our customers’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of many of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We maintain insurance policies that we believe provide reasonable coverage for an institution of our size and scope with similar technological systems. However, we cannot assure that these policies will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, or penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing an attack.
We rely on third parties to provide key components of our business infrastructure.
We rely on third parties to provide key components for our business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we have a robust due diligence process in place to select third-party vendors, we do not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance by a vendor could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also impact our operations if those difficulties interfere with their ability to serve us. Replacing third-party vendors could create significant delays and expense and there is no guarantee that such replacement vendors will be available at comparable rates, on similar terms, or in a timely manner, if at all. Any of these things could adversely affect our business and financial performance.
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
Our controls and processes, our reporting systems and procedures, and our operational infrastructure may not be able to keep pace with our growth, which could cause us to experience compliance and operational problems, to lose customers, or incur additional expenditures, any one of which could adversely affect our financial results.
Our future success will depend on the ability of officers and other key employees to effectively implement solutions designed to continually enhance operational, credit, financial, management and other internal risk controls and processes, as well as improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. We may not successfully implement such changes or improvements in an efficient or timely manner, or we may discover deficiencies in our existing systems and controls that adversely affect our ability to support and grow our existing businesses and client relationships, and could require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to maintain and implement improvements to our controls, processes, and reporting systems and procedures, we may lose customers, experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
The replacement of LIBOR may adversely affect our business.
LIBOR and certain other interest rate benchmarks are the subject of national, international and other regulatory guidance and reform. Effective January 1, 2022, the administrator of the LIBOR ceased the publication of one-week and two-month US dollar LIBOR and will cease the publications of the remaining tenors of US dollar LIBOR (one, three, six, and 12-month) immediately after June 30, 2023.
The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, the transition could:
•adversely affect the interest rates received or paid on the value of our LIBOR-based assets and liabilities compared to the rate received or paid based on the alternative benchmark rates;
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
The transition away from LIBOR to an alternative reference rate or rates has required the transition to or development of appropriate systems, models and analytics to effectively transition our risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate. Accordingly, management’s LIBOR transition team is actively working on the LIBOR transition project. During the second half of 2021, we began offering three alternative rate indices (including Ameribor, SOFR, and BSBY) on our lending products, with Ameribor as our preferred rate index and, as of December 31, 2021, we are no longer originating new loans using any LIBOR index. Despite these efforts, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, investment and trading securities portfolios, and business, is uncertain and could have a material adverse impact on our profitability.

Our risk management practices may prove to be inadequate or ineffective.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor, and manage the types of risk to which we are subject, including, but not limited to credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and reputational risk. A BOD level risk committee approves and reviews our key risk management policies and oversees operation of our risk management framework. Although we have devoted significant resources to developing our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, may be ineffective. In addition, as regulations and the markets in which we operate continue to evolve, our risk management framework may not keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate significant or material risks, we could suffer unexpected losses or other material adverse impacts. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, or are subject to ineffective governance, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified, or mitigated.
Our internal controls and procedures may fail or be circumvented and the accuracy of judgments and estimates about financial and accounting matters may impact operating results and financial condition.
Our management regularly reviews and updates internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of controls and procedures, or failure to comply with regulations related to controls and procedures, could result in materially inaccurate reported financial statements and/or have a material adverse effect on our business, results of operations, and financial condition. Similarly, our management makes certain estimates and judgments in preparing financial statements. The quality and accuracy of those estimates and judgments will impact operating results and financial condition.
If we are unable to understand and adapt to technological change and implement new technology-driven products and services, our business could be adversely affected.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. We expect that new technologies will continue to emerge and may be superior to or render obsolete the technologies currently used in our products and services. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Legal and Compliance Risks
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, require monitoring and reporting of suspicious activity and of customers who are perceived to present a heightened risk of money laundering or other illegal activity, limit the dividends or distributions that WAB can pay to WAL or that we can pay to our stockholders, restrict the ability of affiliates to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and result in greater or earlier charges to earnings or reductions in our capital than does GAAP, among other things. Our mortgage warehouse lending operations subject us to regulations that have grown in complexity in recent years and may continue to do so as the government continues to prioritize consumer protection measures. Our mortgage warehouse lending operations are subject to federal, state and local laws, regulations and judicial and administrative decisions, including those designed to discourage predatory lending and regulate collections and servicing practices with respect to mortgage loans.

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
We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Changes in tax laws, changes in interpretations, guidance or regulations that may be promulgated, or challenges to judgments or actions that we may take with respect to tax laws could negatively impact our current and future financial performance. In August 2022, the IRA was signed into law. The IRA, among other provisions, imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion and a 1% excise tax on corporate stock repurchases after December 31, 2022. We are currently assessing the potential impact of these legislative changes and will continue to evaluate the overall impact of other current, future and proposed regulations and interpretive guidance from tax authorities on our effective tax rate and consolidated balance sheets.
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
•actual or anticipated changes in the political climate or public policy;
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
•changes in national and global financial markets and economies and general market conditions, such as interest or foreign exchange rates, inflation, stock, commodity or real estate valuations or volatility and other global, geopolitical, regulatory or judicial events that effect the financial markets and economy including pandemics, terrorism and war, including the military conflict between Russia and the Ukraine; and
•our past and future dividend and share repurchase practices.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock or depositary shares representing preferred stock.
We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We also grant a significant number of shares of common stock to employees and directors under our Incentive Plan each year. The issuance of any additional shares of our common stock, depositary shares, or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to stockholders of our common stock. Holders of our common stock, depositary shares, and preferred stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series. Because our decision to issue securities in the future will depend on market conditions, our acquisition activity, and other factors, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
There can be no assurance that we will continue to declare cash dividends or repurchase stock as we have in the past.
We have paid regular quarterly dividends on our common stock since the third quarter of 2019, subject to quarterly declarations by the BOD, and also have paid dividends on our depositary shares representing our preferred stock since the issuance of such securities in the third quarter of 2021. We have previously adopted common stock repurchase programs, pursuant to which we have repurchased shares of our outstanding common stock, the most recent of which expired in December 2020.

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
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. We may also borrow money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2022, we had outstanding subordinated debt, senior secured and unsecured debt, and short-term borrowings. In addition, AmeriHome has outstanding senior notes that were issued prior to the acquisition. We also have outstanding depositary shares representing Series A preferred stock, which is senior to our common stock. All of these securities or borrowings have priority over our common stock in a liquidation, which could affect the market price of our stock.
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
Item 1B.Unresolved Staff Comments.
None.
Item 2.Properties.
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 36 domestic branch locations, which include six executive and administrative offices, of which 20 of these locations are owned and 16 are leased. The Company also has several loan production and other offices across the United States. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada. See "Item 1. Business” in this Form 10-K for location cities. For information regarding rental payments, see "Note 7. Premises and Equipment" in Item 8 included in this Form 10-K.
Item 3.Legal Proceedings.
There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject. There are no material proceedings known to the Company to be contemplated by any governmental authority. See "Note 18. Commitments and Contingencies" in Item 8 included in this Form 10-K for additional information. From time to time, the Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters in the future.
Item 4.Mine Safety Disclosures.
Not applicable.

PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2022 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At February 17, 2023, there were approximately 1,870 stockholders of record of our common stock. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
During the fourth quarter of 2022, the Company's BOD approved a cash dividend of $0.36 per common share. The dividend payment to shareholders totaled $39.2 million and was paid on December 2, 2022. In addition, the Company paid a cash dividend of $0.27 per depository share to preferred shareholders on December 30, 2022, totaling $3.2 million.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
October 2022	1,436	$66.56	—	$—
November 2022	—	—	—	—
December 2022	101	65.64	—	—
Total	1,537	$66.50	—	$—

(1)    Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company does not currently have a common stock repurchase program.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2017 and reinvestment of dividends.

Total Return Performance
Equivalent Value
250
200
150
100
50
Dec '17
Dec '18
Dec '19
Dec '20
Dec '21
Dec '22
Western Alliance
S&P 500 Index
KBW Regional Banking Index

Item 6.[Reserved].

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide insight on the financial condition and results of operations of Western Alliance Bancorporation and its subsidiaries and should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Certain risks, uncertainties, and other factors, including, but not limited to, those set forth under “Forward-Looking Statements” at the beginning of Part I of this Form 10-K and those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," may cause actual results to differ materially from those projected in the forward-looking statements.
For a comparison of the 2021 results to the 2020 results and other 2020 information not included herein, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including 24/7 funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome, and has added to its capabilities with the acquisition of DST on January 25, 2022, which provides digital payment services for the class action legal industry.
Acquisition of Digital Disbursements
On January 25, 2022, the Company completed its acquisition of DST, doing business as Digital Disbursements, a digital payments platform for the class action legal industry. DST's proprietary platform enables claimants to select their payment method, including direct-to-bank account options and popular digital wallets. This provides the Company with the internal capability to significantly increase efficacy, reduce distribution costs and improve potential fraud detection for the legal class action market. The acquisition is expected to grow the Company's deposit base and continue to extend the suite of legal banking services offered while serving adjacent sectors that will benefit from digital payments technology.
2022 Financial Highlights
•Net income available to common stockholders of $1.0 billion for 2022, an increase from $895.7 million for 2021
•Diluted earnings per share of $9.70 for 2022, an increase from $8.67 per share for 2021
•Net revenue of $2.5 billion, constituting year-over-year growth of 30.1%, or $587.9 million, compared to an increase in non-interest expenses of 35.9%, or $305.3 million
•PPNR1 increased $282.6 million to $1.4 billion, compared to $1.1 billion in 2021
•Effective tax rate of 19.7% for 2022, compared to 19.9% for 2021
•Total loans HFI of $51.9 billion, up $12.8 billion from December 31, 2021
•Total deposits of $53.6 billion, up $6.0 billion from December 31, 2021
•Stockholders' equity of $5.4 billion, an increase of $393 million from December 31, 2021
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.14% of total assets, from 0.15% at December 31, 2021
•Net loan charge-offs to average loans outstanding of approximately 0.00% for 2022, compared to 0.02% for 2021
•Net interest margin of 3.67% in 2022, increased from 3.41% in 2021
•Return on average assets of 1.62% for 2022, compared to 1.83% for 2021
•Tangible common equity ratio1 of 6.5%, compared to 7.3% at December 31, 2021
•Tangible book value per share, net of tax1, of $40.25, an increase of 6.4% from $37.84 at December 31, 2021
•Efficiency ratio1 of 44.9% in 2022, compared to 42.9% in 2021
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2022.
1 See Non-GAAP Financial Measures section beginning on page 34.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2022	2021	2020
	(dollars in millions, except per share amounts)
Net income	$1,057.3	$899.2	$506.6
Net income available to common stockholders	1,044.5	895.7	506.6
Earnings per share - basic	9.74	8.72	5.06
Earnings per share - diluted	9.70	8.67	5.04
Return on average assets	1.62%	1.83%	1.61%
Return on average equity	20.7	22.3	16.1
Return on average tangible common equity (1)	25.4	26.2	17.7
Net interest margin	3.67	3.41	3.97
(1) See Non-GAAP Financial Measures section beginning on page 34.

	December 31,
	2022	2021
	(in millions)
Total assets	$67,734	$55,983
Loans HFS	1,184	5,635
Loans HFI, net of deferred loan fees and costs	51,862	39,075
Investment securities	8,541	7,454
Total deposits	53,644	47,612
Other borrowings	6,299	1,502
Qualifying debt	893	896
Stockholders' equity	5,356	4,963
Tangible common equity, net of tax[1]	4,383	4,035
(1) See Non-GAAP Financial Measures section beginning on page 34.
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes the Company's key asset quality metrics for loans HFI:

	At or for the Year Ended December 31,
	2022	2021	2020
	(dollars in millions)
Nonaccrual loans	$85	$73	$115
Repossessed assets	11	12	1
Non-performing assets	98	87	150
Nonaccrual loans to funded loans	0.16%	0.19%	0.43%
Nonaccrual and repossessed assets to total assets	0.14	0.15	0.32
Allowance for loan losses to funded loans	0.60	0.65	1.03
Allowance for credit losses to funded loans	0.69	0.74	1.17
Allowance for loan losses to nonaccrual loans	364	348	242
Allowance for credit losses to nonaccrual loans	419	400	274
Net charge-offs to average loans outstanding	0.00	0.02	0.06

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $67.7 billion at December 31, 2022 from $56.0 billion at December 31, 2021. The increase in total assets of $11.7 billion, or 20.9%, was driven by continued organic loan and deposit growth. loans HFI increased by $12.8 billion, or 32.7%, to $51.9 billion as of December 31, 2022, compared to $39.1 billion as of December 31, 2021. The increase in loans HFI from December 31, 2021 was driven by increases of $6.6 billion in residential real estate (including EBO loans transferred from HFS to HFI in 2022 with a $1.9 billion balance at December 31, 2022), $2.8 billion in CRE, non-owner occupied, $2.4 billion in commercial and industrial, and $990 million in construction and land development loans. This increase in loans HFI was partially offset by a decrease in loans HFS of $4.5 billion from $5.6 billion as of December 31, 2021. The decrease in loans HFS was attributable to sales, a decline in production volumes, and transfer of the remaining EBO loan balance to HFI during the year ended December 31, 2022.
Total deposits increased $6.0 billion, or 12.7%, to $53.6 billion as of December 31, 2022 from $47.6 billion as of December 31, 2021. The increase in deposits from December 31, 2021 was driven by increases of $3.0 billion in certificates of deposits, $2.6 billion of interest bearing demand deposits, and $2.1 billion in savings and money market accounts, partially offset by a decrease of $1.7 billion in non-interest bearing demand deposits.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$2,691.8	$1,658.7	$1,033.1
Interest expense	475.5	109.9	365.6
Net interest income	2,216.3	1,548.8	667.5
Provision for (recovery of) credit losses	68.1	(21.4)	89.5
Net interest income after provision for (recovery of) credit losses	2,148.2	1,570.2	578.0
Non-interest income	324.6	404.2	(79.6)
Non-interest expense	1,156.7	851.4	305.3
Income before provision for income taxes	1,316.1	1,123.0	193.1
Income tax expense	258.8	223.8	35.0
Net income	1,057.3	899.2	158.1
Dividends on preferred stock	12.8	3.5	9.3
Net income available to common stockholders	$1,044.5	$895.7	$148.8
Earnings per share:
Basic	$9.74	$8.72	$1.02
Diluted	$9.70	$8.67	$1.03

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
The following table shows the components used in the calculation of PPNR:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net interest income	$2,216.3	$1,548.8	$1,166.9
Total non-interest income	324.6	404.2	70.8
Net revenue	$2,540.9	$1,953.0	$1,237.7
Total non-interest expense	1,156.7	851.4	491.6
Pre-provision net revenue	$1,384.2	$1,101.6	$746.1
Less:
Provision for (recovery of) credit losses	68.1	(21.4)	123.6
Income tax expense	258.8	223.8	115.9
Net income	$1,057.3	$899.2	$506.6
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2022	2021	2020
	(dollars in millions)
Total non-interest expense	$1,156.7	$851.4	$491.6
Divided by:
Total net interest income	2,216.3	1,548.8	1,166.9
Plus:
Tax equivalent interest adjustment	33.7	33.3	28.4
Total non-interest income	324.6	404.2	70.8
	$2,574.6	$1,986.3	$1,266.1
Efficiency ratio - tax equivalent basis	44.9%	42.9%	38.8%

Tangible Common Equity and Return on Average Tangible Common Equity
The following tables present financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity less goodwill and intangible assets and preferred stock. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses.

	December 31,
	2022	2021
	(dollars and shares in millions)
Total stockholders' equity	$5,356	$4,963
Less:
Goodwill and intangible assets	680	635
Preferred stock	295	295
Total tangible common stockholders' equity	4,381	4,033
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$4,383	$4,035

Total assets	$67,734	$55,983
Less: goodwill and intangible assets, net	680	635
Tangible assets	67,054	55,348
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$67,056	$55,350

Tangible common equity ratio	6.5%	7.3%
Common shares outstanding	108.9	106.6
Book value per common share	$46.47	$43.78
Tangible book value per common share, net of tax	40.25	37.84

	December 31,
	2022	2021	2020
	(dollars in millions)
Net income available to common shareholders	$1,044.5	$895.7	$506.6
Divided by:
Average stockholders' equity	5,099.0	4,033.8	3,151.8
Less:
Average goodwill and intangible assets	(688.0)	(528.6)	(297.6)
Average preferred stock	(294.5)	(81.5)	—
Average tangible common equity	$4,116.5	$3,423.7	$2,854.2
Average accumulated other comprehensive loss (income)	407.5	(56.9)	(63.8)
Average tangible common equity, excluding AOCI	$4,524.0	$3,366.8	$2,790.4
Return on average tangible common equity	25.4%	26.2%	17.7%
Return on average tangible common equity, excluding AOCI	23.1	26.6	18.2

Regulatory Capital
The following table presents certain financial measures related to regulatory capital under Basel III, which includes CET 1 and total capital. The FRB and other banking regulators use CET1 and total capital as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. Specifically, the total capital ratio takes into consideration the risk levels of assets and off-balance sheet financial instruments. In addition, management believes that the classified assets to CET1 plus allowance measure is an important regulatory metric for assessing asset quality.
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. Beginning in 2022, capital ratios and amounts include a 25% reduction to the capital benefit that resulted from the increased ACL related to the adoption of ASC 326.

	December 31,
	2022	2021
	(dollars in millions)
Common equity tier 1:
Common equity	$5,097	$4,715
Less:
Non-qualifying goodwill and intangibles	672	631
Disallowed deferred tax asset	12	—
AOCI related adjustments	(664)	16
Unrealized gain on changes in fair value liabilities	4	—
Common equity tier 1	$5,073	$4,068
Divided by: Risk-weighted assets	$54,461	$44,697
Common equity tier 1 ratio	9.3%	9.1%

Common equity tier 1	$5,073	$4,068
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$5,449	$4,444
Divided by: Tangible average assets	$69,814	$56,973
Tier 1 leverage ratio	7.8%	7.8%

Total capital:
Tier 1 capital	$5,449	$4,444
Plus:
Subordinated debt	817	815
Adjusted allowances for credit losses	320	240
Tier 2 capital	$1,137	$1,055

Total capital	$6,586	$5,499
Total capital ratio	12.1%	12.3%

Classified assets to tier 1 capital plus allowance:
Classified assets	$393	$301
Divided by: Tier 1 capital	5,449	4,444
Plus: Adjusted allowances for credit losses	320	240
Total Tier 1 capital plus adjusted allowances for credit losses	$5,769	$4,684
Classified assets to tier 1 capital plus allowance	6.8%	6.4%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2022			2021
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$4,364	$180.3	4.13%	$5,476	$174.4	3.18%
Loans HFI:
Commercial and industrial	20,083	1,002.8	5.05	14,979	624.8	4.26
CRE - non-owner occupied	7,769	416.4	5.37	5,829	271.3	4.67
CRE - owner occupied	1,841	93.2	5.16	2,030	97.7	4.92
Construction and land development	3,426	229.1	6.69	2,790	160.0	5.74
Residential real estate	13,771	468.5	3.40	5,129	158.9	3.10
Consumer	61	3.1	5.07	39	1.7	4.43
Total loans HFI (1), (2), (3)	46,951	2,213.1	4.74	30,796	1,314.4	4.32
Securities:
Securities - taxable	6,325	195.3	3.09	5,284	95.8	1.81
Securities - tax-exempt	2,067	77.3	4.68	2,137	68.9	4.05
Total securities (1)	8,392	272.6	3.48	7,421	164.7	2.46
Other	1,574	25.8	1.64	2,718	5.2	0.19
Total interest earning assets (4)	61,281	2,691.8	4.45	46,411	1,658.7	3.65
Non-interest earning assets
Cash and due from banks	260			293
Allowance for credit losses	(280)			(261)
Bank owned life insurance	180			178
Other assets	3,948			2,487
Total assets	$65,389			$49,108
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$8,331	$78.8	0.95%	$4,751	$5.9	0.13%
Savings and money market accounts	18,518	158.6	0.86	15,814	33.1	0.21
Certificates of deposit	2,772	39.0	1.40	1,850	8.5	0.46
Total interest-bearing deposits	29,621	276.4	0.93	22,415	47.5	0.21
Short-term borrowings	3,424	92.1	2.69	1,206	8.2	0.68
Long-term debt	1,008	72.0	7.14	373	21.1	5.65
Qualifying debt	893	35.0	3.92	827	33.1	4.00
Total interest-bearing liabilities	34,946	475.5	1.36	24,821	109.9	0.44
Interest cost of funding earning assets			0.78			0.24
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	24,133			19,416
Other liabilities	1,211			837
Stockholders’ equity	5,099			4,034
Total liabilities and stockholders' equity	$65,389			$49,108
Net interest income and margin (5)		$2,216.3	3.67%		$1,548.8	3.41%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $33.7 million and $33.3 million for the year ended December 31, 2022 and 2021, respectively.
(2)Included in the yield computation are net loan fees of $132.2 million and $131.7 million for the year ended December 31, 2022 and 2021, respectively.
(3)Includes non-accrual loans.
(4)Net yield on interest earning assets based on the balance at December 31, 2022 and 2021 was 3.56% and 2.96%, respectively.
(5)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Year Ended December 31,
	2022 versus 2021
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$(45.9)	$51.8	$5.9
Loans HFI:
Commercial and industrial	254.9	123.1	378.0
CRE - non-owner occupied	104.0	41.1	145.1
CRE - owner occupied	(9.6)	5.1	(4.5)
Construction and land development	42.5	26.6	69.1
Residential real estate	294.0	15.6	309.6
Consumer	1.1	0.3	1.4
Total loans HFI	686.9	211.8	898.7
Securities:
Securities - taxable	32.1	67.4	99.5
Securities - tax-exempt	(2.6)	11.0	8.4
Total securities	29.5	78.4	107.9
Other	(18.7)	39.3	20.6
Total interest income	651.8	381.3	1,033.1

Interest expense:
Interest-bearing transaction accounts	$33.9	$39.0	$72.9
Savings and money market accounts	23.2	102.3	125.5
Time certificates of deposit	13.0	17.5	30.5
Short-term borrowings	59.7	24.2	83.9
Long-term debt	45.3	5.6	50.9
Qualifying debt	2.6	(0.7)	1.9
Total interest expense	177.7	187.9	365.6

Net change	$474.1	$193.4	$667.5
(1)Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2022, interest income was $2.7 billion, an increase of $1.0 billion, or 62.3%, compared to $1.7 billion for the year ended December 31, 2021. This increase was primarily the result of a $898.7 million increase in interest income from loans HFI that was driven by a $16.2 billion increase in the average HFI loan balance for the year ended December 31, 2022 and to a lesser extent higher rates. Interest income from investment securities also increased by $107.9 million for the comparable period due to increased investment yields driven by a higher rate environment and investment securities mix as the Company held a higher proportion of variable rate securities in 2022 compared to 2021. Average yield on interest earning assets increased to 4.45% for the year ended December 31, 2022, compared to 3.65% for 2021, which was primarily the result of a higher rate environment.
For the year ended December 31, 2022, interest expense was $475.5 million, compared to $109.9 million for the year ended December 31, 2021. Interest expense on deposits increased $228.9 million for the same period due to increasing deposit rates, coupled with a $7.2 billion increase in average interest-bearing deposits. Interest expense across all debt types increased $136.7 million for the year ended December 31, 2022 compared to the same period in 2021 as a result of an increase of $2.9 billion in average total debt. The increase in average total debt during the year ended December 31, 2022 is attributable to increases in overnight borrowings and $579 million of credit linked notes issuances, net of issuance costs.
For the year ended December 31, 2022, net interest income was $2.2 billion, compared to $1.5 billion for the year ended December 31, 2021. The increase in net interest income reflects a $14.9 billion increase in average interest earning assets, partially offset by an increase of $10.1 billion in average interest-bearing liabilities. The increase in net interest margin of 26 basis points compared to 2021 is the result of an increase in average loan balances couple with higher loan and investment security yields due to a rising rate environment, partially offset by higher funding costs on deposits and borrowings during 2022.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the year ended December 31, 2022, the Company recorded a provision for credit losses of $68.1 million, which is primarily attributable to the Company's strong loan growth during the year and to a lesser extent, the current weakened economic outlook. For the year ended December 31, 2021, the Company recorded a recovery of credit losses of $21.4 million due to improvement in economic forecasts relative to 2020.
Non-interest Income
The following table presents a summary of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2022	2021
	(in millions)
Net loan servicing revenue (expense)	$130.9	$(16.3)	$147.2
Net gain on loan origination and sale activities	104.0	326.2	(222.2)
Service charges and fees	27.0	28.3	(1.3)
Commercial banking related income	21.5	17.4	4.1
Income from equity investments	17.8	22.1	(4.3)
Gain on recovery from credit guarantees	14.7	7.2	7.5
Gain on sales of investment securities	6.8	8.3	(1.5)
Fair value loss on assets measured at fair value, net	(28.6)	(1.3)	(27.3)
Other income	30.5	12.3	18.2
Total non-interest income	$324.6	$404.2	$(79.6)
Total non-interest income for the year ended December 31, 2022 compared to the same period in 2021 decreased by $79.6 million. The decrease in non-interest income was primarily driven by a decrease in net gain on loan origination and sale activities of $222.2 million as the rise in interest rates throughout 2022 impacted the Company's residential mortgage banking business, resulting in compressed margins, a decline in production volume, and reduced gains due to fair value changes. The rising rate environment also contributed to mark-to-market losses on the Company's equity securities, which was the primary driver of the $27.3 million increase to fair value loss on assets measured at fair value, net. These decreases were partially offset by an increase in net loan servicing revenue of $147.2 million from lower payoffs, gain on sales of MSRs, and higher servicing fees.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2022	2021
	(in millions)
Salaries and employee benefits	$539.5	$466.7	$72.8
Deposit costs	165.8	29.8	136.0
Legal, professional, and directors' fees	99.9	58.6	41.3
Data processing	83.0	58.2	24.8
Loan servicing expenses	55.5	53.5	2.0
Occupancy	55.5	43.8	11.7
Insurance	31.1	23.0	8.1
Loan acquisition and origination expenses	23.1	28.8	(5.7)
Business development and marketing	22.1	13.5	8.6
Net gain on sales and valuations of repossessed and other assets	(0.7)	(3.5)	2.8
Acquisition and restructure expenses	0.4	15.3	(14.9)
Loss on extinguishment of debt	—	5.9	(5.9)
Other expense	81.5	57.8	23.7
Total non-interest expense	$1,156.7	$851.4	$305.3
Total non-interest expense for the year ended December 31, 2022 increased $305.3 million compared to the same period in 2021. The increase in non-interest expense was primarily driven by increases in deposit costs, salaries and employee benefits, legal, professional, and directors' fees, and data processing costs. The increase in deposits costs of $136.0 million primarily relates to higher earnings credit rates as a result of the rising rate environment in 2022. Salaries and employee benefits increased $72.8 million due to an increase in headcount from the prior year to support the Company's continued growth, higher incentive compensation from loan and deposit growth during the year, and inclusion of a full year of compensation costs in 2022 for AmeriHome employees. The increase in legal, professional, and directors' fees of $41.3 million relates to an increase in project initiatives and consulting work to support ongoing implementations and the increase in data processing costs of $24.8 million was driven by an increase in software licensing costs.
Income Taxes
For the years ended December 31, 2022 and 2021, the Company's effective tax rate was 19.7% and 19.9%, respectively. There was not a significant change in the effective tax rate from 2021 to 2022.

Business Segment Results
The Company's reportable segments are aggregated with a focus on products and services offered and consist of three reportable segments:
•Commercial: provides commercial banking and treasury management products and services to small and middle-market businesses, specialized banking services to sophisticated commercial institutions and investors within niche industries, as well as financial services to the real estate industry.
•Consumer Related: offers consumer banking services, such as mortgage banking and commercial banking services to enterprises in consumer-related sectors and beginning on January 25, 2022, includes the financial results of DST.
•Corporate & Other: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
The following tables present selected operating segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
December 31, 2022	(in millions)
Loans HFI, net of deferred loan fees and costs	$51,862	$31,414	$20,448	$—
Deposits	53,644	29,494	18,492	5,658

December 31, 2021
Loans HFI, net of deferred loan fees and costs	$39,075	$25,092	$13,983	$—
Deposits	47,612	30,467	15,363	1,782

Year Ended December 31, 2022
Income (loss) before provision for income taxes	$1,316.1	$1,095.3	$450.1	$(229.3)

Year Ended December 31, 2021
Income (loss) before provision for income taxes	$1,123.0	$861.5	$496.1	$(234.6)
BALANCE SHEET ANALYSIS
Total assets increased to $67.7 billion at December 31, 2022 from $56.0 billion at December 31, 2021. The increase in total assets of $11.7 billion, or 20.9%, was driven by continued organic loan and deposit growth. Loans HFI increased by $12.8 billion, or 32.7%, to $51.9 billion as of December 31, 2022, compared to $39.1 billion as of December 31, 2021. The increase in loans HFI from December 31, 2021 was driven by increases in residential real estate loans of $6.6 billion (including EBO loans transferred from HFS to HFI in 2022 with a $1.9 billion balance at December 31, 2022), CRE, non-owner occupied loans of $2.8 billion, commercial and industrial loans of $2.4 billion, and construction and land development loans of $990 million. In addition, loans HFS decreased $4.5 billion, down from $5.6 billion as of December 31, 2021, related to sales, a decline in production volumes, and transfer of the remaining EBO loan balance to loans HFI during the year ended December 31, 2022.
Total liabilities increased $11.4 billion, or 22.3%, to $62.4 billion at December 31, 2022, compared to $51.0 billion at December 31, 2021. The increase in liabilities is due primarily to an increase in total deposits and borrowings. Total deposits increased $6.0 billion, or 12.7%, to $53.6 billion at December 31, 2022. The increase in deposits from December 31, 2021 was driven by increases in certificates of deposit of $3.0 billion, interest-bearing demand deposits of $2.6 billion, and savings and money market accounts of $2.1 billion, partially offset by a decrease in non-interest-bearing demand deposits of $1.7 billion. Other borrowings also increased $4.8 billion due to an increase in overnight borrowings and issuance of credit linked notes during the year.
Total stockholders’ equity increased by $393 million, or 7.9%, to $5.4 billion at December 31, 2022, compared to $5.0 billion at December 31, 2021. The increase in stockholders' equity is primarily a function of net income and net proceeds of $157.7 million from issuance of common stock during the year, offset by quarterly dividends to common and preferred shareholders and unrealized fair value losses on AFS securities recorded net of tax in other comprehensive income.

Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are debt securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value with unrealized gains or losses on these securities recorded in AOCI in stockholders’ equity, net of tax. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Trading securities are reported at fair value, with unrealized gains and losses on these securities included in current period earnings.
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and repurchase agreements, and to manage liquidity, capital, and interest rate risk.
The following table summarizes the carrying value of the Company's investment securities portfolio:

	December 31,		Increase (Decrease)
	2022	2021
	(in millions)
Debt securities
CLO	$2,706	$926	$1,780
Commercial MBS issued by GSEs	97	69	28
Corporate debt securities	390	383	7
Private label residential MBS	1,397	1,725	(328)
Residential MBS issued by GSEs	1,740	1,993	(253)
Tax-exempt	1,982	2,105	(123)
U.S. treasury securities	—	13	(13)
Other	69	82	(13)
Total debt securities	$8,381	$7,296	$1,085

Equity securities
Common stock	$3	$—	$3
CRA investments	49	45	4
Preferred stock	108	114	(6)
Total equity securities	$160	$159	$1
The carrying value of debt securities increased $1.1 billion, or 14.9%, from December 31, 2021. The increase in investment securities is largely attributable to purchases of CLOs, offset by paydowns and unrealized fair value losses. The Company continued to increase its investment in CLOs during 2022 as these variable rate securities generate yields that are higher than those for MBS and benefited from the rising rate environment. The Company's CLO portfolio consists of second or third credit tranche bonds of structured transactions, rated AA to A. The rates on these securities will convert to a SOFR index when LIBOR is discontinued in June 2023.

The weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below and tax-exempt obligations have not been tax-effected. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2022 are summarized in the table below:

	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in millions)
Held-to-maturity
Private label residential MBS (1)	$—	—%	$—	—%	$—	—%	$198	2.20%	$198	2.20%
Tax-exempt bonds	9	4.10	17	5.21	29	4.80	1,036	4.33	1,091	4.36
Total HTM securities	$9	4.10%	$17	5.21%	$29	4.80%	$1,234	3.99%	$1,289	4.03%

Available-for-sale
CLO	$—	—%	$—	—%	$817	6.13%	$1,979	6.03%	$2,796	6.06%
Commercial MBS issued by GSEs (1)	—	—	21	2.77	37	7.02	46	2.45	104	4.16
Corporate debt securities	—	—	157	4.28	267	3.78	5	3.70	429	3.97
Private label residential MBS (1)	—	—	—	—	31	4.37	1,411	2.49	1,442	2.53
Residential MBS issued by GSEs (1)	—	—	3	2.70	5	2.82	2,115	2.16	2,123	2.17
Tax-exempt	—	—	5	2.85	42	3.06	957	2.66	1,004	2.68
Other	1	2.00	8	2.65	10	5.06	56	4.84	75	4.59
Total AFS securities	$1	2.00%	$194	3.99%	$1,209	5.46%	$6,569	3.50%	$7,973	3.81%
(1)MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not hold any subprime MBS in its investment portfolio. Approximately 58% of its MBS are GSE issued. The MBS that are not GSE issued consist primarily of investment grade securities, including $1.2 billion rated AAA and $41 million rated AA.
Gross unrealized losses on the Company's AFS securities at December 31, 2022 relate primarily to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company has reviewed its securities on which there is an unrealized loss in accordance with its ACL policy described in "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K. Based on the analysis performed, management determined that an ACL on the Company's AFS securities was not necessary at December 31, 2022.
The credit loss model under ASC 326-20, applicable to HTM securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. For the year ended December 31, 2022, the Company recognized no provision for credit losses on HTM securities, compared to a recovery of credit losses of $1.6 million for the same period in 2021, resulting in a total allowance of $5.2 million as of December 31, 2022 and 2021.

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. At December 31, 2022, the Company had $1.2 billion of loans HFS, compared to $5.6 billion at December 31, 2021. The decrease in loans HFS from December 31, 2021 relates to sales, a decline in production volumes, and transfer of the remaining EBO loan balance to loans HFI.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	December 31,		Increase (Decrease)
	2022	2021
	(in millions)
Warehouse lending	$5,561	$5,156	$405
Municipal & nonprofit	1,524	1,579	(55)
Tech & innovation	2,293	1,418	875
Equity fund resources	3,717	3,830	(113)
Other commercial and industrial	7,793	6,465	1,328
CRE - owner occupied	1,656	1,723	(67)
Hotel franchise finance	3,807	2,534	1,273
Other CRE - non-owner occupied	5,457	3,952	1,505
Residential	13,996	9,243	4,753
Residential - EBO	1,884	—	1,884
Construction and land development	3,995	3,006	989
Other	179	169	10
Total loans HFI	51,862	39,075	12,787
Allowance for credit losses	(310)	(252)	(58)
Total loans HFI, net of allowance	$51,552	$38,823	$12,729

Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $141 million and $86 million reduced the carrying value of loans as of December 31, 2022 and 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $195 million and $185 million increased the carrying value of loans as of December 31, 2022 and 2021, respectively.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2022 that were contractually due in under one year, one through five years, after five through 15 years, and more than 15 years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due Under 1 Year	Due 1 - 5 Years	Due 5 - 15 Years	Due Over 15 Years	Total
	(in millions)
Warehouse lending
Variable rate	$2,180	$2,991	$7	$—	$5,178
Fixed rate	149	234	—	—	383
Municipal & nonprofit
Variable rate	—	44	420	15	479
Fixed rate	48	72	647	278	1,045
Tech & innovation
Variable rate	211	2,016	16	—	2,243
Fixed rate	—	50	—	—	50
Equity fund resources
Variable rate	2,015	984	7	—	3,006
Fixed rate	544	167	—	—	711
Other commercial and industrial
Variable rate	821	3,271	1,405	11	5,508
Fixed rate	111	1,671	495	8	2,285
CRE - owner occupied
Variable rate	65	310	379	91	845
Fixed rate	15	286	477	33	811
Hotel franchise finance
Variable rate	378	2,531	58	—	2,967
Fixed rate	45	572	223	—	840
Other CRE - non-owner occupied
Variable rate	844	2,874	396	17	4,131
Fixed rate	164	772	390	—	1,326
Residential
Variable rate	2	16	3	747	768
Fixed rate	—	1	51	13,176	13,228
Residential - EBO
Variable rate	—	—	—	—	—
Fixed rate	8	—	2	1,874	1,884
Construction and land development
Variable rate	1,095	2,560	55	7	3,717
Fixed rate	131	135	12	—	278
Other
Variable rate	104	18	14	2	138
Fixed rate	1	21	19	—	41
Total	$8,931	$21,596	$5,076	$16,259	$51,862
As of December 31, 2022, approximately $21.6 billion, or 74.5%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.1%. At December 31, 2021, approximately $18.3 billion, or 74.3% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.0%. At December 31, 2022, total loans consisted of 55.9% with variable rates and 44.1% with fixed rates, compared to 63.0% with variable rates and 37.0% with fixed rates at December 31, 2021.
The Company began offering three alternative rate indices (including Ameribor, SOFR, and BSBY) on its lending products to its customers in the second half of 2021, with Ameribor as its preferred rate index. Existing variable rate loan contracts contain LIBOR replacement language, which allow for conversion to a different rate index and spread adjustment, if necessary.

Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of December 31, 2022 and 2021, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 40% and 47% of the Company's HFI loan portfolio as of December 31, 2022 and 2021, respectively.
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 29% of total loans at December 31, 2022 and 2021. Approximately 16% and 13% of the Company's CRE investor portfolio consisted of office loans as of December 31, 2022 and 2021, respectively. These office loans are primarily shorter-term bridge loans that enable borrowers to reposition or redevelop projects and are geographically well diversified, with the vast majority located in midtown or suburban locations. At the time of origination, these loans have an initial loan-to-value ratio of less than 55% and a weighted average loan-to-cost of less than 60%. The properties underlying these loans have stable business trends and low vacancy rates. Substantially all of the Company's remaining CRE loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 16% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2022 and 2021, respectively.
Non-performing Assets
Total non-performing loans increased by $11 million at December 31, 2022 to $87 million from $76 million at December 31, 2021.

	December 31,
	2022	2021
	(dollars in millions)
Total nonaccrual loans (1)	$85	$73
Loans past due 90 days or more on accrual status (2)	—	—
Accruing troubled debt restructured loans	2	3
Total nonperforming loans	87	76
Other assets acquired through foreclosure, net	$11	$12
Nonaccrual loans to funded loans HFI	0.16%	0.19%
Loans past due 90 days or more on accrual status to funded loans HFI	—	—
(1)Includes non-accrual TDR loans of $12 million and $18 million at December 31, 2022 and 2021, respectively.
(2)Excludes government guaranteed residential mortgage loans of $582 million and zero at December 31, 2022 and 2021, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $4.7 million, $5.3 million, and $5.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	December 31, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$7	8.2%	0.01%
Tech & innovation	1	1.2	0.00
Other commercial and industrial	24	28.2	0.04
CRE - owner occupied	12	14.1	0.02
Hotel franchise finance	10	11.8	0.02
Other CRE - non-owner occupied	8	9.4	0.02
Residential	19	22.4	0.04
Construction and land development	4	4.7	0.01
Total non-accrual loans	$85	100.0%	0.16%

	December 31, 2021
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Tech & innovation	$13	18.3%	0.03%
Equity fund resources	1	0.8	0.00
Other commercial and industrial	16	22.2	0.05
CRE - owner occupied	13	17.9	0.03
Other CRE - non-owner occupied	13	18.0	0.03
Residential	15	20.8	0.05
Construction and land development	1	1.4	0.00
Other	1	0.6	0.00
Total non-accrual loans	$73	100.0%	0.19%
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
The following table presents TDR loans:

	December 31, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	—	$—	2	$2
Other commercial and industrial	4	2	7	6
CRE - owner occupied	1	1	1	1
Hotel franchise finance	1	10	—	—
Other CRE - non-owner occupied	1	1	5	11
Construction and land development	—	—	1	1
Total	7	$14	16	$21
The ACL on TDR loans totaled $4 million and zero as of December 31, 2022 and 2021, respectively. There were no outstanding commitments on TDR loans as of December 31, 2022 and 2021.

Allowance for Credit Losses on Loans HFI
The ACL consists of the ACL on loans and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	December 31, 2022			December 31, 2021
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)			(dollars in millions)
Warehouse lending	$8.4	2.7%	10.7%	$3.0	1.2%	13.2%
Municipal & nonprofit	15.9	5.1	3.0	13.7	5.4	4.1
Tech & innovation	30.8	9.9	4.4	25.7	10.2	3.6
Equity fund resources	6.4	2.1	7.2	9.6	3.8	9.8
Other commercial and industrial	85.9	27.7	15.0	103.6	41.0	16.5
CRE - owner occupied	7.1	2.3	3.2	10.6	4.2	4.4
Hotel franchise finance	46.9	15.1	7.4	41.5	16.4	6.5
Other CRE - non-owner occupied	47.4	15.3	10.5	16.9	6.7	10.1
Residential	30.4	9.8	27.0	12.5	5.0	23.7
Residential - EBO	—	—	3.6	—	—	—
Construction and land development	27.4	8.8	7.7	12.5	5.0	7.7
Other	3.1	1.0	0.3	2.9	1.1	0.4
Total	$309.7	100.0%	100.0%	$252.5	100.0%	100.0%
During the years ended December 31, 2022 and 2021, net loan charge-offs to average loans outstanding were approximately 0.00% and 0.02%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $47.0 million and $37.6 million at December 31, 2022 and 2021, respectively, and is included in Other liabilities on the Consolidated Balance Sheets.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of this Form 10-K. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	December 31, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$43	11.3%	0.08%
Tech & innovation	27	81	21.4	0.16
Other commercial and industrial	50	36	9.5	0.07
CRE - owner occupied	8	4	1.0	0.01
Hotel franchise finance	2	26	6.9	0.05
Other CRE - non-owner occupied	9	55	14.5	0.10
Residential	39	20	5.3	0.04
Construction and land development	2	98	25.9	0.19
Other	18	16	4.2	0.03
Total	156	$379	100.0%	0.73%

	December 31, 2021
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Tech & innovation	13	$39	11.4%	0.10%
Other commercial and industrial	66	60	17.9	0.16
CRE - owner occupied	14	16	4.7	0.04
Hotel franchise finance	9	139	40.9	0.35
Other CRE - non-owner occupied	5	11	3.4	0.03
Residential	35	16	4.6	0.04
Construction and land development	7	28	8.3	0.07
Other	17	30	8.8	0.08
Total	166	$339	100.0%	0.87%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.1 billion and $698 million as of December 31, 2022 and 2021, respectively. The increase in MSRs is primarily related to new production that was not fully offset by sales of MSRs.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	December 31,
	2022	2021
	(in millions)
FNMA and FHLMC	$38,113	$38,754
GNMA	31,046	14,379
Non-agency	1,690	1,215
Total unpaid principal balance of loans	$70,849	$54,348

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $527 million as of December 31, 2022. The increase from $491 million at December 31, 2021 is attributable to the DST acquisition in January 2022. See "Note 2. Mergers, Acquisitions and Dispositions" in Item 8 of this form 10-K for further discussion of the acquisition.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2022, 2021, and 2020, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
The following is a summary of acquired intangible assets:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$11	$3	$14	$10	$4
Correspondent customer relationships	76	7	69	76	3	73
Customer relationships	18	3	15	3	1	2
Developed technology	4	1	3	—	—	—
Operating licenses	56	2	54	56	1	55
Trade names	10	1	9	9	0	9
	$178	$25	$153	$158	$15	$143
Deferred Tax Assets
As of December 31, 2022, the net DTA balance totaled $311 million, an increase of $290 million from $21 million as of December 31, 2021. This overall increase in the net DTA was primarily the result of decreases in the fair market value of AFS securities, an increase to expected tax credit carryovers, and an increase to the ACL.
As of December 31, 2022 and 2021, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $53.6 billion at December 31, 2022 from $47.6 billion at December 31, 2021, an increase of $6.0 billion, or 12.7%. By deposit type, the increase in deposits is attributable to increases in certificates of deposit of $3.0 billion, interest-bearing demand deposits of $2.6 billion, and savings and money market accounts of $2.1 billion, partially offset by a decrease in non-interest-bearing demand deposits of $1.7 billion.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2022, the Company had $683 million of CDARS deposits and $2.1 billion of ICS deposits, compared to $729 million of CDARS deposits and $1.8 billion of ICS deposits at December 31, 2021. At December 31, 2022 and 2021, the Company also had wholesale brokered deposits of $4.8 billion and $1.8 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $13 billion and $11 billion at December 31, 2022 and 2021, respectively. The Company incurred $162.8 million and $27.4 million in deposit related costs on these deposits during the year ended December 31, 2022 and 2021, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.

The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2022		2021		2020
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$8,331	0.95%	$4,751	0.13%	$3,488	0.26%
Savings and money market accounts	18,518	0.86	15,814	0.21	10,009	0.35
Certificates of deposit	2,772	1.40	1,850	0.46	1,998	1.33
Total interest-bearing deposits	29,621	0.93	22,415	0.21	15,495	0.45
Non-interest-bearing demand deposits	24,133	—	19,416	—	11,466	—
Total deposits	$53,754	0.51%	$41,831	0.11%	$26,961	0.26%
At December 31, 2022 and 2021, the Company had total uninsured deposits of $29.5 billion and $26.9 billion, respectively. Total U.S. time deposits in excess of the FDIC insurance limit were $1.1 billion and $466 million at December 31, 2022 and 2021, respectively.
The table below discloses the remaining maturity for estimated uninsured time deposits as of December 31, 2022:

(in millions)
3 months or less	$423
3 to 6 months	378
6 to 12 months	274
Over 12 months	51
Total	$1,126
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
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB, federal funds purchased from correspondent banks or the FHLB, and repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2022, total short-term borrowed funds consisted of FHLB advances of $4.3 billion, federal funds purchased of $640 million, repurchase agreements of $27 million, and secured borrowings of $25 million. At December 31, 2021, total short-term borrowed funds consisted of federal funds purchased of $675 million, secured borrowings of $35 million, and repurchase agreements of $17 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes from the acquisition on April 7, 2021 and credit linked notes, inclusive of issuance costs and fair market value adjustments. At December 31, 2022, the carrying value of long-term borrowings was $1.3 billion, compared to $775 million at December 31, 2021. The increase in long-term borrowings from December 31, 2021 relates to 2022 credit linked note issuances, totaling $579 million, net of issuance costs.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2022, the carrying value of qualifying debt was $893 million, compared to $896 million at December 31, 2021.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 18. Commitments and Contingencies" in Item 8 of this Form 10-K) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delays the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. Beginning in 2022, capital ratios and amounts include a 25% reduction to the capital benefit that resulted from the increased ACL related to the adoption of ASC 326.
As a result of the Company's continued commercial loan growth and the acquisition of AmeriHome, the Company continues to undertake various capital actions to ensure that its capital levels remain strong, which during the year ended December 31, 2022, included sales of common stock under the Company's ATM program and three credit linked note issuances. As of December 31, 2022 and 2021, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2022
WAL	$6,586	$5,449	$54,461	$69,814	12.1%	10.0%	7.8%	9.3%
WAB	6,280	5,737	54,411	69,762	11.5	10.5	8.2	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2021
WAL	$5,499	$4,444	$44,697	$56,973	12.3%	9.9%	7.8%	9.1%
WAB	5,120	4,658	44,726	56,962	11.4	10.4	8.2	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of December 31, 2022.

Critical Accounting Estimates
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
Allowance for credit losses
The ACL guidance requires that an organization measure all expected credit losses for financial assets held at the reporting date, including off-balance sheet credit exposures, based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense in those future periods. The allowance level is influenced by loan volumes and mix, average remaining maturities, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2022, the allowance level was most impacted by the Company's strong loan growth, which resulted in recognition of a provision for credit losses of $68.1 million. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K for a detailed discussion of the Company's methodologies for estimating expected credit losses.
Fair value of financial instruments
The Company uses fair value measurements to recognize certain financial instruments at fair value. The Company holds financial instruments, including loans HFS, MSRs, and derivative instruments, that are recorded at fair value and require management to make significant judgments in estimating the fair value of these financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are actively traded and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate the fair value of these financial instruments. The fair value of MSRs is determined using a discounted cash flow model based on unobservable inputs, as MSRs are not traded in active markets. Assumptions used to value the Company’s MSRs represent management’s best estimate of assumptions that market participants would use to value this asset and may require significant judgement. The primary risk of material changes to the value of the MSRs resides in the potential volatility and judgment in the assumptions used, specifically prepayment speeds, option adjusted spreads, and discount rates. Hypothetical changes in the value of MSRs based on assumed immediate changes in certain inputs are disclosed in “Note 6. Mortgage Servicing Rights” in Item 8 of this Form 10-K.
Income taxes
The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to federal and state income taxes in the United States. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company's ability to recover its DTAs in the jurisdictions from which they arise, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income, and recent operating results. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used to manage the underlying business.

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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company's liquidity, represented by cash and amounts due from banks, federal funds sold, loans HFS, and non-pledged marketable securities, is a result of the Company's operating, investing, and financing activities and related cash flows. The Company actively monitors and manages liquidity, and no less than quarterly will estimate probable liquidity needs on a 12-month horizon. Liquidity needs can also be met through short-term borrowings or the disposition of short-term assets.
The following table presents the available and outstanding balances on the Company's lines of credit as of December 31, 2022:

	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$3,989	$640
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2022 are presented in the following table:

(in millions)
FHLB:
Borrowing capacity	$11,133
Outstanding borrowings	4,300
Letters of credit	21
Total available credit	$6,812

FRB:
Borrowing capacity	$5,249
Outstanding borrowings	—
Total available credit	$5,249

Warehouse borrowings:
Borrowing capacity	$1,000
Outstanding borrowings	—
Total available credit	$1,000
The Company also plans for potential funding needs related to operating expenses, which in some cases involve contracts that contain penalties for early termination. Further, the Company has entered into certain letters of credit or other commitments to extend credit to customers of the Bank.
The following table sets forth the Company's significant contractual obligations as of December 31, 2022:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Time deposit maturities	$5,049	$4,904	$143	$2	$—
Qualifying debt	909	—	—	—	909
Other borrowings	6,320	5,289	97	77	857
Operating lease obligations	209	18	62	52	77
Purchase obligations	55	17	20	18	—
Total	$12,542	$10,228	$322	$149	$1,843
Purchase obligations primarily relate to contracts for software licensing, maintenance, and outsourced service providers.

Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2022 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$18,674	$4,496	$7,307	$4,902	$1,969
Credit card commitments and financial guarantees	379	379	—	—	—
Letters of credit	265	253	7	5	—
Total	$19,318	$5,128	$7,314	$4,907	$1,969
The following table sets forth certain information regarding short-term borrowings:

	December 31,
	2022	2021	2020
	(dollars in millions)
Repurchase Agreements:
Maximum month-end balance	$523	$22	$34
Balance at end of year	27	17	16
Average balance	76	20	23
Federal Funds Purchased
Maximum month-end balance	1,860	2,283	690
Balance at end of year	640	675	—
Average balance	568	419	75
FHLB Advances:
Maximum month-end balance	6,000	4,200	130
Balance at end of year	4,300	—	5
Average balance	2,526	393	21
Warehouse borrowings:
Maximum month-end balance	160	820	—
Balance at end of year	—	—	—
Average balance	201	442	—
Total Short-Term Borrowed Funds	$4,967	$692	$21
Weighted average interest rate at end of year	4.64%	0.16%	0.12%
Weighted average interest rate during year	2.28	0.67	0.46
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
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2022, there were $7.7 billion in liquid assets, comprised of $1.1 billion in cash and cash equivalents, $1.1 billion in loans HFS, and $5.5 billion in unpledged marketable securities. At December 31, 2021, the Company maintained $8.7 billion in liquid assets, comprised of $516 million of cash and cash equivalents, $4.0 billion in loans HFS, and $4.2 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2022, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2022, 2021, and 2020, net cash provided by (used in) operating activities was $2.2 billion, $(2.7) billion, and $670.2 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the years ended December 31, 2022, 2021, and 2020, was reduced by $11.2 billion, $12.7 billion, and $5.9 billion, respectively, as a result of a net increase in loans as well as a net increase in investment securities of $1.8 billion, $2.0 billion, and $1.5 billion, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2022, 2021, and 2020, net deposits increased $6.0 billion, $15.7 billion, and $9.1 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2022, the Company has $683 million of CDARS and $2.1 billion of ICS deposits.
As of December 31, 2022, the Company has $4.8 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2022, WAB and CSI paid dividends to the Parent of $105.0 million and $155.0 million, respectively. Subsequent to December 31, 2022, WAB paid dividends to the Parent of $55.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," in Item 8 of this Form 10-K for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.

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
Supervision, Regulation and Licensing of AmeriHome
AmeriHome is a residential mortgage producer and servicer that operates in a heavily regulated industry. In addition to supervision by the federal banking agencies with primary jurisdiction over the Company and WAB, AmeriHome is subject to the rules, regulations and oversight of certain federal, state and local governmental authorities, including the CFPB, HUD, and GNMA, and government-sponsored enterprises in the mortgage industry such as FHLMC and FNMA.
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
Supervision and Regulation of WATC
WATC is an OCC-chartered, non-depository national trust bank. WATC will offer levered loan facility administration, loan administration, and securities custody products. As a national trust bank, the ability of WATC to engage in fiduciary activities is governed by federal law at 12 U.S.C. § 92a and the OCC regulations at 12 C.F.R. Part 9, as well as certain state laws to the extent not preempted by federal law and regulation. WATC may engage in any of the enumerated activities or roles permitted for national trust banks listed in federal statutes and regulations as well as any other capacity that the OCC authorizes pursuant to federal law. As a non-depository national trust bank, WATC may not accept deposits and is not subject to legal requirements to maintain FDIC deposit insurance.
The OCC has primary supervisory and regulatory authority over the operations of WATC. As part of this authority, WATC is required to file periodic reports with the OCC and is subject to supervision and periodic examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks, including non-depository national trust banks like WATC.
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
Federal Reserve System
As a member of the Federal Reserve System, WAB has historically been required by law to maintain reserves against its transaction deposits, which were to be held in cash or with the FRB. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020.
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
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The Capital Rules further prescribe that the effects of accumulated other comprehensive income or loss items reported as a component of stockholders’ equity be included in CET1 capital; however, non-advanced approaches banking organizations may make a one-time permanent election to exclude these items. The Company, as a non-advanced approaches institution, has made this one-time election.
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

The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and higher risk weights for a variety of asset classes.
As of April 1, 2020, final rules became effective simplifying the capital treatment for mortgage servicing assets, certain DTAs, investments in the capital instruments of unconsolidated financial institutions, and minority interest. Management believes the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios.
In response to the COVID-19 pandemic, the federal bank regulatory authorities issued a final rule in late August 2020 that allows institutions that adopted the CECL accounting standard in 2020 to mitigate CECL’s estimated effects on regulatory capital for two years, followed by a three-year transition period. The Company has elected this capital relief option.
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
Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021 and, to date, there has been no material impact to either the Company or the Bank from the rules.
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
On November 18, 2021, the federal bank regulatory agencies issued final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective May 1, 2022.
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

Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs that provide funding to their members to support residential lending, as well as affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2022, WAB’s total investment in FHLB stock was $134 million.
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
Net Interest Income Simulation. To measure interest rate risk at December 31, 2022, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the FOMC.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2022, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$3,176.2	$3,499.6	$3,824.6	$4,142.6
Interest Expense	1,004.9	1,260.1	1,516.0	1,771.9
Net Interest Income	2,171.3	2,239.5	2,308.6	2,370.7
% Change	(3.0)%		3.1%	5.9%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$3,358.3	$3,499.6	$3,642.2	$3,782.9
Interest Expense	1,148.7	1,260.1	1,371.7	1,483.4
Net Interest Income	2,209.6	2,239.5	2,270.5	2,299.5
% Change	(1.3)%		1.4%	2.7%
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
At December 31, 2022, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines, with the exception of the Up 100 rate scenario, where there was a slight breach on the Company's guideline of (10.0)%. The breach is the result of a decline in duration of the Company's deposit liabilities from lower non-interest bearing deposit balances and increasing decay rates as well as an increase in the duration of earning assets related to decreases in loans HFS and shorter-term investments. The BOD and ALCO have accepted the breach and believe that as the Company continues to grow its balance sheet with an emphasis on deposits, the EVE exposure in the Up 100 rate scenario will be reduced.
The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2022:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 200	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$66,887	$64,861	$63,049	$61,484	$60,126	$58,939
Liabilities	57,278	56,310	55,527	54,765	54,034	53,255
Net Present Value	9,609	8,551	7,522	6,719	6,092	5,684
% Change	27.7%	13.7%		(10.7)%	(19.0)%	(24.4)%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions:
Outstanding Derivatives Positions

December 31,
2022			2021
Notional	NPV	Weighted Average Term (Years)	Notional	NPV	Weighted Average Term (Years)
(dollars in millions)
$322,057	$11	0.6	$480,766	$(50)	1.5

Item 8.Financial Statements and Supplementary Data.
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Western Alliance Bancorporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 23, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 5 to the financial statements, the Company’s allowance for credit losses for loans held for investment and unfunded loan commitments totaled $310 million and $47 million as of December 31, 2022, respectively. The allowance for credit losses on loans held for investment and unfunded loan commitments is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment and unfunded loan commitments.
The allowance for credit losses for loans held for investment consists of an asset-specific component for estimating credit losses for individual loans that do not share risk characteristics with other loans and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The allowance for credit losses on unfunded loan commitments consists of a pooled component for estimating credit losses for pools of loans that share similar risk characteristics and includes consideration of the likelihood that estimated funding levels will occur. The allowance for the pooled component for the allowance for credit losses on loans held for investment and the allowance for credit losses on unfunded loan commitments is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default and exposure at default) which are derived from various vendor models, internally developed statistical models or nonstatistical estimation approaches.
Probability of default is projected in these models or estimation approaches using economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts.
Loss given default is typically derived from the Company’s own loss experience; however, for the warehouse lending, equity fund resources and municipal and nonprofit loan segments, non-modeled methodologies are employed to estimate loss given default.
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
The estimation of the allowance for credit losses on loans held for investment for pools of loans and unfunded loan commitments that share similar risk characteristics involves many inputs and assumptions, many of which are derived from various vendor and in-house models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios, which requires management to apply a significant amount of judgment and involves a high degree of estimation.
We identified the determination and evaluation of the probability of default, loss given default, exposure at default and estimated unfunded credit utilization assumptions and forecasted economic scenario components of the allowance for credit losses for loans held for investment and the allowance for credit losses on unfunded loan commitments as a critical audit matter because auditing the underlying assumptions, and economic scenario forecasts used in the allowance for credit losses on loans held for investment and the allowance for credit losses on unfunded loan commitments involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance for credit losses on loans held for investment and the allowance for credit losses on unfunded loan commitments, which resulted in high estimation uncertainty.
Our audit procedures related to management’s evaluation and establishment of the probability of default, loss given default, exposure at default and estimated unfunded credit utilization assumptions and forecasted economic scenarios components of the allowance for credit losses for loans held for investment and the allowance for credit losses on unfunded loan commitments included the following, among others:
•We obtained an understanding of the relevant controls related to the evaluation and establishment of the probability of default, loss given default, exposure at default and estimated unfunded credit utilization assumptions and the forecasted economic scenario components of the allowance for credit losses for loans held for investment and tested such controls for design and operating effectiveness.
•We tested management’s process and significant judgments in the evaluation and establishment of the probability of default, loss given default, exposure at default and estimated unfunded credit utilization assumptions and forecasted economic scenario components of the allowance for credit losses, which included:
◦We evaluated management’s considerations and data utilized as a basis for the probability of default, loss given default, exposure at default and estimated unfunded credit utilization assumptions and selection of forecasted economic scenarios and weightings and tested the completeness and accuracy of the underlying data that was available to management.
◦We evaluated the reasonableness of management’s judgments related to the probability of default, loss given default, exposure at default and estimated unfunded credit utilization assumptions and forecasted scenarios, and qualitative and quantitative assessment of the considerations and data utilized in the determination of the forecasted economic scenarios and the resulting components of the allowance for credit losses for loans held for investment and the allowance for credit losses on unfunded loan commitments.
◦We evaluated the reasonableness of management’s judgments related to the establishment of the models being used in determining the probability of default, loss given default, exposure at default and estimated unfunded credit utilization assumptions.
◦We utilized internal specialists to assist in evaluating the statistical documentation and process used by management in validating the models established by vendors.
Valuation of Mortgage Servicing Rights
As described in Note 6 to the financial statements, the Company’s mortgage servicing rights totaled $1,148 million as of December 31, 2022. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. Mortgage servicing rights represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure mortgage servicing rights at fair value. The Company estimates the fair value of mortgage servicing rights using a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, and cost to service.
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
Our audit procedures related to the valuation of mortgage servicing rights as of December 31, 2022 included, among others, testing management’s process for determining the fair value, including:
•We obtained an understanding of the relevant controls related to the establishment of the option adjusted spread and conditional prepayment assumptions used in the valuation of mortgage servicing rights and tested such controls for design and operating effectiveness.
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
San Francisco, California
February 23, 2023

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$259	$166
Interest-bearing deposits in other financial institutions	784	350
Cash and cash equivalents	1,043	516
Investment securities - AFS, at fair value; amortized cost of $7,973 and $6,167 at December 31, 2022 and 2021, respectively	7,092	6,189
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $5 and $5 (fair value of $1,112 and $1,146) at December 31, 2022 and 2021, respectively	1,284	1,102
Investment securities - equity	160	159
Investments in restricted stock, at cost	224	92
Loans HFS	1,184	5,635
Loans HFI, net of deferred loan fees and costs	51,862	39,075
Less: allowance for credit losses	(310)	(252)
Net loans held for investment	51,552	38,823
Mortgage servicing rights	1,148	698
Premises and equipment, net	276	182
Operating lease right of use asset	163	133
Bank owned life insurance	182	180
Goodwill and intangible assets, net	680	635
Deferred tax assets, net	311	21
Investments in LIHTC and renewable energy	624	631
Other assets	1,811	987
Total assets	$67,734	$55,983
Liabilities:
Deposits:
Non-interest-bearing demand	$19,691	$21,353
Interest-bearing	33,953	26,259
Total deposits	53,644	47,612
Other borrowings	6,299	1,502
Qualifying debt	893	896
Operating lease liability	185	143
Other liabilities	1,357	867
Total liabilities	62,378	51,020
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at December 31, 2022 and 2021)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 111,465,292 and 108,981,341 shares issued at December 31, 2022 and 2021, respectively) and additional paid in capital	2,163	1,966
Treasury stock, at cost (2,550,766 and 2,350,021 shares at December 31, 2022 and 2021, respectively)	(105)	(87)
Accumulated other comprehensive (loss) income	(661)	16
Retained earnings	3,664	2,773
Total stockholders’ equity	5,356	4,963
Total liabilities and stockholders’ equity	$67,734	$55,983
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$2,393.4	$1,488.8	$1,144.3
Investment securities	265.6	158.6	107.8
Dividends and other	32.8	11.3	9.7
Total interest income	2,691.8	1,658.7	1,261.8
Interest expense:
Deposits	276.4	47.5	70.4
Qualifying debt	35.0	33.1	23.9
Other borrowings	164.1	29.3	0.6
Total interest expense	475.5	109.9	94.9
Net interest income	2,216.3	1,548.8	1,166.9
Provision for (recovery of) credit losses	68.1	(21.4)	123.6
Net interest income after provision for (recovery of) credit losses	2,148.2	1,570.2	1,043.3
Non-interest income:
Net loan servicing revenue (expense)	130.9	(16.3)	—
Net gain on loan origination and sale activities	104.0	326.2	—
Service charges and fees	27.0	28.3	23.3
Commercial banking related income	21.5	17.4	14.7
Income from equity investments	17.8	22.1	12.7
Gain on recovery from credit guarantees	14.7	7.2	—
Gain on sales of investment securities	6.8	8.3	0.2
Fair value (loss) gain on assets measured at fair value, net	(28.6)	(1.3)	3.8
Other income	30.5	12.3	16.1
Total non-interest income	324.6	404.2	70.8
Non-interest expense:
Salaries and employee benefits	539.5	466.7	303.6
Deposit costs	165.8	29.8	18.5
Legal, professional, and directors' fees	99.9	58.6	42.2
Data processing	83.0	58.2	35.7
Loan servicing expenses	55.5	53.5	—
Occupancy	55.5	43.8	34.1
Insurance	31.1	23.0	13.3
Loan acquisition and origination expenses	23.1	28.8	—
Business development and marketing	22.1	13.5	9.6
Net gain on sales and valuations of repossessed and other assets	(0.7)	(3.5)	(1.5)
Acquisition and restructure expenses	0.4	15.3	—
Loss on extinguishment of debt	—	5.9	—
Other expense	81.5	57.8	36.1
Total non-interest expense	1,156.7	851.4	491.6
Income before provision for income taxes	1,316.1	1,123.0	622.5
Income tax expense	258.8	223.8	115.9
Net income	1,057.3	899.2	506.6
Dividends on preferred stock	12.8	3.5	—
Net income available to common stockholders	$1,044.5	$895.7	$506.6

Earnings per share:
Basic	$9.74	$8.72	$5.06
Diluted	9.70	8.67	5.04
Weighted average number of common shares outstanding:
Basic	107.2	102.7	100.2
Diluted	107.6	103.3	100.5
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$1,057.3	$899.2	$506.6
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $225.3, $22.4, and $(23.1), respectively	(674.9)	(69.0)	70.9
Unrealized loss on SERP, net of tax effect of $—, $—, and $0.1, respectively	—	—	(0.3)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(1.2), $0.3, and $1.1, respectively	3.7	(1.2)	(3.1)
Realized gain on sale of AFS securities included in income, net of tax effect of $1.9, $2.1, and $0.0, respectively	(5.5)	(6.4)	(0.2)
Net other comprehensive (loss) income	(676.7)	(76.6)	67.3
Comprehensive income	$380.6	$822.6	$573.9
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2019	—	$—	102.5	$—	$1,374.1	$(62.7)	$25.0	$1,680.3	$3,016.7
Balance, January 1, 2020 (2)	—	—	102.5	—	1,374.1	(62.7)	25.0	1,655.4	2,991.8
Net income	—	—	—	—	—	—	—	506.6	506.6
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	29.1	—	—	—	29.1
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(8.4)	—	—	(8.4)
Stock repurchase	—	—	(2.1)	—	(12.3)	—	—	(59.3)	(71.6)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(101.3)	(101.3)
Other comprehensive income, net	—	—	—	—	—	—	67.3	—	67.3
Balance, December 31, 2020	—	$—	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	—	—	899.2	899.2
Restricted stock, performance stock unit, and other grants, net	—	—	0.6	—	35.0	—	—	—	35.0
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(15.7)	—	—	(15.7)
Preferred stock issuance, net	12.0	294.5	—	—	—	—	—	—	294.5
Common stock issuance, net	—	—	5.4	—	540.3	—	—	—	540.3
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.5)	(3.5)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(124.1)	(124.1)
Other comprehensive loss, net	—	—	—	—	—	—	(76.6)	—	(76.6)
Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	1,057.3	1,057.3
Restricted stock, performance stock unit, and other grants, net	—	—	0.6	—	39.8	—	—	—	39.8
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.5)	—	—	(18.5)
Common stock issuance, net	—	—	1.9	—	157.7	—	—	—	157.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(153.4)	(153.4)
Other comprehensive loss, net	—	—	—	—	—	—	(676.7)	—	(676.7)
Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
(1)Share amounts represent Treasury Shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
(2)As adjusted for adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The cumulative effect of adoption of this guidance at January 1, 2020 resulted in a decrease to retained earnings of $24.9 million due to an increase in the ACL.
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$1,057.3	$899.2	$506.6
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	68.1	(21.4)	123.6
Depreciation and amortization	52.4	33.7	22.9
Stock-based compensation	39.8	35.1	28.7
Deferred income taxes	(68.6)	42.0	(25.1)
Amortization of net premiums for investment securities	21.1	39.8	28.2
Amortization of tax credit investments	63.2	49.5	49.2
Amortization of operating lease right of use asset	22.2	16.3	11.7
Amortization of net deferred loan fees and net purchase premiums	(73.6)	(66.3)	(51.2)
Purchases and originations of loans HFS	(45,407.0)	(59,569.6)	—
Proceeds from sales and payments on loans held for sale	47,285.0	56,647.7	—
Mortgage servicing rights capitalized upon sale of mortgage loans	(719.7)	(763.8)	—
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(73.9)	177.7	—
Other	17.7	(16.3)	(9.4)
Other assets and liabilities, net	(38.7)	(157.6)	(15.0)
Net cash provided by (used in) operating activities	$2,245.3	$(2,654.0)	$670.2
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(2,396.3)	$(3,248.4)	$(2,966.2)
Principal pay downs and maturities	604.2	1,634.1	1,515.5
Proceeds from sales	177.0	164.5	156.6
Investment securities - HTM
Purchases	(281.9)	(595.6)	(182.7)
Principal pay downs and maturities	100.6	54.9	17.4
Equity securities carried at fair value
Purchases	(36.2)	(36.2)	(34.5)
Redemptions	6.9	21.0	7.6
Proceeds from sales	14.1	4.4	—
Proceeds from sale of mortgage servicing rights and related holdbacks, net	391.9	1,182.8	—
Purchase of other investments	(346.6)	(134.6)	(133.1)
Proceeds from bank owned life insurance, net	—	—	5.9
Net increase in loans HFI	(11,172.8)	(12,665.0)	(5,897.2)
Purchase of premises, equipment, and other assets, net	(141.0)	(69.4)	(26.8)
Cash consideration paid for acquisitions, net of cash acquired	(50.0)	(1,024.4)	—
Net cash used in investing activities	$(13,130.1)	$(14,711.9)	$(7,537.5)
Cash flows from financing activities:
Net increase in deposits	$6,032.1	$15,681.5	$9,134.0
Net proceeds from issuance of long-term debt	578.4	1,055.7	221.9
Payments on long-term debt	(30.7)	(475.9)	(75.0)
Net increase (decrease) in short-term borrowings	4,859.0	(1,742.1)	4.3
Cash paid for tax withholding on vested restricted stock and other	(18.5)	(15.8)	(7.9)
Common stock repurchases	—	—	(71.6)
Cash dividends paid on common stock and preferred stock	(166.2)	(127.6)	(101.3)
Proceeds from issuance of common stock in offerings, net	157.7	540.3	—
Proceeds from issuance of preferred stock, net	—	294.5	—
Net cash provided by financing activities	$11,411.8	$15,210.6	$9,104.4
Net increase (decrease) in cash and cash equivalents	527.0	(2,155.3)	2,237.1
Cash, cash equivalents, and restricted cash at beginning of period	516.4	2,671.7	434.6
Cash, cash equivalents, and restricted cash at end of period	$1,043.4	$516.4	$2,671.7

	December 31,
	2022	2021	2020
	(in millions)
Supplemental disclosure:
Cash paid during the period for:
Interest	$452.9	$111.6	$108.6
Income taxes, net	197.6	175.7	44.2
Non-cash operating, investing, and financing activity:
Net increase (decrease) in unfunded commitments and obligations	$259.3	$294.1	$(102.2)
Transfers of securitized loans HFS to AFS securities	205.0	144.5	—
Transfer of EBO loans previously classified as HFS to HFI	1,638.1	—	—
Transfers of loans HFI to HFS	780.0	—	—
Transfers of mortgage-backed securities in settlement of secured borrowings	610.5	640.6	—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including 24/7 funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services, including mortgage banking services through AmeriHome, and has added to its capabilities with the acquisition of DST on January 25, 2022, which provides digital payment services for the class action legal industry. In addition, the Company has the following non-bank subsidiaries: CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy, and WATC, which will provide corporate trust services and levered loan administration solutions.
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
In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR. Since the issuance of this guidance, cessation of U.S. dollar LIBOR has been extended to June 30, 2023. Accordingly, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024. The amendments in this update provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term, relate to: 1) the determination of the ACL; 2) certain assets and liabilities carried at fair value; and 3) accounting for income taxes.
Principles of consolidation
As of December 31, 2022, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant wholly-owned subsidiaries: 1) WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 2) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 3) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; 4) BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and 5) Western Finance Company, which purchases and originates equipment finance leases and provides mortgage banking services through its wholly-owned subsidiary, AmeriHome.
The Company does not have any other significant entities that should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Income Statements for the prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing balances due from correspondent banks and the FRB, and federal funds sold.
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
Allowance for credit losses on investment securities
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The Company measures expected credit losses on its HTM debt securities on a collective basis by major security type. The Company's HTM securities portfolio consists of low income housing tax-exempt bonds and private label residential MBS. Low income housing tax-exempt bonds share similar risk characteristics with the Company's CRE, non-owner occupied or construction and land loan pools, given the similarity in underlying assets or collateral. Accordingly, expected credit losses on HTM securities are estimated using the same models and approaches as these loan pools, which utilize risk parameters (PD, LGD and EAD) in the measurement of expected credit losses. The historical data used to estimate probability of default and severity of loss in the event of default is derived or obtained from internal and external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical losses. Accrued interest receivable on HTM securities, which is included in Other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
The credit loss model under ASC 326-30, applicable to AFS debt securities, requires recognition of credit losses through an allowance account with credit losses recognized once securities become impaired. For AFS debt securities, a decline in fair value due to credit loss results in recognition of an ACL. Impairment may result from credit deterioration of the issuer or collateral underlying the security. An assessment to determine whether a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an ACL for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security's fair value is less than its amortized cost basis. Subsequent changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when a credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on AFS debt securities, which is included in Other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
For each AFS security in an unrealized loss position, the Company also considers: 1) its intent to retain the security until anticipated recovery of the security's fair value; and 2) whether it is more-likely-than not that the Company would be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security is written down to its fair value and the write-down is charged against the ACL with any incremental impairment recorded in earnings.
Charge-offs are made through reversal of the ACL and a direct charge to the amortized cost basis of the AFS security. The Company considers the following events to be indicators that a charge-off should be taken: 1) bankruptcy of the issuer; 2) significant adverse event(s) affecting the issuer in which it is improbable for the issuer to make its remaining payments on the security; and 3) significant loss of value of the underlying collateral behind a security. Recoveries on debt securities, if any, are recorded in the period received.
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
Loans held for sale
The Company's loans HFS are primarily purchased and originated loans to be sold or securitized through its mortgage banking business. Loans HFS are reported at either fair value, or the lower of cost or fair value, depending on the acquisition source. The Company has elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Alternatively, delinquent loans repurchased under the terms of the GNMA MBS program, referred to as EBO loans, are reported at the lower of cost or fair value. For EBO loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance and any changes in the valuation allowance are included in Net gain on loan origination and sale activities in the Consolidated Income Statement.
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
Recognition of interest income on non-government guaranteed or uninsured loans HFS is suspended and accrued unpaid interest receivable is reversed through interest income when loans become 90 days delinquent or when recovery of income and principal becomes doubtful. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For government guaranteed or insured loans HFS that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture and notes rates, as adjusted for probability of default for FHA loans and at the note rate for VA and USDA loans.
If management determines that it no longer intends to sell loans classified as HFS, such loans will be transferred to loans HFI. Loans transferred from HFS to HFI are transferred at amortized cost and any valuation allowance previously recorded is reversed and recognized in earnings at the time of the transfer. The loans are then evaluated to determine the ACL in accordance with the Company's policy as described in the Allowance for credit losses on loans HFI section within this note.
Loans held for investment
Loans HFI are loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the amount of unpaid principal, adjusted for unamortized net deferred fees and costs, premiums and discounts, and charge-offs. In addition, the amortized cost basis of loans subject to fair value hedges are adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
The Company may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, past due and nonaccrual status, and TDR loans. The Company may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credit losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 5. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements.
In applying the effective yield method to loans, the Company generally applies the contractual method whereby loan fees collected for the origination of loans less direct loan origination costs (net deferred fees), as well as premiums and discounts and certain purchase accounting adjustments, are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of net deferred fees is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a line of credit, net deferred loan fees are recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. When loans are repaid, any remaining unamortized balances of premiums, discounts, or net deferred fees are recognized as interest income.
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
For all loans HFI, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed, and the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company may recognize income on a cash basis when a payment is received for those nonaccrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the loan principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Reference Rate Reform
On March 5, 2021, the United Kingdom administrator of LIBOR announced that the 1-month, 3-month, 6-month and 12-month US dollar LIBOR settings would cease to exist after June 30, 2023. The US federal banking agencies issued a statement in November 2020 encouraging banks to transition away from US dollar LIBOR as soon as practicable and to stop entering into new contracts that use US dollar LIBOR by December 31, 2021. The Bank began offering three alternative rate indices (Ameribor, SOFR, and BSBY) on its loans in the second half of 2021, with Ameribor as its preferred rate index and ceased offering loans indexed to US dollar LIBOR on December 31, 2021. Loans indexed to US dollar LIBOR will be converted to Ameribor, SOFR, or BSBY. The Company applied the optional expedient in Topic 848 for such conversions by prospectively adjusting the effective interest rate. For the Company's borrowing arrangements currently indexed to LIBOR, the paying agent is responsible for choosing the alternate rate index.
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
Acceptable risk. Consist of loans with an acceptable primary source of repayment but a less than preferable secondary source of repayment. Cash flow is adequate to service debt but there is minimal excess cash flow. Leverage is moderate or high.

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
Allowance for credit losses on loans HFI
Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the ACL. The ACL is an estimate of life-of-loan losses for the Company's loans HFI. The ACL is a valuation account that is deducted from the amortized cost basis of a loan to present the net amount expected to be collected on the loan. The estimate of expected credit losses excludes accrued interest receivable on these loans, except for accrued interest related to the Residential-EBO loan pool. Accrued interest receivable, net of an ACL on the Residential-EBO loan pool, is included in Other assets on the Consolidated Balance Sheet. The ACL on loans HFI includes an estimate of future net charge-offs as well as an offset for expected recoveries of amounts previously charged-off. The Company formally re-evaluates and establishes the appropriate level of the ACL on a quarterly basis.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio or particular segments of the loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense in those future periods. The allowance level is influenced by loan volumes and mix, average remaining maturities, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: first, an asset-specific component involving individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans and second, a pooled component for estimated expected credit losses for loans that share similar risk characteristics.
Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with a determination of credit rating. With the exception of residential loans, all accruing loans graded substandard or worse with a total commitment of $1.0 million or more are evaluated on an individual basis. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals, and assessment of borrower guarantees.
Loans that share similar risk characteristics with other loans
In estimating the component of the ACL for loans that share similar risk characteristics, loans are segregated into loan segments with shared risk characteristics. The Company's primary portfolio segments align with the methodology applied in estimating the ACL under CECL. Loans are designated and pooled into loan segments based on product types, business lines, and other risk characteristics.
In determining the ACL, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (PD, LGD, and EAD), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using a single economic scenario and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models define default as loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial and CRE, owner-occupied loan segments. Output reversion is used for the commercial and industrial and CRE, owner-occupied loan segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the warehouse lending and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed to estimate LGD. Factors utilized in calculating average LGD vary for each loan segment and are further described below. EAD refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate consideration of different probability weighted economic scenarios, current trends and conditions that are not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the ACL on loans for each of the loan portfolio segments identified:
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
Tech & innovation
The tech & innovation portfolio segment is comprised of commercial loans that are originated within this business line and are not collateralized by real estate. The source of repayment of these loans is generally expected to be the income that is generated from the business or contributions from ownership to sustain the business's growth model. Expected credit losses for this loan segment are estimated using internally-developed models. These models incorporate market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include average investment to GDP and treasury yields. LGD and the prepayment rate assumption for EAD are driven by unemployment levels for this loan segment.

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
Commercial real estate, owner-occupied
The CRE, owner-occupied portfolio segment is comprised of commercial loans that are collateralized by real estate, where the borrower has a business that occupies the property. These loans are typically entered into for the purpose of providing real estate finance or improvement. The primary source of repayment of these loans is the income generated by the business and where rental or sale of the property may provide secondary support for the loan. These loans are sensitive to general economic conditions as well as the market valuation of CRE properties. The PD estimate for this loan segment is modeled using the same model as the commercial and industrial loan segment. LGD for this loan segment is driven by property appreciation and the prepayment rate assumption for EAD is driven by unemployment levels.
Hotel franchise finance
The hotel franchise finance segment is comprised of loans that are originated within this business line and are collateralized by real estate, where the owner is not the primary tenant. These loans are typically entered into for the purpose of financing or the improvement of commercial investment properties. The primary source of repayment of these loans are the rents paid by tenants and where the sale of the property may provide secondary support for the loan. These loans are sensitive to the market valuation of CRE properties, rental rates, and general economic conditions. The vendor model used to estimate expected credit losses for this loan segment projects PD and EAD based on multiple macroeconomic scenarios by modeling how macroeconomic conditions affect the commercial real estate market. Real estate market factors utilized in this model include vacancy rate, rental growth rate, net operating income growth rate, and commercial property price changes for each specific property type. The model then incorporates loan and property-level characteristics including debt coverage, leverage, collateral size, seasoning, and property type. LGD for this loan segment is derived from a non-modeled approach that is driven by property appreciation and the prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
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
Residential
The residential loan portfolio segment is comprised of loans collateralized primarily by first liens on 1-4 residential family properties and home equity lines of credit that are collateralized by either first liens or junior liens on residential properties. The primary source of repayment of these loans is the value of the property and the capacity of the owner to make payments on the loan. Unemployment rates and the market valuation of residential properties will impact the ultimate repayment of these loans. The residential mortgage loan model is a vendor model that projects PD, LGD severity, prepayment rate, and EAD to calculate expected losses. The model is intended to capture the borrower's payment behavior during the lifetime of the residential loan by incorporating loan level characteristics such as loan type, coupon, age, loan-to-value, and credit score and economic conditions such as Home Price Index, interest rate, and unemployment rate. A default event for residential loans is defined as 60 days or more past due, with property appreciation as the driver for LGD results. The prepayment rate assumption for EAD for residential loans is based on industry prepayment history.
PD for HELOCs is derived from an internally-developed model that incorporates loan level information such as delinquency status, loan term, and FICO score and macroeconomic conditions such as property appreciation. LGD for this loan segment is driven by property appreciation and lien position. EAD for HELOCs is calculated based on utilization rate assumptions using a non-modeled approach and also incorporates management judgment.
Residential - EBO
The residential EBO loan portfolio segment is comprised of government guaranteed or insured loans collateralized primarily by first liens on 1-4 residential family properties purchased from GNMA pools, which were at least three months delinquent at the time of purchase. These loans differ from the residential loans included in the Company's Residential loan portfolio segment as the principal balance of these loans are government guaranteed or insured. The Company has not recognized an ACL on this portfolio segment as management's expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current and forecasted conditions, is zero.
The estimate of expected credit losses related to accrued interest and other fees for the Residential-EBO loan pool is based on an expected loss methodology that incorporates risk parameters, PD and LGD, which are derived from an internally-developed statistical model. PD is derived from from delinquency transition rates based on historical data and LGD is derived from historical losses.
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
Transfers of financial assets
A transfer of a financial asset is accounted for as a sale when control over the asset has been surrendered. Control over a transferred asset is deemed surrendered when the: 1) asset has been isolated from the Company; 2) transferee obtains the right to pledge or exchange the transferred asset; and 3) Company no longer maintains effective control over the transferred asset through an agreement to repurchase the transferred asset before maturity. If a transfer of a financial asset does not qualify as a sale, the proceeds from the transfer are accounted for as a secured borrowing.

Premises and equipment
Premises and equipment amounts are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Depreciation and amortization is computed using the following estimated lives:

Years
Bank premises	31
Furniture, fixtures, and equipment	3 - 10
Leasehold improvements	3 - 10
Software	1 - 8
Management periodically reviews premises and equipment in order to determine whether facts and circumstances suggest that the value of an asset is not recoverable.
Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate ACL on off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is classified in Other liabilities on the Consolidated Balance Sheet. The ACL on off-balance sheet credit exposures is adjusted through increases or decreases to the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of EAD that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for the Company's other loan portfolio segments described in the ACL on loans HFI section within this note. The Company does not record a credit loss estimate for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.
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
The Company may in the ordinary course of business sell MSRs and will recognize, as of the trade date, a gain or loss on the sale equal to the difference between the carrying value of the transferred MSRs and the estimated proceeds to be received as consideration. The Company subsequently derecognizes MSRs when substantially all of the risks and rewards of ownership are irrevocably passed to the transferee and any protection provisions retained by the Company are minor and can be reasonably estimated, which typically occurs on the settlement date. Protection provisions are considered to be minor if the obligation created by such provisions is estimated to be no more than 10 percent of the sales price and the Company retains the risk of prepayment for no more than 120 days. The Company records an estimated liability for retained protection provisions as of the trade date, with any changes in the estimated liability recorded in earnings. In addition, fees to transfer loans associated with the sold MSRs to a new servicer are also recorded on the settlement date. Gains or losses on sales of MSRs, net of retained protection provisions, and transfer fees are included in Net loan servicing revenue in the Consolidated Income Statement.
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
The Company’s intangible assets consist of correspondent relationships, operating licenses, tradenames, core deposit intangibles, customer relationships, and developed technology assets that are being amortized over periods of five to 40 years. See "Note 2. Mergers, Acquisitions and Dispositions" of these Notes to Consolidated Financial Statements for discussion of the intangible assets acquired in the AmeriHome and DST acquisitions.
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the years ended December 31, 2022, 2021, or 2020.
Low income housing and renewable energy tax credits
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company accounts for its low income housing investments using the proportional amortization method. Renewable energy projects are accounted for under the deferral method, whereby the investment tax credits are reflected as an immediate reduction in income taxes payable and the carrying value of the asset in the period that the investment tax credits are claimed. See "Note 17. Income Taxes of these Notes to Consolidated Financial Statements for further discussion.
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
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statement. The face amount of the underlying life insurance policies was $456 million and $463 million as of December 31, 2022 and 2021, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Credit linked notes
Credit linked notes are structured to effectively transfer the risk of first losses on a reference pool of loans and are considered to be free standing credit enhancements. These notes are recorded at the amount of the proceeds received, net of debt issuance costs. In addition, as the credit guarantee component of these notes is considered to be free standing, the ACL measured on the reference pool of loans in accordance with ASC 326 is not reduced by the credit guarantee. Rather, a contra debt balance equal to the estimated ACL on the reference pool of loans is recorded, which reduces the carrying value of the notes. The initial contra debt balance and subsequent adjustments are recorded with a corresponding gain or loss on recovery from credit guarantees recognized in earnings.
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
Sales of common stock under ATM program
The Company has a distribution agency agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., under which the Company may sell shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock is sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Any sales under the ATM program are made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). See "Note 13. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of this program.
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
The Company uses interest rate contracts to mitigate interest-rate risk associated with changes to the fair value of certain fixed-rate financial instruments (fair value hedges). Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the same line item as the offsetting loss or gain on the related interest rate contracts during the period of change. For loans, the gain or loss on the hedged item is included in interest income and for subordinated debt, the gain or loss on the hedged items was included in interest expense.

Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. The Company enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated rather than purchased, and intended for HFI classification. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments, interest rate futures, and interest rate swaps. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Off-balance sheet instruments
In the ordinary course of business, the Company enters into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when funded. These off-balance sheet financial instruments impact, to varying degrees, elements of credit risk in excess of amounts recognized on the Consolidated Balance Sheet. Losses could be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and, in certain instances, may be unconditionally cancellable. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
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
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2022 and 2021. The estimated fair value amounts for December 31, 2022 and 2021 have been measured as of period-end and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Investment securities
The fair values of U.S. treasury and certain other debt securities as well as publicly-traded CRA investments and exchange-listed common and preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
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
Loans HFI
The fair value of loans HFI is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third-party independent valuation. As a result, the fair value for loans HFI is categorized as Level 3 in the fair value hierarchy.
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
Derivative financial instruments
All derivatives are recognized on the Consolidated Balance Sheets at fair value. The valuation methodologies used to estimate the fair value of derivative instruments varies by type. Interest rate contracts, foreign currency contracts, and forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market price, contracted selling price, or market price equivalent. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
Deposits
The fair value for demand and savings deposits is by definition equal to the amount payable on demand at the reporting date (that is, their carrying amount), as these deposits do not have a contractual term. The carrying amount for variable rate deposit accounts approximates their fair value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of deposit liabilities is categorized as Level 2 in the fair value hierarchy.
FHLB advances and repurchase agreements
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The carrying value of FHLB advances and repurchase agreements approximate their fair values due to their short durations and have been categorized as Level 2 in the fair value hierarchy.
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
Net DTAs are recorded to the extent that these assets will more-likely-than-not be realized. In making these determinations, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income, and recent operating results. If it is determined that deferred income tax assets to be realized in the future are in excess of their net recorded amount, an adjustment to the valuation allowance will be recorded, which will reduce the Company's provision for income taxes.
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
Non-interest income
Non-interest income includes revenue associated with mortgage banking and commercial banking activities, investment securities, equity investments, and BOLI. These non-interest income streams are primarily generated by different types of financial instruments held by the Company for which there is specific accounting guidance and therefore, are not within the scope of ASC 606, Revenue from Contracts with Customers.
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

2. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of Digital Disbursements
On January 25, 2022, the Company completed its acquisition of DST, doing business as Digital Disbursements, a digital payments platform for the class action legal industry. The acquisition of DST extends the Company's digital payment efforts by providing a digital payments platform for the class action market and broader legal industry.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values, which are final as of December 31, 2022. During the measurement period (not to exceed one year from the acquisition date), the fair values of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the year ended December 31, 2022, the Company adjusted its initial provisional estimates for identified intangible assets based on new available information regarding conditions that existed as of the acquisition date, and recognized a decrease of $7.4 million to the fair value of identified intangible assets as a result of adjustments to certain valuation inputs. This measurement period adjustment resulted in a $0.5 million reduction in previously recorded amortization expense which is a component of Other expense in the Consolidated Income Statement.
Total consideration of $57.0 million, comprised of cash paid at closing of $50.6 million and contingent consideration with an estimated fair value of $6.4 million, was exchanged for all of the issued and outstanding membership interests of DST. The terms of the acquisition include a contingent consideration arrangement that is based on performance for the three year period subsequent to the acquisition. There is no required minimum or maximum payment amount specified under the terms of the contingent consideration agreement. During the year ended December 31, 2022, the Company adjusted its initial provisional estimate of the fair value of the contingent consideration and recognized a decrease of $10.8 million due to new available information regarding conditions that existed as of the acquisition date and adjustments to certain valuation inputs. The fair value of the contingent consideration recognized on the acquisition date was estimated using a discounted cash flow approach.
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. Acquisition and restructure expenses related to the DST acquisition of $0.4 million for the year ended December 31, 2022, were included as a component of non-interest expense in the Consolidated Income Statement, all of which are acquisition related costs as defined by ASC 805.
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
Goodwill in the amount of $36.6 million was recognized, of which $31.8 million is expected to be deductible for tax purposes. Goodwill was allocated entirely to the Consumer Related segment and represents the strategic, operational, and financial benefits expected from the acquisition, including expansion of the Company's settlement services offerings, diversification of its revenue sources, and post-acquisition synergies from integrating Digital Disbursements, as well as the value of the acquired workforce.
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
Total cash consideration of $1.2 billion was paid in exchange for all of the issued and outstanding membership interests of Aris. AmeriHome's results of operations have been included in the Company's results beginning April 7, 2021 and are reported as part of the Consumer Related segment. No acquisition and restructure expenses related to the AmeriHome acquisition were recognized during the year ended December 31, 2022. For the year ended December 31, 2021, the Company recognized $15.3 million in acquisition and restructure expenses related to the AmeriHome acquisition, which included $3.4 million of acquisition related costs, as defined by ASC 805.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values, which were considered final as of March 31, 2022.

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

	December 31,
	2021	2020
	(in millions)
Interest income	$1,679.9	$1,322.6
Non-interest income	470.5	902.7
Net income	909.7	931.2

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$198	$—	$(39)	$159
Tax-exempt	1,091	—	(138)	953
Total HTM securities	$1,289	$—	$(177)	$1,112

Available-for-sale debt securities
CLO	$2,796	$—	$(90)	$2,706
Commercial MBS issued by GSEs	104	1	(8)	97
Corporate debt securities	429	—	(39)	390
Private label residential MBS	1,442	—	(243)	1,199
Residential MBS issued by GSEs	2,123	—	(383)	1,740
Tax-exempt	1,004	2	(115)	891
Other	75	6	(12)	69
Total AFS debt securities	$7,973	$9	$(890)	$7,092

Equity securities
Common stock	$4	$—	$(1)	$3
CRA investments	53	—	(4)	49
Preferred stock	116	—	(8)	108
Total equity securities	$173	$—	$(13)	$160

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$217	$—	$(2)	$215
Tax-exempt	890	43	(2)	931
Total HTM securities	$1,107	$43	$(4)	$1,146

Available-for-sale debt securities
CLO	$926	$1	$(1)	$926
Commercial MBS issued by GSEs	68	1	—	69
Corporate debt securities	383	9	(9)	383
Private label residential MBS	1,529	3	(24)	1,508
Residential MBS issued by GSEs	2,028	7	(42)	1,993
Tax-exempt	1,145	71	(1)	1,215
U.S. treasury securities	13	—	—	13
Other	75	11	(4)	82
Total AFS debt securities	$6,167	$103	$(81)	$6,189

Equity securities
CRA investments	$45	$—	$—	$45
Preferred stock	107	8	(1)	114
Total equity securities	$152	$8	$(1)	$159
Securities with carrying amounts of approximately $1.7 billion and $2.2 billion at December 31, 2022 and 2021, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$81	$2,467	$9	$216	$90	$2,683
Commercial MBS issued by GSEs	4	46	4	14	8	60
Corporate debt securities	28	263	11	120	39	383
Private label residential MBS	27	279	216	912	243	1,191
Residential MBS issued by GSEs	82	600	301	1,101	383	1,701
Tax-exempt	93	752	22	78	115	830
Other	4	26	8	26	12	52
Total AFS securities	$319	$4,433	$571	$2,467	$890	$6,900

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$1	$171	$—	$—	$1	$171
Commercial MBS issued by GSEs	1	19	—	—	1	19
Corporate debt securities	9	107	—	—	9	107
Private label residential MBS	24	1,250	—	—	24	1,250
Residential MBS issued by GSEs	32	1,356	9	142	41	1,498
Tax-exempt	1	141	—	—	1	141
Other	—	2	4	28	4	30
Total AFS securities	$68	$3,046	$13	$170	$81	$3,216
The total number of AFS debt securities in an unrealized loss position at December 31, 2022 is 832, compared to 179 at December 31, 2021.
On a quarterly basis, the Company performs an impairment analysis on its AFS debt securities that are in an unrealized loss position at the end of the period to determine whether credit losses should be recognized on these securities. Qualitative considerations made by the Company in its impairment analysis are further discussed below.
Government Issued Securities
Commercial and residential MBS are issued by either government agencies or GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies. Further, principal and interest payments on these securities continue to be made on a timely basis.
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
Based on the qualitative factors noted above and as the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, no credit losses have been recognized on these securities during the years ended December 31, 2022 and 2021. In addition, as of December 31, 2022 and 2021, no ACL on the Company's AFS securities has been recognized.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Year Ended December 31, 2022
	Balance, December 31, 2021	Provision for Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$—	$—	$—	$5.2

	Year Ended December 31, 2021:
	Balance, December 31, 2020	Recovery of Credit Losses	Charge-offs	Recoveries	Balance December 31, 2021
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.8	$(1.6)	$—	$—	$5.2
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $4 million and $3 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2022 and 2021, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	December 31, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$198	$198
Tax-exempt	—	—	—	—	—	—	1,091	1,091
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,289	$1,289

Available-for-sale debt securities
CLO	$310	$—	$2,121	$275	$—	$—	$—	$2,706
Commercial MBS issued by GSEs	—	97	—	—	—	—	—	97
Corporate debt securities	—	—	—	74	316	—	—	390
Private label residential MBS	1,158	—	41	—	—	—	—	1,199
Residential MBS issued by GSEs	—	1,740	—	—	—	—	—	1,740
Tax-exempt	11	15	392	425	—	—	48	891
Other	—	—	9	9	27	6	18	69
Total AFS securities (1)	$1,479	$1,852	$2,563	$783	$343	$6	$66	$7,092

Equity securities
Common stock	$—	$—	$—	$—	$—	$—	$3	$3
CRA investments	—	24	—	—	—	—	25	49
Preferred stock	—	—	—	—	82	17	9	108
Total equity securities (1)	$—	$24	$—	$—	$82	$17	$37	$160
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2021
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$217	$217
Tax-exempt	—	—	—	—	—	—	890	890
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,107	$1,107

Available-for-sale debt securities
CLO	$45	$—	$636	$245	$—	$—	$—	$926
Commercial MBS issued by GSEs	—	69	—	—	—	—	—	69
Corporate debt securities	—	—	—	45	319	19	—	383
Private label residential MBS	1,420	—	87	—	1	—	—	1,508
Residential MBS issued by GSEs	—	1,993	—	—	—	—	—	1,993
Tax-exempt	43	40	469	629	—	—	34	1,215
U.S. treasury securities	—	13	—	—	—	—	—	13
Other	—	—	12	10	30	10	20	82
Total AFS securities (1)	$1,508	$2,115	$1,204	$929	$350	$29	$54	$6,189

Equity securities
CRA investments	$—	$28	$—	$—	$—	$—	$17	$45
Preferred stock	—	—	—	—	79	20	15	114
Total equity securities (1)	$—	$28	$—	$—	$79	$20	$32	$159
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2022, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of December 31, 2022, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2022
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$9	$9
After one year through five years	17	17
After five years through ten years	29	28
After ten years	1,036	900
Mortgage-backed securities	198	158
Total HTM securities	$1,289	$1,112

Available-for-sale
Due in one year or less	$1	$1
After one year through five years	170	159
After five years through ten years	1,136	1,086
After ten years	2,997	2,810
Mortgage-backed securities	3,669	3,036
Total AFS securities	$7,973	$7,092
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Available-for-sale securities
Gross gains	$7.6	$8.4	$0.4
Gross losses	(0.2)	—	(0.2)
Net gains on AFS securities	$7.4	$8.4	$0.2

Equity securities
Gross gains	$—	$0.1	$—
Gross losses	(0.5)	(0.2)	—
Net losses on equity securities	$(0.5)	$(0.1)	$—
During the years ended December 31, 2022 and 2021, the Company sold securities with a carrying value of $170 million and $161 million, respectively, and recognized net gains of $7.4 million and $8.4 million, respectively. These sales were largely related to the Company's interest rate management actions to secure gains on tax-exempt municipal securities that were purchased at a discount at the onset of the COVID-19 pandemic. During the year ended December 31, 2020, the Company did not have significant sales of investment securities.

4. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans to be sold or securitized through its AmeriHome mortgage banking business channel. The following is a summary of loans HFS by type:

	December 31,
	2022	2021
	(in millions)
Government-insured or guaranteed:
EBO (1)	$—	$1,693
Non-EBO	591	1,396
Total government-insured or guaranteed	591	3,089
Agency-conforming	593	2,483
Non-agency	—	63
Total loans HFS	$1,184	$5,635
(1)    EBO loans are delinquent FHA, VA, or USDA loans repurchased under the terms of the GNMA MBS program that can be repooled or resold when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
During the year ended December 31, 2022, the Company transferred the remaining balance of its EBO loans from HFS to HFI.
The following is a summary of the net gain on loan purchase, origination, and sale activities:

	Year Ended December 31,
	2022	2021 (2)
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$719.7	$763.8
Net proceeds from sale of loans (1)	(1,076.6)	(465.3)
Provision for and change in estimate of liability for losses under representations and warranties, net	1.7	(0.6)
Change in fair value of loans HFS	(6.8)	(0.3)
Change in fair value of derivatives related to loans HFS:
Unrealized loss on derivatives	(5.9)	(69.9)
Realized gain on derivatives	408.0	20.1
Total change in fair value of derivatives	402.1	(49.8)
Net gain on loans HFS	$40.1	$247.8
Loan acquisition and origination fees	63.9	78.4
Net gain on loan origination and sale activities	$104.0	$326.2
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.
(2)    Period from April 7, 2021, the acquisition date of AmeriHome, through December 31, 2021.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	December 31,
	2022	2021
	(in millions)
Warehouse lending	$5,561	$5,156
Municipal & nonprofit	1,524	1,579
Tech & innovation	2,293	1,418
Equity fund resources	3,717	3,830
Other commercial and industrial	7,793	6,465
CRE - owner occupied	1,656	1,723
Hotel franchise finance	3,807	2,534
Other CRE - non-owner occupied	5,457	3,952
Residential	13,996	9,243
Residential - EBO	1,884	—
Construction and land development	3,995	3,006
Other	179	169
Total loans HFI	51,862	39,075
Allowance for credit losses	(310)	(252)
Total loans HFI, net of allowance	$51,552	$38,823
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $141 million and $86 million reduced the carrying value of loans as of December 31, 2022 and 2021, respectively. Net unamortized purchase premiums on acquired and purchased loans of $195 million and $185 million increased the carrying value of loans as of December 31, 2022 and 2021, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	December 31, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$7	$7	$—
Tech & innovation	—	1	1	—
Other commercial and industrial	1	23	24	—
CRE - owner occupied	10	2	12	—
Hotel franchise finance	—	10	10	—
Other CRE - non-owner occupied	5	3	8	—
Residential	—	19	19	—
Residential - EBO	—	—	—	582
Construction and land development	4	—	4	—
Total	$20	$65	$85	$582
Loans contractually delinquent by 90 days or more and still accruing totaled $582 million at December 31, 2022 and consist entirely of government guaranteed EBO residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $4.7 million, $5.3 million, and $5.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,561	$—	$—	$—	$—	$5,561
Municipal & nonprofit	1,524	—	—	—	—	1,524
Tech & innovation	2,270	23	—	—	23	2,293
Equity fund resources	3,717	—	—	—	—	3,717
Other commercial and industrial	7,791	2	—	—	2	7,793
CRE - owner occupied	1,656	—	—	—	—	1,656
Hotel franchise finance	3,807	—	—	—	—	3,807
Other CRE - non-owner occupied	5,454	3	—	—	3	5,457
Residential	13,955	37	4	—	41	13,996
Residential - EBO	969	217	116	582	915	1,884
Construction and land development	3,995	—	—	—	—	3,995
Other	178	1	—	—	1	179
Total loans	$50,877	$283	$120	$582	$985	$51,862

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,156	$—	$—	$—	$—	$5,156
Municipal & nonprofit	1,579	—	—	—	—	1,579
Tech & innovation	1,418	—	—	—	—	1,418
Equity fund resources	3,830	—	—	—	—	3,830
Other commercial and industrial	6,465	—	—	—	—	6,465
CRE - owner occupied	1,723	—	—	—	—	1,723
Hotel franchise finance	2,534	—	—	—	—	2,534
Other CRE - non-owner occupied	3,952	—	—	—	—	3,952
Residential	9,191	51	1	—	52	9,243
Construction and land development	3,006	—	—	—	—	3,006
Other	169	—	—	—	—	169
Total loans	$39,023	$51	$1	$—	$52	$39,075

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$397	$41	$152	$—	$—	$—	$4,928	$5,518
Special mention	43	—	—	—	—	—	—	43
Classified	—	—	—	—	—	—	—	—
Total	$440	$41	$152	$—	$—	$—	$4,928	$5,561

Municipal & nonprofit
Pass	$107	$185	$187	$78	$43	$917	$—	$1,517
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	7	—	7
Total	$107	$185	$187	$78	$43	$924	$—	$1,524

Tech & innovation
Pass	$813	$374	$87	$66	$4	$1	$853	$2,198
Special mention	36	22	3	—	—	—	20	81
Classified	2	12	—	—	—	—	—	14
Total	$851	$408	$90	$66	$4	$1	$873	$2,293

Equity fund resources
Pass	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717

Other commercial and industrial
Pass	$2,968	$1,272	$262	$277	$312	$206	$2,406	$7,703
Special mention	—	44	—	—	—	—	3	47
Classified	3	21	10	3	3	1	2	43
Total	$2,971	$1,337	$272	$280	$315	$207	$2,411	$7,793

CRE - owner occupied
Pass	$338	$359	$174	$157	$211	$339	$29	$1,607
Special mention	—	—	—	—	—	1	—	1
Classified	—	14	7	1	5	10	11	48
Total	$338	$373	$181	$158	$216	$350	$40	$1,656

Hotel franchise finance
Pass	$1,762	$726	$54	$528	$290	$103	$118	$3,581
Special mention	—	—	26	—	—	—	—	26
Classified	18	20	—	117	45	—	—	200
Total	$1,780	$746	$80	$645	$335	$103	$118	$3,807

Other CRE - non-owner occupied
Pass	$2,344	$1,201	$870	$264	$160	$218	$315	$5,372
Special mention	3	38	—	12	—	—	1	54
Classified	—	4	—	12	10	5	—	31
Total	$2,347	$1,243	$870	$288	$170	$223	$316	$5,457

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Residential
Pass	$4,041	$8,474	$878	$308	$150	$90	$36	$13,977
Special mention	—	—	—	—	—	—	—	—
Classified	6	9	—	3	1	—	—	19
Total	$4,047	$8,483	$878	$311	$151	$90	$36	$13,996

Residential - EBO
Pass	$3	$268	$712	$454	$191	$256	$—	$1,884
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$3	$268	$712	$454	$191	$256	$—	$1,884

Construction and land development
Pass	$1,533	$815	$273	$14	$—	$—	$1,258	$3,893
Special mention	—	—	98	—	—	—	—	98
Classified	—	—	—	4	—	—	—	4
Total	$1,533	$815	$371	$18	$—	$—	$1,258	$3,995

Other
Pass	$23	$10	$13	$5	$2	$61	$64	$178
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	—	—	—
Total	$23	$10	$13	$5	$2	$62	$64	$179

Total by Risk Category
Pass	$15,349	$14,914	$3,853	$2,167	$1,363	$2,191	$11,308	$51,145
Special mention	82	104	127	12	—	2	24	351
Classified	29	80	17	140	64	23	13	366
Total	$15,460	$15,098	$3,997	$2,319	$1,427	$2,216	$11,345	$51,862

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Warehouse lending
Pass	$243	$12	$—	$—	$—	$—	$4,901	$5,156
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$243	$12	$—	$—	$—	$—	$4,901	$5,156

Municipal & nonprofit
Pass	$129	$195	$101	$53	$219	$878	$4	$1,579
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$129	$195	$101	$53	$219	$878	$4	$1,579

Tech & innovation
Pass	$763	$157	$101	$6	$—	$1	$334	$1,362
Special mention	26	5	—	—	—	—	8	39
Classified	3	5	7	—	—	—	2	17
Total	$792	$167	$108	$6	$—	$1	$344	$1,418

Equity fund resources
Pass	$9	$2	$—	$—	$2	$—	$3,817	$3,830
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$9	$2	$—	$—	$2	$—	$3,817	$3,830

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
	(in millions)
Other commercial and industrial
Pass	$2,911	$360	$387	$210	$80	$98	$2,306	$6,352
Special mention	5	27	22	18	—	—	15	87
Classified	—	10	6	2	1	—	7	26
Total	$2,916	$397	$415	$230	$81	$98	$2,328	$6,465

CRE - owner occupied
Pass	$417	$199	$220	$190	$278	$322	$56	$1,682
Special mention	—	—	—	10	—	2	—	12
Classified	2	2	1	5	8	11	—	29
Total	$419	$201	$221	$205	$286	$335	$56	$1,723

Hotel franchise finance
Pass	$721	$205	$659	$332	$135	$64	$123	$2,239
Special mention	—	—	88	51	—	—	—	139
Classified	30	—	99	16	11	—	—	156
Total	$751	$205	$846	$399	$146	$64	$123	$2,534

Other CRE - non-owner occupied
Pass	$1,398	$755	$673	$279	$186	$283	$315	$3,889
Special mention	15	—	10	—	—	1	—	26
Classified	—	—	4	5	—	17	11	37
Total	$1,413	$755	$687	$284	$186	$301	$326	$3,952

Residential
Pass	$7,459	$1,019	$396	$201	$42	$75	$36	$9,228
Special mention	—	—	—	—	—	—	—	—
Classified	9	1	3	1	—	1	—	15
Total	$7,468	$1,020	$399	$202	$42	$76	$36	$9,243

Construction and land development
Pass	$958	$632	$394	$112	$4	$—	$870	$2,970
Special mention	—	22	—	—	6	—	—	28
Classified	1	4	1	—	—	—	2	8
Total	$959	$658	$395	$112	$10	$—	$872	$3,006

Other
Pass	$16	$12	$4	$4	$4	$82	$46	$168
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	1	—	1
Total	$16	$12	$4	$4	$4	$83	$46	$169

Total by Risk Category
Pass	$15,024	$3,548	$2,935	$1,387	$950	$1,803	$12,808	$38,455
Special mention	46	54	120	79	6	3	23	331
Classified	45	22	121	29	20	30	22	289
Total	$15,115	$3,624	$3,176	$1,495	$976	$1,836	$12,853	$39,075
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

The following table presents TDR loans by loan portfolio segment:

	December 31, 2022		December 31, 2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in millions)
Tech & innovation	—	$—	2	$2
Other commercial and industrial	4	2	7	6
CRE - owner occupied	1	1	1	1
Hotel franchise finance	1	10	—	—
Other CRE - non-owner occupied	1	1	5	11
Construction and land development	—	—	1	1
Total	7	$14	16	$21
The ACL on TDR loans totaled $4 million and zero as of December 31, 2022 and 2021, respectively. There were no outstanding commitments on TDR loans as of December 31, 2022 and 2021.
During the year ended December 31, 2022, the Company had three new TDR loans with a recorded investment of $11 million, compared to nine new TDR loans with a recorded investment of $13 million during the year ended December 31, 2021. No principal amounts were forgiven and there were no waived fees or other expenses resulting from these TDR loans.
A TDR loan is deemed to have a payment default when it becomes past due 90 days under the modified terms, goes on nonaccrual status, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the ACL. During the year ended December 31, 2022, there were no loans for which there was a payment default within 12 months following the modification. During the year ended December 31, 2021, there was one commercial and industrial loan with a recorded investment of $2 million for which there was a payment default within 12 months following the modification, which resulted in a charge-off of $2 million.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31,
	2022			2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$7	$7	$—	$—	$—
Tech & innovation	—	6	6	—	—	—
Other commercial and industrial	—	30	30	—	13	13
CRE - owner occupied	42	—	42	23	—	23
Hotel franchise finance	186	—	186	156	—	156
Other CRE - non-owner occupied	27	—	27	31	—	31
Construction and land development	4	—	4	4	—	4
Total	$259	$43	$302	$214	$13	$227
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended December 31, 2022.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 3. Investment Securities" of these Notes to Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of December 31, 2022.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Year Ended December 31, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2022
	(in millions)
Warehouse lending	$3.0	$5.4	$—	$—	$8.4
Municipal & nonprofit	13.7	2.2	—	—	15.9
Tech & innovation	25.7	3.0	—	(2.1)	30.8
Equity fund resources	9.6	(3.2)	—	—	6.4
Other commercial and industrial	103.6	(14.4)	8.5	(5.2)	85.9
CRE - owner occupied	10.6	(3.6)	—	(0.1)	7.1
Hotel franchise finance	41.5	5.4	—	—	46.9
Other CRE - non-owner occupied	16.9	30.4	—	(0.1)	47.4
Residential	12.5	17.8	—	(0.1)	30.4
Construction and land development	12.5	15.3	0.5	(0.1)	27.4
Other	2.9	0.4	0.3	(0.1)	3.1
Total	$252.5	$58.7	$9.3	$(7.8)	$309.7

	Year Ended December 31, 2021
	Balance, December 31, 2020	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2021
	(in millions)
Warehouse lending	$3.4	$(0.4)	$—	$—	$3.0
Municipal & nonprofit	15.9	(2.2)	—	—	13.7
Tech & innovation	33.4	(6.2)	2.0	(0.5)	25.7
Equity fund resources	1.9	7.7	—	—	9.6
Other commercial and industrial	94.7	14.0	7.4	(2.3)	103.6
CRE - owner occupied	18.6	(8.0)	—	—	10.6
Hotel franchise finance	43.3	(2.1)	—	(0.3)	41.5
Other CRE - non-owner occupied	39.9	(22.5)	2.0	(1.5)	16.9
Residential	0.8	11.2	—	(0.5)	12.5
Construction and land development	22.0	(9.5)	—	—	12.5
Other	5.0	(2.5)	0.2	(0.6)	2.9
Total	$278.9	$(20.5)	$11.6	$(5.7)	$252.5
Accrued interest receivable on loans totaled $304 million, before the allowance on Residential-EBO loans, and $198 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses, except for accrued interest related to the Residential-EBO loan portfolio segment, which had an allowance of $9 million as of December 31, 2022.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Year Ended December 31,
	2022	2021
	(in millions)
Balance, beginning of period	$37.6	$37.0
Provision for credit losses	9.4	0.6
Balance, end of period	$47.0	$37.6
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	December 31, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,561	$—	$5,561	$8.4	$—	$8.4
Municipal & nonprofit	1,517	7	1,524	13.4	2.5	15.9
Tech & innovation	2,280	13	2,293	30.3	0.5	30.8
Equity fund resources	3,717	—	3,717	6.4	—	6.4
Other commercial and industrial	7,754	39	7,793	80.4	5.5	85.9
CRE - owner occupied	1,612	44	1,656	7.1	—	7.1
Hotel franchise finance	3,607	200	3,807	44.7	2.2	46.9
Other CRE - non-owner occupied	5,428	29	5,457	47.4	—	47.4
Residential	13,996	—	13,996	30.4	—	30.4
Residential EBO	1,884	—	1,884	—	—	—
Construction and land development	3,991	4	3,995	27.4	—	27.4
Other	179	—	179	3.1	—	3.1
Total	$51,526	$336	$51,862	$299.0	$10.7	$309.7

	December 31, 2021
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,156	$—	$5,156	$3.0	$—	$3.0
Municipal & nonprofit	1,579	—	1,579	13.7	—	13.7
Tech & innovation	1,401	17	1,418	22.9	2.8	25.7
Equity fund resources	3,830	—	3,830	9.6	—	9.6
Other commercial and industrial	6,442	23	6,465	101.1	2.5	103.6
CRE - owner occupied	1,699	24	1,723	10.6	—	10.6
Hotel franchise finance	2,378	156	2,534	30.7	10.8	41.5
Other CRE - non-owner occupied	3,917	35	3,952	16.9	—	16.9
Residential	9,243	—	9,243	12.5	—	12.5
Construction and land development	2,998	8	3,006	12.5	—	12.5
Other	169	—	169	2.9	—	2.9
Total	$38,812	$263	$39,075	$236.4	$16.1	$252.5

Loan Purchases and Sales
Loan purchases during each of the years ended December 31, 2022 and 2021 totaled $8.8 billion, which primarily consisted of residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the years ended December 31, 2022 and 2021.
During the year ended December 31, 2022, the Company sold loans with a carrying value of $780 million and recognized a net loss of $8.4 million on these loan sales. During the year ended December 31, 2021, the Company sold loans with a carrying value of $551 million and recognized a net gain of $7.2 million on these loan sales.
6. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Year Ended December 31,
	2022	2021 (1)
	(in millions)
Balance, beginning of period	$698	$—
Acquired in AmeriHome acquisition	—	1,347
Additions from loans sold with servicing rights retained	720	764
MSRs sold	(350)	(1,271)
Change in fair value	192	(2)
Realization of cash flows	(112)	(140)
Balance, end of period	$1,148	$698

Unpaid principal balance of mortgage loans serviced for others	$70,849	$54,348
(1)Period from April 7, 2021, the acquisition date of AmeriHome, through December 31, 2021.
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. During the year ended December 31, 2022, MSR sales had an aggregate net sales price of $350 million and the UPB of loans underlying these sales totaled $24.1 billion. During the period from the AmeriHome acquisition date through December 31, 2021, the Company completed sales of MSRs and related servicing advances with an aggregate net sales price of $1.3 billion and UPB of loans underlying these sales of $97.2 billion. As of December 31, 2022 and 2021, the Company had a remaining receivable balance of $39 million and $83 million related to holdbacks on MSR sales for pending servicing transfer, which was recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $194.5 million for the year ended December 31, 2022, and $138.9 million for the period from the AmeriHome acquisition on April 7, 2021 through December 31, 2021, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of December 31, 2022 and 2021, net servicing advances totaled $102 million and $82 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

December 31, 2022
(in millions)
Fair value of mortgage servicing rights	$1,148
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(46)
Favorable change	38
Discount rate change of 50 basis points
Increase	(23)
Decrease	24
Conditional prepayment rate change of 1%
Increase	(24)
Decrease	26
Cost to service change of 10%
Increase	(15)
Decrease	15
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
7. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2022	2021
	(in millions)
Bank premises	$95	$92
Construction in progress	60	43
Furniture, fixtures, and equipment	97	59
Land and improvements	32	32
Leasehold improvements	66	41
Software	83	41
Total	433	308
Accumulated depreciation and amortization	(157)	(126)
Premises and equipment, net	$276	$182
Depreciation and amortization expense totaled $31.8 million, $20.7 million, and $15.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

8. LEASES
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. As of December 31, 2022, and 2021 the Company's operating lease ROU asset totaled $163 million and $133 million, respectively, and and operating lease liability totaled $185 million and $143 million, respectively. A weighted average discount rate of 2.81%, 2.14%, and 2.80% was used in the measurement of the ROU asset and lease liability as of December 31, 2022, 2021, and 2020 respectively.
The Company's leases have remaining lease terms of one to 11 years, with a weighted average lease term of 7.4 years, 7.5 years, and 7.7 years at December 31, 2022, 2021, 2020, respectively. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of December 31, 2022.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2022:

(in millions)
2023	$18
2024	31
2025	31
2026	28
2027	24
Thereafter	77
Total lease payments	$209
Less: imputed interest	24
Total present value of lease liabilities	$185
The Company also has an additional operating lease for an office location that will commence within the next 12 months and will have a lease term of 8 years. The aggregate future commitment related to this additional lease totals $3 million.
Total operating lease costs of $25.4 million and other lease costs of $4.0 million, which include common area maintenance, parking, and taxes during the year ended December 31, 2022, were included as part of Occupancy expense. For the year ended December 31, 2021, total operating lease costs and other lease costs were $18.8 million and $3.8 million, respectively, and for the year ended December 31, 2020, were $14.0 million and $3.9 million, respectively. Short-term lease costs were not material for the years ended December 31, 2022, 2021, and 2020.
The below table shows the supplemental cash flow information related to the Company's operating leases:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$15.1	$16.3	$13.0
Right-of-use assets obtained in exchange for new operating lease liabilities	51.6	76.7	11.8

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company had goodwill of $527 million and $491 million as of December 31, 2022 and 2021, respectively.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. Based on the Company's annual goodwill and intangibles impairment tests as of October 1 during the years ended December 31, 2022, 2021, and 2020, it was determined that goodwill and intangible assets are not impaired.
The following is a summary of the Company's acquired intangible assets:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$11	$3	$14	$10	$4
Correspondent customer relationships	76	7	69	76	3	73
Customer relationships	18	3	15	3	1	2
Developed technology	4	1	3	—	—	—
Operating licenses	56	2	54	56	1	55
Trade names	10	1	9	9	0	9
	$178	$25	$153	$158	$15	$143
As of December 31, 2022, the Company's intangible assets had a weighted average estimated useful life of 24.2 years. Amortization expense recognized on amortizable intangibles totaled $10.4 million, $6.1 million, and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Below is a summary of future estimated aggregate amortization expense as of December 31, 2022:

(in millions)
2023	$10.5
2024	10.5
2025	9.7
2026	8.8
2027	8.0
Thereafter	105.4
Total	$152.9

10. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2022	2021
	(in millions)
Non-interest-bearing demand deposits	$19,691	$21,353
Interest-bearing transaction accounts	9,507	6,924
Savings and money market accounts	19,397	17,279
Time certificates of deposit ($250,000 or more)	3,815	523
Other time deposits	1,234	1,533
Total deposits	$53,644	$47,612
The summary of the contractual maturities for all time deposits as of December 31, 2022 is as follows:

(in millions)
2023	$4,904
2024	132
2025	11
2026	1
2027	1
Total	$5,049
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2022 and 2021, the Company had $683 million and $729 million, respectively, of reciprocal CDARS deposits and $2.1 billion and $1.8 billion, respectively, of ICS deposits. The Company also had $4.8 billion and $1.8 billion of wholesale brokered deposits at December 31, 2022 and 2021, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $12.9 billion and $10.8 billion at December 31, 2022 and 2021, respectively. The Company incurred $162.8 million, $27.4 million, and $17.0 million in deposit related costs on these deposits during the years ended December 31, 2022, 2021, and 2020 respectively.

11. OTHER BORROWINGS
The following table summarizes the Company’s borrowings:

	December 31,
	2022	2021
	(in millions)
Short-Term:
Federal funds purchased	$640	$675
FHLB advances	4,300	—
Repurchase agreements	27	17
Secured borrowings	25	35
Total short-term borrowings	$4,992	$727
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$315	$318
Credit linked notes, net of debt issuance costs	992	457
Total long-term borrowings	$1,307	$775

Total other borrowings	$6,299	$1,502
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $4.0 billion as of December 31, 2022, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of December 31, 2022 and 2021, the Company had additional available credit with the FHLB of approximately $6.8 billion and $7.8 billion, respectively, and with the FRB of approximately $5.2 billion and $3.4 billion, respectively. The weighted average rate on FHLB advances was 4.70% as of December 31, 2022.
Repurchase Agreements
Other short-term borrowing sources available to the Company include customer and securities repurchase agreements. The weighted average rate on customer repurchase agreements was 0.15% as of December 31, 2022 and 2021.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.39% and 3.05% as of December 31, 2022 and 2021, respectively.
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
As of December 31, 2022, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which no amounts were drawn.

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
The Company's credit linked note issuances are detailed in the tables below:

December 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$95	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	189	3
Equity fund resource loans (3)	June 23, 2022	June 30, 2028	SOFR + 6.75%	300	4
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	202	3
Warehouse loans (5)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$1,028	$14

December 31, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	$228	$3
Warehouse loans (5)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$470	$5
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.9 billion as of December 31, 2022.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.8 billion as of December 31, 2022.
(3)    These notes had a reference pool balance of $1.6 billion as of December 31, 2022.
(4)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $4.0 billion and $4.6 billion as of December 31, 2022 and 2021, respectively.
(5)    The benchmark rate on these notes will convert to SOFR upon the discontinuation of LIBOR in June 2023. These notes had a reference pool balance of $689 million and $1.9 billion as of December 31, 2022 and 2021, respectively.

12. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

December 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$7
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	1
Total				$825	$8

December 31, 2021
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$8
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	2
Total				$825	$10

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
The carrying value of all subordinated debt issuances totaled $817 million and $815 million at December 31, 2022 and 2021, respectively.
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
The carrying value of junior subordinated debt was $76 million and $81 million as of December 31, 2022 and 2021, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of December 31, 2022 was 7.11%, which is equal to three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.55% at December 31, 2021. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR plus a spread adjustment.
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

13. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 11.8 million in stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2022 were 2.6 million.
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors generally vest over six months. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the year ended December 31, 2022, the Company recognized $28.7 million in stock-based compensation expense related to these stock grants, compared to $22.9 million and $20.3 million for the years ended December 31, 2021 and 2020, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management that had both performance and service conditions that affected vesting. The last of these performance-based restricted stock grants was made in 2017, however expense was still being recognized through June 30, 2021, the end of the vesting period. The Company recognized $0.6 million in stock-based compensation expense related to these stock grants in 2021, compared to $1.2 million during the year ended December 31, 2020.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions, except per share amounts)
Balance, beginning of period	0.9	$63.53	1.0	$50.12
Granted	0.5	97.61	0.4	83.56
Vested	(0.4)	52.00	(0.4)	53.50
Forfeited	(0.1)	79.09	(0.1)	59.24
Balance, end of period	0.9	$84.16	0.9	$63.53
The total weighted average grant date fair value of all stock awards granted during the years ended December 31, 2022, 2021, and 2020 was $42.8 million, $35.4 million, and $22.7 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2022, 2021, and 2020 was $35.8 million, $34.2 million, and $19.6 million, respectively.
As of December 31, 2022, there was $33.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2022, the Company recognized $11.1 million in stock-based compensation expense related to these performance stock units, compared to $11.2 million and $7.1 million in stock-based compensation expense for such units during the years ended December 31, 2021 and 2020, respectively.

The three-year performance period for the 2020 grant ended on December 31, 2022, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares will vest at 180% of the target award under the terms of the grant. As a result, 157,780 shares will become fully vested and distributed to executive management in the first quarter of 2023.
The three-year performance period for the 2019 grant ended on December 31, 2021, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 203,646 shares became fully vested and were distributed to executive management in the first quarter of 2022.
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
During the year ended December 31, 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred shareholders of $12.8 million. The Company paid a dividend of $3.5 million to preferred shareholders during the year ended December 31, 2021.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
The Company has a distribution agency agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., under which the Company may sell up to 6,132,670 shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. Sales under the ATM program are being made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). During the year ended December 31, 2022, the Company sold 1.9 million shares under the ATM program at a weighted-average selling price of $83.89 per share for gross proceeds of $158.7 million. During the year ended December 31, 2021, the Company sold 3.1 million shares under the ATM program at a weighted-average selling price of $106.41 per share for gross proceeds of $333.4 million. Total related offering costs totaled $1.0 million for the year ended December 31, 2022, substantially all of which relates to compensation costs paid to the distribution agents, and $2.3 million for the year ended December 31, 2021, of which $2.0 million relates to compensation costs paid to the distribution agent. As of December 31, 2022, the remaining number of shares that can be sold under this agreement totaled 1,107,769.
Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the year ended December 31, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.
Cash Dividend on Common Shares
During the year ended December 31, 2022, the Company declared and paid quarterly cash dividends of $0.35 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.36 per share in the last two quarters of the year, for a total dividend payment to shareholders of $153.4 million. During the year ended December 31, 2021, the Company declared and paid a quarterly cash dividend of $0.25 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.35 per share for the last two quarters of the year, for a total dividend payment to shareholders of $124.1 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the year ended December 31, 2022, the Company purchased treasury shares of 200,745 at a weighted average price of $92.21 per share, compared to 180,607 shares at a weighted average price per share of $86.63 in 2021, and 165,489 shares at a weighted average price per share of $50.80 in 2020.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2019	$21.4	$—	$3.6	$25.0
Other comprehensive income (loss) before reclassifications	70.9	(0.3)	(3.1)	67.5
Amounts reclassified from AOCI	(0.2)	—	—	(0.2)
Net current-period other comprehensive income (loss)	70.7	(0.3)	(3.1)	67.3
Balance, December 31, 2020	$92.1	$(0.3)	$0.5	$92.3
Other comprehensive loss before reclassifications	(69.0)	—	(1.2)	(70.2)
Amounts reclassified from accumulated other comprehensive income	(6.4)	—	—	(6.4)
Net current-period other comprehensive loss	(75.4)	—	(1.2)	(76.6)
Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$15.7
Other comprehensive (loss) income before reclassifications	(674.9)	—	3.7	(671.2)
Amounts reclassified from AOCI	(5.5)	—	—	(5.5)
Net current-period other comprehensive (loss) income	(680.4)	—	3.7	(676.7)
Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$(661.0)
The following table presents reclassifications out of AOCI:

	Year Ended December 31,
Income Statement Classification	2022	2021	2020
	(in millions)
Gain on sales of AFS debt securities, net	$7.4	$8.5	$0.2
Income tax expense	(1.9)	(2.1)	—
Net of tax	$5.5	$6.4	$0.2

15. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments. The primary types of derivatives that the Company uses are interest rate contracts, forward purchase and sale commitments, and interest rate futures. Generally, these instruments are used to help manage the Company's exposure to interest rate risk related to IRLCs and its inventory of loans HFS and MSRs and also to meet client financing and hedging needs.
Derivatives are recorded at fair value on the Consolidated Balance Sheets, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
As of December 31, 2022, 2021, and 2020, the Company did not have any outstanding cash flow hedges.
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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These last-of-layer hedges provided the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount. During the year ended December 31, 2021, the Company completed a partial discontinuation of one of its last-of-layer hedges, which reduced the total hedged amount on these hedges from $1.0 billion to $880 million. During the year ended December 31, 2022, the Company discontinued the remaining portion of these last-of-layer hedges. The cumulative basis adjustment on the discontinued last-of-layer hedges totaled $31 million, which was allocated across the remaining loan pool upon termination of the hedges and is being amortized over the remaining term. At December 31, 2022, the remaining cumulative basis adjustment on the discontinued last-of-layer hedges totaled $21 million.
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
Derivatives Not Designated in Hedge Relationships
Management enters into certain foreign exchange derivative contracts, back-to-back interest rate contracts, and risk participation agreements which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. Contracts with customers, along with the related derivative trades that the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. The Company's back-to-back interest rate contracts are used to allow customers to manage long-term interest rate risk. Risk participation agreements are entered into with lead banks in certain loan syndications to share in the risk of default on interest rate swaps on the participated loan.
As it relates to the Company's mortgage banking business, it also uses derivative financial instruments to manage exposure to interest rate risk related to IRLCs, and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments and interest rate futures.

Fair Value Hedges
As of December 31, 2022 and 2021, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for outstanding fair value hedges:

	December 31, 2022		December 31, 2021
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$447	$17	$1,391	$39
(1)    Included in the carrying value of the hedged assets/(liabilities).
(2)    As of December 31, 2021, included last-of-layer derivative instruments, with $880 million designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $1.4 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $16 million and the basis adjustment related to the discontinued portion was $1 million as of December 31, 2021.
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

	Year Ended December 31,
	2022		2021		2020
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$71.7	$(71.6)	$44.8	$(45.6)	$(32.2)	$32.2
Interest expense	—	—	(2.7)	2.7	3.1	(3.1)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $9.9 million and $0.1 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the years ended December 31, 2022 and 2021, respectively.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of December 31, 2022, 2021, and 2020. The change in the notional amounts of these derivatives from December 31, 2020 to December 31, 2022 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	December 31, 2022			December 31, 2021			December 31, 2020
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps (1)	$476	$18	$—	$1,383	$14	$55	$1,690	$3	$86
Total	476	18	—	1,383	14	55	1,690	3	86

Derivatives not designated as hedging instruments (2):
Foreign currency contracts	$250	$1	$9	$180	$—	$1	$119	$1	$1
Forward purchase contracts	2,709	1	13	11,714	8	18	—	—	—
Forward sales contracts	4,985	16	8	17,358	16	18	—	—	—
Futures purchase contracts (3)	150,943	—	—	218,054	—	—	—	—	—
Futures sales contracts (3)	159,649	—	—	229,040	—	—	—	—	—
Interest rate lock commitments	1,459	5	3	3,033	11	2	—	—	—
Interest rate contracts	1,538	6	6	4	—	—	4	—	—
Risk participation agreements	48	—	—	—	—	—	—	—	—
Total	$321,581	$29	$39	$479,383	$35	$39	$123	$1	$1
Margin	—	4	1	—	1	6	—	—	—
Total, including margin	$321,581	$33	$40	$479,383	$36	$45	$123	$1	$1
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	December 31, 2022			December 31, 2021			December 31, 2020
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$1	$—	$1	$8	$—	$8	$—	$—	$—
Forward sales contracts	13	—	13	15	—	15	—	—	—
Interest rate contracts	18	—	18	14	—	14	3	—	3
Margin	4	—	4	1	—	1	—	—	—
Netting	—	(17)	(17)	—	(28)	(28)	—	—	—
	$36	$(17)	$19	$38	$(28)	$10	$3	$—	$3
Liabilities
Forward purchase contracts	$(12)	$—	$(12)	$(18)	$—	$(18)	$—	$—	$—
Forward sales contracts	(8)	—	(8)	(18)	—	(18)	—	—	—
Interest rate contracts	—	—	—	(54)	—	(54)	(86)	—	(86)
Margin	(1)	—	(1)	(6)	—	(6)	—	—	—
Netting	—	17	17	—	28	28	—	—	—
	$(21)	$17	$(4)	$(96)	$28	$(68)	$(86)	$—	$(86)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$—	$—	$—	$1	$—	$1
Forward sales contracts	3	—	3	1	—	1	—	—	—
Interest rate lock commitments	5	—	5	11	—	11	—	—	—
Interest rate contracts	6	—	6	—	—	—	—	—	—
Options contracts	$—	$—	$—	$—	$—	$—	$—	$—	$—
	$15	$—	$15	$12	$—	$12	$1	$—	$1
Liabilities
Foreign currency contracts	$(9)	$—	$(9)	$(2)	$—	$(2)	$(1)	$—	$(1)
Forward purchase contracts	(1)	—	(1)	—	—	—	—	—	—
Forward sales contracts	—	—	—	—	—	—	—	—	—
Interest rate lock commitments	(3)	—	(3)	(2)	—	(2)	—	—	—
Interest rate contracts	(6)	—	(6)	—	—	—	—	—	—
	$(19)	$—	$(19)	$(4)	$—	$(4)	$(1)	$—	$(1)
Total derivatives and margin
Assets	$51	$(17)	$34	$50	$(28)	$22	$4	$—	$4
Liabilities	$(40)	$17	$(23)	$(100)	$28	$(72)	$(87)	$—	$(87)

The following table summarizes the net gain (loss) on derivatives included in income:

	Year Ended December 31,
	2022	2021
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(7.4)	$1.0
Forward contracts	425.6	(52.2)
Interest rate swaps	(8.4)	—
Other contracts	(7.6)	1.4
Total gain (loss)	$402.2	$(49.8)
Net loan servicing revenue:
Forward contracts	$(62.4)	$(4.2)
Options contracts	—	(0.3)
Futures contracts	(36.2)	(23.9)
Interest rate swaps	(54.6)	—
Total loss	$(153.2)	$(28.4)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. At December 31, 2022, and 2021 collateral pledged by the Company to counterparties for its derivatives totaled $11 million and $80 million, respectively.
16. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Weighted average shares - basic	107.2	102.7	100.2
Dilutive effect of stock awards	0.4	0.6	0.3
Weighted average shares - diluted	107.6	103.3	100.5
Net income available to common stockholders	$1,044.5	$895.7	$506.6
Earnings per share - basic	9.74	8.72	5.06
Earnings per share - diluted	9.70	8.67	5.04

17. INCOME TAXES
The provision for income tax expense consists of the following components:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current	$327.4	$181.8	$141.0
Deferred	(68.6)	42.0	(25.1)
Total tax expense	$258.8	$223.8	$115.9
The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Income tax at statutory rate	$276.4	$235.8	$130.7
Increase (decrease) resulting from:
State income taxes, net of federal benefits	45.4	35.8	13.9
Investment tax credits	(32.1)	(15.9)	(13.9)
Tax-exempt income	(26.0)	(25.6)	(21.7)
Other, net	(4.9)	(6.3)	6.9
Total tax expense	$258.8	$223.8	$115.9
Effective tax rate	19.7%	19.9%	18.6%
There was not a significant change in the effective tax rate from 2021 to 2022. The increase in the effective tax rate from 2020 to 2021 is primarily due to increases in pretax book income and state taxes associated with the AmeriHome acquisition which were not fully offset by growth in permanent tax benefit items for the year.

The cumulative tax effects of the temporary differences are shown in the following table:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Unrealized loss on AFS securities	$221	$—
Allowance for credit losses	93	81
Lease liability	47	38
Tax credit carryovers	24	—
Accrued expenses	21	10
Passthrough income	19	9
Premises and equipment	13	10
Other	45	35
Total gross deferred tax assets	483	183
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	483	183
Deferred tax liabilities:
Mortgage servicing rights	(56)	(58)
Right of use asset	(41)	(36)
Deferred loan costs	(16)	(15)
Leasing basis differences	(13)	(12)
Deferred REIT dividend	(11)	—
Other	(35)	(41)
Total deferred tax liabilities	(172)	(162)
Deferred tax assets, net	$311	$21
At December 31, 2022, the net DTA balance totaled $311 million, an increase of $290 million from $21 million at December 31, 2021. The overall increase in the net DTA was primarily attributable to a decrease in the fair market value of AFS securities, an increase to expected tax credit carryovers, and an increase to the ACL. Although realization is not assured, the Company believes that the realization of the recognized net DTA of $311 million at December 31, 2022 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
The Company had no deferred tax valuation allowance as of December 31, 2022 and 2021.
As of December 31, 2022, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $39 million, for which a DTA of $4 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining after application of the Section 382 limitation. The Company does not currently have any remaining state NOL carryovers. The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2018.
When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the accompanying Consolidated Balance Sheet along with any associated interest and penalties payable to the taxing authorities upon examination.

The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2022	2021
	(in millions)
Beginning balance	$6.4	$3.4
Gross increases
Tax positions in prior periods	—	0.8
Current period tax positions	0.8	2.2
Gross decreases
Tax positions in prior periods	(0.6)	—
Settlements	—	—
Lapse of statute of limitations	—	—
Ending balance	$6.6	$6.4
During the year ended December 31, 2022, the Company added a new position, which resulted in a tax detriment of $0.8 million.
At December 31, 2022 and 2021, unrecognized tax benefits, net of associated deferred tax benefits, totaled $5.3 million and $5.1 million, respectively, that, if recognized, would favorably impact the effective tax rate. The Company does not anticipate resolution of any unrecognized tax benefits within the next 12 months.
During the years ended December 31, 2022, 2021, and 2020, no amounts were recognized for interest and penalties and as of December 31, 2022 and 2021, there was no accrual for penalties and interest.
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
Investments in LIHTC and renewable energy totaled $624 million and $631 million as of December 31, 2022 and 2021, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $398 million and $361 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021, and 2020, $63.2 million, $49.5 million, and $49.2 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2022	2021
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,209 at December 31, 2022 and $1,200 at December 31, 2021	$18,674	$13,396
Credit card commitments and financial guarantees	379	307
Letters of credit, including unsecured letters of credit of $7 at December 31, 2022 and $13 at December 31, 2021	265	198
Total	$19,318	$13,901
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2022:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$18,674	$4,496	$7,307	$4,902	$1,969
Credit card commitments and financial guarantees	379	379	—	—	—
Letters of credit	265	253	7	5	—
Total	$19,318	$5,128	$7,314	$4,907	$1,969
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 5. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $47 million and $38 million as of December 31, 2022 and 2021, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.

Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 17. Income Taxes" of these Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $117 million as of December 31, 2022.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 40% and 47% of the Company's HFI loan portfolio as of December 31, 2022 and December 31, 2021, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2022 and 2021, CRE related loans accounted for approximately 29% of total loans. Approximately 16% and 13% of the Company's CRE investor portfolio consisted of office loans as of December 31, 2022 and 2021, respectively. These office loans are primarily shorter-term bridge loans that enable borrowers to reposition or redevelop projects and are geographically well diversified, with the vast majority located in midtown or suburban locations. At the time of origination, these loans have an initial loan-to-value ratio of less than 55% and a weighted average loan-to-cost of less than 60%. The properties underlying these loans have stable business trends and low vacancy rates. Substantially all of the Company's remaining CRE loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 16% and 23% of these CRE loans, excluding construction and land loans, were owner-occupied as of December 31, 2022 and 2021, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of December 31, 2022 and December 31, 2021.
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

The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Unrealized gains (losses)	$4.9	$(1.5)	$(4.2)
Changes included in OCI, net of tax	3.7	(1.2)	(3.1)
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
Equity securities: Preferred and common stock and CRA investments are reported at fair value primarily utilizing Level 1 inputs.
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
Derivative financial instruments: Forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market price, contracted selling price, or market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
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

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2022
Available-for-sale debt securities
CLO	$—	$2,706	$—	$2,706
Commercial MBS issued by GSEs	—	97	—	97
Corporate debt securities	—	390	—	390
Private label residential MBS	—	1,199	—	1,199
Residential MBS issued by GSEs	—	1,740	—	1,740
Tax-exempt	—	891	—	891
Other	24	45	—	69
Total AFS debt securities	$24	$7,068	$—	$7,092
Equity securities
Common Stock	$3	$—	$—	$3
CRA investments	24	25	—	49
Preferred stock	108	—	—	108
Total equity securities	$135	$25	$—	$160
Loans HFS	$—	$1,172	$1	$1,173
MSRs	—	—	1,148	1,148
Derivative assets (1)	—	46	5	51
Liabilities:
Junior subordinated debt (2)	$—	$—	$63	$63
Derivative liabilities (1)	—	37	3	40
(1)See "Note 15. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $17 million as of December 31, 2022 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance	$(67.4)	$(65.9)	$(61.7)
Change in fair value (1)	4.9	(1.5)	(4.2)
Ending balance	$(62.5)	$(67.4)	$(65.9)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $3.7 million, $(1.2) million, and $(3.1) million for the years ended December 31, 2022, 2021, and 2020, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.13%

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$67	Discounted cash flow	Implied credit rating of the Company	2.61%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2022 and 2021 was the implied credit risk for the Company. As of December 31, 2022 and 2021, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.

As of December 31, 2022, the Company estimates the discount rate at 8.13%, which represents an implied credit spread of 3.36% plus three-month LIBOR (4.77%). As of December 31, 2021, the Company estimated the discount rate at 2.61%, which was a 2.40% credit spread plus three-month LIBOR (0.21%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Year Ended December 31,
	2022			2021
	Loans HFS	MSRs	Net IRLCs (1)	Loans HFS	MSRs	Net IRLCs (1)
	(in millions)
Balance, beginning of period	$46	$698	$9	$—	$—	$—
Acquired in Amerihome acquisition	—	—	—	1	1,347	24
Purchases and additions	1,294	720	19,513	132	765	23,044
Sales and payments	(1,363)	(350)	—	(93)	(1,271)	—
Transfers from Level 2 to Level 3	42	—	—	7	—	—
Transfers from Level 3 to Level 2	(18)	—	—	(1)	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(19,481)	—	—	(23,054)
Change in fair value	—	192	(39)	—	(3)	(5)
Realization of cash flows	—	(112)	—	—	(140)	—
Balance, end of period	$1	$1,148	$2	$46	$698	$9
Changes in unrealized gains (losses) for the period (2)	$—	$135	$2	$—	$(20)	$9
(1)    IRLC asset and liability positions are presented net.
(2)    Amounts included in income that are attributable to Level 3 assets or liabilities held at period end.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		December 31, 2022
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	190 - 621	378
	Conditional prepayment rate (1)	8.5% - 18.5%	13.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	33.2
	Cost to service	$87 - $94	$90
Loans HFS:	Whole loan spread to TBA price (in basis points)	(0.6) - (0.6)	(0.6)
IRLCs:	Servicing fee multiple	2.9 - 5.5	4.3
	Pull-through rate	69% - 100%	89%

		December 31, 2021
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	553 - 735	600
	Conditional prepayment rate (1)	9.9% - 20.7%	15.2%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 50.0	29.5
	Cost to service	$84 - $91	$86
Loans HFS:	Whole loan spread to TBA price (in basis points)	(3.7) - (2.9)	(3.3)
IRLCs:	Servicing fee multiple	3.6 - 5.4	4.6
	Pull-through rate	75% - 100%	90%
(1)    Lifetime total prepayment speed annualized.

The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	December 31,
	2022			2021
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$1,172	$1,138	$34	$3,938	$3,808	$130
90 days or more delinquent	1	1	—	2	2	—
Total	$1,173	$1,139	$34	$3,940	$3,810	$130
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of December 31, 2022
Loans HFI	$295	$—	$—	$295
Other assets acquired through foreclosure	11	—	—	11
As of December 31, 2021
Loans HFI	$216	$—	$—	$216
Other assets acquired through foreclosure	12	—	—	12
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$295	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2021	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$216	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 6.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	12	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $295 million and $216 million at December 31, 2022 and 2021, respectively, net of a specific ACL of $7 million and $11 million at December 31, 2022 and 2021, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $11 million and $12 million of such assets at December 31, 2022 and 2021, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,289	$—	$1,112	$—	$1,112
AFS	7,092	24	7,068	—	7,092
Equity securities	160	135	25	—	160
Derivative assets	51	—	46	5	51
Loans HFS	1,184	—	1,172	1	1,173
Loans HFI, net	51,552	—	—	47,679	47,679
Mortgage servicing rights	1,148	—	—	1,148	1,148
Accrued interest receivable	357	—	357	—	357
Financial liabilities:
Deposits	$53,644	$—	$53,698	$—	$53,698
Other borrowings	6,299	—	6,261	—	6,261
Qualifying debt	893	—	735	75	810
Derivative liabilities	40	—	37	3	40
Accrued interest payable	35	—	35	—	35

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,107	$—	$1,146	$—	$1,146
AFS	6,189	41	6,148	—	6,189
Equity securities	159	142	17	—	159
Derivative assets	50	—	39	11	50
Loans HFS	5,635	—	3,894	1,760	5,654
Loans HFI, net	38,823	—	—	39,218	39,218
Mortgage servicing rights	698	—	—	698	698
Accrued interest receivable	228	—	228	—	228
Financial liabilities:
Deposits	$47,612	$—	$47,616	$—	$47,616
Other borrowings	1,502	—	1,518	—	1,518
Qualifying debt	896	—	858	81	939
Derivative liabilities	100	—	98	2	100
Accrued interest payable	9	—	9	—	9
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at December 31, 2022 and 2021 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at December 31, 2022 and 2021.

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delays the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. Beginning in 2022, capital ratios and amounts include a 25% reduction to the capital benefit that resulted from the increased ACL related to the adoption of ASC 326.
As of December 31, 2022 and 2021, the Company and the Bank's capital ratios exceeded the well-capitalized thresholds, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2022
WAL	$6,586	$5,449	$54,461	$69,814	12.1%	10.0%	7.8%	9.3%
WAB	6,280	5,737	54,411	69,762	11.5	10.5	8.2	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2021
WAL	$5,499	$4,444	$44,697	$56,973	12.3%	9.9%	7.8%	9.1%
WAB	5,120	4,658	44,726	56,962	11.4	10.4	8.2	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
With the acquisition of AmeriHome, the Company is also required to maintain specified levels of capital to remain in good standing with certain government sponsored entities and government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of December 31, 2022.

21. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $20,500 for those under 50 years of age and up to a maximum of $27,000 for those over 50 years of age in 2022) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 100% of the first 5% of the participant’s compensation deferred into the plan during the year ended December 31, 2022. The Company’s contributions to this plan totaled $15.9 million, $12.0 million, and $7.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
In addition, the Company has a SERP, which is an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The projected benefit obligation was $14 million and $13 million as of December 31, 2022 and 2021, respectively, all of which was unfunded. Net periodic benefit cost totaled $1.0 million for the year ended December 31, 2022 and $1.1 million for the years ended December 31, 2021 and 2020.
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
The increase in related party transactions during the year ended December 31, 2022 is due to changes in composition of the Company's BOD.
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity for such loans:

	Year Ended December 31,
	2022	2021
	(in millions)
Balance, beginning	$—	$3
New loans	231	—
Advances	2,144	—
Repayments and other	(2,203)	(3)
Balance, ending	$172	$—
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2022 or 2021. The interest income associated with these loans was approximately $2.5 million, $0.1 million, and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company purchased $914 million of residential loans from related parties during the year ended December 31, 2022. There were no such loan purchases during the years ended December 31, 2021 and 2020.
Loan commitments outstanding with related parties totaled $476 million and $7 million at December 31, 2022 and 2021, respectively.
The Company also accepts deposits from related parties, which totaled $398 million and $101 million at December 31, 2022 and 2021, respectively, with related interest expense of approximately $0.2 million during each of the years ended December 31, 2022, 2021, and 2020 and earnings credits of $1.9 million for the year ended December 31, 2022. There were no earnings credits on deposits from related parties for the years ended December 31, 2021 and 2020.
Long-term borrowings with related parties totaled $1 million and zero at December 31, 2022 and 2021, respectively.
Loan servicing fees paid to related parties totaled $1.5 million for the year ended December 31, 2022, with $2.1 billion of residential loans serviced by related parties at December 31, 2022. There were no loan servicing fees paid to related parties for the years ended December 31, 2021 and 2020 and no loans serviced by related parties at December 31, 2021. Donations, sponsorships, and other payments to related parties totaled less than $1.0 million during each of the years ended December 31, 2022, 2021, and 2020.

23. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2022	2021
	(in millions)
ASSETS:
Cash and cash equivalents	$85	$79
Investment securities - AFS	—	1
Investment securities - equity	34	41
Investment in subsidiaries	5,862	5,500
Other assets	66	23
Total assets	$6,047	$5,644
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$669	$673
Accrued interest and other liabilities	22	8
Total liabilities	691	681
Total stockholders’ equity	5,356	4,963
Total liabilities and stockholders’ equity	$6,047	$5,644
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Income:
Dividends from subsidiaries	$261.8	$50.0	$160.0
Interest income	3.8	3.2	3.1
Non-interest (loss) income	(0.9)	13.4	4.7
Total income	264.7	66.6	167.8
Expense:
Interest expense	22.6	19.5	10.6
Non-interest expense	26.5	31.9	19.7
Total expense	49.1	51.4	30.3
Income before income taxes and equity in undistributed earnings of subsidiaries	215.6	15.2	137.5
Income tax benefit	11.0	7.4	4.5
Income before equity in undistributed earnings of subsidiaries	226.6	22.6	142.0
Equity in undistributed earnings of subsidiaries	830.7	876.6	364.6
Net income	1,057.3	899.2	506.6
Dividends on preferred stock	12.8	3.5	—
Net income available to common stockholders	$1,044.5	$895.7	$506.6

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$1,057.3	$899.2	$506.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(830.7)	(876.6)	(364.6)
Change in fair value of assets and liabilities measured at fair value	8.7	(0.1)	—
Loss on extinguishment of debt	—	5.9	—
Other operating activities, net	(16.8)	(1.4)	8.0
Net cash provided by operating activities	218.5	27.0	150.0
Cash flows from investing activities:
Purchases of securities	(0.4)	(16.0)	(6.9)
Principal pay downs, calls, maturities, and sales proceeds of securities	1.8	28.6	7.7
Capital contributions to subsidiaries	(193.0)	(1,139.3)	—
Other investing activities, net	(12.1)	—	1.2
Net cash (used in) provided by investing activities	(203.7)	(1,126.7)	2.0
Cash flows from financing activities:
Net proceeds from issuance of subordinated debt	—	591.9	—
Common stock repurchases	—	—	(71.6)
Redemption of subordinated debt	—	(176.0)	—
Proceeds from issuance of common stock in offerings, net	157.7	540.3	—
Cash dividends paid on common and preferred stock	(166.2)	(127.6)	(101.3)
Proceeds from issuance of preferred stock, net	—	294.5	—
Other financing activities, net	—	0.1	0.5
Net cash (used in) provided by financing activities	(8.5)	1,123.2	(172.4)
Net increase (decrease) in cash and cash equivalents	6.3	23.5	(20.4)
Cash and cash equivalents at beginning of year	79.0	55.5	75.9
Cash and cash equivalents at end of year	$85.3	$79.0	$55.5

24. SEGMENTS
The Company's reportable segments are aggregated with a focus on products and services offered and consist of three reportable segments:
•Commercial: provides commercial banking and treasury management products and services to small and middle-market businesses, specialized banking services to sophisticated commercial institutions and investors within niche industries, as well as financial services to the real estate industry.
•Consumer Related: offers both commercial banking services to enterprises in consumer-related sectors and consumer banking services, such as residential mortgage banking and beginning on January 25, 2022, includes the financial results of DST.
•Corporate & Other: consists of the Company's investment portfolio, Corporate borrowings and other related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
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

The following is a summary of operating segment balance sheet information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2022:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$9,803	$12	$—	$9,791
Loans HFS	1,184	—	1,184	—
Loans HFI, net of deferred fees and costs	51,862	31,414	20,448	—
Less: allowance for credit losses	(310)	(262)	(48)	—
Net loans HFI	51,552	31,152	20,400	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	680	293	387	—
Other assets	4,504	435	2,180	1,889
Total assets	$67,734	$31,903	$24,151	$11,680
Liabilities:
Deposits	$53,644	$29,494	$18,492	$5,658
Borrowings and qualifying debt	7,192	27	340	6,825
Other liabilities	1,542	83	656	803
Total liabilities	62,378	29,604	19,488	13,286
Allocated equity:	5,356	2,684	1,691	981
Total liabilities and stockholders' equity	$67,734	$32,288	$21,179	$14,267
Excess funds provided (used)	—	385	(2,972)	2,587

At December 31, 2021:
Assets:
Cash, cash equivalents, and investment securities	$8,057	$13	$82	$7,962
Loans HFS	5,635	—	5,635	—
Loans HFI, net of deferred fees and costs	39,075	25,092	13,983	—
Less: allowance for credit losses	(252)	(226)	(26)	—
Net loans HFI	38,823	24,866	13,957	—
Other assets acquired through foreclosure, net	12	12	—	—
Goodwill and other intangible assets, net	635	295	340	—
Other assets	2,821	254	1,278	1,289
Total assets	$55,983	$25,440	$21,292	$9,251
Liabilities:
Deposits	$47,612	$30,467	$15,363	$1,782
Borrowings and qualifying debt	2,398	17	353	2,028
Other liabilities	1,010	216	138	656
Total liabilities	51,020	30,700	15,854	4,466
Allocated equity:	4,963	2,588	1,597	778
Total liabilities and stockholders' equity	$55,983	$33,288	$17,451	$5,244
Excess funds provided (used)	—	7,848	(3,841)	(4,007)

The following is a summary of operating segment income statement information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2022:	(in millions)
Net interest income	$2,216.3	$1,546.3	$854.1	$(184.1)
Provision for (recovery of) credit losses	68.1	47.2	21.1	(0.2)
Net interest income (expense) after provision for credit losses	2,148.2	1,499.1	833.0	(183.9)
Non-interest income	324.6	59.7	247.2	17.7
Non-interest expense	1,156.7	463.5	630.1	63.1
Income (loss) before provision for income taxes	1,316.1	1,095.3	450.1	(229.3)
Income tax expense (benefit)	258.8	260.5	107.1	(108.8)
Net income (loss)	$1,057.3	$834.8	$343.0	$(120.5)

Year Ended December 31, 2021:
Net interest income	$1,548.8	$1,181.7	$603.4	$(236.3)
(Recovery of) provision for credit losses	(21.4)	(30.6)	11.0	(1.8)
Net interest income (expense) after provision for credit losses	1,570.2	1,212.3	592.4	(234.5)
Non-interest income	404.2	65.1	317.6	21.5
Non-interest expense	851.4	415.9	413.9	21.6
Income (loss) before provision for income taxes	1,123.0	861.5	496.1	(234.6)
Income tax expense (benefit)	223.8	206.6	120.1	(102.9)
Net income (loss)	$899.2	$654.9	$376.0	$(131.7)

Year Ended December 31, 2020:
Net interest income	$1,166.9	$999.7	$302.5	$(135.3)
Provision for (recovery of) credit losses	123.6	128.6	(9.0)	4.0
Net interest income (expense) after provision for credit losses	1,043.3	871.1	311.5	(139.3)
Non-interest income	70.8	50.5	1.6	18.7
Non-interest expense	491.6	308.9	92.6	90.1
Income (loss) before provision for income taxes	622.5	612.7	220.5	(210.7)
Income tax expense (benefit)	115.9	147.6	52.3	(84.0)
Net income (loss)	$506.6	$465.1	$168.2	$(126.7)

25. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees.
Performance Obligations
Many of the services the Company performs for its customers are ongoing, and either party may cancel at any time. The fees for these contracts are dependent upon various underlying factors, such as customer deposit balances, and as such may be considered variable. The Company’s performance obligations for these services are satisfied as the services are rendered and payment is collected on a monthly, quarterly, or semi-annual basis. For services provided at a point in time, fees are recognized at the time such services are rendered. The Company had no material unsatisfied performance obligations as of December 31, 2022 or 2021.
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
Revenues within the scope of ASC 606 totaled $44.1 million, $37.6 million, and $29.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Western Alliance Bancorporation
Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 of the Company and our report, dated February 23, 2023, expressed an unqualified opinion.
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
San Francisco, California
February 23, 2023

Item 9B.Other Information.
Not applicable.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information in the Company’s Definitive Proxy Statement prepared for the 2023 Annual Meeting of Stockholders to be held on June 14, 2023, which contains information concerning this item under the captions Corporate Governance, Executive Officers, Delinquent Section 16(a) Reports and Legal Proceedings, is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to its directors, officers and employees and is available in the Governance Documents section of the Investor Relations page of the Company’s website at www.westernalliancebancorporation.com or, for print copies, by writing to the Company at One E. Washington Street, Suite 1400, Phoenix, Arizona 85004, Attention: Corporate Secretary. The Company intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Governance Documents section of the Investor Relations page of the Company’s website at www.westernalliancebancorporation.com promptly following the amendment or waiver. The information contained on or connected to the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report or document that we file or furnish to the SEC.
Item 11.Executive Compensation
The information in the Company’s Definitive Proxy Statement prepared for the 2023 Annual Meeting of Stockholders to be held on June 14, 2023, which contains information concerning this item under the captions Compensation of Directors, Executive Compensation - Compensation Discussion and Analysis, Compensation Tables, CEO Pay Ratio, Potential Payments Upon Termination or Change in Control, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Company’s Definitive Proxy Statement prepared for the 2023 Annual Meeting of Stockholders to be held on June 14, 2023, which contains information concerning this item under the caption Equity Compensation Plan Information and Security Ownership of Certain Beneficial Owners, Directors and Executive Officers, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information in the Company’s Definitive Proxy Statement prepared for the 2023 Annual Meeting of Stockholders to be held on June 14, 2023, which contains information concerning this item under the caption Certain Transactions with Related Parties, Policies and Procedures Regarding Transactions with Related Persons and Director Independence, is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information in the Company’s Definitive Proxy Statement prepared for the 2023 Annual Meeting of Stockholders to be held on June 14, 2023, which contains information concerning this item under the caption Independent Auditors - Fees and Services and Audit Committee Pre-Approval Policy, is incorporated herein by reference.
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

1.3
Amendment No. 2 to the Distribution Agreement, dated February 28, 2022, by and between Western Alliance Bancorporation, J.P. Morgan Securities LLC and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 of Western Alliance’s Form 8-K filed with the SEC on February 28, 2022).

3.1
Amended and Restated Certificate of Incorporation of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 10-K filed with the SEC on March 1, 2019).

3.2	Amended and Restated Bylaws of Western Alliance, effective as of June 14, 2022 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2022).

3.3	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

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

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 10-K filed with the SEC on February 25, 2022).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.5	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

4.6	Form of 5.25% Fixed to Floating Rate Subordinated Bank Note due June 1, 2030 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on May 22, 2020).

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

10.8
Severance and Change in Control Plan, as amended and restated effective as of July 28, 2021 (incorporated by reference to Exhibit 10.2 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.9
Form of Executive Participation Agreement under the Severance and Change in Control Plan (CEO) (incorporated by reference to Exhibit 10.3 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.10
Form of Executive Participation Agreement under the Severance and Change in Control Plan (non-CEO) (incorporated by reference to Exhibit 10.4 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.11
Form of Indemnification Agreement, by and between Western Alliance and each of Western Alliance's directors and executive officers (incorporated by reference to Exhibit 10.10 of Western Alliance's Form 10-K/A filed with the SEC on March 1, 2017). ±

10.12
Letter Agreement, dated as of April 6, 2022, between Western Alliance Bancorporation and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.1 of Western Alliance’s Current Report on Form 8-K filed with the SEC on April 7, 2022). ±

10.13
Employment Letter Agreement, dated February 7, 2018, by and between Barbara J. Kennedy and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on April 30, 2019). ±

10.14
Form of Performance-Based Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

10.15
Form of Executive Restricted Stock Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of Western Alliance's Form 10-K filed with the SEC on March 2, 2020). ±

10.16
Form of Amendment to Executive Restricted Stock Agreement pursuant to the Company’s 2005 Stock Incentive Plan (incorporated by referenced to Exhibit 10.1 of Western Alliance’s Form 10-Q filed with the SEC on November 1, 2022). ±

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
Item 16.Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

February 23, 2023	By:	/s/ Kenneth A. Vecchione
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 23, 2023.

Name	Title

/s/ Kenneth A. Vecchione	President and Chief Executive Officer
Kenneth A. Vecchione	(Principal Executive Officer)

/s/ Dale Gibbons	Vice Chairman and Chief Financial Officer
Dale Gibbons	(Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Board Chairman
Bruce D. Beach

/s/ Patricia Arvielo	Director
Patricia Arvielo

/s/ Kevin Blakely	Director
Kevin Blakely

/s/ Juan Figuereo	Director
Juan Figuereo

/s/ Paul Galant	Director
Paul Galant

/s/ Howard Gould	Director
Howard Gould

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Robert Latta	Director
Robert Latta

/s/ Adriane C. McFetridge	Director
Adriane C. McFetridge

/s/ Michael Patriarca	Director
Michael Patriarca

/s/ Bryan Segedi	Director
Bryan Segedi

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn