Form 10-Q
period 2023-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2023-05-08
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, Western Alliance Bancorporation had 109,501,483 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	FRB	Federal Reserve Bank
AFS	Available-for-Sale	FVO	Fair Value Option
ALCO	Asset and Liability Management Committee	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated Other Comprehensive Income	GNMA	Government National Mortgage Association
ASC	Accounting Standards Codification	GSE	Government-Sponsored Enterprise
ASU	Accounting Standards Update	HFI	Held for Investment
Basel III	Banking Supervision's December 2010 final capital framework	HFS	Held for Sale
BOD	Board of Directors	HTM	Held-to-Maturity
BTFP	Bank Term Funding Program	HUD	U.S. Department of Housing and Urban Development
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	ICS	Insured Cash Sweep Service
CDARS	Certificate Deposit Account Registry Service	IRLC	Interest Rate Lock Commitment
CECL	Current Expected Credit Losses	ISDA	International Swaps and Derivatives Association
CEO	Chief Executive Officer	LIBOR	London Interbank Offered Rate
CET1	Common Equity Tier 1	LIHTC	Low-Income Housing Tax Credit
CFO	Chief Financial Officer	MBS	Mortgage-Backed Securities
CLO	Collateralized Loan Obligation	MSR	Mortgage Servicing Right
COVID-19	Coronavirus Disease 2019	NPV	Net Present Value
CRA	Community Reinvestment Act	NYSE	New York Stock Exchange
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
DTA	Deferred Tax Asset	PPNR	Pre-Provision Net Revenue
EBO	Early buyout	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental Executive Retirement Plan
ESG	Environmental, Social, and Governance	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
Exchange Act	Securities Exchange Act of 1934, as amended	TEB	Tax Equivalent Basis
FASB	Financial Accounting Standards Board	TSR	Total Shareholder Return
FDIC	Federal Deposit Insurance Corporation	UPB	Unpaid Principal Balance
FHA	Federal Housing Administration	USDA	United States Department of Agriculture
FHLB	Federal Home Loan Bank	VA	Veterans Affairs
FHLMC	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entity
FNMA	Federal National Mortgage Association	XBRL	eXtensible Business Reporting Language
FOMC	Federal Open Market Committee

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$229	$259
Interest-bearing deposits in other financial institutions	3,410	784
Cash and cash equivalents	3,639	1,043
Investment securities - AFS, at fair value; amortized cost of $8,434 at March 31, 2023 and $7,973 at December 31, 2022 (ACL of $2 and $0 at March 31, 2023 and December 31, 2022, respectively)	7,645	7,092
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $6 and $5 (fair value of $1,185 and $1,112) at March 31, 2023 and December 31, 2022, respectively	1,319	1,284
Investment securities - equity	141	160
Investments in restricted stock, at cost	388	224
Loans HFS	7,022	1,184
Loans HFI, net of deferred loan fees and costs	46,435	51,862
Less: allowance for credit losses	(305)	(310)
Net loans held for investment	46,130	51,552
Mortgage servicing rights	910	1,148
Premises and equipment, net	293	276
Operating lease right of use asset	157	163
Bank owned life insurance	183	182
Goodwill and intangible assets, net	677	680
Deferred tax assets, net	289	311
Investments in LIHTC and renewable energy	611	624
Other assets	1,643	1,811
Total assets	$71,047	$67,734
Liabilities:
Deposits:
Non-interest-bearing demand	$16,465	$19,691
Interest-bearing	31,122	33,953
Total deposits	47,587	53,644
Other borrowings	15,853	6,299
Qualifying debt	895	893
Operating lease liability	184	185
Other liabilities	1,007	1,357
Total liabilities	65,526	62,378
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at March 31, 2023 and December 31, 2022)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,209,478 shares issued at March 31, 2023 and 111,465,292 at December 31, 2022) and additional paid in capital	2,170	2,163
Treasury stock, at cost (2,694,170 shares at March 31, 2023 and 2,550,766 shares at December 31, 2022)	(116)	(105)
Accumulated other comprehensive loss	(592)	(661)
Retained earnings	3,764	3,664
Total stockholders’ equity	5,521	5,356
Total liabilities and stockholders’ equity	$71,047	$67,734
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$832.7	$434.7
Investment securities	94.3	46.7
Dividends and other	41.9	3.1
Total interest income	968.9	484.5
Interest expense:
Deposits	231.6	14.1
Qualifying debt	9.3	8.4
Other borrowings	118.1	12.5
Total interest expense	359.0	35.0
Net interest income	609.9	449.5
Provision for credit losses	19.4	9.0
Net interest income after provision for credit losses	590.5	440.5
Non-interest income:
Net loan servicing revenue	41.9	41.1
Net gain on loan origination and sale activities	31.4	36.9
Service charges and fees	9.5	7.0
Commercial banking related income	6.2	5.1
Gain on recovery from credit guarantees	3.3	2.3
Income from equity investments	1.4	4.1
(Loss) gain on sales of investment securities	(12.5)	6.9
Fair value loss adjustments, net	(147.8)	(6.6)
Other income	8.6	9.5
Total non-interest income	(58.0)	106.3
Non-interest expense:
Salaries and employee benefits	148.9	138.3
Deposit costs	86.9	9.3
Data processing	26.4	17.6
Legal, professional, and directors' fees	23.1	24.0
Occupancy	16.5	12.8
Insurance	15.7	7.2
Loan servicing expenses	13.8	10.8
Business development and marketing	5.2	4.4
Loan acquisition and origination expenses	4.4	6.5
Gain on extinguishment of debt	(12.7)	—
Other expense	19.7	17.7
Total non-interest expense	347.9	248.6
Income before provision for income taxes	184.6	298.2
Income tax expense	42.4	58.1
Net income	142.2	240.1
Dividends on preferred stock	3.2	3.2
Net income available to common stockholders	$139.0	$236.9

Earnings per share:
Basic	$1.29	$2.23
Diluted	1.28	2.22
Weighted average number of common shares outstanding:
Basic	108.1	106.0
Diluted	108.3	106.6
Dividends declared per common share	$0.36	$0.35
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income	$142.2	$240.1
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(20.7) and $80.8, respectively	60.1	(247.9)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.4 and $(0.7), respectively	(1.1)	2.2
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(3.2) and $1.8, respectively	9.3	(5.1)
Realized loss on impairment of AFS securities included in income, net of tax effect of $(0.4) and $—, respectively	1.2	—
Net other comprehensive income (loss)	69.5	(250.8)
Comprehensive income (loss)	$211.7	$(10.7)
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	240.1	240.1
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	9.8	—	—	—	9.8
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(17.3)	—	—	(17.3)
Common stock issuance, net	—	—	1.3	—	107.7	—	—	—	107.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(37.3)	(37.3)
Other comprehensive loss, net	—	—	—	—	—	—	(250.8)	—	(250.8)
Balance, March 31, 2022	12.0	$294.5	108.3	$—	$2,083.7	$(104.1)	$(235.1)	$2,972.6	$5,011.6

Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	142.2	142.2
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	6.1	—	—	—	6.1
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.7)	—	—	(10.7)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive income, net	—	—	—	—	—	—	69.5	—	69.5
Balance, March 31, 2023	12.0	$294.5	109.5	$—	$2,169.8	$(116.0)	$(591.5)	$3,763.7	$5,520.5
(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$142.2	$240.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19.4	9.0
Depreciation and amortization	16.5	11.1
Stock-based compensation	6.1	9.8
Deferred income taxes	(5.5)	35.1
Amortization of net premiums for investment securities	2.0	6.9
Amortization of tax credit investments	11.3	13.4
Amortization of operating lease right of use asset	6.0	5.4
Amortization of net deferred loan fees and net purchase premiums	(22.6)	(12.5)
Purchases and originations of loans HFS	(8,067.2)	(13,060.0)
Proceeds from sales and payments on loans held for sale	8,265.4	13,663.0
Mortgage servicing rights capitalized upon sale of mortgage loans	(142.4)	(204.1)
Net losses (gains) on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	43.5	(55.4)
Fair value adjustments	149.8	6.7
Sale of investment securities	12.5	(6.9)
Extinguishment of debt	(12.7)	—
Other	(3.6)	0.7
Other assets and liabilities, net	(63.4)	(39.4)
Net cash provided by operating activities	$357.3	$622.9
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(931.3)	$(830.6)
Principal pay downs and maturities	61.1	257.1
Proceeds from sales	429.3	114.2
Investment securities - HTM
Purchases	(44.0)	(60.5)
Principal pay downs and maturities	7.7	6.7
Equity securities carried at fair value
Purchases	(0.5)	(4.7)
Redemptions	—	0.1
Proceeds from sale of mortgage servicing rights and related holdbacks, net	335.2	24.1
Purchase of other investments	(172.6)	(66.1)
Net increase in loans HFI	(1,003.5)	(1,961.7)
Purchase of premises, equipment, and other assets, net	(28.5)	(26.2)
Cash consideration paid for acquisitions, net of cash acquired	—	(50.0)
Net cash used in investing activities	$(1,347.1)	$(2,597.6)
Cash flows from financing activities:
Net (decrease) increase in deposits	$(6,056.6)	$4,547.5
Payments on long-term debt	(257.3)	(9.5)
Net increase (decrease) in short-term borrowings	9,952.9	(514.5)
Cash paid for tax withholding on vested restricted stock and other	(10.7)	(17.3)
Cash dividends paid on common stock and preferred stock	(42.6)	(40.5)
Proceeds from issuance of common stock in offerings, net	—	94.9
Net cash provided by financing activities	$3,585.7	$4,060.6

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net increase in cash and cash equivalents	2,595.9	2,085.9
Cash, cash equivalents, and restricted cash at beginning of period	1,043.4	516.4
Cash, cash equivalents, and restricted cash at end of period	$3,639.3	$2,602.3

Supplemental disclosure:
Cash paid (refunded) during the period for:
Interest	$329.5	$25.9
Income taxes, net	(7.5)	24.2
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	125.2	146.7
Net (decrease) increase in unfunded commitments and obligations	(5.5)	157.4
Net increase in unsettled loans HFI and investment securities purchased	31.8	569.1
Transfers of securitized loans HFS to AFS securities	43.9	40.4
Transfers of loans HFI to HFS unsold at period end, net of fair value loss adjustment	5,910.4	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit, and treasury management capabilities, including 24/7 funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services, including mortgage banking services through AmeriHome, and digital payment services for the class action legal industry through DST. In addition, the Company has the following non-bank subsidiaries: CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy, and WATC, which provides corporate trust services and levered loan administration solutions.
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
Recent accounting pronouncements
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued guidance within ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323). The amendments in this update permit entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously this option was only permitted for LIHTC investments. Additionally, the amendments in this update require that all tax equity investments accounted for using the proportional amortization method apply the delayed equity contribution guidance in Subtopic 323-740 and disclosure of the nature of an entity's tax equity investments and their effect on an entity's financial position and results of operations.
The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and are applied on a modified retrospective or a retrospective basis. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
The Company adopted this accounting guidance prospectively on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

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
Principles of consolidation
As of March 31, 2023, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Goodwill and other intangible assets
The Company evaluated whether the recent events in the banking sector may give rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included analyzing qualitative factors applicable to the Company, the financial performance of the Company, and valuation metrics of publicly traded companies comparable to the Company and its reporting units. As of March 31, 2023, the Company does not believe that these events or circumstances have significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it is more likely than not that the fair value of the Company and its reporting units exceeds their respective carrying values as of March 31, 2023. The Company's goodwill totaled $527 million at March 31, 2023 and December 31, 2022, with $290 million and $237 million allocated to the Commercial and Consumer Related segments, respectively.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$195	$—	$(38)	$157
Tax-exempt	1,130	2	(104)	1,028
Total HTM securities	$1,325	$2	$(142)	$1,185

Available-for-sale debt securities
CLO	$2,499	$—	$(63)	$2,436
Commercial MBS issued by GSEs	70	—	(8)	62
Corporate debt securities	411	—	(53)	358
Private label residential MBS	1,399	—	(224)	1,175
Residential MBS issued by GSEs	2,136	1	(349)	1,788
Tax-exempt	945	1	(86)	860
U.S. Treasury securities	900	—	—	900
Other	74	3	(11)	66
Total AFS debt securities	$8,434	$5	$(794)	$7,645

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$198	$—	$(39)	$159
Tax-exempt	1,091	—	(138)	953
Total HTM securities	$1,289	$—	$(177)	$1,112

Available-for-sale debt securities
CLO	$2,796	$—	$(90)	$2,706
Commercial MBS issued by GSEs	104	1	(8)	97
Corporate debt securities	429	—	(39)	390
Private label residential MBS	1,442	—	(243)	1,199
Residential MBS issued by GSEs	2,123	—	(383)	1,740
Tax-exempt	1,004	2	(115)	891
Other	75	6	(12)	69
Total AFS debt securities	$7,973	$9	$(890)	$7,092
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $141 million and $160 million at March 31, 2023 and December 31, 2022, respectively. Unrealized losses on equity securities of $8.5 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively, were recognized in earnings as a component of fair value loss adjustments.
Securities with carrying amounts of approximately $6.5 billion and $1.7 billion at March 31, 2023 and December 31, 2022, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$39	$1,613	$24	$813	$63	$2,426
Commercial MBS issued by GSEs	1	23	8	37	9	60
Corporate debt securities (1)	6	61	47	290	53	351
Private label residential MBS	8	97	216	1,064	224	1,161
Residential MBS issued by GSEs	7	222	342	1,525	349	1,747
Tax-exempt	8	249	78	588	86	837
U.S. Treasury securities	—	892	—	—	—	892
Other	2	18	8	36	10	54
Total AFS securities	$71	$3,175	$723	$4,353	$794	$7,528
(1)Includes securities with an ACL that have a fair value of $87 million and unrealized losses of $20 million.

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$81	$2,467	$9	$216	$90	$2,683
Commercial MBS issued by GSEs	4	46	4	14	8	60
Corporate debt securities	28	263	11	120	39	383
Private label residential MBS	27	279	216	912	243	1,191
Residential MBS issued by GSEs	82	600	301	1,101	383	1,701
Tax-exempt	93	752	22	78	115	830
Other	4	26	8	26	12	52
Total AFS securities	$319	$4,433	$571	$2,467	$890	$6,900
The total number of AFS debt securities in an unrealized loss position at March 31, 2023 was 811, compared to 832 at December 31, 2022.
On a quarterly basis, the Company performs an impairment analysis on its AFS debt securities that are in an unrealized loss position at the end of the period to determine whether credit losses should be recognized on these securities.
Qualitative considerations made by the Company in its impairment analysis are further discussed below.
Government Issued Securities
Commercial and residential MBS are issued by either government agencies or GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. Further, principal and interest payments on these securities continue to be made on a timely basis.

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
In consideration of recent events related to the banking sector, the Company performed a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuer's credit ratings, probability of default, and other factors. As a result of the analysis, a $19.3 million provision for credit losses was recognized during the three months ended March 31, 2023, which included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold during the period. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no credit losses on the Company's remaining AFS securities portfolio have not been recognized during the three months ended March 31, 2023.
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
The Company's CLO portfolio consists of highly rated securitization tranches, containing pools of medium to large-sized corporate, high yield loans. These are variable rate securities that have an investment grade rating of Single-A or better. Unrealized losses on these securities are primarily a function of the differential from the offer price and the valuation mid-market price as well as changes in interest rates.
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
The following table presents a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Three Months Ended March 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$—	$19.3	$(17.1)	$—	$2.2
There were no credit losses recognized on AFS securities during the three months ended March 31, 2022.

The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Three Months Ended March 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$1.3	$—	$—	$6.5

	Three Months Ended March 31, 2022:
	Balance, December 31, 2021	Provision for Credit Losses	Charge-offs	Recoveries	Balance March 31, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$(2.0)	$—	$—	$3.2
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $4 million at March 31, 2023 and December 31, 2022, and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2023 and December 31, 2022, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	March 31, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$195	$195
Tax-exempt	—	—	—	—	—	—	1,130	1,130
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,325	$1,325

Available-for-sale debt securities
CLO	$205	$—	$2,138	$93	$—	$—	$—	$2,436
Commercial MBS issued by GSEs	—	62	—	—	—	—	—	62
Corporate debt securities	—	—	—	72	227	59	—	358
Private label residential MBS	1,133	—	42	—	—	—	—	1,175
Residential MBS issued by GSEs	—	1,788	—	—	—	—	—	1,788
Tax-exempt	11	16	380	392	—	—	61	860
U.S. Treasury securities	—	900	—	—	—	—	—	900
Other	—	—	9	9	29	3	16	66
Total AFS securities (1)	$1,349	$2,766	$2,569	$566	$256	$62	$77	$7,645

Equity securities
Common stock	$—	$—	$—	$—	$—	$—	$3	$3
CRA investments	—	25	—	—	—	—	14	39
Preferred stock	—	—	—	—	71	18	10	99
Total equity securities (1)	$—	$25	$—	$—	$71	$18	$27	$141
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$198	$198
Tax-exempt	—	—	—	—	—	—	1,091	1,091
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,289	$1,289

Available-for-sale debt securities
CLO	$310	$—	$2,121	$275	$—	$—	$—	$2,706
Commercial MBS issued by GSEs	—	97	—	—	—	—	—	97
Corporate debt securities	—	—	—	74	316	—	—	390
Private label residential MBS	1,158	—	41	—	—	—	—	1,199
Residential MBS issued by GSEs	—	1,740	—	—	—	—	—	1,740
Tax-exempt	11	15	392	425	—	—	48	891
Other	—	—	9	9	27	6	18	69
Total AFS securities (1)	$1,479	$1,852	$2,563	$783	$343	$6	$66	$7,092

Equity securities
Common stock	$—	$—	$—	$—	$—	$—	$3	$3
CRA investments	—	24	—	—	—	—	25	49
Preferred stock	—	—	—	—	82	17	9	108
Total equity securities (1)	$—	$24	$—	$—	$82	$17	$37	$160
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2023, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of March 31, 2023, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2023
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$9	$8
After one year through five years	18	18
After five years through ten years	33	32
After ten years	1,070	969
Mortgage-backed securities	195	158
Total HTM securities	$1,325	$1,185

Available-for-sale
Due in one year or less	$910	$910
After one year through five years	166	151
After five years through ten years	879	828
After ten years	2,874	2,731
Mortgage-backed securities	3,605	3,025
Total AFS securities	$8,434	$7,645

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Available-for-sale securities
Gross gains	$3.4	$6.9
Gross losses	(15.9)	—
Net (losses) gains on AFS securities	$(12.5)	$6.9
During the three months ended March 31, 2023, the Company sold securities with a carrying value of $459 million and recognized a net loss of $12.5 million. The sale of CLOs was executed as part of the Company's balance sheet repositioning strategy and resulted in the gross losses above. Sales of MBS and tax-exempt municipal securities were completed to secure gains. During the three months ended March 31, 2022, the Company sold certain AFS securities with a carrying value of $107 million for a gain of $6.9 million as part of the Company's interest rate management actions to secure gains on securities, primarily tax-exempt municipal securities that were purchased at a discount at the onset of the COVID-19 pandemic.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans to be sold or securitized through its AmeriHome mortgage banking business channel. In addition, the Company transferred $5.9 billion of loans (primarily commercial and industrial loans) to HFS as of March 31, 2023, net of a fair value loss adjustment of $123.5 million.
The following is a summary of loans HFS by type:

	March 31, 2023	December 31, 2022
	(in millions)
Government-insured or guaranteed:
EBO (1)	$5	$—
Non-EBO	551	591
Total government-insured or guaranteed	$556	$591
Agency-conforming	556	593
Total government-insured and agency-conforming	$1,112	$1,184
Transferred to HFS:
Commercial and industrial	$5,326	$—
CRE-investor	107	—
Residential	477	—
Total transferred to HFS	$5,910	$—
Total loans HFS	$7,022	$1,184
(1)    EBO loans are delinquent FHA, VA, or USDA loans repurchased under the terms of the GNMA MBS program that can be repooled or resold when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$142.4	$204.1
Net proceeds from sale of loans (1)	(107.4)	(336.9)
Provision for and change in estimate of liability for losses under representations and warranties, net	2.4	0.8
Change in fair value	6.6	(66.2)
Change in fair value of derivatives:
Unrealized (loss) gain on derivatives	(22.2)	81.2
Realized (loss) gain on derivatives	(2.4)	135.6
Total change in fair value of derivatives	(24.6)	216.8
Net gain on residential mortgage loans HFS	$19.4	$18.6
Loan acquisition and origination fees	12.0	18.3
Net gain on loan origination and sale activities	$31.4	$36.9
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Warehouse lending	$4,788	$5,561
Municipal & nonprofit	1,543	1,524
Tech & innovation	2,471	2,293
Equity fund resources	971	3,717
Other commercial and industrial	5,912	7,793
CRE - owner occupied	1,645	1,656
Hotel franchise finance	3,900	3,807
Other CRE - non-owner occupied	5,650	5,457
Residential	13,435	13,996
Residential - EBO	1,538	1,884
Construction and land development	4,388	3,995
Other	194	179
Total loans HFI	46,435	51,862
Allowance for credit losses	(305)	(310)
Total loans HFI, net of allowance	$46,130	$51,552
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $126 million and $141 million reduced the carrying value of loans as of March 31, 2023 and December 31, 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $191 million and $195 million increased the carrying value of loans as of March 31, 2023 and December 31, 2022, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	March 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$13	$13	$—
Tech & innovation	—	9	9	—
Other commercial and industrial	20	9	29	—
CRE - owner occupied	19	2	21	—
Other CRE - non-owner occupied	3	2	5	—
Residential	—	28	28	1
Residential - EBO	—	—	—	495
Construction and land development	2	—	2	—
Total	$44	$63	$107	$496
Loans contractually delinquent by 90 days or more and still accruing totaled $496 million at March 31, 2023 and consisted of primarily government guaranteed EBO residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $0.8 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	March 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$4,788	$—	$—	$—	$—	$4,788
Municipal & nonprofit	1,523	20	—	—	20	1,543
Tech & innovation	2,471	—	—	—	—	2,471
Equity fund resources	971	—	—	—	—	971
Other commercial and industrial	5,912	—	—	—	—	5,912
CRE - owner occupied	1,645	—	—	—	—	1,645
Hotel franchise finance	3,900	—	—	—	—	3,900
Other CRE - non-owner occupied	5,650	—	—	—	—	5,650
Residential	13,394	32	5	4	41	13,435
Residential - EBO	720	178	108	532	818	1,538
Construction and land development	4,388	—	—	—	—	4,388
Other	194	—	—	—	—	194
Total loans	$45,556	$230	$113	$536	$879	$46,435

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,561	$—	$—	$—	$—	$5,561
Municipal & nonprofit	1,524	—	—	—	—	1,524
Tech & innovation	2,270	23	—	—	23	2,293
Equity fund resources	3,717	—	—	—	—	3,717
Other commercial and industrial	7,791	2	—	—	2	7,793
CRE - owner occupied	1,656	—	—	—	—	1,656
Hotel franchise finance	3,807	—	—	—	—	3,807
Other CRE - non-owner occupied	5,454	3	—	—	3	5,457
Residential	13,955	37	4	—	41	13,996
Residential - EBO	969	217	116	582	915	1,884
Construction and land development	3,995	—	—	—	—	3,995
Other	178	1	—	—	1	179
Total loans	$50,877	$283	$120	$582	$985	$51,862

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$555	$566	$53	$156	$—	$—	$3,458	$4,788
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$555	$566	$53	$156	$—	$—	$3,458	$4,788
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$2	$114	$196	$187	$71	$953	$—	$1,523
Special mention	—	7	—	—	—	—	—	7
Classified	—	—	—	—	6	7	—	13
Total	$2	$121	$196	$187	$77	$960	$—	$1,543
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$127	$812	$324	$85	$56	$5	$978	$2,387
Special mention	3	27	8	6	—	—	10	54
Classified	4	5	16	3	—	—	2	30
Total	$134	$844	$348	$94	$56	$5	$990	$2,471
Current period gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$2

Equity fund resources
Pass	$93	$105	$133	$11	$12	$3	$614	$971
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$93	$105	$133	$11	$12	$3	$614	$971
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$520	$1,773	$579	$237	$158	$281	$2,300	$5,848
Special mention	14	1	—	—	—	—	—	15
Classified	—	2	35	7	2	3	—	49
Total	$534	$1,776	$614	$244	$160	$284	$2,300	$5,912
Current period gross charge-offs	$—	$—	$6	$1	$—	$—	$—	$7

CRE - owner occupied
Pass	$30	$357	$350	$169	$146	$527	$25	$1,604
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	14	7	5	8	6	40
Total	$30	$357	$364	$176	$151	$536	$31	$1,645
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$345	$1,696	$660	$53	$527	$281	$118	$3,680
Special mention	—	—	—	—	—	8	—	8
Classified	19	9	20	26	114	24	—	212
Total	$364	$1,705	$680	$79	$641	$313	$118	$3,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
March 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$429	$2,339	$1,093	$871	$260	$294	$199	$5,485
Special mention	—	45	38	28	2	1	21	135
Classified	—	—	5	—	20	5	—	30
Total	$429	$2,384	$1,136	$899	$282	$300	$220	$5,650
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential
Pass	$81	$3,645	$8,312	$837	$282	$221	$29	$13,407
Special mention	—	—	—	—	—	—	—	—
Classified	—	12	12	—	3	1	—	28
Total	$81	$3,657	$8,324	$837	$285	$222	$29	$13,435
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$—	$3	$252	$618	$329	$336	$—	$1,538
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$3	$252	$618	$329	$336	$—	$1,538
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$339	$1,653	$755	$249	$6	$2	$1,255	$4,259
Special mention	—	—	—	99	—	—	—	99
Classified	—	2	28	—	—	—	—	30
Total	$339	$1,655	$783	$348	$6	$2	$1,255	$4,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$10	$18	$9	$14	$5	$66	$71	$193
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	—	—	—
Total	$10	$18	$9	$14	$5	$67	$71	$194
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total by Risk Category
Pass	$2,531	$13,081	$12,716	$3,487	$1,852	$2,969	$9,047	$45,683
Special mention	17	80	46	133	2	11	31	320
Classified	23	30	130	43	150	48	8	432
Total	$2,571	$13,191	$12,892	$3,663	$2,004	$3,028	$9,086	$46,435

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$397	$41	$152	$—	$—	$—	$4,928	$5,518
Special mention	43	—	—	—	—	—	—	43
Classified	—	—	—	—	—	—	—	—
Total	$440	$41	$152	$—	$—	$—	$4,928	$5,561

Municipal & nonprofit
Pass	$107	$185	$187	$78	$43	$917	$—	$1,517
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	7	—	7
Total	$107	$185	$187	$78	$43	$924	$—	$1,524

Tech & innovation
Pass	$813	$374	$87	$66	$4	$1	$853	$2,198
Special mention	36	22	3	—	—	—	20	81
Classified	2	12	—	—	—	—	—	14
Total	$851	$408	$90	$66	$4	$1	$873	$2,293

Equity fund resources
Pass	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717

Other commercial and industrial
Pass	$2,968	$1,272	$262	$277	$312	$206	$2,406	$7,703
Special mention	—	44	—	—	—	—	3	47
Classified	3	21	10	3	3	1	2	43
Total	$2,971	$1,337	$272	$280	$315	$207	$2,411	$7,793

CRE - owner occupied
Pass	$338	$359	$174	$157	$211	$339	$29	$1,607
Special mention	—	—	—	—	—	1	—	1
Classified	—	14	7	1	5	10	11	48
Total	$338	$373	$181	$158	$216	$350	$40	$1,656

Hotel franchise finance
Pass	$1,762	$726	$54	$528	$290	$103	$118	$3,581
Special mention	—	—	26	—	—	—	—	26
Classified	18	20	—	117	45	—	—	200
Total	$1,780	$746	$80	$645	$335	$103	$118	$3,807

Other CRE - non-owner occupied
Pass	$2,344	$1,201	$870	$264	$160	$218	$315	$5,372
Special mention	3	38	—	12	—	—	1	54
Classified	—	4	—	12	10	5	—	31
Total	$2,347	$1,243	$870	$288	$170	$223	$316	$5,457

Residential
Pass	$4,041	$8,474	$878	$308	$150	$90	$36	$13,977
Special mention	—	—	—	—	—	—	—	—
Classified	6	9	—	3	1	—	—	19
Total	$4,047	$8,483	$878	$311	$151	$90	$36	$13,996

Residential - EBO
Pass	$3	$268	$712	$454	$191	$256	$—	$1,884
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$3	$268	$712	$454	$191	$256	$—	$1,884

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Construction and land development
Pass	$1,533	$815	$273	$14	$—	$—	$1,258	$3,893
Special mention	—	—	98	—	—	—	—	98
Classified	—	—	—	4	—	—	—	4
Total	$1,533	$815	$371	$18	$—	$—	$1,258	$3,995

Other
Pass	$23	$10	$13	$5	$2	$61	$64	$178
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	—	—	—
Total	$23	$10	$13	$5	$2	$62	$64	$179

Total by Risk Category
Pass	$15,349	$14,914	$3,853	$2,167	$1,363	$2,191	$11,308	$51,145
Special mention	82	104	127	12	—	2	24	351
Classified	29	80	17	140	64	23	13	366
Total	$15,460	$15,098	$3,997	$2,319	$1,427	$2,216	$11,345	$51,862
Restructurings for Borrowers Experiencing Financial Difficulty
The Company adopted the amendments in ASU 2022-02, which eliminated accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty that were made on or after January 1, 2023. See “Note 1. Summary of Significant Accounting Policies” of these Notes to Unaudited Financial Statements for further discussion of the amendments in this update.
The following table presents the amortized cost of loans HFI that were modified during the period by loan portfolio segment:

	March 31, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
	(in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Hotel franchise finance	—	18	—	18	0.5
Residential	—	—	1	1	0.0
Total	$2	$18	$6	$26	0.1%
None of the loans that were modified were in payment default and the loans remain current with contractual payments as of March 31, 2023.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three months ended March 31, 2023, the Company completed modifications of EBO loans with an amortized cost of $57 million. These modifications were largely payment delays and term extensions, or both.
Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. The loan terms that were modified or restructured due to a borrower’s financial situation included, but were not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. The majority of the Company's modifications were extensions in terms or deferral of payments which resulted in no lost principal or interest. Consistent with regulatory guidance, a TDR loan that was subsequently modified in another restructuring agreement but had shown sustained performance and classification as a TDR, was removed from TDR status provided that the modified terms were market-based at the time of modification.

The following table presents TDR loans by loan portfolio segment:

	December 31, 2022
	Number of Loans	Recorded Investment

Other commercial and industrial	4	$2
CRE - owner occupied	1	1
Hotel franchise finance	1	10
Other CRE - non-owner occupied	1	1
Total	7	$14
As of December 31, 2022, the ACL on TDR loans totaled $4 million and there were no outstanding commitments on TDR loans.
During the three months ended March 31, 2022, the Company had one new TDR loan with a recorded investment of $4 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from this TDR.
A TDR loan was deemed to have a payment default when it became past due 90 days under the modified terms, went on nonaccrual status, or was restructured again. Payment defaults, along with other qualitative indicators, were considered by management in the determination of the ACL. During the three months ended March 31, 2022, there were no loans for which there was a payment default within 12 months following the modification.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$7	$7	$—	$7	$7
Tech & innovation	—	—	—	—	6	6
Other commercial and industrial	—	10	10	—	30	30
CRE - owner occupied	35	—	35	42	—	42
Hotel franchise finance	169	—	169	186	—	186
Other CRE - non-owner occupied	27	—	27	27	—	27
Construction and land development	30	—	30	4	—	4
Total	$261	$17	$278	$259	$43	$302
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2023.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 3. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of March 31, 2023.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended March 31, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2023
	(in millions)
Warehouse lending	$8.4	$(1.8)	$—	$—	$6.6
Municipal & nonprofit	15.9	2.5	—	—	18.4
Tech & innovation	30.8	7.4	1.8	—	36.4
Equity fund resources	6.4	(3.1)	—	—	3.3
Other commercial and industrial	85.9	(30.7)	7.3	(3.2)	51.1
CRE - owner occupied	7.1	1.5	—	—	8.6
Hotel franchise finance	46.9	0.8	—	—	47.7
Other CRE - non-owner occupied	47.4	19.0	—	—	66.4
Residential	30.4	1.3	—	—	31.7
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	4.1	—	—	31.5
Other	3.1	—	0.1	—	3.0
Total	$309.7	$1.0	$9.2	$(3.2)	$304.7

	Three Months Ended March 31, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2022
	(in millions)
Warehouse lending	$3.0	$(0.1)	$—	$—	$2.9
Municipal & nonprofit	13.7	(0.3)	—	—	13.4
Tech & innovation	25.7	0.3	—	(2.0)	28.0
Equity fund resources	9.6	(3.0)	—	—	6.6
Other commercial and industrial	103.6	14.3	2.6	(0.4)	115.7
CRE - owner occupied	10.6	(2.5)	—	—	8.1
Hotel franchise finance	41.5	(10.9)	—	—	30.6
Other CRE - non-owner occupied	16.9	(1.6)	—	—	15.3
Residential	12.5	11.3	—	—	23.8
Construction and land development	12.5	(1.8)	—	—	10.7
Other	2.9	(0.4)	—	—	2.5
Total	$252.5	$5.3	$2.6	$(2.4)	$257.6
Accrued interest receivable of $297 million and $304 million at March 31, 2023 and December 31, 2022, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $8 million and $9 million, as of March 31, 2023 and December 31, 2022, respectively.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$47.0	$37.6
Provision for credit losses	(2.2)	5.7
Balance, end of period	$44.8	$43.3
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	March 31, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$4,788	$—	$4,788	$6.6	$—	$6.6
Municipal & nonprofit	1,536	7	1,543	15.9	2.5	18.4
Tech & innovation	2,441	30	2,471	33.0	3.4	36.4
Equity fund resources	971	—	971	3.3	—	3.3
Other commercial and industrial	5,866	46	5,912	44.7	6.4	51.1
CRE - owner occupied	1,608	37	1,645	8.6	—	8.6
Hotel franchise finance	3,689	211	3,900	47.7	—	47.7
Other CRE - non-owner occupied	5,623	27	5,650	66.4	—	66.4
Residential	13,435	—	13,435	31.7	—	31.7
Residential EBO	1,538	—	1,538	—	—	—
Construction and land development	4,358	30	4,388	31.5	—	31.5
Other	194	—	194	3.0	—	3.0
Total	$46,047	$388	$46,435	$292.4	$12.3	$304.7

	December 31, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,561	$—	$5,561	$8.4	$—	$8.4
Municipal & nonprofit	1,517	7	1,524	13.4	2.5	15.9
Tech & innovation	2,280	13	2,293	30.3	0.5	30.8
Equity fund resources	3,717	—	3,717	6.4	—	6.4
Other commercial and industrial	7,754	39	7,793	80.4	5.5	85.9
CRE - owner occupied	1,612	44	1,656	7.1	—	7.1
Hotel franchise finance	3,607	200	3,807	44.7	2.2	46.9
Other CRE - non-owner occupied	5,428	29	5,457	47.4	—	47.4
Residential	13,996	—	13,996	30.4	—	30.4
Residential EBO	1,884	—	1,884	—	—	—
Construction and land development	3,991	4	3,995	27.4	—	27.4
Other	179	—	179	3.1	—	3.1
Total	$51,526	$336	$51,862	$299.0	$10.7	$309.7

Loan Purchases and Sales
Loan purchases, which consisted primarily of commercial and industrial and residential loans, during the three months ended March 31, 2023 totaled $511 million. Loan purchases during the three months ended March 31, 2022 totaled $2.4 billion and primarily consisted of residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023, the Company sold loans with a carrying value of approximately $915 million and recognized a net loss of $17.3 million on these loan sales. During the three months ended March 31, 2022, the Company did not have significant sales of loans HFI.
5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$1,148	$698
Additions from loans sold with servicing rights retained	142	204
MSRs sold	(350)	—
Change in fair value	(8)	81
Mark to market adjustments	3	—
Realization of cash flows	(25)	(33)
Balance, end of period	$910	$950

Unpaid principal balance of mortgage loans serviced for others	$58,466	$65,547
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. During the three months ended March 31, 2023, MSR sales had an aggregate net sales price of $350 million and the UPB of loans underlying these sales totaled $19.5 billion. During the three months ended March 31, 2022, the Company did not have MSR sales. As of March 31, 2023 and December 31, 2022, the Company had a remaining receivable balance of $54 million and $39 million, respectively, related to holdbacks on MSR sales for servicing transfers, which were recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $62.9 million for the three months ended March 31, 2023 and $42.9 million for the three months ended March 31, 2022, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of March 31, 2023 and December 31, 2022, net servicing advances totaled $87 million and $102 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

March 31, 2023
(in millions)
Fair value of mortgage servicing rights	$910
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(52)
Favorable change	48
Discount rate change of 50 basis points
Increase	(18)
Decrease	19
Conditional prepayment rate change of 1%
Increase	(22)
Decrease	24
Cost to service change of 10%
Increase	(13)
Decrease	13
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
6. DEPOSITS
The table below summarizes deposits by type:

	March 31, 2023	December 31, 2022
	(in millions)
Non-interest-bearing demand deposits	$16,465	$19,691
Interest-bearing transaction accounts	10,719	9,507
Savings and money market accounts	13,845	19,397
Time certificates of deposit ($250,000 or more)	4,998	3,815
Other time deposits	1,560	1,234
Total deposits	$47,587	$53,644
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At March 31, 2023, the Company had $8.0 billion of reciprocal deposits, compared to $2.8 billion at December 31, 2022.
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At March 31, 2023 and December 31, 2022, the Company reported wholesale brokered deposits of $8.1 billion and $4.8 billion, respectively. Brokered deposits of $8.1 billion at March 31, 2023 include $3.0 billion of reciprocal deposits that exceeded the $5.0 billion reciprocal deposits reporting exclusion threshold.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $13.4 billion and $12.9 billion at March 31, 2023 and December 31, 2022, respectively. The Company incurred $85.6 million and $8.7 million in deposit related costs on these deposits during the three months ended March 31, 2023 and 2022, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.

7. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in millions)
Short-Term:
Federal funds purchased	$400	$640
BTFP advances	1,300	—
FHLB advances	11,000	4,300
Warehouse borrowings	566	—
Repurchase agreements	1,508	27
Secured borrowings	46	25
Total short-term borrowings	$14,820	$4,992
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$314	$315
Credit linked notes, net of debt issuance costs	719	992
Total long-term borrowings	$1,033	$1,307

Total other borrowings	$15,853	$6,299
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $1.1 billion as of March 31, 2023, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of March 31, 2023 and December 31, 2022, the Company had additional available credit with the FHLB of approximately $676 million and $6.8 billion respectively. The weighted average rate on FHLB advances was 5.06% and 4.70% as of March 31, 2023 and December 31, 2022, respectively.
The FRB established the BTFP in March 2023, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. The rate for BTFP advances is the one-year overnight index swap rate plus 10 basis points and is fixed for the term of the advance. The weighted average rate on BTFP advances was 4.76% as of March 31, 2023. The Company had additional available credit of $54 million under the BTFP as of March 31, 2023. Other available credit with the FRB totaled $16.6 billion and $5.2 billion as of March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023, the Company had access to approximately $1.0 billion in uncommitted warehouse funding, of which $566 million was drawn at a weighted average borrowing rate of 5.09%. There were no warehouse borrowings outstanding at December 31, 2022.

Repurchase Agreements
Other short-term borrowing sources available to the Company include securities and customer repurchase agreements. The Company's securities repurchase agreements are collateralized by CLO investments. The balance and weighted average rate on these agreements was $1.5 billion and 6.39%, respectively, as of March 31, 2023. There were no securities repurchase agreements outstanding at December 31, 2022.
The balance of customer repurchase agreements was $8 million and $27 million as of March 31, 2023 and December 31, 2022, respectively, and the weighted average rate was 0.22% and 0.15% as of March 31, 2023 and December 31, 2022, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.43% and 6.39% as of March 31, 2023 and December 31, 2022, respectively.
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
Credit Linked Notes
The Company entered into credit linked note transactions that effectively transfer the risk of first losses on certain pools of the Company’s warehouse and equity fund resource loans to the purchasers of these notes. In the event of a failure to pay by the relevant obligor, insolvency of the relevant obligor, or restructuring of such loans that results in a loss on a loan that is included in any of the reference pools, the principal balance of the notes will be reduced to the extent of such loss and a gain on recovery of credit guarantees will be recognized within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying reference loan in the event of obligor default. There have been no historical losses on the warehouse lines of credit and equity fund resource loans.
The Company also entered into credit linked note transactions that effectively transfer the risk of first losses on reference pools of the Company's loans purchased under its residential mortgage purchase program to the purchasers of the notes. The principal and interest payable on these notes may be reduced by a portion of the Company's loss on such loans if one of the following occurs with respect to a covered loan: (i) realized losses incurred by the Company on a loan following a liquidation of the loan or certain other events, or (ii) a modification of the loan resulting in a reduction in payments. The aggregate losses, if any, for each payment date will be allocated to reduce the class principal amount and (for modifications) the current interest of the notes in reverse order of class priority. Losses on residential mortgages have not generally been significant.
The Company's credit linked note issuances are detailed in the tables below:

March 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$94	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	187	3
Equity fund resource loans (3)	June 23, 2022	June 30, 2028	SOFR + 6.75%	275	4
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	199	3
Total				$755	$12

December 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$95	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	189	3
Equity fund resource loans (3)	June 23, 2022	June 30, 2028	SOFR + 6.75%	300	4
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	202	3
Warehouse loans (5)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$1,028	$14
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.9 billion as of March 31, 2023 and December 31, 2022.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.7 billion and $3.8 billion as of March 31, 2023 and December 31, 2022, respectively.
(3)    These notes had a reference pool balance of $1.5 billion and $1.6 billion as of March 31, 2023 and December 31, 2022, respectively.
(4)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.9 billion and $4.0 billion as of March 31, 2023 and December 31, 2022, respectively.
(5)    These notes had a reference pool balance of $689 million as of December 31, 2022.
During the three months ended March 31, 2023, the Company recognized a gain on extinguishment of debt of $12.7 million related to the pay off of the credit linked note on its warehouse loans and a paydown of $25 million on the credit linked note on its equity fund resource loans.

8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

March 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$6
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	1
Total				$825	$7

December 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$7
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	1
Total				$825	$8
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
The carrying value of all subordinated debt issuances totaled $818 million and $817 million at March 31, 2023 and December 31, 2022, respectively.
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
The carrying value of junior subordinated debt was $77 million and $76 million as of March 31, 2023 and December 31, 2022, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of March 31, 2023 was 7.53%, which is equal to three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 7.11% at December 31, 2022. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR plus a spread adjustment.
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

9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors generally vest over six months. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2023 and 2022 was $44.5 million and $40.0 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2023, the Company recognized $8.5 million in stock-based compensation expense related to these stock grants, compared to $7.1 million for the three months ended March 31, 2022.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three months ended March 31, 2023, the Company recognized a net reversal of stock-based compensation expense of $2.5 million on unvested performance stock units due to revised performance expectations, compared to $2.8 million in stock-based compensation expense for such units during the three months ended March 31, 2022.
The three-year performance period for the 2020 grant ended on December 31, 2022, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares vested at 180% of the target award under the terms of the grant. As a result, 157,784 shares became fully vested and distributed to executive management in the first quarter of 2023.
The three-year performance period for the 2019 grant ended on December 31, 2021, and the Company's cumulative EPS and TSR performance measure for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 203,646 shares became fully vested and were distributed to executive management in the first quarter of 2022.
Preferred Stock
The Company has 12,000,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During the three months ended March 31, 2023 and 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred shareholders of $3.2 million.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
During the three months ended March 31, 2022, the Company sold 1.3 million shares under the ATM program at a weighted-average selling price of $86.78 per share for gross proceeds of $108.4 million. Sales under the ATM program were being made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). Total related offering costs were $0.7 million for the three months ended March 31, 2022, of which $0.4 million related to compensation costs paid to the distribution agent. There were no sales under the ATM program during the three months ended March 31, 2023 and as of March 31, 2023, the remaining number of shares that can be sold under this agreement totaled 1,107,769.

Cash Dividend on Common Shares
During the three months ended March 31, 2023, the Company declared and paid a quarterly cash dividend of $0.36 per share, for a total dividend payment to shareholders of $39.4 million. During the three months ended March 31, 2022, the Company declared and paid a quarterly cash dividend of $0.35 per share, for a total dividend payment to shareholders of $37.3 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2023, the Company purchased treasury shares of 143,404 at a weighted average price of $74.70 per share. During the three months ended March 31, 2022, the Company purchased treasury shares of 185,534 at a weighted average price of $93.51 per share.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive income (loss) before reclassifications	60.1	—	(1.1)	—	59.0
Amounts reclassified from AOCI	9.3	—	—	1.2	10.5
Net current-period other comprehensive income (loss)	69.4	—	(1.1)	1.2	69.5
Balance, March 31, 2023	$(594.3)	$(0.3)	$1.9	$1.2	$(591.5)

Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$—	$15.7
Other comprehensive (loss) income before reclassifications	(247.9)	—	2.2	—	(245.7)
Amounts reclassified from AOCI	(5.1)	—	—	—	(5.1)
Net current-period other comprehensive (loss) income	(253.0)	—	2.2	—	(250.8)
Balance, March 31, 2022	$(236.3)	$(0.3)	$1.5	$—	$(235.1)

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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These last-of-layer hedges provided the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount. During the year ended December 31, 2021, the Company completed a partial discontinuation of one of its last-of-layer hedges, which reduced the total hedged amount on these hedges from $1.0 billion to $880 million. During the three months ended March 31, 2022, the Company discontinued the remaining portion of these last-of-layer hedges. The cumulative basis adjustment on the discontinued last-of-layer hedges totaled $31 million, which was allocated across the remaining loan pool upon termination of the hedges and is being amortized over the remaining term. At March 31, 2023, the remaining cumulative basis adjustment on the discontinued last-of-layer hedges totaled $18 million.
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
The Company also uses derivative financial instruments to manage exposure to interest rate risk within its mortgage banking business related to IRLCs and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments and interest rate futures.

Fair Value Hedges
As of March 31, 2023 and December 31, 2022, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for outstanding fair value hedges:

	March 31, 2023		December 31, 2022
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs	$447	$13	$447	$17
(1)Included in the carrying value of the hedged assets/(liabilities).
For the Company's derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans, the gain or loss on the hedged item is included in interest income, as shown in the table below.

	Three Months Ended March 31,
	2023		2022
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$(4.3)	$4.3	$33.5	$(33.4)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $3.0 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three months ended March 31, 2023.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of March 31, 2023, December 31, 2022, and March 31, 2022. The change in the notional amounts of these derivatives from March 31, 2022 to March 31, 2023 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	March 31, 2023			December 31, 2022			March 31, 2022
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$470	$14	$1	$476	$18	$—	$499	$2	$23
Total	470	14	1	476	18	—	499	2	23

Derivatives not designated as hedging instruments (1):
Foreign currency contracts	$189	$2	$1	$250	$1	$9	$151	$1	$2
Forward purchase contracts	7,814	34	5	2,709	1	13	5,019	4	65
Forward sales contracts	9,702	3	64	4,985	16	8	9,557	149	6
Futures purchase contracts (2)	138,422	—	—	150,943	—	—	202,818	—	—
Futures sales contracts (2)	148,132	—	—	159,649	—	—	219,617	—	—
Interest rate lock commitments	1,557	14	1	1,459	5	3	2,420	6	17
Interest rate contracts	1,983	5	6	1,538	6	6	64	—	—
Risk participation agreements	51	—	—	48	—	—	—	—	—
Total	$307,850	$58	$77	$321,581	$29	$39	$439,646	$160	$90
Margin		5	(14)		4	1		—	65
Total, including margin	$307,850	$63	$63	$321,581	$33	$40	$439,646	$160	$155
(1)Relate to economic hedging arrangements.
(2)The Company enters into forward purchase and sales contracts that are subject to daily remargining and almost all of which are based on three-month LIBOR to hedge against its MSR valuation exposure. The notional amount on these contracts is substantial as these contracts have a duration of only 0.25 years and are intended to cover the longer duration of MSR hedges.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	March 31, 2023			December 31, 2022			March 31, 2022
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$30	$—	$30	$1	$—	$1	$3	$—	$3
Forward sales contracts	3	—	3	13	—	13	149	—	149
Interest rate contracts	14	—	14	18	—	18	2	—	2
Margin	5	—	5	4	—	4	—	—	—
Netting	—	(38)	(38)	—	(17)	(17)	—	(130)	(130)
	$52	$(38)	$14	$36	$(17)	$19	$154	$(130)	$24
Liabilities
Forward purchase contracts	$(4)	$—	$(4)	$(12)	$—	$(12)	$(64)	$—	$(64)
Forward sales contracts	(52)	—	(52)	(8)	—	(8)	(6)	—	(6)
Interest rate contracts	(1)	—	(1)	—	—	—	(23)	—	(23)
Margin	14	—	14	(1)	—	(1)	(65)	—	(65)
Netting	—	38	38	—	17	17	—	130	130
	$(43)	$38	$(5)	$(21)	$17	$(4)	$(158)	$130	$(28)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$2	$—	$2	$1	$—	$1	$—	$—	$—
Forward purchase contracts	4	—	4	—	—	—	1	—	1
Forward sales contracts	—	—	—	3	—	3	1	—	1
Interest rate lock commitments	14	—	14	5	—	5	6	—	6
Interest rate contracts	5	—	5	6	—	6	—	—	—
	$25	$—	$25	$15	$—	$15	$8	$—	$8
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$(9)	$—	$(9)	$(2)	$—	$(2)
Forward purchase contracts	(1)	—	(1)	(1)	—	(1)	—	—	—
Forward sales contracts	(12)	—	(12)	—	—	—	—	—	—
Interest rate lock commitments	(1)	—	(1)	(3)	—	(3)	(18)	—	(18)
Interest rate contracts	(6)	—	(6)	(6)	—	(6)	—	—	—
	$(21)	$—	$(21)	$(19)	$—	$(19)	$(20)	$—	$(20)
Total derivatives and margin
Assets	$77	$(38)	$39	$51	$(17)	$34	$162	$(130)	$32
Liabilities	$(64)	$38	$(26)	$(40)	$17	$(23)	$(178)	$130	$(48)

The following table summarizes the net gain (loss) on derivatives included in income:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$11.5	$(20.8)
Forward contracts	(36.8)	241.3
Interest rate swaps	1.2	—
Other contracts	(0.5)	(3.7)
Total loss	$(24.6)	$216.8
Net loan servicing revenue:
Forward contracts	$(1.6)	$(34.9)
Futures contracts	(4.0)	(22.0)
Interest rate swaps	19.0	—
Total gain	$13.4	$(56.9)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA, and FHLMC), or guaranteed by GNMA. At March 31, 2023, December 31, 2022, and March 31, 2022 collateral pledged by the Company to counterparties for its derivatives totaled $33 million, $11 million, and $45 million, respectively.
12. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Weighted average shares - basic	108.1	106.0
Dilutive effect of stock awards	0.2	0.6
Weighted average shares - diluted	108.3	106.6
Net income available to common stockholders	$139.0	$236.9
Earnings per share - basic	1.29	2.23
Earnings per share - diluted	1.28	2.22

13. INCOME TAXES
The Company's effective tax rate was 23.0% and 19.5% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to a decrease in LIHTC and solar credit benefits and a decrease in excess stock compensation benefit.
As of March 31, 2023, the net DTA balance totaled $289 million, a decrease of $22 million from $311 million at December 31, 2022. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities and a decrease to tax credit carryovers. These items were not fully offset by decreases to DTLs related to MSRs.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $289 million at March 31, 2023 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2023 and December 31, 2022, the Company had no deferred tax valuation allowance.
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
Investments in LIHTC and renewable energy totaled $611 million and $624 million as of March 31, 2023 and December 31, 2022, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $393 million and $398 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, $11.3 million and $13.4 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,254 at March 31, 2023 and $1,209 at December 31, 2022	$17,927	$18,674
Credit card commitments and financial guarantees	392	379
Letters of credit, including unsecured letters of credit of $9 at March 31, 2023 and $7 at December 31, 2022	260	265
Total	$18,579	$19,318

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $45 million and $47 million as of March 31, 2023 and December 31, 2022, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $115 million and $117 million as of March 31, 2023 and December 31, 2022, respectively.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. The Company's loan portfolio includes significant credit exposure to the CRE market. As of March 31, 2023 and December 31, 2022, CRE related loans accounted for approximately 34% and 29% of total loans, respectively, and approximately 16% of CRE loans, excluding construction and land loans, were owner-occupied as of March 31, 2023 and December 31, 2022. In addition, approximately $2.5 billion, or 5.5%, of the Company’s HFI loan portfolio consisted of office loans as of March 31, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. Over 90% of these office loans are considered CRE-non-owner occupied and primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects, with the vast majority located in midtown or suburban locations. The Company's commercial and industrial loans made up 33% and 40% of the Company's HFI loan portfolio as of March 31, 2023 and December 31, 2022, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of March 31, 2023 and December 31, 2022.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $7.4 million during the three months ended March 31, 2023, compared to $5.9 million for the three months ended March 31, 2022. Other lease costs, which include common area maintenance, parking, and taxes, and were included as occupancy expense, totaled $1.3 million during the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022.

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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Unrealized gains (losses)	$(1.5)	$2.9
Changes included in OCI, net of tax	(1.1)	2.2
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
	(in millions)
March 31, 2023
Assets:
Available-for-sale debt securities
CLO	$—	$2,436	$—	$2,436
Commercial MBS issued by GSEs	—	62	—	62
Corporate debt securities	—	358	—	358
Private label residential MBS	—	1,175	—	1,175
Residential MBS issued by GSEs	—	1,787	—	1,787
Tax-exempt	—	860	—	860
U.S. Treasury securities	900	—	—	900
Other	27	40	—	67
Total AFS debt securities	$927	$6,718	$—	$7,645
Equity securities
Common stock	$3	$—	$—	$3
CRA investments	25	14	—	39
Preferred stock	94	5	—	99
Total equity securities	$122	$19	$—	$141
Loans HFS (2)	$—	$1,100	$1	$1,101
MSRs	—	—	910	910
Derivative assets (1)	—	63	14	77
Liabilities:
Junior subordinated debt (3)	$—	$—	$64	$64
Derivative liabilities (1)	—	63	1	64
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $13 million as of March 31, 2023 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2022
Assets:
Available-for-sale debt securities
CLO	$—	$2,706	$—	$2,706
Commercial MBS issued by GSEs	—	97	—	97
Corporate debt securities	—	390	—	390
Private label residential MBS	—	1,199	—	1,199
Residential MBS issued by GSEs	—	1,740	—	1,740
Tax-exempt	—	891	—	891
Other	24	45	—	69
Total AFS debt securities	$24	$7,068	$—	$7,092
Equity securities
Common stock	$3	$—	$—	$3
CRA investments	24	25	—	49
Preferred stock	108	—	—	108
Total equity securities	$135	$25	$—	$160
Loans - HFS	$—	$1,172	$1	$1,173
Mortgage servicing rights	—	—	1,148	1,148
Derivative assets (1)	—	46	5	51
Liabilities:
Junior subordinated debt (2)	$—	$—	$63	$63
Derivative liabilities (1)	—	37	3	40
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $17 million as of December 31, 2022 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates.
(2)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2023	2022
	(in millions)
Beginning balance	$(62.5)	$(67.4)
Change in fair value (1)	(1.5)	2.9
Ending balance	$(64.0)	$(64.5)
(1)Unrealized gains/(losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(1.1) million and $2.2 million for three months ended March 31, 2023 and 2022, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$64	Discounted cash flow	Implied credit rating of the Company	8.24%

	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.13%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2023 and December 31, 2022 was the implied credit risk for the Company. As of March 31, 2023 and December 31, 2022, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.

As of March 31, 2023, the Company estimates the discount rate at 8.24%, which represents an implied credit spread of 3.05% plus three-month LIBOR (5.19%). As of December 31, 2022, the Company estimated the discount rate at 8.13%, which was a 3.36% credit spread plus three-month LIBOR (4.77%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended March 31, 2023
	Loans HFS	MSRs	Net IRLCs (1)
	(in millions)
Balance, beginning of period	$1	$1,148	$2
Purchases and additions	2	142	2,946
Sales and payments	(4)	(350)	—
Transfers from Level 2 to Level 3	2	—	—
Transfers from Level 3 to Level 2	—	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(2,935)
Change in fair value	—	(8)	1
Mark to market adjustments	—	3	—
Realization of cash flows	—	(25)	—
Balance, end of period	$1	$910	$14
Changes in unrealized gains (losses) for the period (2)	$—	$(3)	$14
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

	Three Months Ended March 31, 2022
	Loans HFS	MSRs	Net IRLCs (1)
	(in millions)
Balance, beginning of period	$46	$698	$9
Purchases and additions	292	204	5,324
Sales and payments	(351)	—	—
Transfers from Level 2 to Level 3	39	—	—
Transfers from Level 3 to Level 2	(18)	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(5,321)
Change in fair value	—	81	(23)
Realization of cash flows	—	(33)	—
Balance, end of period	$8	$950	$(11)
Changes in unrealized gains (losses) for the period (2)	$—	$80	$(11)
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		March 31, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	20 - 438	286
	Conditional prepayment rate (1)	9.1% - 21.0%	15.1%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	32.6
	Cost to service	$93 - $100	$95
IRLCs:	Servicing fee multiple	2.9 - 5.3	4.1
	Pull-through rate	66% - 100%	85%

		December 31, 2022
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	190 - 621	378
	Conditional prepayment rate (1)	8.5% - 18.5%	13.4%
	Recapture rate	20.0% - 20.0%	20%
	Servicing fee rate (in basis points)	25.0 - 56.5	33.2
	Cost to service	$87 - $94	$90
Loans HFS:	Whole loan spread to TBA price (in basis points)	(0.6) - (0.6)	(0.6)
IRLCs:	Servicing fee multiple	2.9 - 5.5	4.3
	Pull-through rate	69% - 100%	89%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	March 31, 2023			December 31, 2022
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$1,100	$1,064	$36	$1,172	$1,138	$34
90 days or more delinquent	1	1	—	1	1	—
Total	$1,101	$1,065	$36	$1,173	$1,139	$34

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of March 31, 2023:
Loans HFI	$272	$—	$—	$272
Other assets acquired through foreclosure	11	—	—	11
As of December 31, 2022:
Loans HFI	$295	$—	$—	$295
Other assets acquired through foreclosure	11	—	—	11
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$272	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$295	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $272 million and $295 million at March 31, 2023 and December 31, 2022, respectively, net of a specific ACL of $6 million and $7 million at March 31, 2023 and December 31, 2022, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $11 million of such assets at March 31, 2023 and December 31, 2022.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,325	$—	$1,185	$—	$1,185
AFS	7,645	927	6,718	—	7,645
Equity	141	122	19	—	141
Derivative assets	77	—	63	14	77
Loans HFS (1)	7,022	—	7,010	14	7,024
Loans HFI, net	46,130	—	—	43,680	43,680
Mortgage servicing rights	910	—	—	910	910
Accrued interest receivable	350	—	350	—	350
Financial liabilities:
Deposits	$47,587	$—	$47,584	$—	$47,584
Other borrowings	15,853	—	15,771	—	15,771
Qualifying debt	895	—	558	77	635
Derivative liabilities	64	—	63	1	64
Accrued interest payable	65	—	65	—	65
(1)     Includes loans transferred from HFI to HFS. As these transferred loans are salable into active markets, the fair value is based on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy.

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
Fair value of commitments
The estimated fair value of letters of credit outstanding at March 31, 2023 and December 31, 2022 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at March 31, 2023 and December 31, 2022.

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
Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. A net user of funds has lending/investing in excess of deposits/borrowings and a net provider of funds has deposits/borrowings in excess of lending/investing. A segment that is a user of funds is charged for the use of funds, while a provider of funds is credited through funds transfer pricing, which is determined based on the average estimated life of the assets or liabilities in the portfolio. Residual funds transfer pricing mismatches are allocable to the Corporate & Other segment and presented in net interest income.
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
Income taxes are applied to each segment based on estimated effective tax rates. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2023:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$13,132	$12	$—	$13,120
Loans HFS	7,022	4,732	2,290	—
Loans HFI, net of deferred fees and costs	46,435	27,282	19,153	—
Less: allowance for credit losses	(305)	(255)	(50)	—
Net loans HFI	46,130	27,027	19,103	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	677	293	384	—
Other assets	4,075	550	1,703	1,822
Total assets	$71,047	$32,625	$23,480	$14,942
Liabilities:
Deposits	$47,587	$21,991	$20,017	$5,579
Borrowings and qualifying debt	16,748	8	927	15,813
Other liabilities	1,191	97	302	792
Total liabilities	65,526	22,096	21,246	22,184
Allocated equity:	5,521	2,545	1,613	1,363
Total liabilities and stockholders' equity	$71,047	$24,641	$22,859	$23,547
Excess funds provided (used)	—	(7,984)	(621)	8,605

Income Statement:
Three Months Ended March 31, 2023:	(in millions)
Net interest income	$609.9	$389.4	$199.3	$21.2
Provision for credit losses	19.4	(2.7)	1.5	20.6
Net interest income (expense) after provision for credit losses	590.5	392.1	197.8	0.6
Non-interest income	(58.0)	(96.7)	51.0	(12.3)
Non-interest expense	347.9	136.0	192.0	19.9
Income (loss) before income taxes	184.6	159.4	56.8	(31.6)
Income tax expense (benefit)	42.4	38.5	12.8	(8.9)
Net income (loss)	$142.2	$120.9	$44.0	$(22.7)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2022:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$9,803	$12	$—	$9,791
Loans held for sale	1,184	—	1,184	—
Loans, net of deferred fees and costs	51,862	31,414	20,448	—
Less: allowance for credit losses	(310)	(262)	(48)	—
Total loans	51,552	31,152	20,400	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	680	293	387	—
Other assets	4,504	435	2,180	1,889
Total assets	$67,734	$31,903	$24,151	$11,680
Liabilities:
Deposits	$53,644	$29,494	$18,492	$5,658
Borrowings and qualifying debt	7,192	27	340	6,825
Other liabilities	1,542	83	656	803
Total liabilities	62,378	29,604	19,488	13,286
Allocated equity:	5,356	2,684	1,691	981
Total liabilities and stockholders' equity	$67,734	$32,288	$21,179	$14,267
Excess funds provided (used)	—	385	(2,972)	2,587

Income Statements:
Three Months Ended March 31, 2022:	(in millions)
Net interest income	$449.5	$334.9	$183.2	$(68.6)
Provision for (recovery of) credit losses	9.0	0.6	10.5	(2.1)
Net interest income (expense) after provision for credit losses	440.5	334.3	172.7	(66.5)
Non-interest income	106.3	16.9	79.2	10.2
Non-interest expense	248.6	114.4	125.0	9.2
Income (loss) before income taxes	298.2	236.8	126.9	(65.5)
Income tax expense (benefit)	58.1	56.2	30.4	(28.5)
Net income (loss)	$240.1	$180.6	$96.5	$(37.0)

17. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees and totaled $14.0 million and $14.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company had no material unsatisfied performance obligations as of March 31, 2023 or December 31, 2022.

18. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of Digital Disbursements
On January 25, 2022, the Company completed its acquisition of DST, doing business as Digital Disbursements, a digital payments platform for the class action legal industry. The acquisition of DST extended the Company's digital payment efforts by providing a digital payments platform for the class action market and broader legal industry.
This transaction was accounted for as a business combination under the acquisition method of accounting. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values, which were final as of December 31, 2022.
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
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. There were no acquisition and restructure expenses related to the DST acquisition incurred during the three months ended March 31, 2023. For the three months ended March 31, 2022, there was $0.4 million of acquisition and restructure expenses included as a component of non-interest expense in the Consolidated Income Statement, all of which were acquisition related costs as defined by ASC 805.
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

19. SUBSEQUENT EVENTS
Subsequent to March 31, 2023, the Company has continued to execute on its balance sheet repositioning strategy, with loan dispositions totaling approximately $2.0 billion and no significant fair value adjustments upon settlement. In addition, the Company substantially paid off the balance of its credit linked note on its warehouse loans, which had a principal balance of $275 million as of March 31, 2023. This payoff did not have a significant income statement impact.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) adverse financial market and economic conditions, including the effects of any recession in the United States, the impact of the recent bank failures and related adverse developments in the banking industry, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflict between Russia and Ukraine; 2) changes in interest rates and increased rate competition; 3) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 4) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 5) exposure to natural and man-made disasters in markets that we operate and the impact of climate change and ESG practices on us and our customers; 6) the potential adverse effects of the ongoing COVID-19 pandemic; 7) dependency on real estate and events that negatively impact the real estate market; 8) concentrations in certain business lines or product types within our loan portfolio; 9) residual risk retained by us on reference pools covered by credit linked notes; 10) exposure to environmental liabilities related to the properties to which we acquire title; 11) ability to compete in a highly competitive market; 12) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful; 13) uncertainty associated with digital payment initiatives; 14) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 15) ability to meet capital adequacy and liquidity requirements; 16) dependence on low-cost deposits; 17) risks related to representations and warranties made on third-party loan sales; 18) ability to borrow from the FHLB or the FRB; 19) a change in our creditworthiness; 20) information security breaches; 21) reliance on third parties to provide key components of our infrastructure; 22) perpetration of fraud; 23) ability to implement and improve our controls and processes to keep pace with growth; 24) the replacement of LIBOR; 25) risk of operating in a highly regulated industry and our ability to remain in compliance; 26) ability to adapt to technological change; 27) failure to comply with state and federal banking agency laws and regulations; 28) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; and 29) risks related to ownership and price of the our common stock; and 30) ability to continue to declare quarterly dividends.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Banking Industry and Market Developments
The closures of Silicon Valley Bank and Signature Bank have caused significant disruption in the United States banking industry, particularly among mid-size banks, such as the Company. These bank closures triggered a surge in deposit outflows and stock price volatility at many mid-sized banks.
The FRB announced the BTFP, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. Under this program, the Bank has access to $1.4 billion in borrowing capacity, of which $1.3 billion was drawn at March 31, 2023.
Additionally, the Department of the Treasury, FRB, and FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank, which stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. Although the exact terms of that special assessment have not been announced, the Company expects that future FDIC deposit insurance assessments will increase.
Most recently, on May 1, 2023, First Republic Bank was closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank’s deposits and substantially all of its assets and that the expected related cost to the Deposit Insurance Fund would be approximately $13 billion. The recent volatility in the banking industry and other recent regulatory actions have had and may continue to have a material impact on the Company's operations, as further discussed below.
Capital and liquidity
While the Company believes it has sufficient capital, funding, and access to contingent sources of liquidity, the Company has taken several actions to ensure the strength of its capital and liquidity position. These actions included sale of selected assets, including $459 million of AFS securities and $915 million of loans, as well as transfer of $5.9 billion of loans to HFS, net of a pre-tax fair value loss adjustment of $123.5 million, and increasing its borrowing capacity with the FRB.
The Company's deposit balances stabilized as of March 20, 2023 and from such date through March 31, 2023 deposits increased, but were down $6.1 billion from December 31, 2022. The Company also strengthened its insured deposit ratio from 45% as of December 31, 2022 to 68% as of March 31, 2023, with a further increase to 74% as of May 2, 2023.
Financial position and results of operations
The Company's financial position and results of operations as of and for the three months ended March 31, 2023 have been impacted by this disruption. The current conditions in the banking industry contributed to the $19.4 million provision for credit losses recognized during the three months ended March 31, 2023, of which $17.1 million related to a charge-off of a corporate debt security from a financial institution issuer. The Company's actions to strengthen its capital and liquidity position contributed to a $147.8 million pre-tax fair value loss adjustment primarily related to the transfer of loans to HFS, a loss of $12.5 million on sales of investment securities, and a $12.7 million gain on extinguishment of debt. The continued uncertainty regarding the severity and duration of the volatility in the banking industry and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the recent banking industry volatility is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future. The Company’s net interest margin also may be negatively impacted in future periods if the Company's borrowings remain elevated. These uncertainties and the economic environment will continue to affect earnings, growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.
Depositors in the technology industry are generally considered to be the most impacted by recent events and may have greater sensitivity to the recent volatility in the banking industry with potentially longer recovery periods than other types of businesses. The Company's deposit exposure to the technology industry totaled $4.2 billion, or 8.8% of total deposits, as of March 31, 2023.
Asset valuation
Continued and sustained declines in the Company's stock price and/or other liquidity related impacts, such as increases in deposit outflows, could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.

Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including 24/7 funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome and digital payment services for the class action legal industry through DST.
Financial Results Highlights for the First Quarter of 2023
•Net income available to common stockholders of $139.0 million, or $248.7 million1 after adjusting for after tax net non-operating charges resulting from execution of the Company's balance sheet repositioning strategy, compared to $236.9 million for the first quarter 2022
•Diluted earnings per share of $1.28, or $2.30 adjusted1, compared to $2.22 per share for the first quarter 2022
•Net revenue of $551.9 million, or $712.2 million adjusted1, compared to $555.8 million for the first quarter 2022, with non-interest expense of $347.9 million, or $360.6 million adjusted1, compared to $248.6 million for the first quarter 2022
•PPNR of $351.6 million, up 14.6% from $306.9 million in the first quarter 20221
•Total loans HFI of $46.4 billion, down $5.4 billion, or 10.5%, from December 31, 2022
•Total deposits of $47.6 billion, down $6.1 billion, or 11.3%, from December 31, 2022
•Stockholders' equity of $5.5 billion, an increase of $165 million from December 31, 2022
•Nonperforming assets (nonaccrual loans and repossessed assets) flat at 0.17% of total assets compared to March 31, 2022
•Annualized net loan charge-offs to average loans outstanding of 0.05%, compared to approximately 0.00% for the first quarter 2022
•Net interest margin of 3.79%, increased from 3.32% in the first quarter 2022
•Tangible common equity ratio of 6.5%, a decrease compared to 6.7% at March 31, 20221
•Book value per common share of $47.72, an increase of 9.6% from $43.56 at March 31, 2022
•Tangible book value per share, net of tax, of $41.56, an increase of $4.43, or 11.9%, from $37.13 at March 31, 20221
•Efficiency ratio of 62.1%, or 50.0% adjusted, in the first quarter 2023, compared to 44.1% in the first quarter 20221
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2023.

1 See Non-GAAP Financial Measures section beginning on page 61.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2023	2023 Adjusted (1)	2022
	(in millions, except per share amounts)
Net income	$142.2	$251.9	$240.1
Net income available to common stockholders	139.0	248.7	236.9
Earnings per share - basic	1.29	2.30	2.23
Earnings per share - diluted	1.28	2.30	2.22
Return on average assets	0.81%	1.43%	1.64%
Return on average equity	10.3	18.3	19.5
Return on average tangible common equity (1)	12.2	21.9	23.9
Net interest margin	3.79		3.32
(1) See Non-GAAP Financial Measures section beginning on page 61.

	March 31, 2023	December 31, 2022
	(in millions)
Total assets	$71,047	$67,734
Loans HFS	7,022	1,184
Loans HFI, net of deferred loan fees and costs	46,435	51,862
Investment securities	9,111	8,541
Total deposits	47,587	53,644
Other borrowings	15,853	6,299
Qualifying debt	895	893
Stockholders' equity	5,521	5,356
Tangible common equity, net of tax (1)	4,551	4,383
(1) See Non-GAAP Financial Measures section beginning on page 61.
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

	March 31, 2023	December 31, 2022
	(dollars in millions)
Nonaccrual loans	$107	$85
Repossessed assets	11	11
Non-performing assets	138	98
Nonaccrual loans to funded loans	0.23%	0.16%
Nonaccrual and repossessed assets to total assets	0.17	0.14
Allowance for loan losses to funded loans	0.66	0.60
Allowance for credit losses to funded loans	0.75	0.69
Net charge-offs to average loans outstanding (1)	0.05	0.00
(1)Annualized on an actual/actual basis for the three months ended March 31, 2023. Actual year-to-date for the year ended December 31, 2022.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $71.0 billion at March 31, 2023 from $67.7 billion at December 31, 2022. The increase in total assets of $3.3 billion, or 4.9%, was driven by an increase in borrowings as the recent disruption in the banking industry caused a temporary surge in deposit outflows, increasing the need for additional liquidity, which contributed to an increase in cash of $2.6 billion as well as an increase in investment securities of $569 million. Loans HFI decreased by $5.4 billion, or 10.5%, to $46.4 billion as of March 31, 2023, compared to $51.9 billion as of December 31, 2022. The decrease in loans HFI from December 31, 2022 was attributable to the transfer of $5.9 billion to HFS, net of a fair value loss adjustment of $123.5 million. By loan type, commercial and industrial loans and residential real estate loans decreased $5.2 billion and $904 million, respectively, from December 31, 2022, partially offset by increases in construction and land development loans and CRE, non-owner occupied loans of $394 million and $298 million, respectively. Loans HFS increased by $5.8 billion as a result of this transfer, up from $1.2 billion as of December 31, 2022.
Total deposits decreased $6.1 billion, or 11.3%, to $47.6 billion as of March 31, 2023 from $53.6 billion as of December 31, 2022. By type, the decrease in deposits from December 31, 2022 was driven by a decrease of $5.6 billion in savings and money market accounts and $3.2 billion in non-interest bearing demand deposits, partially offset by an increase of $1.5 billion in certificates of deposit and $1.2 billion in interest bearing demand deposits.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$968.9	$484.5	$484.4
Interest expense	359.0	35.0	324.0
Net interest income	609.9	449.5	160.4
Provision for credit losses	19.4	9.0	10.4
Net interest income after provision for credit losses	590.5	440.5	150.0
Non-interest income	(58.0)	106.3	(164.3)
Non-interest expense	347.9	248.6	99.3
Income before provision for income taxes	184.6	298.2	(113.6)
Income tax expense	42.4	58.1	(15.7)
Net income	142.2	240.1	(97.9)
Dividends on preferred stock	3.2	3.2	—
Net income available to common stockholders	$139.0	$236.9	$(97.9)
Earnings per share:
Basic	$1.29	$2.23	$(0.94)
Diluted	1.28	2.22	(0.94)

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
Pre-Provision Net Revenue
Banking regulations define PPNR as the sum of net interest income and non-interest income less expenses before adjusting for loss provisions and has been further adjusted for non-operating items. Management believes that this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.
The following table shows the components used in the calculation of PPNR:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net interest income	$609.9	$449.5
Total non-interest income	(58.0)	106.3
Adjusted for:
Loss (gain) on sales of investment securities	12.5	(6.9)
Fair value loss adjustments, net	147.8	6.6
Total non-interest income, adjusted	$102.3	$106.0
Net revenue, adjusted	$712.2	$555.5
Total non-interest expense	347.9	248.6
Adjusted for:
Gain on extinguishment of debt	12.7	—
Total non-interest expense, adjusted	$360.6	$248.6
Pre-provision net revenue	$351.6	$306.9
Less:
Provision for credit losses	19.4	9.0
Income tax expense	42.4	58.1
Loss (gain) on sales of investment securities	12.5	(6.9)
Fair value loss adjustments, net	147.8	6.6
Plus: Gain on extinguishment of debt	12.7	—
Net income	$142.2	$240.1

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, adjusted for non-operating items, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Total non-interest expense, adjusted	$360.6	$248.6
Divided by:
Total net interest income	609.9	449.5
Plus:
Tax equivalent interest adjustment	8.8	8.0
Total non-interest income, adjusted	102.3	106.0
	$721.0	$563.5
Efficiency ratio - tax equivalent basis	62.1%	44.1%
Efficiency ratio - tax equivalent basis, adjusted	50.0%	44.1%
Earnings Per Share, Adjusted
The following table shows the components used in the calculation of earnings per share, adjusted to exclude non-operating items:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income available to common stockholders	$139.0	$236.9
Adjusted for:
Loss (gain) on sales of investment securities	12.5	(6.9)
Fair value loss adjustments, net	147.8	6.6
Gain on extinguishment of debt	(12.7)	—
Tax effect of adjustments	(37.9)	0.1
Net income available to common stockholders, adjusted	$248.7	$236.7
Diluted shares	108.3	106.6
Diluted earnings per share, adjusted	$2.30	$2.22

Tangible Common Equity and Return on Average Tangible Common Equity
The following tables present financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity, less goodwill and intangible assets and preferred stock. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses.

	March 31, 2023	December 31, 2022
	(dollars and shares in millions)
Total stockholders' equity	$5,521	$5,356
Less:
Goodwill and intangible assets	677	680
Preferred stock	295	295
Total tangible common stockholders' equity	4,549	4,381
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$4,551	$4,383

Total assets	$71,047	$67,734
Less: goodwill and intangible assets, net	677	680
Tangible assets	70,370	67,054
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$70,372	$67,056

Tangible common equity ratio	6.5%	6.5%
Common shares outstanding	109.5	108.9
Book value per common share	$47.72	$46.47
Tangible book value per common share, net of tax	41.56	40.25

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Net income available to common shareholders	$139.0	$236.9
Divided by:
Average stockholders' equity	5,587.8	4,988.9
Less:
Average goodwill and intangible assets	(678.6)	(679.3)
Average preferred stock	(294.5)	(294.5)
Average tangible common equity	4,614.7	4,015.1
Return on average tangible common equity	12.2%	23.9%

Regulatory Capital
The following table presents certain financial measures related to regulatory capital under Basel III, which includes CET1 and total capital. The FRB and other banking regulators use CET1 and total capital as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. Specifically, the total capital ratio takes into consideration the risk levels of assets and off-balance sheet financial instruments. In addition, management believes that the classified assets to CET1 plus allowance measure is an important regulatory metric for assessing asset quality.
As permitted by the regulatory capital rules, the Company elected to delay the estimated impact of CECL on its regulatory capital over a five-year transition period ending December 31, 2024. Accordingly, capital ratios and amounts for 2022 include a 25% reduction to the capital benefit that resulted from the increased ACL related to the adoption of ASC 326, which has increased to include a 50% reduction beginning in 2023.

	March 31, 2023	December 31, 2022
	(dollars in millions)
Common equity tier 1:
Common equity	$5,250	$5,097
Less:
Non-qualifying goodwill and intangibles	669	672
Disallowed deferred tax asset	13	12
AOCI related adjustments	(593)	(664)
Unrealized gain on changes in fair value liabilities	2	4
Common equity tier 1	$5,159	$5,073
Divided by: Risk-weighted assets	$54,988	$54,461
Common equity tier 1 ratio	9.4%	9.3%

Common equity tier 1	$5,159	$5,073
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$5,535	$5,449
Divided by: Tangible average assets	$71,412	$69,814
Tier 1 leverage ratio	7.8%	7.8%

Total capital:
Tier 1 capital	$5,535	$5,449
Plus:
Subordinated debt	817	817
Adjusted allowances for credit losses	328	320
Tier 2 capital	1,145	1,137

Total capital	$6,680	$6,586
Total capital ratio	12.1%	12.1%

Classified assets to tier 1 capital plus allowance:
Classified assets	$459	$393
Divided by: Tier 1 capital	5,535	5,449
Plus: Adjusted allowances for credit losses	328	320
Total Tier 1 capital plus adjusted allowances for credit losses	$5,863	$5,769
Classified assets to tier 1 capital plus allowance	7.8%	6.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$2,153	$31.3	5.90%	$6,522	$50.4	3.14%
Loans held for investment:
Commercial and industrial	20,481	368.2	7.35	17,487	165.9	3.91
CRE - non-owner-occupied	9,520	169.4	7.22	6,690	73.2	4.44
CRE - owner-occupied	1,809	24.6	5.62	1,859	22.8	5.07
Construction and land development	4,230	93.3	8.94	3,090	41.7	5.47
Residential real estate	15,839	144.7	3.71	10,384	80.2	3.13
Consumer	73	1.2	6.82	52	0.5	3.95
Total loans HFI (1), (2), (3)	51,952	801.4	6.28	39,562	384.3	3.98
Securities:
Securities - taxable	6,658	75.2	4.58	5,534	29.9	2.19
Securities - tax-exempt	2,117	20.9	5.00	2,136	18.1	4.29
Total securities (1)	8,775	96.1	4.68	7,670	48.0	2.77
Cash and other	3,331	40.1	4.88	2,057	1.8	0.36
Total interest earning assets	66,211	968.9	5.99	55,811	484.5	3.58
Non-interest earning assets
Cash and due from banks	265			245
Allowance for credit losses	(315)			(262)
Bank owned life insurance	182			181
Other assets	4,931			3,299
Total assets	$71,274			$59,274
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$10,534	$68.2	2.63%	$7,743	$2.7	0.14%
Savings and money market accounts	18,066	115.5	2.59	18,131	9.6	0.21
Certificates of deposit	5,520	47.9	3.52	1,920	1.8	0.38
Total interest-bearing deposits	34,120	231.6	2.75	27,794	14.1	0.21
Short-term borrowings	7,288	87.5	4.87	1,150	1.7	0.62
Long-term debt	1,275	30.6	9.73	770	10.8	5.67
Qualifying debt	893	9.3	4.24	896	8.4	3.81
Total interest-bearing liabilities	43,576	359.0	3.34	30,610	35.0	0.46
Interest cost of funding earning assets			2.20			0.26
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	20,521			22,580
Other liabilities	1,589			1,095
Stockholders’ equity	5,588			4,989
Total liabilities and stockholders' equity	$71,274			$59,274
Net interest income and margin (4)		$609.9	3.79%		$449.5	3.32%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.8 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Included in the yield computation are net loan fees of $35.6 million and $29.1 million for the three months ended March 31, 2023 and 2022, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2023 versus 2022
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$(63.5)	$44.4	$(19.1)
Loans:
Commercial and industrial	53.8	148.5	202.3
CRE - non-owner occupied	50.4	45.8	96.2
CRE - owner-occupied	(0.7)	2.5	1.8
Construction and land development	25.1	26.5	51.6
Residential real estate	49.8	14.7	64.5
Consumer	0.3	0.4	0.7
Total loans HFI	178.7	238.4	417.1
Securities:
Securities - taxable	12.7	32.6	45.3
Securities - tax-exempt	(0.2)	3.0	2.8
Total securities	12.5	35.6	48.1
Cash and other	15.3	23.0	38.3
Total interest income	143.0	341.4	484.4

Interest expense:
Interest-bearing transaction accounts	18.1	47.4	65.5
Savings and money market accounts	(0.4)	106.3	105.9
Certificates of deposit	31.2	14.9	46.1
Short-term borrowings	73.7	12.1	85.8
Long-term debt	12.1	7.7	19.8
Qualifying debt	—	0.9	0.9
Total interest expense	134.7	189.3	324.0

Net change	$8.3	$152.1	$160.4
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2023, interest income was $968.9 million, an increase of $484.4 million, or 100.0%, compared to $484.5 million for the three months ended March 31, 2022. This increase was primarily the result of a $417.1 million increase in interest income from loans HFI that was driven by a $12.4 billion increase in the average loan HFI balance, coupled with a $48.1 million increase in interest income from investment securities due to higher investment yields and an increase in the average investment balance of $1.1 billion. Interest income from cash and other also increased $38.3 million due to the higher rate environment and an increase in cash balances resulting from higher short-term borrowings.
For the three months ended March 31, 2023, interest expense was $359.0 million, an increase of $324.0 million, compared to $35.0 million for the three months ended March 31, 2022. The increase in interest expense was due to an increase in interest expense on deposits of $217.5 million driven by increased interest rates and a $6.3 billion increase in the average interest-bearing deposit balance combined with a $105.6 million increase in interest expense on other borrowings resulting from an increase in the average balance of $6.6 billion.
For the three months ended March 31, 2023, net interest income was $609.9 million, an increase of $160.4 million, or 35.7%, compared to $449.5 million for the three months ended March 31, 2022. The increase in net interest income reflects a $10.4 billion increase in average interest-earning assets, partially offset by an increase of $13.0 billion in average interest-bearing liabilities. The increase in net interest margin of 47 basis points to 3.79% is largely the result of an increase in loan balances and related yields, partially offset by higher deposit balances and rates compared to the same period in 2022.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended March 31, 2023, the Company recorded a provision for credit losses of $19.4 million, compared to $9.0 million for the three months ended March 31, 2022. The increase in the provision for credit losses from the three months ended March 31, 2022 is primarily related to a $17.1 million charge-off in the Company's AFS securities portfolio of a corporate debt security from a financial institution issuer and from heightened economic uncertainty, offset by a decrease in loans HFI balances as the Company transferred $5.9 billion to HFS, net of a fair value loss adjustment of $123.5 million.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(in millions)
Net loan servicing revenue	$41.9	$41.1	$0.8
Net gain on loan origination and sale activities	31.4	36.9	(5.5)
Service charges and fees	9.5	7.0	2.5
Commercial banking related income	6.2	5.1	1.1
Gain on recovery from credit guarantees	3.3	2.3	1.0
Income from equity investments	1.4	4.1	(2.7)
(Loss) gain on sales of investment securities	(12.5)	6.9	(19.4)
Fair value loss adjustments, net	(147.8)	(6.6)	(141.2)
Other income	8.6	9.5	(0.9)
Total non-interest income	$(58.0)	$106.3	$(164.3)
Total non-interest income for the three months ended March 31, 2023 compared to the same period in 2022 decreased $164.3 million. The decrease in non-interest income was driven by non-operating charges following the execution of the Company's balance sheet repositioning strategy, which included sales of selected loans and investment securities and the transfer of $5.9 billion of loans HFI to HFS, net of a fair value loss adjustment of $123.5 million. Consequently, the Company recognized fair value loss adjustments of $147.8 million primarily related to the transfer of loans to HFS and a net loss of $12.5 million on sales of investment securities during the three months ended March 31, 2023.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$148.9	$138.3	$10.6
Deposit costs	86.9	9.3	77.6
Data processing	26.4	17.6	8.8
Legal, professional, and directors' fees	23.1	24.0	(0.9)
Occupancy	16.5	12.8	3.7
Insurance	15.7	7.2	8.5
Loan servicing expenses	13.8	10.8	3.0
Business development and marketing	5.2	4.4	0.8
Loan acquisition and origination expenses	4.4	6.5	(2.1)
Gain on extinguishment of debt	(12.7)	—	(12.7)
Other expense	19.7	17.7	2.0
Total non-interest expense	$347.9	$248.6	$99.3
Total non-interest expense for the three months ended March 31, 2023 increased $99.3 million compared to the same period in 2022. The increase in non-interest expense was driven by an increase in deposit costs and salaries and employee benefits. The increase in deposit costs from the prior year relates primarily to an increase in deposit balances throughout 2022 and higher average ECR rates. The increase in salaries and employee benefits from the prior year relates to an increase in headcount. These increases were partially offset by a gain on extinguishment of debt of $12.7 million primarily related to payoff of the Company's credit linked note on its warehouse loans.
Income Taxes
The Company's effective tax rate was 23.0% and 19.5% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to a decrease in LIHTC and solar credit benefits and a decrease in excess stock compensation benefit.

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
The following tables present selected operating segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2023	(in millions)
Loans HFI, net of deferred loan fees and costs	$46,435	$27,282	$19,153	$—
Deposits	47,587	21,991	20,017	5,579

At December 31, 2022
Loans HFI, net of deferred loan fees and costs	$51,862	$31,414	$20,448	$—
Deposits	53,644	29,494	18,492	5,658

Three Months Ended March 31, 2023	(in millions)
Pre-tax income (loss)	$184.6	$159.4	$56.8	$(31.6)

Three Months Ended March 31, 2022
Pre-tax income (loss)	$298.2	$236.8	$126.9	$(65.5)

BALANCE SHEET ANALYSIS
Total assets increased $3.3 billion, or 4.9%, to $71.0 billion at March 31, 2023, compared to $67.7 billion at December 31, 2022. The increase in total assets was driven by an increase in borrowings as the recent disruption in the banking industry caused a temporary surge in deposit outflows, increasing the need for additional liquidity, which contributed to an increase in cash of $2.6 billion as well as an increase in investment securities of $569 million. Loans HFI decreased by $5.4 billion, or 10.5%, to $46.4 billion as of March 31, 2023, compared to $51.9 billion as of December 31, 2022. The decrease in loans HFI from December 31, 2022 was driven by the transfer of $5.9 billion to HFS, net of a fair value loss adjustment of $123.5 million. By loan type, commercial and industrial loans and residential real estate loans decreased $5.2 billion and $904 million, respectively, from December 31, 2022, offset by increases in construction and land development loans and CRE, non-owner occupied loans of $394 million and $298 million, respectively. Loans HFS increased $5.8 billion as a result of this transfer, up from $1.2 billion as of December 31, 2022.
Total liabilities increased $3.1 billion, or 5.0%, to $65.5 billion at March 31, 2023, compared to $62.4 billion at December 31, 2022. The increase in liabilities is due primarily to an increase in borrowings as total deposits were down $6.1 billion, or 11.3%, to $47.6 billion. By type, the decrease in deposits from December 31, 2022 was driven by a decrease of $5.6 billion in savings and money market accounts and $3.2 billion in non-interest bearing demand deposits, partially offset by an increase of $1.5 billion in certificates of deposit and $1.2 billion in interest bearing demand deposits. Other borrowings increased $9.6 billion from December 31, 2022 due to an increase in short-term borrowings.
Total stockholders’ equity of $5.5 billion at March 31, 2023 increased by $165 million, or 3.1%, from December 31, 2022. The increase in stockholders' equity is primarily a function of net income and unrealized fair value gains on AFS securities recorded net of tax in other comprehensive income, offset by quarterly dividends to common and preferred shareholders.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	March 31, 2023	December 31, 2022	Increase (Decrease)
	(in millions)
Debt securities
CLO	$2,436	$2,706	$(270)
Commercial MBS issued by GSEs	62	97	(35)
Corporate debt securities	358	390	(32)
Private label residential MBS	1,370	1,397	(27)
Residential MBS issued by GSEs	1,788	1,740	48
Tax-exempt	1,990	1,982	8
U.S. Treasury securities	900	—	900
Other	66	69	(3)
Total debt securities	$8,970	$8,381	$589

Equity securities
Common stock	$3	$3	$—
CRA investments	39	49	(10)
Preferred stock	99	108	(9)
Total equity securities	$141	$160	$(19)

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. These loans have historically made up the entire balance of loans HFS. As of March 31, 2023, the loans HFS balance includes $5.9 billion of loans (primarily commercial and industrial loans) that were transferred to HFS, net of a fair value loss adjustment of $123.5 million, as the Company executes its balance sheet repositioning strategy to further strengthen its capital and liquidity position. This transfer of loans that were previously classified as HFI increased the balance of loans HFS to $7.0 billion at March 31, 2023, compared to $1.2 billion at December 31, 2022.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2023	December 31, 2022	Increase (Decrease)
	(in millions)
Warehouse lending	$4,788	$5,561	$(773)
Municipal & nonprofit	1,543	1,524	19
Tech & innovation	2,471	2,293	178
Equity fund resources	971	3,717	(2,746)
Other commercial and industrial	5,912	7,793	(1,881)
CRE - owner occupied	1,645	1,656	(11)
Hotel franchise finance	3,900	3,807	93
Other CRE - non-owner occupied	5,650	5,457	193
Residential	13,435	13,996	(561)
Residential - EBO	1,538	1,884	(346)
Construction and land development	4,388	3,995	393
Other	194	179	15
Total loans HFI	46,435	51,862	(5,427)
Allowance for credit losses	(305)	(310)	5
Total loans HFI, net of allowance	$46,130	$51,552	$(5,422)
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $126 million and $141 million reduced the carrying value of loans as of March 31, 2023 and December 31, 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $191 million and $195 million increased the carrying value of loans as of March 31, 2023 and December 31, 2022, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of March 31, 2023 and December 31, 2022, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
The Company’s loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 34% and 29% of total loans at March 31, 2023 and December 31, 2022, respectively. Approximately $2.5 billion, or 5.5%, of the Company’s HFI loan portfolio consisted of office loans as of March 31, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. Over 90% of these office loans are considered CRE-non-owner occupied ("CRE-investor") and primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in midtown or suburban locations with Central Business District or downtown exposure totaling less than 15% of office loans. Among the CRE-investor office portfolio, the Company focuses on serving well-understood locations where the Company has an established track record, with the largest MSA exposures in Phoenix (31%), Los Angeles (19%), San Diego (10%), and Las Vegas (8%). Concentration in metropolitan areas generally assumed to be most impacted by “work-from-home” trends is limited to less than 15%, which include: San Francisco-Oakland (< 5%), San Jose-Sunnyvale-Santa Clara (< 3%), Seattle (<4%) and New York City (<3%).
The office loan portfolio largely consists of value-add loans that require significant up-front cash equity contributions from institutional sponsors and large regional and national developers. Leverage is low with initial loan-to-value ratios less than 55% and a weighted average loan-to-cost of less than 62% at time of origination. The properties underlying these loans have stable business trends and low vacancy rates. In addition to adhering to conservative underwriting standards, asset-specific credit risk is mitigated through continued sponsor support of projects by re-appraisal rights by the Company, re-margining requirements and ongoing debt service, and debt yield covenants.

Substantially all of the Company's remaining CRE loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 16% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2023 and December 31, 2022.
In addition, commercial and industrial loans made up 33% and 40% of the Company's HFI loan portfolio as of March 31, 2023 and December 31, 2022, respectively.
Non-performing Assets
Total non-performing loans increased $40 million to $127 million at March 31, 2023, from $87 million at December 31, 2022.

	March 31, 2023	December 31, 2022
	(dollars in millions)
Total nonaccrual loans (1)	$107	$85
Loans past due 90 days or more on accrual status (2)	1	—
Accruing restructured loans	19	2
Total nonperforming loans	$127	$87
Other assets acquired through foreclosure, net	$11	$11
Nonaccrual loans to funded loans HFI	0.23%	0.16%
Loans past due 90 days or more on accrual status to funded loans HFI	0.00	—
(1)Includes loan modifications to borrowers experiencing financial difficulty of $7 million and TDR loans of $12 million at March 31, 2023 and December 31, 2022, respectively.
(2)Excludes government guaranteed residential mortgage loans of $495 million and $582 million at March 31, 2023 and December 31, 2022, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $0.8 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	March 31, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$13	12.1%	0.03%
Tech & innovation	9	8.4	0.02
Other commercial and industrial	29	27.1	0.06
CRE - owner occupied	21	19.6	0.05
Other CRE - non-owner occupied	5	4.7	0.01
Residential	28	26.2	0.06
Construction and land development	2	1.9	0.00
Total non-accrual loans	$107	100.0%	0.23%

	December 31, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$7	8.2%	0.01%
Tech & innovation	1	1.2	0.00
Other commercial and industrial	24	28.2	0.04
CRE - owner occupied	12	14.1	0.02
Hotel franchise finance	10	11.8	0.02
Other CRE - non-owner occupied	8	9.4	0.02
Residential	19	22.4	0.04
Construction and land development	4	4.7	0.01
Total non-accrual loans	$85	100.0%	0.16%

Restructurings for Borrowers Experiencing Financial Difficulty
The Company adopted the amendments in ASU 2022-02, which eliminated the accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty that were made on or after January 1, 2023.
The following table presents the amortized cost of loans HFI that were modified during the period by loan portfolio segment:

	March 31, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
	(dollars in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Hotel franchise finance	—	18	—	18	0.5
Residential	—	—	1	1	—
Total	$2	$18	$6	$26	0.1%
None of the loans that were modified were in payment default and the loans remain current with contractual payments as of March 31, 2023.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three months ended March 31, 2023, the Company completed modifications of EBO loans with an amortized cost of $57 million. These modifications were largely payment delays and term extensions, or both.
Troubled Debt Restructured Loans
Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. The loan terms that were modified or restructured due to a borrower’s financial situation included, but were not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. The majority of the Company's modifications were extensions in terms or deferral of payments which resulted in no lost principal or interest. Consistent with regulatory guidance, a TDR loan that was subsequently modified in another restructuring agreement but had shown sustained performance and classification as a TDR, was removed from TDR status provided that the modified terms were market-based at the time of modification.
The following table presents TDR loans:

	December 31, 2022
	Number of Loans	Recorded Investment

Other commercial and industrial	4	$2
CRE - owner occupied	1	1
Hotel franchise finance	1	10
Other CRE - non-owner occupied	1	1
Total	7	$14
As of December 31, 2022, the ACL on TDR loans totaled $4 million and there were no outstanding commitments on TDR loans.

Allowance for Credit Losses on Loans HFI
The ACL consists of the ACL on loans and an ACL on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	March 31, 2023			December 31, 2022
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$6.6	2.2%	10.3%	$8.4	2.7%	10.7%
Municipal & nonprofit	18.4	6.0	3.3	15.9	5.1	3.0
Tech & innovation	36.4	11.9	5.3	30.8	10.0	4.4
Equity fund resources	3.3	1.1	2.1	6.4	2.1	7.2
Other commercial and industrial	51.1	16.8	12.8	85.9	27.7	15.0
CRE - owner occupied	8.6	2.8	3.6	7.1	2.3	3.2
Hotel franchise finance	47.7	15.7	8.4	46.9	15.2	7.4
Other CRE - non-owner occupied	66.4	21.8	12.2	47.4	15.3	10.5
Residential	31.7	10.4	28.9	30.4	9.8	27.0
Residential - EBO	—	—	3.3	—	—	3.6
Construction and land development	31.5	10.3	9.4	27.4	8.8	7.7
Other	3.0	1.0	0.4	3.1	1.0	0.3
Total	$304.7	100.0%	100.0%	$309.7	100.0%	100.0%
During the three months ended March 31, 2023 and 2022, net loan charge-offs to average loans outstanding were 0.05% and approximately 0.00%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $44.8 million and $47.0 million at March 31, 2023 and December 31, 2022, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	March 31, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	1	$7	1.8%	0.01%
Tech & innovation	19	54	14.3	0.12
Other commercial and industrial	42	32	8.5	0.07
CRE - owner occupied	8	3	0.8	0.01
Hotel franchise finance	1	8	2.1	0.02
Other CRE - non-owner occupied	11	136	36.1	0.29
Residential	60	30	8.0	0.06
Construction and land development	2	99	26.3	0.21
Other	19	8	2.1	0.02
Total	163	$377	100.0%	0.81%

	December 31, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$43	11.3%	0.08%
Tech & innovation	27	81	21.4	0.16
Other commercial and industrial	50	36	9.5	0.07
CRE - owner occupied	8	4	1.0	0.01
Hotel franchise finance	2	26	6.9	0.05
Other CRE - non-owner occupied	9	55	14.5	0.10
Residential	39	20	5.3	0.04
Construction and land development	2	98	25.9	0.19
Other	18	16	4.2	0.03
Total	156	$379	100.0%	0.73%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $910 million and $1.1 billion as of March 31, 2023 and December 31, 2022, respectively. The decrease in MSRs is primarily related to sales of MSRs, partially offset by new production.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	March 31, 2023	December 31, 2022
	(in millions)
FNMA and FHLMC	$42,198	$38,113
GNMA	14,545	31,046
Non-agency	1,723	1,690
Total unpaid principal balance of loans	$58,466	$70,849

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $527 million at March 31, 2023 and December 31, 2022.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company evaluated whether the recent events in the banking sector may give rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included analyzing qualitative factors applicable to the Company, the financial performance of the Company, and valuation metrics of publicly traded companies comparable to the Company and its reporting units. As of March 31, 2023, the Company does not believe that these events or circumstances have significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it is more likely than not that the fair value of the Company and its reporting units exceeds their respective carrying values as of March 31, 2023. The Company will continue to monitor developments in the banking industry and the resulting impact on the Company’s performance to assess whether an interim impairment test of goodwill or other intangible assets may be necessary in subsequent quarters.
Deferred Tax Assets
As of March 31, 2023, the net DTA balance totaled $289 million, a decrease of $22 million from $311 million at December 31, 2022. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities and a decrease to tax credit carryovers. These items were not fully offset by decreases to DTLs related to mortgage servicing rights.
At March 31, 2023 and December 31, 2022, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits decreased to $47.6 billion at March 31, 2023, from $53.6 billion at December 31, 2022, a decrease of $6.1 billion, or 11.3%. By deposit type, the decrease in deposits is attributable to decreases in savings and money market accounts of $5.6 billion and non-interest bearing demand deposits of $3.2 billion, partially offset by increases in certificates of deposit of $1.5 billion and interest bearing demand deposits of $1.2 billion.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At March 31, 2023, the Company had $8.0 billion of reciprocal deposits, compared to $2.8 billion at December 31, 2022.
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At March 31, 2023 and December 31, 2022, the Company reported wholesale brokered deposits of $8.1 billion and $4.8 billion, respectively. Brokered deposits of $8.1 billion at March 31, 2023 include $3.0 billion of reciprocal deposits that exceeded the $5.0 billion reciprocal deposits reporting exclusion threshold.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $13.4 billion and $12.9 billion at March 31, 2023 and December 31, 2022, respectively. The Company incurred $85.6 million and $8.7 million in deposit related costs on these deposits during the three months ended March 31, 2023 and 2022, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2023		2022
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$10,534	2.63%	$7,743	0.14%
Savings and money market accounts	18,066	2.59	18,131	0.21
Certificates of deposit	5,520	3.52	1,920	0.38
Total interest-bearing deposits	34,120	2.75	27,794	0.21
Non-interest-bearing demand deposits	20,521	—	22,580	—
Total deposits	$54,641	1.72%	$50,374	0.11%

At March 31, 2023 and December 31, 2022, the Company's insured deposits as a percentage of total deposits was 68% and 45%, respectively. The Company's insured deposit ratio further increased to 74% as of May 2, 2023.
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, federal funds purchased from correspondent banks or the FHLB, the BTFP, and repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities and the BTFP. Total short term borrowings increased $9.8 billion to $14.8 billion at March 31, 2023 from $5.0 billion at December 31, 2022. The increase was driven by increases in FHLB advances of $6.7 billion, securities repurchase agreements of $1.5 billion, BTFP borrowings of $1.3 billion, and $566 million of warehouse borrowings.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes and credit linked notes, inclusive of issuance costs and fair market value adjustments. At March 31, 2023, the carrying value of long-term borrowings was $1.0 billion, compared to $1.3 billion at December 31, 2022. The decrease in long-term borrowings from December 31, 2022 primarily relates to the payoff of the credit linked note on the Company's mortgage warehouse loans during the three months ended March 31, 2023.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2023, the carrying value of qualifying debt was $895 million, compared to $893 million at December 31, 2022.

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. Accordingly, capital ratios and amounts for 2022 include a 25% reduction to the capital benefit that resulted from the increased ACL related to the adoption of ASC 326, which has increased to include a 50% reduction beginning in 2023.
As of March 31, 2023 and December 31, 2022, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
March 31, 2023
WAL	$6,680	$5,535	$54,988	$71,412	12.1%	10.1%	7.8%	9.4%
WAB	6,361	5,809	54,914	71,360	11.6	10.6	8.1	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2022
WAL	$6,586	$5,449	$54,461	$69,814	12.1%	10.0%	7.8%	9.3%
WAB	6,280	5,737	54,411	69,762	11.5	10.5	8.2	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of March 31, 2023.

Critical Accounting Estimates
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting estimates upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The following table presents the available and outstanding balances on the Company's lines of credit as of March 31, 2023:

	March 31, 2023
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$1,084	$400
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2023 are presented in the following table:

March 31, 2023
(in millions)
FHLB:
Borrowing capacity	$11,870
Outstanding borrowings	11,000
Letters of credit	194
Total available credit	$676

FRB:
Borrowing capacity	$17,947
Outstanding borrowings (BTFP)	1,300
Total available credit	$16,647

Warehouse borrowings:
Borrowing capacity	$1,000
Outstanding borrowings	566
Total available credit	$434
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2023, there were $5.7 billion in liquid assets, comprised of $3.6 billion in cash and cash equivalents, $1.0 billion in loans HFS, and $1.1 billion in unpledged marketable securities. At December 31, 2022, the Company maintained $7.7 billion in liquid assets, comprised of $1.1 billion of cash and cash equivalents, $1.1 billion in loans HFS, and $5.5 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2023, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2023 and 2022, net cash provided by operating activities was $357.3 million and $622.9 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The Company's cash balance during the three months ended March 31, 2023 and 2022 was reduced by $1.0 billion and $2.0 billion, respectively, as a result of a net increase in loans, excluding non-cash transfers of loans from HFI to HFS, as well as a net increase in investment securities of $478 million and $518 million, respectively.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the three months ended March 31, 2023, net deposits decreased $6.1 billion, compared to an increase in net deposits of $4.5 billion during the three months ended March 31, 2022.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2023, the Company had $8.0 billion of total reciprocal deposits.
As of March 31, 2023, the Company has $8.1 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. As of March 31, 2023, $3.0 billion of reciprocal deposits were included as brokered deposits as these deposits exceeded the $5 billion threshold for exclusion from brokered deposits.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2023, WAB and CSI paid dividends to the Parent of $55 million and $100 million, respectively. Subsequent to March 31, 2023, WAB paid dividends to the Parent of $55 million.

Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Bank Term Funding Program
In response to recent bank failures, the Federal Reserve System has established a BTFP, which is intended to provide additional funding to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year in length to eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations (for example, U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities), which will be valued at par. The U.S. Department of the Treasury will provide $25 billion as credit protection to the Federal Reserve Banks in connection with the BTFP. The goal of the BTFP is to be an additional source of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. The Company has borrowings under the BTFP that totaled $1.3 billion as of March 31, 2023.

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
Net Interest Income Simulation. To measure interest rate risk at March 31, 2023, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the FOMC.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2023, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Parallel Shift Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$3,384.0	$3,737.3	$4,092.9	$4,443.7
Interest Expense	1,485.8	1,824.7	2,165.6	2,506.8
Net Interest Income	$1,898.2	$1,912.6	$1,927.3	$1,936.9
% Change	(0.8)%		0.8%	1.3%

	Interest Rate Ramp Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200
	(in millions)
Interest Income	$3,585.1	$3,737.3	$3,890.6	$4,042.7
Interest Expense	1,669.5	1,824.7	1,980.4	2,136.1
Net Interest Income	$1,915.6	$1,912.6	$1,910.2	$1,906.6
% Change	0.2%		(0.1)%	(0.3)%
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
At March 31, 2023, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines, with the exception of the Up 100 and Up 200 rate scenarios, where there was a breach on the Company's guideline of (10.0)% and (20.0)%, respectively. The breach is the result of a decline in duration of the Company's deposit liabilities from lower deposit balances and higher short-term borrowings. The BOD and ALCO have reviewed and approved the breach. It is the Company's belief that revised growth expectations with an emphasis on relationship deposits, the addition of short duration high-quality liquid assets, paydown of short term borrowings and a strategic hedging strategy will reduce EVE exposure in the Up 100 and Up 200 rate scenarios and remediate both policy breaches.
The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2023:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300
	(in millions)
Assets	$69,072	$67,200	$65,587	$64,192	$62,974
Liabilities	59,898	59,193	58,513	57,867	57,188
Net Present Value	$9,174	$8,007	$7,074	$6,325	$5,786
% Change	14.6%		(11.7)%	(21.0)%	(27.7)%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2023 and December 31, 2022:
Outstanding Derivatives Positions

March 31, 2023			December 31, 2022
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$308,320	$13	1.1	$322,057	$11	0.6

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A.Risk Factors.
Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion of the material risks and uncertainties that could adversely affect our business and impact our results of operations or financial condition. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K.
Adverse developments or concerns affecting the financial services industry in general or financial institutions that are similar to us or that may be viewed as being similar to us, such as the recent bank closures and disruption in the United States banking industry, could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system or certain banks, deposit volatility, liquidity issues, stock price volatility and other adverse developments. The recent closures of Silicon Valley Bank and Signature Bank led to such disruption and volatility, including deposit outflows, at many mid-sized banks, increasing the need for liquidity. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly. On May 1, 2023, First Republic Bank was also closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank’s deposits and substantially all of its assets.
Shortly following the closures of Silicon Valley Bank and Signature Bank, we and certain other banks experienced a brief period of elevated deposit withdrawals. While we cannot know for certain with respect to all withdrawals, we believe the elevated withdrawals were at least in part due to certain perceived similarities between our loan portfolio and deposit gathering activities and those of these banks. Our deposit balances stabilized as of March 20, 2023 and from such date through March 31, 2023 deposits increased, but were down $6.1 billion from December 31, 2022. During this time, we took additional measures to ensure liquidity, strengthen our capital position and increase customer confidence, which included increasing our borrowing capacity with the FRB, selling certain assets and strengthening our insured deposit ratio from 45% as of December 31, 2022 to 68% as of March 31, 2023. We have also participated in the BTFP, with $1.3 billion of funds drawn as of March 31, 2023 on $1.4 billion of access capacity for the Bank. Although our deposits have stabilized and increased since we experienced the period of elevated withdrawals, we cannot be assured that similar unusual deposit withdrawal activity will not affect banks generally or us in the future. Our net interest margin also may be negatively impacted if the Company’s borrowings remain elevated in future periods.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by financial institutions for liquidity or other purposes will cause actual losses to be realized. Gross unrealized losses on our HTM and AFS investment securities totaled $142 million and $794 million, respectively, as of March 31, 2023. There can be no assurance that there will not be additional bank failures or liquidity concerns in particular segments of the financial services industry or in the U.S. financial system as a whole. The volatility and economic disruption resulting from the recent bank closures have particularly impacted the price of capital stock and other securities issued by financial institutions, including us. Continued uncertainty regarding or worsening of the severity and duration of the volatility in the banking industry and related economic effects may also adversely impact the Company’s estimate of its allowance for credit losses and resulting provision for credit losses.
Any of these impacts, or any other impacts resulting from the events described above or other related or similar events, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2023	61	$64.60	—	$—
February 2023	143,343	74.70	—	—
March 2023	—	—	—	—
Total	143,404	$74.70	—	$—
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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Consolidated Income Statements for the three months ended March 31, 2023 and March 31, 2022 and three months ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022 and three months ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and March 31, 2022 and the three months March 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

May 8, 2023	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

May 8, 2023	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

May 8, 2023	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer