Form 10-Q
period 2023-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2023-08-01
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, Western Alliance Bancorporation had 109,503,457 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	FOMC	Federal Open Market Committee
AFS	Available-for-Sale	FRB	Federal Reserve Bank
ALCO	Asset and Liability Management Committee	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
Basel III	Banking Supervision's December 2010 final capital framework	HFI	Held for Investment
BOD	Board of Directors	HFS	Held for Sale
BTFP	Bank Term Funding Program	HTM	Held-to-Maturity
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HUD	U.S. Department of Housing and Urban Development
CDARS	Certificate Deposit Account Registry Service	ICS	Insured Cash Sweep Service
CECL	Current Expected Credit Losses	IRLC	Interest Rate Lock Commitment
CEO	Chief Executive Officer	ISDA	International Swaps and Derivatives Association
CET1	Common Equity Tier 1	LIBOR	London Interbank Offered Rate
CFO	Chief Financial Officer	LIHTC	Low-Income Housing Tax Credit
CLO	Collateralized Loan Obligation	MBS	Mortgage-Backed Securities
COVID-19	Coronavirus Disease 2019	MSR	Mortgage Servicing Right
CRA	Community Reinvestment Act	NPV	Net Present Value
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
DTA	Deferred Tax Asset	PPNR	Pre-Provision Net Revenue
EBO	Early buyout	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental Executive Retirement Plan
ESG	Environmental, Social, and Governance	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
Exchange Act	Securities Exchange Act of 1934, as amended	TEB	Tax Equivalent Basis
FASB	Financial Accounting Standards Board	TSR	Total Shareholder Return
FDIC	Federal Deposit Insurance Corporation	UPB	Unpaid Principal Balance
FHA	Federal Housing Administration	USDA	United States Department of Agriculture
FHLB	Federal Home Loan Bank	VA	Veterans Affairs
FHLMC	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entity
FNMA	Federal National Mortgage Association	XBRL	eXtensible Business Reporting Language

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$288	$259
Interest-bearing deposits in other financial institutions	1,865	784
Cash and cash equivalents	2,153	1,043
Investment securities - AFS, at fair value; amortized cost of $9,454 at June 30, 2023 and $7,973 at December 31, 2022 (ACL of $4 and $— at June 30, 2023 and December 31, 2022, respectively)	8,631	7,092
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $6 and $5 (fair value of $1,186 and $1,112) at June 30, 2023 and December 31, 2022, respectively	1,361	1,284
Investment securities - equity	139	160
Investments in restricted stock, at cost	243	224
Loans HFS	3,156	1,184
Loans HFI, net of deferred loan fees and costs	47,875	51,862
Less: allowance for credit losses	(321)	(310)
Net loans held for investment	47,554	51,552
Mortgage servicing rights	1,007	1,148
Premises and equipment, net	315	276
Operating lease right of use asset	151	163
Bank owned life insurance	184	182
Goodwill and intangible assets, net	674	680
Deferred tax assets, net	315	311
Investments in LIHTC and renewable energy	596	624
Other assets	1,681	1,811
Total assets	$68,160	$67,734
Liabilities:
Deposits:
Non-interest-bearing demand	$16,733	$19,691
Interest-bearing	34,308	33,953
Total deposits	51,041	53,644
Other borrowings	9,567	6,299
Qualifying debt	888	893
Operating lease liability	179	185
Other liabilities	800	1,357
Total liabilities	62,475	62,378
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at June 30, 2023 and December 31, 2022)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,211,949 shares issued at June 30, 2023 and 111,465,292 at December 31, 2022) and additional paid in capital	2,180	2,163
Treasury stock, at cost (2,701,985 shares at June 30, 2023 and 2,550,766 shares at December 31, 2022)	(116)	(105)
Accumulated other comprehensive loss	(611)	(661)
Retained earnings	3,937	3,664
Total stockholders’ equity	5,685	5,356
Total liabilities and stockholders’ equity	$68,160	$67,734
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$857.2	$516.6	$1,689.9	$951.3
Investment securities	110.3	57.6	204.6	104.3
Dividends and other	33.3	5.4	75.2	8.5
Total interest income	1,000.8	579.6	1,969.7	1,064.1
Interest expense:
Deposits	251.1	27.1	482.7	41.2
Qualifying debt	9.5	8.6	18.8	17.0
Other borrowings	189.9	18.9	308.0	31.4
Total interest expense	450.5	54.6	809.5	89.6
Net interest income	550.3	525.0	1,160.2	974.5
Provision for credit losses	21.8	27.5	41.2	36.5
Net interest income after provision for credit losses	528.5	497.5	1,119.0	938.0
Non-interest income:
Net gain on loan origination and sale activities	62.3	27.2	93.7	64.1
Net loan servicing revenue	24.1	45.4	66.0	86.5
Service charges and fees	20.8	7.6	30.3	14.6
Commercial banking related income	6.0	5.8	12.2	10.9
Gain on recovery from credit guarantees	1.2	9.0	4.5	11.3
Income from equity investments	0.7	5.2	2.1	9.3
(Loss) gain on sales of investment securities	(13.6)	(0.2)	(26.1)	6.7
Fair value gain (loss) adjustments, net	12.7	(10.0)	(135.1)	(16.6)
Other income	4.8	5.0	13.4	14.5
Total non-interest income	119.0	95.0	61.0	201.3
Non-interest expense:
Salaries and employee benefits	145.6	139.0	294.5	277.3
Deposit costs	91.0	18.1	177.9	27.4
Insurance	33.0	6.9	48.7	14.1
Data processing	28.6	19.7	55.0	37.3
Legal, professional, and directors' fees	26.4	25.1	49.5	49.1
Loan servicing expenses	18.4	14.7	32.2	25.5
Occupancy	15.4	13.0	31.9	25.8
Loan acquisition and origination expenses	5.6	6.4	10.0	12.9
Business development and marketing	5.0	5.4	10.2	9.8
Gain on extinguishment of debt	(0.7)	—	(13.4)	—
Other expense	19.1	20.6	38.8	38.3
Total non-interest expense	387.4	268.9	735.3	517.5
Income before provision for income taxes	260.1	323.6	444.7	621.8
Income tax expense	44.4	63.4	86.8	121.5
Net income	215.7	260.2	357.9	500.3
Dividends on preferred stock	3.2	3.2	6.4	6.4
Net income available to common stockholders	$212.5	$257.0	$351.5	$493.9

Earnings per share:
Basic	$1.96	$2.40	$3.25	$4.63
Diluted	1.96	2.39	3.24	4.61
Weighted average number of common shares outstanding:
Basic	108.3	107.3	108.2	106.7
Diluted	108.3	107.7	108.3	107.1
Dividends declared per common share	$0.36	$0.35	$0.72	$0.70
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$215.7	$260.2	$357.9	$500.3
Other comprehensive income (loss), net:
Unrealized (loss) gain on AFS securities, net of tax effect of $11.2, $93.3, $(9.5), and $174.1 respectively	(34.2)	(284.5)	25.9	(532.4)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(1.7), $(0.7), $(1.3), and $(1.4) respectively	5.0	2.0	3.9	4.2
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(3.4), $0.1, $(6.6), and $1.9 respectively	10.2	(0.3)	19.5	(5.4)
Realized loss on impairment of AFS securities included in income, net of tax effect of $—, $—, $(0.4), and $— respectively	—	—	1.2	—
Net other comprehensive (loss) income	(19.0)	(282.8)	50.5	(533.6)
Comprehensive income (loss)	$196.7	$(22.6)	$408.4	$(33.3)
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, March 31, 2022	12.0	$294.5	108.3	$—	$2,083.7	$(104.1)	$(235.1)	$2,972.6	$5,011.6
Net income	—	—	—	—	—	—	—	260.2	260.2
Restricted stock, performance stock units, and other grants, net	—	—	—	—	11.1	—	—	—	11.1
Restricted stock surrendered (1)	—	—	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(37.9)	(37.9)
Other comprehensive loss, net	—	—	—	—	—	—	(282.8)	—	(282.8)
Balance, June 30, 2022	12.0	$294.5	108.3	$—	$2,094.8	$(104.3)	$(517.9)	$3,191.7	$4,958.8

Balance, March 31, 2023	12.0	$294.5	109.5	$—	$2,169.8	$(116.0)	$(591.5)	$3,763.7	$5,520.5
Net income	—	—	—	—	—	—	—	215.7	215.7
Restricted stock, performance stock units, and other grants, net	—	—	—	—	10.5	—	—	—	10.5
Restricted stock surrendered (1)	—	—	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive loss, net	—	—	—	—	—	—	(19.0)	—	(19.0)
Balance, June 30, 2023	12.0	$294.5	109.5	$—	$2,180.3	$(116.2)	$(610.5)	$3,936.8	$5,684.9

	Six Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	500.3	500.3
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	20.9	—	—	—	20.9
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(17.5)	—	—	(17.5)
Common stock issuance, net	—	—	1.3	—	107.7	—	—	—	107.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(6.4)	(6.4)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(75.2)	(75.2)
Other comprehensive loss, net	—	—	—	—	—	—	(533.6)	—	(533.6)
Balance, June 30, 2022	12.0	$294.5	108.3	$—	$2,094.8	$(104.3)	$(517.9)	$3,191.7	$4,958.8

Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	357.9	357.9
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	16.6	—	—	—	16.6
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.9)	—	—	(10.9)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(6.4)	(6.4)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(78.8)	(78.8)
Other comprehensive income, net	—	—	—	—	—	—	50.5	—	50.5
Balance, June 30, 2023	12.0	$294.5	109.5	$—	$2,180.3	$(116.2)	$(610.5)	$3,936.8	$5,684.9

(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$357.9	$500.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	41.2	36.5
Depreciation and amortization	34.0	22.8
Stock-based compensation	16.5	20.9
Deferred income taxes	(21.6)	(10.9)
Amortization of net (discounts) premiums for investment securities	(15.4)	12.3
Amortization of tax credit investments	39.0	28.8
Amortization of operating lease right of use asset	11.8	10.8
Amortization of net deferred loan fees and net purchase premiums	(46.9)	(30.5)
Purchases and originations of loans HFS	(19,947.2)	(25,371.0)
Proceeds from sales and payments on loans held for sale	19,751.6	26,301.5
Mortgage servicing rights capitalized upon sale of mortgage loans	(387.2)	(397.5)
Net losses (gains) on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	24.2	(109.8)
Fair value adjustments	137.9	16.6
Sale of investment securities	26.1	(6.7)
Extinguishment of debt	(13.4)	—
Other	(2.9)	(5.0)
Other assets and liabilities, net	(105.7)	(59.1)
Net cash (used in) provided by operating activities	$(100.1)	$960.0
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(5,111.1)	$(2,235.4)
Principal pay downs and maturities	2,917.3	410.5
Proceeds from sales	770.4	119.6
Investment securities - HTM
Purchases	(105.9)	(129.5)
Principal pay downs and maturities	27.7	18.9
Equity securities carried at fair value
Purchases	(2.1)	(34.9)
Redemptions	0.3	0.3
Proceeds from sales	—	14.1
Proceeds from sale of mortgage servicing rights and related holdbacks, net	464.3	363.8
Purchase of other investments	(102.6)	(168.6)
Net decrease (increase) in loans HFI	1,569.1	(7,954.5)
Purchase of premises, equipment, and other assets, net	(60.8)	(47.4)
Cash consideration paid for acquisitions, net of cash acquired	—	(50.0)
Net cash provided by (used in) investing activities	$366.6	$(9,693.1)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,603.0)	$6,100.1
Net proceeds from issuance of long-term debt	9.9	486.6
Payments on long-term debt	(531.5)	(17.4)
Net increase in short-term borrowings	1,603.8	3,524.6
Net proceeds from repurchase obligations	2,661.8	—
Payments on repurchase obligations	(201.6)	—
Cash paid for tax withholding on vested restricted stock and other	(10.9)	(17.5)
Cash dividends paid on common stock and preferred stock	(85.2)	(81.6)
Proceeds from issuance of common stock in offerings, net	—	107.7
Net cash provided by financing activities	$843.3	$10,102.5
Net increase in cash and cash equivalents	1,109.8	1,369.4
Cash, cash equivalents, and restricted cash at beginning of period	1,043.4	516.4
Cash, cash equivalents, and restricted cash at end of period	$2,153.2	$1,885.8

Supplemental disclosure:
Cash paid during the period for:
Interest	$740.9	$87.9
Income taxes, net	44.5	185.0
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	275.6	281.5
Net increase in unfunded commitments and obligations	12.6	207.2
Transfers of securitized loans HFS to AFS securities	86.7	89.6
Transfers of loans HFI to HFS, net of fair value loss adjustment	6,275.2	—
Transfers of loans HFS to HFI, at amortized cost	1,007.7	1,505.7
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
In March 2022, the FASB issued guidance within ASU 2022-02, Financial Instruments—Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance and related disclosures for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.
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
Principles of consolidation
As of June 30, 2023, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Goodwill and other intangible assets
The Company evaluated whether the continued effects from the March 2023 bank failures may give rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included analyzing qualitative factors applicable to the Company, the financial performance of the Company, and valuation metrics of publicly traded companies comparable to the Company and its reporting units. As of June 30, 2023, the Company does not believe that these events or circumstances have significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it is more likely than not that the fair value of the Company and its reporting units exceeds their respective carrying values as of June 30, 2023. The Company's goodwill totaled $527 million at June 30, 2023 and December 31, 2022, with $290 million and $237 million allocated to the Commercial and Consumer Related segments, respectively.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$192	$—	$(40)	$152
Tax-exempt	1,175	1	(142)	1,034
Total HTM securities	$1,367	$1	$(182)	$1,186

Available-for-sale debt securities
CLO	$2,183	$—	$(39)	$2,144
Commercial MBS issued by GSEs	69	—	(9)	60
Corporate debt securities	411	—	(73)	338
Private label residential MBS	1,371	—	(230)	1,141
Residential MBS issued by GSEs	2,141	—	(376)	1,765
Tax-exempt	919	—	(89)	830
U.S. Treasury securities	2,286	—	—	2,286
Other	74	3	(10)	67
Total AFS debt securities	$9,454	$3	$(826)	$8,631

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$198	$—	$(39)	$159
Tax-exempt	1,091	—	(138)	953
Total HTM securities	$1,289	$—	$(177)	$1,112

Available-for-sale debt securities
CLO	$2,796	$—	$(90)	$2,706
Commercial MBS issued by GSEs	104	1	(8)	97
Corporate debt securities	429	—	(39)	390
Private label residential MBS	1,442	—	(243)	1,199
Residential MBS issued by GSEs	2,123	—	(383)	1,740
Tax-exempt	1,004	2	(115)	891
Other	75	6	(12)	69
Total AFS debt securities	$7,973	$9	$(890)	$7,092
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $139 million and $160 million at June 30, 2023 and December 31, 2022, respectively. Unrealized gains on equity securities of $0.1 million and losses of $10.0 million for the three months ended June 30, 2023 and 2022, respectively, and losses of $8.4 million and $16.7 million for the six months ended June 30, 2023 and 2022, respectively, were recognized in earnings as a component of fair value loss adjustments.
Securities with carrying amounts of approximately $7.3 billion and $1.7 billion at June 30, 2023 and December 31, 2022, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$2	$261	$37	$1,875	$39	$2,136
Commercial MBS issued by GSEs	1	12	8	45	9	57
Corporate debt securities (1)	2	15	71	320	73	335
Private label residential MBS	1	28	229	1,084	230	1,112
Residential MBS issued by GSEs	8	239	368	1,508	376	1,747
Tax-exempt	6	130	83	695	89	825
Other	2	18	8	36	10	54
Total AFS securities	$22	$703	$804	$5,563	$826	$6,266
(1)Includes securities with an ACL that have a fair value of $109 million and unrealized losses of $40 million.

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$81	$2,467	$9	$216	$90	$2,683
Commercial MBS issued by GSEs	4	46	4	14	8	60
Corporate debt securities	28	263	11	120	39	383
Private label residential MBS	27	279	216	912	243	1,191
Residential MBS issued by GSEs	82	600	301	1,101	383	1,701
Tax-exempt	93	752	22	78	115	830
Other	4	26	8	26	12	52
Total AFS securities	$319	$4,433	$571	$2,467	$890	$6,900
The total number of AFS debt securities in an unrealized loss position at June 30, 2023 was 797, compared to 832 at December 31, 2022.
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
For the Company's corporate debt and tax-exempt securities, the Company also considers various metrics of the issuer including days of cash on hand, the ratio of long-term debt to total assets, the net change in cash between reporting periods, and consideration of any breach in covenant requirements. The Company's corporate debt securities are primarily investment grade, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions that are not considered to be credit-related issues. The Company continues to receive timely principal and interest payments on its tax-exempt securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses.
In consideration of the continued effects from the March 2023 bank failures, the Company performed a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuers' credit ratings, probability of default, and other factors. As a result of the analysis, a $2.2 million and $21.5 million provision for credit losses was recognized during the three and six months ended June 30, 2023, respectively. The provision for credit losses for the six months ended June 30, 2023 included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no credit losses on the Company's remaining AFS securities portfolio have been recognized during the three and six months ended June 30, 2023.
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
The following table presents a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Three Months Ended June 30, 2023
	Balance, March 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$2.2	$2.2	$—	$—	$4.4

	Six Months Ended June 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$—	$21.5	$(17.1)	$—	$4.4
There were no credit losses recognized on AFS securities during the three and six months ended June 30, 2022.

The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Three Months Ended June 30, 2023
	Balance, March 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.5	$(0.5)	$—	$—	$6.0

	Six Months Ended June 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$0.8	$—	$—	$6.0

	Three Months Ended June 30, 2022:
	Balance, March 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance June 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$3.2	$—	$—	$—	$3.2

	Six Months Ended June 30, 2022:
	Balance, December 31, 2021	Provision for Credit Losses	Charge-offs	Recoveries	Balance June 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$(2.0)	$—	$—	$3.2
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $4 million at June 30, 2023 and December 31, 2022, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	June 30, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$192	$192
Tax-exempt	—	—	—	—	—	—	1,175	1,175
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,367	$1,367

Available-for-sale debt securities
CLO	$120	$—	$1,960	$64	$—	$—	$—	$2,144
Commercial MBS issued by GSEs	—	60	—	—	—	—	—	60
Corporate debt securities	—	—	—	70	219	49	—	338
Private label residential MBS	1,115	—	25	—	—	1	—	1,141
Residential MBS issued by GSEs	—	1,765	—	—	—	—	—	1,765
Tax-exempt	9	16	354	376	—	—	75	830
U.S. Treasury securities	—	2,286	—	—	—	—	—	2,286
Other	—	—	9	9	29	3	17	67
Total AFS securities (1)	$1,244	$4,127	$2,348	$519	$248	$53	$92	$8,631

Equity securities
Common stock	$—	$—	$—	$—	$—	$—	$2	$2
CRA investments	—	25	—	—	—	—	12	37
Preferred stock	—	—	—	—	53	37	10	100
Total equity securities (1)	$—	$25	$—	$—	$53	$37	$24	$139
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$198	$198
Tax-exempt	—	—	—	—	—	—	1,091	1,091
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,289	$1,289

Available-for-sale debt securities
CLO	$310	$—	$2,121	$275	$—	$—	$—	$2,706
Commercial MBS issued by GSEs	—	97	—	—	—	—	—	97
Corporate debt securities	—	—	—	74	316	—	—	390
Private label residential MBS	1,158	—	41	—	—	—	—	1,199
Residential MBS issued by GSEs	—	1,740	—	—	—	—	—	1,740
Tax-exempt	11	15	392	425	—	—	48	891
Other	—	—	9	9	27	6	18	69
Total AFS securities (1)	$1,479	$1,852	$2,563	$783	$343	$6	$66	$7,092

Equity securities
Common stock	$—	$—	$—	$—	$—	$—	$3	$3
CRA investments	—	24	—	—	—	—	25	49
Preferred stock	—	—	—	—	82	17	9	108
Total equity securities (1)	$—	$24	$—	$—	$82	$17	$37	$160
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2023, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2023
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$22	$22
After one year through five years	6	6
After five years through ten years	33	31
After ten years	1,114	975
Mortgage-backed securities	192	152
Total HTM securities	$1,367	$1,186

Available-for-sale
Due in one year or less	$2,286	$2,285
After one year through five years	166	149
After five years through ten years	898	832
After ten years	2,523	2,399
Mortgage-backed securities	3,581	2,966
Total AFS securities	$9,454	$8,631
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Available-for-sale securities
Gross gains	$0.1	$0.4	$3.5	$7.3
Gross losses	(13.7)	—	(29.6)	—
Net (losses) gains on AFS securities	$(13.6)	$0.4	$(26.1)	$7.3

Equity securities
Gross gains	$—	$—	$—	$—
Gross losses	—	(0.6)	—	(0.6)
Net losses on equity securities	$—	$(0.6)	$—	$(0.6)
During the three months ended June 30, 2023, the Company sold securities with a carrying value of $355 million and recognized a net loss of $13.6 million. During the six months ended June 30, 2023, the Company sold securities with a carrying value of $814 million and recognized a net loss of $26.1 million. Sales of CLOs were executed as part of the Company's balance sheet repositioning strategy and resulted in the gross losses above. Sales of MBS and tax-exempt municipal securities were completed to secure gains. During the three and six months ended June 30, 2022, the Company sold securities with a carrying value of $22 million and $107 million, respectively, and incurred a net loss of $0.2 million and a net gain of $6.7 million.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans to be sold or securitized through its AmeriHome mortgage banking business channel. In addition, as of March 31, 2023, the Company transferred $5.9 billion of loans (primarily commercial and industrial loans) to HFS. During the three months ended June 30, 2023, the Company successfully completed loan dispositions from this transferred loan pool totaling $3.5 billion and transferred a net $0.7 billion of HFS loans back to HFI at the end of the period as a result of a change in management's intentions. As of June 30, 2023, $1.8 billion of these loans remain classified as HFS.
The following is a summary of loans HFS by type:

	June 30, 2023	December 31, 2022
	(in millions)
Government-insured or guaranteed:
EBO (1)	$3	$—
Non-EBO	816	591
Total government-insured or guaranteed	$819	$591
Agency-conforming	538	593
Total government-insured and agency-conforming	$1,357	$1,184
Transferred to HFS:
Commercial and industrial	$1,619	$—
Construction	134	—
Residential	46	—
Total transferred to HFS	$1,799	$—
Total loans HFS	$3,156	$1,184
(1)    EBO loans are delinquent FHA, VA, or USDA loans repurchased under the terms of the GNMA MBS program that can be repooled or resold when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
If management’s intent or ability to hold loans for investment has changed, such loans will be transferred to HFS. Loans transferred from HFI to HFS are transferred at the lower of its amortized cost basis (adjusted for any charge-offs) or fair value. If the amortized cost basis of the transferred loan exceeds its fair value, a valuation allowance equal to the difference in these amounts will be established on the transfer date and any subsequent changes in the valuation allowance will be recognized in earnings. Any ACL previously recorded on transferred loans is reversed and recognized in earnings at the time of the transfer.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$244.8	$193.4	$387.2	$397.5
Net proceeds from sale of loans (1)	(230.6)	(361.7)	(338.0)	(698.6)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.3	0.8	2.7	1.6
Change in fair value	(9.7)	59.3	(3.1)	(6.9)
Change in fair value of derivatives:
Unrealized gain (loss) on derivatives	37.2	(49.8)	15.0	31.4
Realized gain on derivatives	4.9	167.9	2.5	303.5
Total change in fair value of derivatives	42.1	118.1	17.5	334.9
Net gain on residential mortgage loans HFS	$46.9	$9.9	$66.3	$28.5
Loan acquisition and origination fees	15.4	17.3	27.4	35.6
Net gain on loan origination and sale activities	$62.3	$27.2	$93.7	$64.1
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Warehouse lending	$5,549	$5,561
Municipal & nonprofit	1,558	1,524
Tech & innovation	2,401	2,293
Equity fund resources	931	3,717
Other commercial and industrial	6,396	7,793
CRE - owner occupied	1,648	1,656
Hotel franchise finance	4,101	3,807
Other CRE - non-owner occupied	5,792	5,457
Residential	13,502	13,996
Residential - EBO	1,432	1,884
Construction and land development	4,403	3,995
Other	162	179
Total loans HFI	47,875	51,862
Allowance for credit losses	(321)	(310)
Total loans HFI, net of allowance	$47,554	$51,552
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $115 million and $141 million reduced the carrying value of loans as of June 30, 2023 and December 31, 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $187 million and $195 million increased the carrying value of loans as of June 30, 2023 and December 31, 2022, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	June 30, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$6	$7	$13	$—
Tech & innovation	—	7	7	—
Other commercial and industrial	59	23	82	—
CRE - owner occupied	16	2	18	—
Other CRE - non-owner occupied	3	75	78	—
Residential	—	58	58	—
Residential - EBO	—	—	—	481
Total	$84	$172	$256	$481
Loans contractually delinquent by 90 days or more and still accruing totaled $481 million at June 30, 2023 and consisted of government guaranteed EBO residential loans.

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
Loans contractually delinquent by 90 days or more and still accruing totaled $582 million at December 31, 2022 and consisted of government guaranteed EBO residential loans.
The reduction in interest income associated with loans on nonaccrual status was approximately $2.8 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $3.6 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,549	$—	$—	$—	$—	$5,549
Municipal & nonprofit	1,558	—	—	—	—	1,558
Tech & innovation	2,401	—	—	—	—	2,401
Equity fund resources	931	—	—	—	—	931
Other commercial and industrial	6,396	—	—	—	—	6,396
CRE - owner occupied	1,648	—	—	—	—	1,648
Hotel franchise finance	4,101	—	—	—	—	4,101
Other CRE - non-owner occupied	5,792	—	—	—	—	5,792
Residential	13,388	94	20	—	114	13,502
Residential - EBO	662	173	116	481	770	1,432
Construction and land development	4,396	7	—	—	7	4,403
Other	162	—	—	—	—	162
Total loans	$46,984	$274	$136	$481	$891	$47,875

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,561	$—	$—	$—	$—	$5,561
Municipal & nonprofit	1,524	—	—	—	—	1,524
Tech & innovation	2,270	23	—	—	23	2,293
Equity fund resources	3,717	—	—	—	—	3,717
Other commercial and industrial	7,791	2	—	—	2	7,793
CRE - owner occupied	1,656	—	—	—	—	1,656
Hotel franchise finance	3,807	—	—	—	—	3,807
Other CRE - non-owner occupied	5,454	3	—	—	3	5,457
Residential	13,955	37	4	—	41	13,996
Residential - EBO	969	217	116	582	915	1,884
Construction and land development	3,995	—	—	—	—	3,995
Other	178	1	—	—	1	179
Total loans	$50,877	$283	$120	$582	$985	$51,862

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the six months ended June 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$387	$248	$320	$293	$—	$—	$4,301	$5,549
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$387	$248	$320	$293	$—	$—	$4,301	$5,549
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$25	$131	$187	$186	$71	$927	$—	$1,527
Special mention	—	7	—	—	—	11	—	18
Classified	—	—	—	—	6	7	—	13
Total	$25	$138	$187	$186	$77	$945	$—	$1,558
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$226	$774	$275	$77	$53	$1	$908	$2,314
Special mention	12	32	—	6	—	—	17	67
Classified	6	5	6	3	—	—	—	20
Total	$244	$811	$281	$86	$53	$1	$925	$2,401
Current period gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$2

Equity fund resources
Pass	$116	$89	$48	$3	$12	$4	$659	$931
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$116	$89	$48	$3	$12	$4	$659	$931
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$961	$1,804	$513	$194	$112	$284	$2,361	$6,229
Special mention	19	47	15	—	—	—	—	81
Classified	—	27	47	3	1	1	7	86
Total	$980	$1,878	$575	$197	$113	$285	$2,368	$6,396
Current period gross charge-offs	$—	$3	$6	$4	$—	$—	$—	$13

CRE - owner occupied
Pass	$57	$349	$359	$169	$142	$510	$35	$1,621
Special mention	2	—	—	—	1	1	—	4
Classified	3	—	6	3	4	7	—	23
Total	$62	$349	$365	$172	$147	$518	$35	$1,648
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$439	$1,751	$663	$95	$465	$251	$118	$3,782
Special mention	—	—	40	—	40	21	—	101
Classified	27	9	20	26	112	24	—	218
Total	$466	$1,760	$723	$121	$617	$296	$118	$4,101
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the six months ended June 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$1,028	$2,121	$772	$670	$219	$277	$265	$5,352
Special mention	16	150	72	38	29	—	1	306
Classified	—	—	96	—	14	4	20	134
Total	$1,044	$2,271	$940	$708	$262	$281	$286	$5,792
Current period gross charge-offs	$—	$—	$2	$—	$—	$—	$—	$2

Residential
Pass	$177	$3,687	$8,207	$847	$284	$215	$27	$13,444
Special mention	—	—	—	—	—	—	—	—
Classified	—	18	32	3	3	2	—	58
Total	$177	$3,705	$8,239	$850	$287	$217	$27	$13,502
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$—	$9	$248	$591	$291	$293	$—	$1,432
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$9	$248	$591	$291	$293	$—	$1,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$736	$1,859	$497	$138	$—	$2	$1,026	$4,258
Special mention	—	—	5	112	—	—	—	117
Classified	—	—	28	—	—	—	—	28
Total	$736	$1,859	$530	$250	$—	$2	$1,026	$4,403
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$2	$14	$5	$—	$4	$66	$71	$162
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$14	$5	$—	$4	$66	$71	$162
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total by Risk Category
Pass	$4,154	$12,836	$12,094	$3,263	$1,653	$2,830	$9,771	$46,601
Special mention	49	236	132	156	70	33	18	694
Classified	36	59	235	38	140	45	27	580
Total	$4,239	$13,131	$12,461	$3,457	$1,863	$2,908	$9,816	$47,875
Current period gross charge-offs	$2	$3	$8	$4	$—	$—	$—	$17

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$397	$41	$152	$—	$—	$—	$4,928	$5,518
Special mention	43	—	—	—	—	—	—	43
Classified	—	—	—	—	—	—	—	—
Total	$440	$41	$152	$—	$—	$—	$4,928	$5,561

Municipal & nonprofit
Pass	$107	$185	$187	$78	$43	$917	$—	$1,517
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	7	—	7
Total	$107	$185	$187	$78	$43	$924	$—	$1,524

Tech & innovation
Pass	$813	$374	$87	$66	$4	$1	$853	$2,198
Special mention	36	22	3	—	—	—	20	81
Classified	2	12	—	—	—	—	—	14
Total	$851	$408	$90	$66	$4	$1	$873	$2,293

Equity fund resources
Pass	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717

Other commercial and industrial
Pass	$2,968	$1,272	$262	$277	$312	$206	$2,406	$7,703
Special mention	—	44	—	—	—	—	3	47
Classified	3	21	10	3	3	1	2	43
Total	$2,971	$1,337	$272	$280	$315	$207	$2,411	$7,793

CRE - owner occupied
Pass	$338	$359	$174	$157	$211	$339	$29	$1,607
Special mention	—	—	—	—	—	1	—	1
Classified	—	14	7	1	5	10	11	48
Total	$338	$373	$181	$158	$216	$350	$40	$1,656

Hotel franchise finance
Pass	$1,762	$726	$54	$528	$290	$103	$118	$3,581
Special mention	—	—	26	—	—	—	—	26
Classified	18	20	—	117	45	—	—	200
Total	$1,780	$746	$80	$645	$335	$103	$118	$3,807

Other CRE - non-owner occupied
Pass	$2,344	$1,201	$870	$264	$160	$218	$315	$5,372
Special mention	3	38	—	12	—	—	1	54
Classified	—	4	—	12	10	5	—	31
Total	$2,347	$1,243	$870	$288	$170	$223	$316	$5,457

Residential
Pass	$4,041	$8,474	$878	$308	$150	$90	$36	$13,977
Special mention	—	—	—	—	—	—	—	—
Classified	6	9	—	3	1	—	—	19
Total	$4,047	$8,483	$878	$311	$151	$90	$36	$13,996

Residential - EBO
Pass	$3	$268	$712	$454	$191	$256	$—	$1,884
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$3	$268	$712	$454	$191	$256	$—	$1,884

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Construction and land development
Pass	$1,533	$815	$273	$14	$—	$—	$1,258	$3,893
Special mention	—	—	98	—	—	—	—	98
Classified	—	—	—	4	—	—	—	4
Total	$1,533	$815	$371	$18	$—	$—	$1,258	$3,995

Other
Pass	$23	$10	$13	$5	$2	$61	$64	$178
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	—	—	—
Total	$23	$10	$13	$5	$2	$62	$64	$179

Total by Risk Category
Pass	$15,349	$14,914	$3,853	$2,167	$1,363	$2,191	$11,308	$51,145
Special mention	82	104	127	12	—	2	24	351
Classified	29	80	17	140	64	23	13	366
Total	$15,460	$15,098	$3,997	$2,319	$1,427	$2,216	$11,345	$51,862
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
The following table presents the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$27	$—	$27	0.4%
Hotel franchise finance	—	9	—	9	0.2
Construction and land development	—	28	—	28	0.6
Total	$—	$64	$—	$64	0.1%

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Other commercial and industrial	—	27	—	27	0.4
Hotel franchise finance	—	27	—	27	0.7
Residential	—	—	1	1	0.0
Construction and land development	—	28	—	28	0.6
Total	$2	$82	$6	$90	0.2%
The performance of these modified loans is monitored for 12 months following the modification. As of June 30, 2023, modified loans on nonaccrual status totaled $35 million and the remaining $55 million were current with contractual payments.

In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three and six months ended June 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $35 million and $92 million, respectively. These modifications were largely payment delays and term extensions, or both.
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
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	June 30, 2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$13	$13	$—	$7	$7
Tech & innovation	—	—	—	—	6	6
Other commercial and industrial	—	11	11	—	30	30
CRE - owner occupied	18	—	18	42	—	42
Hotel franchise finance	174	—	174	186	—	186
Other CRE - non-owner occupied	133	—	133	27	—	27
Construction and land development	28	—	28	4	—	4
Total	$353	$24	$377	$259	$43	$302
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2023.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of June 30, 2023.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended June 30, 2023
	Balance, March 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Warehouse lending	$6.6	$(1.4)	$—	$—	$5.2
Municipal & nonprofit	18.4	(1.9)	—	—	16.5
Tech & innovation	36.4	(2.8)	—	—	33.6
Equity fund resources	3.3	(1.6)	—	—	1.7
Other commercial and industrial	51.1	5.9	6.0	(0.8)	51.8
CRE - owner occupied	8.6	(0.6)	—	—	8.0
Hotel franchise finance	47.7	(2.0)	—	—	45.7
Other CRE - non-owner occupied	66.4	25.9	2.2	—	90.1
Residential	31.7	2.2	—	—	33.9
Residential - EBO	—	—	—	—	—
Construction and land development	31.5	0.2	—	—	31.7
Other	3.0	(0.1)	—	—	2.9
Total	$304.7	$23.8	$8.2	$(0.8)	$321.1

	Six Months Ended June 30, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Warehouse lending	$8.4	$(3.2)	$—	$—	$5.2
Municipal & nonprofit	15.9	0.6	—	—	16.5
Tech & innovation	30.8	4.6	1.8	—	33.6
Equity fund resources	6.4	(4.7)	—	—	1.7
Other commercial and industrial	85.9	(24.8)	13.3	(4.0)	51.8
CRE - owner occupied	7.1	0.9	—	—	8.0
Hotel franchise finance	46.9	(1.2)	—	—	45.7
Other CRE - non-owner occupied	47.4	44.9	2.2	—	90.1
Residential	30.4	3.5	—	—	33.9
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	4.3	—	—	31.7
Other	3.1	(0.1)	0.1	—	2.9
Total	$309.7	$24.8	$17.4	$(4.0)	$321.1

	Three Months Ended June 30, 2022
	Balance, March 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2022
	(in millions)
Warehouse lending	$2.9	$0.8	$—	$—	$3.7
Municipal & nonprofit	13.4	0.2	—	—	13.6
Tech & innovation	28.0	(2.6)	—	—	25.4
Equity fund resources	6.6	7.4	—	—	14.0
Other commercial and industrial	115.7	5.1	2.3	(0.7)	119.2
CRE - owner occupied	8.1	(0.7)	—	(0.1)	7.5
Hotel franchise finance	30.6	3.2	—	—	33.8
Other CRE - non-owner occupied	15.3	6.8	—	—	22.1
Residential	23.8	(5.0)	—	—	18.8
Construction and land development	10.7	1.5	—	—	12.2
Other	2.5	0.3	0.1	(0.2)	2.9
Total	$257.6	$17.0	$2.4	$(1.0)	$273.2

	Six Months Ended June 30, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2022
	(in millions)
Warehouse lending	$3.0	$0.7	$—	$—	$3.7
Municipal & nonprofit	13.7	(0.1)	—	—	13.6
Tech & innovation	25.7	(2.3)	—	(2.0)	25.4
Equity fund resources	9.6	4.4	—	—	14.0
Other commercial and industrial	103.6	19.4	4.9	(1.1)	119.2
CRE - owner occupied	10.6	(3.2)	—	(0.1)	7.5
Hotel franchise finance	41.5	(7.7)	—	—	33.8
Other CRE - non-owner occupied	16.9	5.2	—	—	22.1
Residential	12.5	6.3	—	—	18.8
Construction and land development	12.5	(0.3)	—	—	12.2
Other	2.9	(0.1)	0.1	(0.2)	2.9
Total	$252.5	$22.3	$5.0	$(3.4)	$273.2
Accrued interest receivable of $296 million and $304 million at June 30, 2023 and December 31, 2022, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $6 million and $9 million, as of June 30, 2023 and December 31, 2022, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$44.8	$43.3	$47.0	$37.6
Provision for credit losses	(3.7)	10.5	(5.9)	16.2
Balance, end of period	$41.1	$53.8	$41.1	$53.8

The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	June 30, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,549	$—	$5,549	$5.2	$—	$5.2
Municipal & nonprofit	1,545	13	1,558	14.0	2.5	16.5
Tech & innovation	2,383	18	2,401	30.1	3.5	33.6
Equity fund resources	931	—	931	1.7	—	1.7
Other commercial and industrial	6,312	84	6,396	46.3	5.5	51.8
CRE - owner occupied	1,628	20	1,648	8.0	—	8.0
Hotel franchise finance	3,884	217	4,101	45.7	—	45.7
Other CRE - non-owner occupied	5,659	133	5,792	87.2	2.9	90.1
Residential	13,502	—	13,502	33.9	—	33.9
Residential EBO	1,432	—	1,432	—	—	—
Construction and land development	4,375	28	4,403	31.7	—	31.7
Other	162	—	162	2.9	—	2.9
Total	$47,362	$513	$47,875	$306.7	$14.4	$321.1

	December 31, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,561	$—	$5,561	$8.4	$—	$8.4
Municipal & nonprofit	1,517	7	1,524	13.4	2.5	15.9
Tech & innovation	2,280	13	2,293	30.3	0.5	30.8
Equity fund resources	3,717	—	3,717	6.4	—	6.4
Other commercial and industrial	7,754	39	7,793	80.4	5.5	85.9
CRE - owner occupied	1,612	44	1,656	7.1	—	7.1
Hotel franchise finance	3,607	200	3,807	44.7	2.2	46.9
Other CRE - non-owner occupied	5,428	29	5,457	47.4	—	47.4
Residential	13,996	—	13,996	30.4	—	30.4
Residential EBO	1,884	—	1,884	—	—	—
Construction and land development	3,991	4	3,995	27.4	—	27.4
Other	179	—	179	3.1	—	3.1
Total	$51,526	$336	$51,862	$299.0	$10.7	$309.7
Loan Purchases and Sales
During the three and six months ended June 30, 2023, loan purchases totaled $511 million and $1.0 billion, respectively, which consisted primarily of commercial and industrial and residential loans. Loan purchases during the three and six months ended June 30, 2022 totaled $3.1 billion and $5.5 billion, respectively, which consisted primarily of residential loans. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and six months ended June 30, 2023 and 2022.
The Company transferred $6.0 billion of loans HFI (primarily commercial and industrial loans) to HFS as of March 31, 2023. During the three months ended June 30, 2023, the Company successfully completed loan sales from this transferred loan pool totaling $2.6 billion and transferred a net $0.7 billion of HFS loans back to HFI at the end of the period as a result of a change in management's intentions.
The Company also transferred loans from HFI to HFS, where the loan sales settled during the period that the transfer was made. During the three and six months ended June 30, 2023, loans with a carrying value of approximately $212 million and $1.1 billion, respectively, were transferred. A net loss of $8.6 million and $25.9 million for the three and six months ended June 30, 2023, respectively, was recognized on these loan sales. During the three and six months ended June 30, 2022, the Company did not have significant sales of loans HFI.

5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$910	$950	$1,148	$698
Additions from loans sold with servicing rights retained	245	194	387	398
Carrying value of MSRs sold	(149)	(350)	(499)	(350)
Change in fair value	24	62	16	143
Mark to market adjustments	1	—	4	—
Realization of cash flows	(24)	(30)	(49)	(63)
Balance, end of period	$1,007	$826	$1,007	$826

Unpaid principal balance of mortgage loans serviced for others	$59,705	$52,184
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. During the three months ended June 30, 2023, MSR sales had an aggregate net sales price of $150 million and the UPB of loans underlying these sales totaled $8.8 billion. During the six months ended June 30, 2023, MSR sales had an aggregate net sales price of $501 million and the UPB of loans underlying these sales totaled $28.3 billion. During the three and six months ended June 30, 2022, the Company sold MSRs for an aggregate net sales price of $350 million and the UPB of the loans underlying these sales totaled $24.1 billion. As of June 30, 2023 and December 31, 2022, the Company had a remaining receivable balance of $74 million and $39 million, respectively, related to holdbacks on MSR sales for servicing transfers, which were recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $54.0 million and $116.9 million for the three and six months ended June 30, 2023, respectively, and $48.9 million and $91.8 million for the three and six months ended June 30, 2022, respectively, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of June 30, 2023 and December 31, 2022, net servicing advances totaled $77 million and $102 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

June 30, 2023
(in millions)
Fair value of mortgage servicing rights	$1,007
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(57)
Favorable change	53
Discount rate change of 50 basis points
Increase	(19)
Decrease	20
Conditional prepayment rate change of 1%
Increase	(26)
Decrease	28
Cost to service change of 10%
Increase	(12)
Decrease	12
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

6. DEPOSITS
The table below summarizes deposits by type:

	June 30, 2023	December 31, 2022
	(in millions)
Non-interest-bearing demand deposits	$16,733	$19,691
Interest-bearing transaction accounts	12,646	9,507
Savings and money market accounts	13,085	19,397
Time certificates of deposit ($250,000 or more)	6,677	3,815
Other time deposits	1,900	1,234
Total deposits	$51,041	$53,644
A summary of the contractual maturities for all time deposits as of June 30, 2023 is as follows:

(in millions)
2023	$4,972
2024	3,202
2025	400
2026	2
2027	1
Total	$8,577
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At June 30, 2023, the Company had $11.4 billion of reciprocal deposits, compared to $2.8 billion at December 31, 2022.
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At June 30, 2023 and December 31, 2022, the Company reported wholesale brokered deposits of $18.3 billion and $4.8 billion, respectively. As of June 30, 2023, $11.4 billion of reciprocal deposits were included as brokered deposits. Although classified as brokered deposits, due to the reciprocal nature of these deposits, the Company believes that these deposits carry a lower risk of withdrawal and deposit volatility. To improve depositor stability, the Company undertook an initiative to encourage its depositors to move their accounts into reciprocal deposit structures. This significantly increased the Company's insured deposit ratio from 45% at December 31, 2022 to 77% at June 30, 2023.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $14.9 billion and $12.9 billion at June 30, 2023 and December 31, 2022, respectively. The Company incurred $87.8 million and $17.3 million in deposit related costs on these deposits during the three months ended June 30, 2023 and 2022, respectively. The Company incurred $173.4 million and $26.0 million in deposit related costs on these deposits during the six months ended June 30, 2023 and 2022, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in average earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.

7. OTHER BORROWINGS
The following table summarizes the Company’s borrowings by type:

	June 30, 2023	December 31, 2022
	(in millions)
Short-Term:
Federal funds purchased	$—	$640
BTFP advances	1,300	—
FHLB advances	4,900	4,300
Warehouse borrowings	55	—
Repurchase agreements	2,482	27
Secured borrowings	62	25
Total short-term borrowings	$8,799	$4,992
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$314	$315
Credit linked notes, net of debt issuance costs	454	992
Total long-term borrowings	$768	$1,307

Total other borrowings	$9,567	$6,299
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $175 million as of June 30, 2023, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of June 30, 2023 and December 31, 2022, the Company had additional available credit with the FHLB of approximately $6.2 billion and $6.8 billion respectively. The weighted average rate on FHLB advances was 5.32% and 4.70% as of June 30, 2023 and December 31, 2022, respectively.
The FRB established the BTFP in March 2023, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. The rate for BTFP advances is the one-year overnight index swap rate plus 10 basis points and is fixed for the term of the advance. The weighted average rate on BTFP advances was 4.76% as of June 30, 2023. The Company had additional available credit of $34 million under the BTFP as of June 30, 2023. Other available credit with the FRB totaled $16.0 billion and $5.2 billion as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023, the Company had access to approximately $2.8 billion in uncommitted warehouse funding, of which $55 million was drawn at a weighted average borrowing rate of 6.92%. There were no warehouse borrowings outstanding at December 31, 2022.

Repurchase Agreements
Other repurchase facilities include CLO securities, EBO loan, and customer repurchase agreements. The Company's securities repurchase agreements are collateralized by $1.9 billion of CLO investments. The balance and weighted average rate on these agreements was $1.4 billion and 6.46%, respectively, as of June 30, 2023. There were no securities repurchase agreements outstanding at December 31, 2022.
The balance and weighted average rate of EBO loan repurchase agreements was $1.1 billion and 7.06%, respectively, as of June 30, 2023. These repurchase agreements are collateralized with $1.4 billion of EBO loans. There were no EBO loan backed repurchase agreements at December 31, 2022.
The balance of customer repurchase agreements was $5 million and $27 million as of June 30, 2023 and December 31, 2022, respectively, and the weighted average rate was 0.22% and 0.15% as of June 30, 2023 and December 31, 2022, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.54% and 6.39% as of June 30, 2023 and December 31, 2022, respectively.
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
Credit Linked Notes
The Company entered into credit linked note transactions that effectively transferred the risk of first losses on certain pools of the Company’s warehouse and equity fund resource loans to the purchasers of these notes. In the event of a failure to pay by the relevant obligor, insolvency of the relevant obligor, or restructuring of such loans that results in a loss on a loan that is included in any of the reference pools, the principal balance of the notes will be reduced to the extent of such loss and a gain on recovery of credit guarantees will be recognized within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying reference loan in the event of obligor default. There have been no historical losses on the warehouse lines of credit and equity fund resource loans.
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

The Company's outstanding credit linked note issuances are detailed in the tables below:

June 30, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$92	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	184	3
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	197	3
Total				$473	$8

December 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$95	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	189	3
Equity fund resource loans (3)	June 23, 2022	June 30, 2028	SOFR + 6.75%	300	4
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	202	3
Warehouse loans (5)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$1,028	$14
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.8 billion as of June 30, 2023 and December 31, 2022.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.7 billion and $3.8 billion as of June 30, 2023 and December 31, 2022, respectively.
(3)    These notes had a reference pool balance of $1.6 billion as of December 31, 2022.
(4)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.9 billion and $4.0 billion as of June 30, 2023 and December 31, 2022, respectively.
(5)    These notes had a reference pool balance of $689 million as of December 31, 2022.
During the three and six months ended June 30, 2023, the Company recognized a gain on extinguishment of debt of $0.7 million and $13.4 million, respectively, related to the pay off of the credit linked notes on its warehouse and equity fund resource loans.
8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

June 30, 2023
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
The carrying value of all subordinated debt issuances totaled $817 million at June 30, 2023 and December 31, 2022.

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
The carrying value of junior subordinated debt was $71 million and $76 million as of June 30, 2023 and December 31, 2022, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of June 30, 2023 was 7.88%, which is equal to three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 7.11% at December 31, 2022. Subsequent to June 30, 2023, interest rates on the Company's junior subordinated debt will be based on SOFR plus a spread adjustment.
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
9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors generally vest over six months. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2023 was $0.7 million and $45.2 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and six months ended June 30, 2023, the Company recognized $9.1 million and $17.6 million, respectively, in stock-based compensation expense related to employee and WAL director stock grants, compared to $7.6 million and $14.7 million for the three and six months ended June 30, 2022, respectively.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $1.4 million and a net reversal of stock-based compensation expense of $1.1 million on unvested performance stock units due to revised performance expectations, compared to $3.4 million and $6.2 million in stock-based compensation expense for such units during the three and six months ended June 30, 2022, respectively.
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

Preferred Stock
The Company has 12,000,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During the three and six months ended June 30, 2023 and 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred shareholders of $3.2 million and $6.4 million, respectively.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
During the three months ended June 30, 2022, the Company did not sell any shares under the ATM program. During the six months ended June 30, 2022, the Company sold 1.3 million shares under the ATM program at a weighted-average selling price of $86.78 per share for gross proceeds of $108.4 million. Sales under the ATM program were being made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). Total related offering costs were $0.7 million for the six months ended June 30, 2022, substantially all of which related to compensation costs paid to the distribution agents. There were no sales under the ATM program during the three and six months ended June 30, 2023 and as of June 30, 2023, the remaining number of shares that can be sold under this agreement totaled 1,107,769.
Cash Dividend on Common Shares
During the three and six months ended June 30, 2023, the Company declared and paid a quarterly cash dividend of $0.36 per share, for a total dividend payment to shareholders of $39.4 million and $78.8 million, respectively. During the three and six months ended June 30, 2022, the Company declared and paid a quarterly cash dividend of $0.35 per share, for a total dividend payment to shareholders of $37.9 million and $75.2 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2023, the Company purchased treasury shares of 7,815 and 151,219, respectively, at a weighted average price of $31.96 and $72.49 per share, respectively. During the three and six months ended June 30, 2022, the Company purchased treasury shares of 2,635 and 188,169, respectively, at a weighted average price of $77.50 and $93.29 per share, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, March 31, 2023	$(594.3)	$(0.3)	$1.9	$1.2	$(591.5)
Other comprehensive (loss) income before reclassifications	(34.2)	—	5.0	—	(29.2)
Amounts reclassified from AOCI	10.2	—	—	—	10.2
Net current-period other comprehensive (loss) income	(24.0)	—	5.0	—	(19.0)
Balance, June 30, 2023	$(618.3)	$(0.3)	$6.9	$1.2	$(610.5)

Balance, March 31, 2022	$(236.3)	$(0.3)	$1.5	$—	$(235.1)
Other comprehensive (loss) income before reclassifications	(284.5)	—	2.0	—	(282.5)
Amounts reclassified from AOCI	(0.3)	—	—	—	(0.3)
Net current-period other comprehensive (loss) income	(284.8)	—	2.0	—	(282.8)
Balance, June 30, 2022	$(521.1)	$(0.3)	$3.5	$—	$(517.9)

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive income before reclassifications	25.9	—	3.9	1.2	31.0
Amounts reclassified from AOCI	19.5	—	—	—	19.5
Net current-period other comprehensive income	45.4	—	3.9	1.2	50.5
Balance, June 30, 2023	$(618.3)	$(0.3)	$6.9	$1.2	$(610.5)

Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$—	$15.7
Other comprehensive (loss) income before reclassifications	(532.4)	—	4.2	—	(528.2)
Amounts reclassified from AOCI	(5.4)	—	—	—	(5.4)
Net current-period other comprehensive (loss) income	(537.8)	—	4.2	—	(533.6)
Balance, June 30, 2022	$(521.1)	$(0.3)	$3.5	$—	$(517.9)

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
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on LIBOR and converted to SOFR plus a spread adjustment upon the discontinuation of LIBOR in June 2023.
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets. Under these interest rate swap contracts, the Company receives a variable rate based on SOFR and pays a fixed rate on the outstanding notional amount.
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and is being amortized over the remaining term. At June 30, 2023, the remaining cumulative basis adjustment on the terminated last-of-layer hedges totaled $15 million.
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
The Company also uses derivative financial instruments to manage exposure to interest rate risk within its mortgage banking business related to IRLCs and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments, interest rate futures and interest rate swaps.

Fair Value Hedges
As of June 30, 2023 and December 31, 2022, the following amounts are reflected on the Consolidated Balance Sheets related to cumulative basis adjustments for outstanding fair value hedges:

	June 30, 2023		December 31, 2022
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$3,934	$52	$447	$17
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)As of June 30, 2023, included portfolio layer method derivative instruments with $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $6.8 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $29 million.
For the Company's derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period earnings. The loss or gain on the hedged item is recognized in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans, the gain or loss on the hedged item is included in interest income, as shown in the table below.

	Three Months Ended June 30,
	2023		2022
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$39.0	$(39.0)	$15.2	$(15.2)

	Six Months Ended June 30,
	2023		2022
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$34.7	$(34.7)	$48.7	$(48.7)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $2.9 million and $5.9 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three and six months ended June 30, 2023, respectively.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of June 30, 2023, December 31, 2022, and June 30, 2022. The change in the notional amounts of these derivatives from June 30, 2022 to June 30, 2023 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	June 30, 2023			December 31, 2022			June 30, 2022
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$4,033	$56	$4	$476	$18	$—	$500	$5	$11
Total	$4,033	$56	$4	$476	$18	$—	$500	$5	$11

Derivatives not designated as hedging instruments (1):
Foreign currency contracts	$71	$1	$1	$250	$1	$9	$138	$1	$—
Forward purchase contracts	4,484	1	16	2,709	1	13	4,764	32	10
Forward sales contracts	7,279	26	2	4,985	16	8	9,621	35	35
Futures purchase contracts (2), (3)	200	—	—	—	—	—	700	—	—
Futures sales contracts (2), (3)	12,210	—	—	8,706	—	—	6,072	—	—
Interest rate lock commitments	2,331	6	4	1,459	5	3	2,819	15	3
Interest rate contracts	2,424	14	14	1,538	6	6	64	—	—
Risk participation agreements	44	—	—	48	—	—	—	—	—
Total	$29,043	$48	$37	$19,695	$29	$39	$24,178	$83	$48
Margin		85	12		4	1		(9)	24
Total, including margin	$29,043	$133	$49	$19,695	$33	$40	$24,178	$74	$72
(1)Relate to economic hedging arrangements.
(2)The Company enters into forward purchase and sales contracts that are subject to daily remargining and almost all of which are based on three-month SOFR to hedge against its MSR valuation exposure. The notional amount on these contracts is substantial as these contracts have a duration of only 0.25 years and are intended to cover the longer duration of MSR hedges.
(3)The notional amounts previously reported for December 31, 2022 and June 30, 2022 have been adjusted in the current period to account for the impact of offsetting contracts. To close a futures contract prior to settlement, the Company purchases an offsetting future with the same terms as the original contract and these contracts no longer require settlement.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities on the Consolidated Balance Sheets, as summarized in the table below:

	June 30, 2023			December 31, 2022			June 30, 2022
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$1	$—	$1	$1	$—	$1	$31	$—	$31
Forward sales contracts	26	—	26	13	—	13	33	—	33
Interest rate contracts	70	—	70	18	—	18	5	—	5
Margin	85	—	85	4	—	4	(9)	—	(9)
Netting	—	(28)	(28)	—	(17)	(17)	—	(55)	(55)
	$182	$(28)	$154	$36	$(17)	$19	$60	$(55)	$5
Liabilities
Forward purchase contracts	$(16)	$—	$(16)	$(12)	$—	$(12)	$(10)	$—	$(10)
Forward sales contracts	(2)	—	(2)	(8)	—	(8)	(34)	—	(34)
Interest rate contracts	(4)	—	(4)	—	—	—	(11)	—	(11)
Margin	(12)	—	(12)	(1)	—	(1)	(24)	—	(24)
Netting	—	28	28	—	17	17	—	55	55
	$(34)	$28	$(6)	$(21)	$17	$(4)	$(79)	$55	$(24)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$1	$—	$1	$1	$—	$1
Forward purchase contracts	—	—	—	—	—	—	1	—	1
Forward sales contracts	—	—	—	3	—	3	2	—	2
Interest rate lock commitments	6	—	6	5	—	5	15	—	15
Interest rate contracts	—	—	—	6	—	6	—	—	—
	$7	$—	$7	$15	$—	$15	$19	$—	$19
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$(9)	$—	$(9)	$—	$—	$—
Forward purchase contracts	—	—	—	(1)	—	(1)	—	—	—
Forward sales contracts	—	—	—	—	—	—	(1)	—	(1)
Interest rate lock commitments	(4)	—	(4)	(3)	—	(3)	(3)	—	(3)
Interest rate contracts	(14)	—	(14)	(6)	—	(6)	—	—	—
	$(19)	$—	$(19)	$(19)	$—	$(19)	$(4)	$—	$(4)
Total derivatives and margin
Assets	$189	$(28)	$161	$51	$(17)	$34	$79	$(55)	$24
Liabilities	$(53)	$28	$(25)	$(40)	$17	$(23)	$(83)	$55	$(28)

The following table summarizes the net gain (loss) on derivatives included in income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(11.1)	$23.2	$0.3	$2.4
Forward contracts	55.6	101.0	18.8	342.3
Interest rate swaps	(4.6)	—	(3.3)	—
Other contracts	2.2	(6.1)	1.8	(9.8)
Total gain	$42.1	$118.1	$17.6	$334.9
Net loan servicing revenue:
Forward contracts	$(13.2)	$(8.0)	$(14.7)	$(42.9)
Futures contracts	18.7	(21.9)	14.7	(43.9)
Interest rate swaps	(36.5)	—	(17.6)	—
Total loss	$(31.0)	$(29.9)	$(17.6)	$(86.8)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA, and FHLMC), or guaranteed by GNMA. At June 30, 2023, December 31, 2022, and June 30, 2022 collateral pledged by the Company to counterparties for its derivatives totaled $90 million, $11 million, and $30 million, respectively.
12. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS and summarizes the weighted average common shares excluded from the diluted EPS calculation due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Weighted average shares - basic	108.3	107.3	108.2	106.7
Dilutive effect of stock awards	—	0.4	0.1	0.4
Weighted average shares - diluted	108.3	107.7	108.3	107.1
Net income available to common stockholders	$212.5	$257.0	$351.5	$493.9

Earnings per Common Share:
Basic	$1.96	$2.40	$3.25	$4.63
Diluted	1.96	2.39	3.24	4.61

Antidilutive restricted stock outstanding	0.4	—	0.2	—

13. INCOME TAXES
The Company's effective tax rate was 17.1% and 19.6% for the three months ended June 30, 2023 and 2022, respectively. For each of the six months ended June 30, 2023 and 2022, the Company's effective tax rate was 19.5%. The decrease in the three-month effective tax rate was primarily due to increases in expected LIHTC benefits during 2023.
As of June 30, 2023, the net DTA balance totaled $315 million. There was not a significant change in the net deferred tax asset of $311 million at December 31, 2022 as decreases to MSR DTLs were offset by increases in the fair market value of AFS securities and decreases to the accrued bonus DTA.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $315 million at June 30, 2023 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2023 and December 31, 2022, the Company had no deferred tax valuation allowance.
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
Investments in LIHTC and renewable energy totaled $596 million and $624 million as of June 30, 2023 and December 31, 2022, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $338 million and $398 million as of June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, $27.7 million and $15.4 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the six months ended June 30, 2023 and 2022, $39.0 million and $28.8 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,168 at June 30, 2023 and $1,209 at December 31, 2022	$15,319	$18,674
Credit card commitments and financial guarantees	405	379
Letters of credit, including unsecured letters of credit of $6 at June 30, 2023 and $7 at December 31, 2022	240	265
Total	$15,964	$19,318

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $41 million and $47 million as of June 30, 2023 and December 31, 2022, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $104 million and $117 million as of June 30, 2023 and December 31, 2022, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of June 30, 2023 and December 31, 2022. The Company does not have a single external customer from which it derives 10% or more of its revenues. Commercial and industrial loans made up 35% and 40% of total HFI loans as of June 30, 2023 and December 31, 2022, respectively. The Company's loan portfolio also includes credit exposure to the CRE market. As of June 30, 2023 and December 31, 2022, CRE-non-owner occupied loans accounted for approximately 21% and 18% of total loans HFI, respectively. In addition, approximately $2.3 billion, or 4.8%, of total loans HFI consisted of CRE-non-owner occupied office loans as of June 30, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects, with the vast majority located in suburban locations. Construction and land loans were 9% and 8% of total loans HFI as of June 30, 2023 and December 31, 2022, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $7.1 million and $14.5 million during the three and six months ended June 30, 2023, compared to $6.2 million and $12.1 million for the three and six months ended June 30, 2022. Other lease costs, which include common area maintenance, parking, and taxes, and were included as occupancy expense, totaled $1.2 million and $2.5 million during the three and six months ended June 30, 2023, compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2022.

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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Unrealized gains	$6.7	$2.7	$5.2	$5.6
Changes included in OCI, net of tax	5.0	2.0	3.9	4.2
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
Derivative financial instruments: Forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market prices, contracted selling prices, or a market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
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
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2023	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$2,144	$—	$2,144
Commercial MBS issued by GSEs	—	60	—	60
Corporate debt securities	—	338	—	338
Private label residential MBS	—	1,141	—	1,141
Residential MBS issued by GSEs	—	1,765	—	1,765
Tax-exempt	—	830	—	830
U.S. Treasury securities	2,286	—	—	2,286
Other	27	40	—	67
Total AFS debt securities	$2,313	$6,318	$—	$8,631
Equity securities
Common stock	$2	$—	$—	$2
CRA investments	25	12	—	37
Preferred stock	95	5	—	100
Total equity securities	$122	$17	$—	$139
Loans HFS (2)	$—	$1,337	$3	$1,340
MSRs	—	—	1,007	1,007
Derivative assets (1)	—	98	6	104
Liabilities:
Junior subordinated debt (3)	$—	$—	$57	$57
Derivative liabilities (1)	—	37	4	41
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $52 million as of June 30, 2023 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $85 million and $12 million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2022	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$2,706	$—	$2,706
Commercial MBS issued by GSEs	—	97	—	97
Corporate debt securities	—	390	—	390
Private label residential MBS	—	1,199	—	1,199
Residential MBS issued by GSEs	—	1,740	—	1,740
Tax-exempt	—	891	—	891
Other	24	45	—	69
Total AFS debt securities	$24	$7,068	$—	$7,092
Equity securities
Common stock	$3	$—	$—	$3
CRA investments	24	25	—	49
Preferred stock	108	—	—	108
Total equity securities	$135	$25	$—	$160
Loans - HFS (2)	$—	$1,172	$1	$1,173
Mortgage servicing rights	—	—	1,148	1,148
Derivative assets (1)	—	42	5	47
Liabilities:
Junior subordinated debt (3)	$—	$—	$63	$63
Derivative liabilities (1)	—	36	3	39
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $17 million as of December 31, 2022 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $4 million and $1 million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$(64.0)	$(64.5)	$(62.5)	$(67.4)
Change in fair value (1)	6.7	2.7	5.2	5.6
Ending balance	$(57.3)	$(61.8)	$(57.3)	$(61.8)
(1)Unrealized gains attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $5.0 million and $2.0 million for three months ended June 30, 2023 and 2022, respectively, and $3.9 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	June 30, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$57	Discounted cash flow	Implied credit rating of the Company	10.13%

	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.13%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2023 and December 31, 2022 was the implied credit risk for the Company. The implied credit risk spread as of June 30,

2023 was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes. As of December 31, 2022, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.
As of June 30, 2023, the Company estimates the discount rate at 10.13%, which represents an implied credit spread of 4.58% plus three-month LIBOR (5.55%). As of December 31, 2022, the Company estimated the discount rate at 8.13%, which was a 3.36% credit spread plus three-month LIBOR (4.77%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	MSRs	Net IRLCs (1)	MSRs	Net IRLCs (1)
	(in millions)
Balance, beginning of period	$910	$14	$1,148	$2
Purchases and additions	245	4,210	387	7,156
Sales and payments	(149)	—	(499)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(4,219)	—	(7,154)
Change in fair value	24	(3)	16	(2)
Mark to market adjustments	1	—	4	—
Realization of cash flows	(24)	—	(49)	—
Balance, end of period	$1,007	$2	$1,007	$2
Changes in unrealized gains for the period (2)	$31	$2	$31	$2

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	MSRs	Net IRLCs (1)	MSRs	Net IRLCs (1)
	(in millions)
Balance, beginning of period	$950	$(11)	$698	$9
Purchases and additions	194	5,575	398	10,898
Sales and payments	(350)	—	(350)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(5,543)	—	(10,864)
Change in fair value	62	(9)	143	(31)
Realization of cash flows	(30)	—	(63)	—
Balance, end of period	$826	$12	$826	$12
Changes in unrealized gains for the period (2)	$40	$12	$89	$12
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		June 30, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	48 - 307	237
	Conditional prepayment rate (1)	9.1% - 20.9%	15.3%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	34.6
	Cost to service	$93 - $100	$94
IRLCs:	Servicing fee multiple	3.3 - 5.3	4.3
	Pull-through rate	71% - 100%	89%

		December 31, 2022
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	190 - 621	378
	Conditional prepayment rate (1)	8.5% - 18.5%	13.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	33.2
	Cost to service	$87 - $94	$90
IRLCs:	Servicing fee multiple	2.9 - 5.5	4.3
	Pull-through rate	69% - 100%	89%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	June 30, 2023			December 31, 2022
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$1,339	$1,311	$28	$1,172	$1,138	$34
90 days or more delinquent	1	2	(1)	1	1	—
Total	$1,340	$1,313	$27	$1,173	$1,139	$34

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of June 30, 2023:
Loans HFI	$368	$—	$—	$368
Other assets acquired through foreclosure	11	—	—	11
As of December 31, 2022:
Loans HFI	$295	$—	$—	$295
Other assets acquired through foreclosure	11	—	—	11
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$368	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$295	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $368 million and $295 million at June 30, 2023 and December 31, 2022, respectively, net of a specific ACL of $9 million and $7 million at June 30, 2023 and December 31, 2022, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $11 million of such assets at June 30, 2023 and December 31, 2022.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,367	$—	$1,186	$—	$1,186
AFS	8,631	2,313	6,318	—	8,631
Equity	139	122	17	—	139
Derivative assets (2)	104	—	98	6	104
Loans HFS (1)	3,156	—	3,136	20	3,156
Loans HFI, net	47,554	—	—	44,772	44,772
Mortgage servicing rights	1,007	—	—	1,007	1,007
Accrued interest receivable	348	—	348	—	348
Financial liabilities:
Deposits	$51,041	$—	$51,040	$—	$51,040
Other borrowings	9,567	—	9,490	—	9,490
Qualifying debt	888	—	620	69	689
Derivative liabilities (2)	41	—	37	4	41
Accrued interest payable	104	—	104	—	104
(1)     Includes loans transferred from HFI to HFS. As these transferred loans are salable into active markets, the fair value is based on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy.
(2)    Derivative assets and liabilities exclude margin of $85 million and $12 million, respectively.

	December 31, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,289	$—	$1,112	$—	$1,112
AFS	7,092	24	7,068	—	7,092
Equity securities	160	135	25	—	160
Derivative assets (1)	51	—	42	5	47
Loans HFS	1,184	—	1,172	1	1,173
Loans HFI, net	51,552	—	—	47,679	47,679
Mortgage servicing rights	1,148	—	—	1,148	1,148
Accrued interest receivable	357	—	357	—	357
Financial liabilities:
Deposits	$53,644	$—	$53,698	$—	$53,698
Other borrowings	6,299	—	6,261	—	6,261
Qualifying debt	893	—	735	75	810
Derivative liabilities (1)	40	—	36	3	39
Accrued interest payable	35	—	35	—	35
(1)    Derivative assets and liabilities exclude margin of $4 million and $1 million, respectively.
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
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to preclude an interest rate risk profile that does not conform to both management and BOD risk tolerances without ALCO approval. Interest rate risk is also evaluated at the Parent level, which is reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of letters of credit outstanding at June 30, 2023 and December 31, 2022 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at June 30, 2023 and December 31, 2022.

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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2023:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$12,527	$13	$150	$12,364
Loans HFS	3,156	1,049	2,107	—
Loans HFI, net of deferred fees and costs	47,875	28,139	19,736	—
Less: allowance for credit losses	(321)	(269)	(52)	—
Net loans HFI	47,554	27,870	19,684	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	674	293	381	—
Other assets	4,238	567	1,693	1,978
Total assets	$68,160	$29,803	$24,015	$14,342
Liabilities:
Deposits	$51,041	$21,460	$22,380	$7,201
Borrowings and qualifying debt	10,455	6	1,489	8,960
Other liabilities	979	70	173	736
Total liabilities	62,475	21,536	24,042	16,897
Allocated equity:	5,685	2,494	1,715	1,476
Total liabilities and stockholders' equity	$68,160	$24,030	$25,757	$18,373
Excess funds provided (used)	—	(5,773)	1,742	4,031

Income Statement:
Three Months Ended June 30, 2023:	(in millions)
Net interest income	$550.3	$356.5	$204.8	$(11.0)
Provision for credit losses	21.8	18.2	1.9	1.7
Net interest income (expense) after provision for credit losses	528.5	338.3	202.9	(12.7)
Non-interest income	119.0	30.8	86.1	2.1
Non-interest expense	387.4	147.7	232.3	7.4
Income (loss) before income taxes	260.1	221.4	56.7	(18.0)
Income tax expense (benefit)	44.4	43.4	11.2	(10.2)
Net income (loss)	$215.7	$178.0	$45.5	$(7.8)

Six Months Ended June 30, 2023:	(in millions)
Net interest income	$1,160.2	$746.0	$404.0	$10.2
Provision for credit losses	41.2	15.6	3.4	22.2
Net interest income (expense) after provision for credit losses	1,119.0	730.4	400.6	(12.0)
Non-interest income	61.0	(65.9)	137.1	(10.2)
Non-interest expense	735.3	283.6	424.4	27.3
Income (loss) before provision for income taxes	444.7	380.9	113.3	(49.5)
Income tax expense	86.8	81.9	24.0	(19.1)
Net income (loss)	$357.9	$299.0	$89.3	$(30.4)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2022:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$9,803	$12	$—	$9,791
Loans held for sale	1,184	—	1,184	—
Loans, net of deferred fees and costs	51,862	31,414	20,448	—
Less: allowance for credit losses	(310)	(262)	(48)	—
Total loans	51,552	31,152	20,400	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	680	293	387	—
Other assets	4,504	435	2,180	1,889
Total assets	$67,734	$31,903	$24,151	$11,680
Liabilities:
Deposits	$53,644	$29,494	$18,492	$5,658
Borrowings and qualifying debt	7,192	27	340	6,825
Other liabilities	1,542	83	656	803
Total liabilities	62,378	29,604	19,488	13,286
Allocated equity:	5,356	2,684	1,691	981
Total liabilities and stockholders' equity	$67,734	$32,288	$21,179	$14,267
Excess funds provided (used)	—	385	(2,972)	2,587

Income Statements:
Three Months Ended June 30, 2022:	(in millions)
Net interest income	$525.0	$370.5	$219.4	$(64.9)
Provision for (recovery of) credit losses	27.5	32.7	(5.2)	—
Net interest income (expense) after provision for credit losses	497.5	337.8	224.6	(64.9)
Non-interest income	95.0	18.0	74.6	2.4
Non-interest expense	268.9	115.9	139.1	13.9
Income (loss) before income taxes	323.6	239.9	160.1	(76.4)
Income tax expense (benefit)	63.4	57.3	38.1	(32.0)
Net income (loss)	$260.2	$182.6	$122.0	$(44.4)

Six Months Ended June 30, 2022:	(in millions)
Net interest income	$974.5	$705.3	$402.7	$(133.5)
Provision for (recovery of) credit losses	36.5	33.2	5.3	(2.0)
Net interest income (expense) after provision for credit losses	938.0	672.1	397.4	(131.5)
Non-interest income	201.3	34.9	153.8	12.6
Non-interest expense	517.5	230.4	264.1	23.0
Income (loss) before income taxes	621.8	476.6	287.1	(141.9)
Income tax expense (benefit)	121.5	113.4	68.5	(60.4)
Net income (loss)	$500.3	$363.2	$218.6	$(81.5)
17. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees. These revenues totaled $24.3 million and $11.3 million for the three months ended June 30, 2023 and 2022, respectively, and $38.3 million and $25.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company had no material unsatisfied performance obligations as of June 30, 2023 or December 31, 2022.

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
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. Acquisition and restructure expenses of $0.4 million for the six months ended June 30, 2022 were included as a component of non-interest expense in the Consolidated Income Statement, all of which were acquisition related costs as defined by ASC 805.
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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) adverse financial market and economic conditions, including the effects of any recession in the United States, the impact of the bank failures that occurred in March 2023 and related adverse developments in the banking industry, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflict between Russia and Ukraine; 2) changes in interest rates and increased rate competition; 3) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 4) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 5) exposure to natural and man-made disasters in markets that we operate and the impact of climate change and ESG practices on us and our customers; 6) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; 7) dependency on real estate and events that negatively impact the real estate market; 8) concentrations in certain business lines or product types within our loan portfolio; 9) residual risk retained by us on reference pools covered by credit linked notes; 10) exposure to environmental liabilities related to the properties to which we acquire title; 11) ability to compete in a highly competitive market; 12) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful; 13) uncertainty associated with digital payment initiatives; 14) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 15) ability to meet capital adequacy and liquidity requirements; 16) dependence on low-cost deposits; 17) risks related to representations and warranties made on third-party loan sales; 18) ability to borrow from the FHLB or the FRB; 19) a change in our creditworthiness; 20) information security breaches; 21) reliance on third parties to provide key components of our infrastructure; 22) perpetration of fraud; 23) ability to implement and improve our controls and processes to keep pace with growth; 24) the replacement of LIBOR; 25) risk of operating in a highly regulated industry and our ability to remain in compliance; 26) ability to adapt to technological change; 27) failure to comply with state and federal banking agency laws and regulations; 28) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; and 29) risks related to ownership and price of our common stock; and 30) ability to continue to declare quarterly dividends.
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

Recent Banking Industry and Market Developments
The bank failures that occurred in March 2023 caused significant disruption in the United States banking industry, particularly among mid-size banks, such as the Company. The closures of these banks triggered a surge in deposit outflows and stock price volatility at many mid-sized banks.
In response to these bank failures, the FRB announced the BTFP, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. Under this program, the Bank has access to $1.3 billion in borrowing capacity, of which $1.3 billion was drawn at June 30, 2023.
Additionally, the Department of the Treasury, FRB, and FDIC issued a joint statement, which stated that losses to support uninsured deposits of those failed banks would be recovered via a special assessment on banks. The FDIC has proposed an annual special assessment rate of approximately 12.5 basis points. The assessment base for the special assessments would be equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion from estimated uninsured deposits. The special assessments would be collected over an eight-quarter collection period, at a quarterly special assessment rate of 3.13 basis points, with the first quarterly assessment period beginning on January 1, 2024. The comment period for the proposal ended on July 21, 2023, with a final rule expected later this year. If adopted as proposed, the Company expects to recognize a one-time charge of $65 million.
The recent volatility in the banking industry and other recent regulatory actions have had and may continue to have a material impact on the Company's operations, as further discussed below.
Capital and liquidity
While the Company believes it has sufficient capital, funding, and access to contingent sources of liquidity, the Company has taken several actions to ensure the strength of its capital and liquidity position. These actions included disposition of selected assets, including $813 million of AFS securities and $3.5 billion of loans during the six months ended June 30, 2023 and increasing its borrowing capacity with the FRB.
The Company's deposit balances stabilized as of March 20, 2023 and from such date through June 30, 2023 deposits increased, but were down $2.6 billion from December 31, 2022. The Company also strengthened its insured deposit ratio from 45% as of December 31, 2022 to 77% as of June 30, 2023. Insured and collateralized deposits as a percentage of total deposits was 81% at June 30, 2023 and 47% at December 31, 2022.
Financial position and results of operations
The Company's financial position and results of operations as of and for the six months ended June 30, 2023 have been impacted by this disruption. Recent events in the banking industry contributed to the $41.2 million provision for credit losses recognized during the six months ended June 30, 2023, of which $17.1 million related to a charge-off of a corporate debt security from a financial institution issuer. The Company's actions to strengthen its capital and liquidity position contributed to a $135.1 million pre-tax fair value loss adjustment primarily related to the transfer of loans to HFS, a loss of $26.1 million on sales of investment securities, and a $13.4 million gain on extinguishment of debt. The continued uncertainty regarding the severity and duration of the volatility in the banking industry and related economic effects may continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the recent banking industry volatility is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future. The Company’s net interest margin also may be negatively impacted in future periods if the Company's borrowings remain elevated. These uncertainties and the economic environment will continue to affect earnings, growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.
Depositors in the technology industry are generally considered to be the most impacted by recent events and may have greater sensitivity to the recent volatility in the banking industry with potentially longer recovery periods than other types of businesses. The Company's deposit exposure to the technology industry totaled $4.3 billion, or 8.4% of total deposits, as of June 30, 2023.
Asset valuation
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
Financial Results Highlights for the Second Quarter of 2023
•Net income available to common stockholders of $212.5 million, compared to $257.0 million for the second quarter 2022
•Diluted earnings per share of $1.96, compared to $2.39 per share for the second quarter 2022
•Net revenue of $669.3 million, compared to $620.0 million for the second quarter 2022, with non-interest expense of $387.4 million, compared to $268.9 million for the second quarter 2022
•PPNR of $282.1 million, down 21.9% from $361.3 million in the second quarter 20221
•Total loans HFI of $47.9 billion, down $4.0 billion, or 7.7%, from December 31, 2022
•Total deposits of $51.0 billion, down $2.6 billion, or 4.9%, from December 31, 2022
•Stockholders' equity of $5.7 billion, an increase of $329 million from December 31, 2022
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.39% of total assets compared to 0.15% at June 30, 2022
•Annualized net loan charge-offs to average loans outstanding of 0.06%, compared to 0.01% for the second quarter 2022
•Net interest margin of 3.42%, decreased from 3.54% in the second quarter 2022
•Tangible common equity ratio of 7.0%, an increase compared to 6.1% at June 30, 20221
•Book value per common share of $49.22, an increase of 14.3% from $43.07 at June 30, 2022
•Tangible book value per share, net of tax, of $43.09, an increase of $6.42, or 17.5%, from $36.67 at June 30, 20221
•Efficiency ratio of 57.1% in the second quarter 2023, compared to 42.8% in the second quarter 20221
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2023.

1 See Non-GAAP Financial Measures section beginning on page 64.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2023 Adjusted (1)	2022
	(in millions, except per share amounts)
Net income	$215.7	$260.2	$357.9	$467.8	$500.3
Net income available to common stockholders	212.5	257.0	351.5	461.4	493.9
Earnings per share - basic	1.96	2.40	3.25	4.26	4.63
Earnings per share - diluted	1.96	2.39	3.24	4.26	4.61
Return on average assets	1.23%	1.62%	1.02%	1.33%	1.63%
Return on average equity	15.3	20.8	12.8	16.8	20.2
Return on average tangible common equity (1)	18.2	25.6	15.2	19.7	24.8
Net interest margin	3.42	3.54	3.60		3.44
(1) See Non-GAAP Financial Measures section beginning on page 64.

	June 30, 2023	December 31, 2022
	(in millions)
Total assets	$68,160	$67,734
Loans HFS	3,156	1,184
Loans HFI, net of deferred loan fees and costs	47,875	51,862
Investment securities	10,137	8,541
Total deposits	51,041	53,644
Other borrowings	9,567	6,299
Qualifying debt	888	893
Stockholders' equity	5,685	5,356
Tangible common equity, net of tax (1)	4,718	4,383
(1) See Non-GAAP Financial Measures section beginning on page 64.
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

	June 30, 2023	December 31, 2022
	(dollars in millions)
Nonaccrual loans	$256	$85
Repossessed assets	11	11
Non-performing assets	322	98
Nonaccrual loans to funded loans	0.53%	0.16%
Nonaccrual and repossessed assets to total assets	0.39	0.14
Allowance for loan losses to funded loans	0.67	0.60
Allowance for credit losses to funded loans	0.76	0.69
Net charge-offs to average loans outstanding (1)	0.06	0.00
(1)Annualized on an actual/actual basis for the three months ended June 30, 2023. Actual year-to-date for the year ended December 31, 2022.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $68.2 billion at June 30, 2023 from $67.7 billion at December 31, 2022. The increase in total assets of $426 million, or 0.6%, was driven by an increase in borrowings, which contributed to an increase in cash of $1.1 billion as well as an increase in investment securities of $1.6 billion. Loans HFI decreased by $4.0 billion, or 7.7%, to $47.9 billion as of June 30, 2023, compared to $51.9 billion as of December 31, 2022. The decrease in loans HFI from December 31, 2022 was driven by the transfer of $5.9 billion to HFS during the first quarter 2023. By loan type, commercial and industrial loans and residential real estate loans decreased $4.1 billion and $928 million, respectively, from December 31, 2022, partially offset by increases in CRE, non-owner occupied loans and construction and land development loans of $594 million and $415 million, respectively. Loans HFS increased $5.8 billion (net of fair value adjustments) as a result of this transfer and as of June 30, 2023, loans HFS were up from $1.2 billion as of December 31, 2022 as loan dispositions during the second quarter 2023 totaled $3.5 billion and as $0.7 billion was transferred back to HFI as of June 30, 2023.
Total deposits decreased $2.6 billion, or 4.9%, to $51.0 billion as of June 30, 2023 from $53.6 billion as of December 31, 2022. By type, the decrease in deposits from December 31, 2022 was driven by a decrease of $6.3 billion in savings and money market accounts and $3.0 billion in non-interest bearing demand deposits, partially offset by increases of $3.5 billion in certificates of deposit and $3.1 billion in interest bearing demand deposits.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,000.8	$579.6	$421.2	$1,969.7	$1,064.1	$905.6
Interest expense	450.5	54.6	395.9	809.5	89.6	719.9
Net interest income	550.3	525.0	25.3	1,160.2	974.5	185.7
Provision for credit losses	21.8	27.5	(5.7)	41.2	36.5	4.7
Net interest income after provision for credit losses	528.5	497.5	31.0	1,119.0	938.0	181.0
Non-interest income	119.0	95.0	24.0	61.0	201.3	(140.3)
Non-interest expense	387.4	268.9	118.5	735.3	517.5	217.8
Income before provision for income taxes	260.1	323.6	(63.5)	444.7	621.8	(177.1)
Income tax expense	44.4	63.4	(19.0)	86.8	121.5	(34.7)
Net income	215.7	260.2	(44.5)	357.9	500.3	(142.4)
Dividends on preferred stock	3.2	3.2	—	6.4	6.4	—
Net income available to common stockholders	$212.5	$257.0	$(44.5)	$351.5	$493.9	$(142.4)
Earnings per share:
Basic	$1.96	$2.40	$(0.44)	$3.25	$4.63	$(1.38)
Diluted	1.96	2.39	(0.43)	$3.24	$4.61	$(1.37)

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
Pre-Provision Net Revenue
Banking regulations define PPNR as the sum of net interest income and non-interest income less expenses before adjusting for loss provisions and has been further adjusted for non-operating items incurred during the periods indicated in the table below. Management believes that this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.
The following table shows the components used in the calculation of PPNR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net interest income	$550.3	$525.0	$1,160.2	$974.5
Total non-interest income	119.0	95.0	61.0	201.3
Adjusted for:
Loss (gain) on sales of investment securities	13.6	0.2	26.1	(6.7)
Fair value (gain) loss adjustments, net	(12.7)	10.0	135.1	16.6
Total non-interest income, adjusted	119.9	105.2	222.2	$211.2
Net revenue, adjusted	$670.2	$630.2	$1,382.4	$1,185.7
Total non-interest expense	387.4	268.9	735.3	517.5
Adjusted for:
Gain on extinguishment of debt	0.7	—	13.4	—
Total non-interest expense, adjusted	388.1	268.9	748.7	517.5
Pre-provision net revenue	$282.1	$361.3	$633.7	$668.2
Less:
Provision for credit losses	21.8	27.5	41.2	36.5
Income tax expense	44.4	63.4	86.8	121.5
Loss (gain) on sales of investment securities	13.6	0.2	26.1	(6.7)
Fair value (gain) loss adjustments, net	(12.7)	10.0	135.1	16.6
Plus: Gain on extinguishment of debt	0.7	—	13.4	—
Net income	$215.7	$260.2	$357.9	$500.3

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, adjusted for non-operating items, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Total non-interest expense, adjusted	$388.1	$268.9	$748.7	$517.5
Divided by:
Total net interest income	550.3	525.0	1,160.2	974.5
Plus:
Tax equivalent interest adjustment	8.7	8.2	17.5	16.2
Total non-interest income, adjusted	119.9	105.2	222.2	211.2
	$678.9	$638.4	$1,399.9	$1,201.9
Efficiency ratio - tax equivalent basis	57.1%	42.8%	59.4%	43.4%
Efficiency ratio - tax equivalent basis, adjusted	57.2	42.1	53.5	43.1
Earnings Per Share, Adjusted
The Company's earnings for the three months ended March 31, 2023 were impacted by significant non-operating losses that were incurred as a result of actions undertaken by the Company to reposition its balance sheet to ensure the strength of its capital and liquidity position in response to the March 2023 bank failures. The following table shows the components used in the calculation of earnings per share for the six months ended June 30, 2023, adjusted to exclude non-operating items, which management believes is more comparable to historical earnings trends:

Six Months Ended June 30, 2023	(in millions)
Net income	$357.9
Adjusted for:
Loss on sales of investment securities	26.1
Fair value loss adjustments, net	135.1
Gain on extinguishment of debt	(13.4)
Tax effect of adjustments	(37.9)
Net income, adjusted	$467.8
Dividends on preferred stock	6.4
Net income available to common stockholders, adjusted	$461.4
Weighted average number of common shares outstanding:
Basic	108.2
Diluted	108.3
Earnings per share, adjusted:
Basic, adjusted	$4.26
Diluted, adjusted	4.26

Tangible Common Equity and Return on Average Tangible Common Equity
The following tables present financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity reduced by goodwill and intangible assets and preferred stock. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses.

	June 30, 2023	December 31, 2022	June 30, 2022
	(dollars and shares in millions)
Total stockholders' equity	$5,685	$5,356	$4,959
Less:
Goodwill and intangible assets	674	680	695
Preferred stock	295	295	295
Total tangible common stockholders' equity	4,716	4,381	3,969
Plus: deferred tax - attributed to intangible assets	2	2	2
Total tangible common equity, net of tax	$4,718	$4,383	$3,971

Total assets	$68,160	$67,734	$66,055
Less: goodwill and intangible assets, net	674	680	695
Tangible assets	67,486	67,054	65,360
Plus: deferred tax - attributed to intangible assets	2	2	2
Total tangible assets, net of tax	$67,488	$67,056	$65,362

Tangible common equity ratio	7.0%	6.5%	6.1%
Common shares outstanding	109.5	108.9	108.3
Book value per common share	$49.22	$46.47	$43.07
Tangible book value per common share, net of tax	43.09	40.25	36.67

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Net income available to common shareholders	$212.5	$257.0	$351.5	$493.9
Divided by:
Average stockholders' equity	5,652	5,021	5,620	5,005
Less:
Average goodwill and intangible assets	676	697	677	688
Average preferred stock	295	295	295	295
Average tangible common equity	4,681	4,029	4,648	4,022
Return on average tangible common equity (1)	18.2%	25.6%	15.2%	24.8%
(1)    Using adjusted net income available to common shareholders of $461.4 million, return on average tangible common equity was 19.7% for the six months ended June 30, 2023.

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

	June 30, 2023	December 31, 2022
	(dollars in millions)
Common equity tier 1:
Common equity	$5,414	$5,097
Less:
Non-qualifying goodwill and intangibles	665	672
Disallowed deferred tax asset	11	12
AOCI related adjustments	(617)	(664)
Unrealized gain on changes in fair value liabilities	7	4
Common equity tier 1	$5,348	$5,073
Divided by: Risk-weighted assets	$52,837	$54,461
Common equity tier 1 ratio	10.1%	9.3%

Common equity tier 1	$5,348	$5,073
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$5,724	$5,449
Divided by: Tangible average assets	$70,275	$69,814
Tier 1 leverage ratio	8.1%	7.8%

Total capital:
Tier 1 capital	$5,724	$5,449
Plus:
Subordinated debt	817	817
Adjusted allowances for credit losses	340	320
Tier 2 capital	1,157	1,137

Total capital	$6,881	$6,586
Total capital ratio	13.0%	12.1%

Classified assets to tier 1 capital plus allowance:
Classified assets	$604	$393
Divided by: Tier 1 capital	5,724	5,449
Plus: Adjusted allowances for credit losses	340	320
Total Tier 1 capital plus adjusted allowances for credit losses	$6,064	$5,769
Classified assets to tier 1 capital plus allowance	10.0%	6.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$6,343	$105.2	6.65%	$4,333	$43.1	3.99%
Loans held for investment:
Commercial and industrial	15,712	302.3	7.78	19,576	205.6	4.27
CRE - non-owner-occupied	9,754	180.7	7.44	7,152	83.1	4.67
CRE - owner-occupied	1,816	25.1	5.66	1,836	22.7	5.05
Construction and land development	4,420	103.6	9.40	3,336	47.7	5.73
Residential real estate	15,006	139.0	3.72	13,698	113.8	3.33
Consumer	73	1.3	7.15	58	0.6	4.29
Total loans HFI (1), (2), (3)	46,781	752.0	6.48	45,656	473.5	4.19
Securities:
Securities - taxable	7,879	91.4	4.65	6,674	41.3	2.48
Securities - tax-exempt	2,062	21.0	5.12	2,017	18.0	4.53
Total securities (1)	9,941	112.4	4.76	8,691	59.3	2.94
Cash and other	2,584	31.2	4.84	1,650	3.7	0.91
Total interest earning assets	65,649	1,000.8	6.17	60,330	579.6	3.91
Non-interest earning assets
Cash and due from banks	259			262
Allowance for credit losses	(314)			(266)
Bank owned life insurance	183			179
Other assets	4,361			3,766
Total assets	$70,138			$64,271
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$11,893	$80.2	2.71%	$8,346	$8.0	0.38%
Savings and money market accounts	13,167	87.2	2.66	18,771	16.5	0.35
Certificates of deposit	7,626	83.7	4.40	2,040	2.6	0.52
Total interest-bearing deposits	32,686	251.1	3.08	29,157	27.1	0.37
Short-term borrowings	12,195	170.4	5.60	2,917	8.6	1.19
Long-term debt	826	19.5	9.45	786	10.3	5.24
Qualifying debt	895	9.5	4.27	894	8.6	3.85
Total interest-bearing liabilities	46,602	450.5	3.88	33,754	54.6	0.65
Interest cost of funding earning assets			2.75			0.37
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	16,701			24,327
Other liabilities	1,183			1,169
Stockholders’ equity	5,652			5,021
Total liabilities and stockholders' equity	$70,138			$64,271
Net interest income and margin (4)		$550.3	3.42%		$525.0	3.54%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.7 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively.
(2)Included in the yield computation are net loan fees of $36.8 million and $36.4 million for the three months ended June 30, 2023 and 2022, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$4,260	$136.5	6.46%	$5,421	$93.6	3.48%
Loans HFI:
Commercial and industrial	18,083	670.5	7.54	18,537	371.5	4.10
CRE - non-owner occupied	9,638	350.1	7.33	6,922	156.2	4.56
CRE - owner occupied	1,812	49.7	5.64	1,847	45.5	5.06
Construction and land development	4,325	196.8	9.18	3,214	89.3	5.61
Residential real estate	15,420	283.8	3.71	12,050	194.1	3.25
Consumer	73	2.5	6.99	55	1.1	4.14
Total loans HFI (1), (2), (3)	49,351	1,553.4	6.38	42,625	857.7	4.09
Securities:
Securities - taxable	7,271	166.6	4.62	6,107	71.1	2.35
Securities - tax-exempt	2,090	41.9	5.06	2,076	36.2	4.41
Total securities (1)	9,361	208.5	4.72	8,183	107.3	2.86
Other	2,956	71.3	4.86	1,853	5.5	0.60
Total interest earning assets	65,928	1,969.7	6.08	58,082	1,064.1	3.75
Non-interest earning assets
Cash and due from banks	262			254
Allowance for credit losses	(314)			(264)
Bank owned life insurance	183			180
Other assets	4,644			3,534
Total assets	$70,703			$61,786
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$11,217	$148.5	2.67%	$8,046	$10.7	0.27%
Savings and money market accounts	15,604	202.7	2.62	18,453	26.1	0.29
Certificates of deposit	6,578	131.5	4.03	1,981	4.4	0.45
Total interest-bearing deposits	33,399	482.7	2.90	28,480	41.2	0.29
Short-term borrowings	9,757	258.0	5.33	2,038	10.4	1.03
Long-term debt	1,049	50.0	9.62	778	21.0	5.45
Qualifying debt	894	18.8	4.24	895	17.0	3.83
Total interest-bearing liabilities	45,099	809.5	3.62	32,191	89.6	0.56
Interest cost of funding earning assets			2.48			0.31
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	18,600			23,458
Other liabilities	1,384			1,132
Stockholders’ equity	5,620			5,005
Total liabilities and stockholders' equity	$70,703			$61,786
Net interest income and margin (4)		$1,160.2	3.60%		$974.5	3.44%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $17.5 million and $16.2 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Included in the yield computation are net loan fees of $72.4 million and $65.5 million for the six months ended June 30, 2023 and 2022, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 versus 2022			2023 versus 2022
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$33.3	$28.8	$62.1	$(37.2)	$80.1	$42.9
Loans:
Commercial and industrial	(74.3)	171.0	96.7	(16.8)	315.8	299.0
CRE - non-owner occupied	48.2	49.4	97.6	98.7	95.2	193.9
CRE - owner-occupied	(0.3)	2.7	2.4	(1.0)	5.2	4.2
Construction and land development	25.4	30.5	55.9	50.6	56.9	107.5
Residential real estate	12.1	13.1	25.2	62.0	27.7	89.7
Consumer	0.3	0.4	0.7	0.6	0.8	1.4
Total loans HFI	11.4	267.1	278.5	194.1	501.6	695.7
Securities:
Securities - taxable	14.0	36.1	50.1	26.7	68.8	95.5
Securities - tax-exempt	0.5	2.5	3.0	0.3	5.4	5.7
Total securities	14.5	38.6	53.1	27.0	74.2	101.2
Cash and other	11.3	16.2	27.5	26.6	39.2	65.8
Total interest income	70.5	350.7	421.2	210.5	695.1	905.6

Interest expense:
Interest-bearing transaction accounts	23.9	48.3	72.2	42.0	95.8	137.8
Savings and money market accounts	(37.1)	107.8	70.7	(37.0)	213.6	176.6
Certificates of deposit	61.3	19.8	81.1	91.9	35.2	127.1
Total deposits	48.1	175.9	224.0	96.9	344.6	441.5
Short-term borrowings	129.6	32.2	161.8	204.1	43.5	247.6
Long-term debt	0.9	8.3	9.2	12.9	16.1	29.0
Qualifying debt	—	0.9	0.9	—	1.8	1.8
Total interest expense	178.6	217.3	395.9	313.9	406.0	719.9

Net change	$(108.1)	$133.4	$25.3	$(103.4)	$289.1	$185.7
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2023, interest income was $1.0 billion, an increase of $421.2 million, or 72.7%, compared to $579.6 million for the three months ended June 30, 2022. This increase was primarily the result of a $278.5 million increase in interest income from loans HFI that was driven primarily by higher yields, an increase in interest income from loans HFS of $62.1 million driven by an increase in the average balance of $2.0 billion coupled with higher yields, and a $53.1 million increase in interest income from investment securities due to higher investment yields and an increase in the average investment balance of $1.3 billion. Interest income from cash and other also increased $27.5 million due to the higher rate environment and an increase in cash balances resulting from higher short-term borrowings.
For the six months ended June 30, 2023, interest income was $2.0 billion, an increase of $905.6 million, or 85.1%, compared to $1.1 billion for the six months ended June 30, 2022. This increase was primarily the result of higher rates on HFI loans coupled with a $6.7 billion increase in the average balance, which drove a $695.7 million increase in HFI loan interest income for the six months ended June 30, 2023. An increase in investment yields and in the average investment balance of $1.2 billion resulted in an increase in interest income of $101.2 million, and an increase in HFS loan yields drove a $42.9 million increase in interest income.
For the three months ended June 30, 2023, interest expense was $450.5 million, an increase of $395.9 million, compared to $54.6 million for the three months ended June 30, 2022. The increase in interest expense was due to an increase in interest expense on deposits of $224.0 million driven by increased interest rates and a $3.5 billion increase in the average interest-bearing deposit balance combined with a $171.0 million increase in interest expense on other borrowings resulting from an increase in average short-term borrowings of $9.3 billion.

For the six months ended June 30, 2023, interest expense was $809.5 million, an increase of $719.9 million, compared to $89.6 million for the six months ended June 30, 2022. Interest expense on deposits increased $441.5 million driven by an increase in deposit rates and an increase in the average interest-bearing deposit balance of $4.9 billion coupled with an increase in the average balance of other borrowings of $8.0 billion, which drove a $276.6 million increase in interest expense.
For the three months ended June 30, 2023, net interest income was $550.3 million, an increase of $25.3 million, or 4.8%, compared to $525.0 million for the three months ended June 30, 2022. The increase in net interest income was driven by the higher rate environment and reflects a $5.3 billion increase in average interest-earning assets, partially offset by an increase of $12.8 billion in average interest-bearing liabilities. The decrease in net interest margin of 12 basis points to 3.42% is largely the result of an increase in both the balances and rates of deposits and borrowings, partially offset by higher yields on HFI loans compared to the same period in 2022.
For the six months ended June 30, 2023, net interest income was $1.2 billion, an increase of $185.7 million, or 19.1%, compared to $974.5 million for the six months ended June 30, 2022. The increase in net interest income was driven by the higher rate environment and reflects a $7.8 billion increase in average interest-earning assets, partially offset by an increase of $12.9 billion in average interest-bearing liabilities. The increase in net interest margin of 16 basis points to 3.60% is the result of an increase in loan balances and yield, partially offset by higher rates and an increase in the balance of deposits and other borrowings compared to the same period in 2022.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and six months ended June 30, 2023, the Company recorded a provision for credit losses of $21.8 million and $41.2 million, respectively, compared to $27.5 million and $36.5 million, respectively, for the three and six months ended June 30, 2022. The decrease in the provision for credit losses from the three months ended June 30, 2022 is primarily related to a decline in loan growth, offset by heightened economic uncertainty, particularly in the commercial real estate market. The increase in provision for credit losses from the six months ended June 30, 2022 is primarily related to the disruption in the banking industry resulting from the bank failures in March 2023, which included a $17.1 million charge-off in the Company's AFS securities portfolio on a corporate debt security from a financial institution issuer, offset by a decrease in loans HFI balances as the Company transferred $5.9 billion to HFS, net of a fair value loss adjustment of $123.5 million.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(in millions)
Net gain on loan origination and sale activities	$62.3	$27.2	$35.1	$93.7	$64.1	$29.6
Net loan servicing revenue	24.1	45.4	(21.3)	66.0	86.5	(20.5)
Service charges and fees	20.8	7.6	13.2	30.3	14.6	15.7
Commercial banking related income	6.0	5.8	0.2	12.2	10.9	1.3
Gain on recovery from credit guarantees	1.2	9.0	(7.8)	4.5	11.3	(6.8)
Income from equity investments	0.7	5.2	(4.5)	2.1	9.3	(7.2)
(Loss) gain on sales of investment securities	(13.6)	(0.2)	(13.4)	(26.1)	6.7	(32.8)
Fair value gain (loss) adjustments, net	12.7	(10.0)	22.7	(135.1)	(16.6)	(118.5)
Other income	4.8	5.0	(0.2)	13.4	14.5	(1.1)
Total non-interest income	$119.0	$95.0	$24.0	$61.0	$201.3	$(140.3)
Total non-interest income for the three months ended June 30, 2023 compared to the same period in 2022 increased $24.0 million. The increase in non-interest income from the three months ended June 30, 2022 was primarily driven by a net fair value gain adjustment of $12.7 million related to HFS loans, compared to a net fair value loss adjustment of $10.0 million on equity securities in the prior year as well as a net increase in mortgage banking income as net gain on loan origination and sale activities increased $35.1 million from higher spreads, partially offset by a $21.3 million decrease in net loan servicing revenue from a decline in MSR valuation gains.

Total non-interest income for the six months ended June 30, 2023 compared to the same period in 2022 decreased $140.3 million. The decrease in non-interest income was primarily driven by non-operating charges incurred during the first quarter 2023 following the execution of the Company's balance sheet repositioning strategy, which included sales of selected loans and investment securities and the transfer of $5.9 billion of loans HFI to HFS. Consequently, during the six months ended June 30, 2023, the Company recognized net fair value loss adjustments of $135.1 million primarily related to the transfer of loans to HFS and a net loss of $26.1 million on sales of investment securities.
Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$145.6	$139.0	$6.6	$294.5	$277.3	$17.2
Deposit costs	91.0	18.1	72.9	177.9	27.4	150.5
Insurance	33.0	6.9	26.1	48.7	14.1	34.6
Data processing	28.6	19.7	8.9	55.0	37.3	17.7
Legal, professional, and directors' fees	26.4	25.1	1.3	49.5	49.1	0.4
Loan servicing expenses	18.4	14.7	3.7	32.2	25.5	6.7
Occupancy	15.4	13.0	2.4	31.9	25.8	6.1
Loan acquisition and origination expenses	5.6	6.4	(0.8)	10.0	12.9	(2.9)
Business development and marketing	5.0	5.4	(0.4)	10.2	9.8	0.4
Gain on extinguishment of debt	(0.7)	—	(0.7)	(13.4)	—	(13.4)
Other expense	19.1	20.6	(1.5)	38.8	38.3	0.5
Total non-interest expense	$387.4	$268.9	$118.5	$735.3	$517.5	$217.8
Total non-interest expense for the three months ended June 30, 2023 increased $118.5 million compared to the same period in 2022. The increase in non-interest expense was primarily driven by an increase in deposit and insurance costs. The increase in deposit costs from the prior year relates primarily to higher average ECR rates, while the increase in insurance costs is due to elevated insured and brokered deposit levels.
Total non-interest expense for the six months ended June 30, 2023 increased $217.8 million compared to the same period in 2022. The increase in non-interest expense for this period was also primarily driven by increases in deposit and insurance costs and are due to the same factors discussed above for the three-month comparable period, with the addition that the increase in deposit costs for the six-month comparable period is also related to an increase in overall deposits throughout 2022.
Income Taxes
The Company's effective tax rate was 17.1% and 19.6% for the three months ended June 30, 2023 and 2022, respectively. For each of the six months ended June 30, 2023 and 2022, the Company's effective tax rate was 19.5%. The decrease in the three- month effective tax rate was primarily due to increases in expected LIHTC benefits during 2023.

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
The following tables present selected operating segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2023	(in millions)
Loans HFI, net of deferred loan fees and costs	$47,875	$28,139	$19,736	$—
Deposits	51,041	21,460	22,380	7,201

At December 31, 2022
Loans HFI, net of deferred loan fees and costs	$51,862	$31,414	$20,448	$—
Deposits	53,644	29,494	18,492	5,658

Three Months Ended June 30, 2023	(in millions)
Pre-tax income (loss)	$260.1	$221.4	$56.7	$(18.0)

Six Months Ended June 30, 2023
Pre-tax income (loss)	$444.7	$380.9	$113.3	$(49.5)

Three Months Ended June 30, 2022
Pre-tax income (loss)	$323.6	$239.9	$160.1	$(76.4)

Six Months Ended June 30, 2022
Pre-tax income (loss)	$621.8	$476.6	$287.1	$(141.9)

BALANCE SHEET ANALYSIS
Total assets increased $426 million to $68.2 billion at June 30, 2023, compared to $67.7 billion at December 31, 2022. The increase in total assets was driven by an increase in borrowings, which contributed to an increase in cash of $1.1 billion as well as an increase in investment securities of $1.6 billion. Loans HFI decreased by $4.0 billion, or 7.7%, to $47.9 billion as of June 30, 2023, compared to $51.9 billion as of December 31, 2022. The decrease in loans HFI from December 31, 2022 was driven by the transfer of $5.9 billion to HFS during the first quarter 2023. By loan type, commercial and industrial loans and residential real estate loans decreased $4.1 billion and $928 million, respectively, from December 31, 2022, partially offset by increases in CRE, non-owner occupied loans and construction and land development loans of $594 million and $415 million, respectively. Loans HFS increased $5.8 billion (net of fair value adjustments) as a result of this transfer, up from $1.2 billion as of December 31, 2022 as loan dispositions during the second quarter 2023 totaled $3.5 billion and as $0.7 billion was transferred back to HFI as of June 30, 2023 as a result of a change in management's intentions.
Total liabilities increased $97.0 million to $62.5 billion at June 30, 2023, compared to $62.4 billion at December 31, 2022. The increase in liabilities is due primarily to an increase in borrowings as total deposits were down $2.6 billion, or 4.9%, to $51.0 billion. By type, the decrease in deposits from December 31, 2022 was driven by a decrease of $6.3 billion in savings and money market accounts and $3.0 billion in non-interest bearing demand deposits, partially offset by increases of $3.5 billion in certificates of deposit and $3.1 billion in interest bearing demand deposits. Other borrowings increased $3.3 billion from December 31, 2022 due to an increase in short-term borrowings.
Total stockholders’ equity of $5.7 billion at June 30, 2023 increased by $329 million, or 6.1%, from December 31, 2022. The increase in stockholders' equity is primarily a function of net income and unrealized fair value gains on AFS securities recorded net of tax in other comprehensive income, offset by quarterly dividends to common and preferred shareholders.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	June 30, 2023	December 31, 2022	Increase (Decrease)
	(in millions)
Debt securities
CLO	$2,144	$2,706	$(562)
Commercial MBS issued by GSEs	60	97	(37)
Corporate debt securities	338	390	(52)
Private label residential MBS	1,333	1,397	(64)
Residential MBS issued by GSEs	1,765	1,740	25
Tax-exempt	2,005	1,982	23
U.S. Treasury securities	2,286	—	2,286
Other	67	69	(2)
Total debt securities	$9,998	$8,381	$1,617

Equity securities
Common stock	$2	$3	$(1)
CRA investments	37	49	(12)
Preferred stock	100	108	(8)
Total equity securities	$139	$160	$(21)

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. These loans have historically made up the entire balance of loans HFS. As of June 30, 2023, the loans HFS balance also includes $1.8 billion of loans (primarily commercial and industrial loans) remaining from the transfer of loans to HFS during the first quarter 2023. This transfer of loans is the primary driver of the increase in the balance of loans HFS to $3.2 billion at June 30, 2023, compared to $1.2 billion at December 31, 2022.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2023	December 31, 2022	Increase (Decrease)
	(in millions)
Warehouse lending	$5,549	$5,561	$(12)
Municipal & nonprofit	1,558	1,524	34
Tech & innovation	2,401	2,293	108
Equity fund resources	931	3,717	(2,786)
Other commercial and industrial	6,396	7,793	(1,397)
CRE - owner occupied	1,648	1,656	(8)
Hotel franchise finance	4,101	3,807	294
Other CRE - non-owner occupied	5,792	5,457	335
Residential	13,502	13,996	(494)
Residential - EBO	1,432	1,884	(452)
Construction and land development	4,403	3,995	408
Other	162	179	(17)
Total loans HFI	47,875	51,862	(3,987)
Allowance for credit losses	(321)	(310)	(11)
Total loans HFI, net of allowance	$47,554	$51,552	$(3,998)
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $115 million and $141 million reduced the carrying value of loans as of June 30, 2023 and December 31, 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $187 million and $195 million increased the carrying value of loans as of June 30, 2023 and December 31, 2022, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of June 30, 2023 and December 31, 2022, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 35% and 40% of total loans HFI as of June 30, 2023 and December 31, 2022, respectively.
The Company’s loan portfolio also includes credit exposure to the CRE market as CRE-non-owner occupied loans accounted for approximately 21% and 18% of total loans HFI at June 30, 2023 and December 31, 2022, respectively. Approximately $2.3 billion, or 4.8%, of total loans HFI consisted of CRE-non-owner occupied office loans as of June 30, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations with Central Business District or downtown exposure totaling approximately 3% and midtown exposure totaling approximately 7% of office loans.
The office loan portfolio largely consists of value-add loans that require significant up-front cash equity contributions from institutional sponsors and large regional and national developers. Leverage is low with initial loan-to-value ratios less than 55% and a weighted average loan-to-cost of approximately 62% at time of origination. The properties underlying these loans have stable business trends and low vacancy rates. In addition to adhering to conservative underwriting standards, asset-specific credit risk is mitigated through continued sponsor support of projects by re-appraisal rights by the Company, re-margining requirements and ongoing debt service, and debt yield covenants. To a large extent, the financing structures of these loans do not carry junior liens or mezzanine debt, which enables maximum flexibility when working with clients and sponsors.
In addition, construction and land loans were 9% and 8% of total loans HFI at June 30, 2023 and December 31, 2022, respectively.
Non-performing Assets
Total non-performing loans increased $224 million to $311 million at June 30, 2023, from $87 million at December 31, 2022.

	June 30, 2023	December 31, 2022
	(dollars in millions)
Total nonaccrual loans (1)	$256	$85
Loans past due 90 days or more on accrual status (2)	—	—
Accruing restructured loans	55	2
Total nonperforming loans	$311	$87
Other assets acquired through foreclosure, net	$11	$11
Nonaccrual loans to funded loans HFI	0.53%	0.16%
Loans past due 90 days or more on accrual status to funded loans HFI	—	—
(1)Includes loan modifications to borrowers experiencing financial difficulty of $35 million and TDR loans of $12 million at June 30, 2023 and December 31, 2022, respectively.
(2)Excludes government guaranteed residential mortgage loans of $481 million and $582 million at June 30, 2023 and December 31, 2022, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $2.8 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $3.6 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	June 30, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$13	5.1%	0.03%
Tech & innovation	7	2.7	0.01
Other commercial and industrial	82	32.0	0.17
CRE - owner occupied	18	7.0	0.04
Other CRE - non-owner occupied	78	30.5	0.16
Residential	58	22.7	0.12
Total non-accrual loans	$256	100.0%	0.53%

	December 31, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$7	8.2%	0.01%
Tech & innovation	1	1.2	0.00
Other commercial and industrial	24	28.2	0.04
CRE - owner occupied	12	14.1	0.02
Hotel franchise finance	10	11.8	0.02
Other CRE - non-owner occupied	8	9.4	0.02
Residential	19	22.4	0.04
Construction and land development	4	4.7	0.01
Total non-accrual loans	$85	100.0%	0.16%

Restructurings for Borrowers Experiencing Financial Difficulty
The Company adopted the amendments in ASU 2022-02, which eliminated the accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty that were made on or after January 1, 2023.
The following table presents the amortized cost of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(in millions)
Other commercial and industrial	$—	$27	$—	$27	0.4%
Hotel franchise finance	—	9	—	9	0.2
Construction and land development	—	28	—	28	0.6
Total	$—	$64	$—	$64	0.1%

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Other commercial and industrial	—	27	—	27	0.4
Hotel franchise finance	—	27	—	27	0.7
Residential	—	—	1	1	0.0
Construction and land development	—	28	—	28	0.6
Total	$2	$82	$6	$90	0.2%
The performance of these modified loans is monitored for 12 months following the modification. As of June 30, 2023, modified loans on nonaccrual status totaled $35 million and the remaining $55 million were current with contractual payments.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three and six months ended June 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $43 million and $100 million, respectively. These modifications were largely payment delays and term extensions, or both.
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
Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	June 30, 2023			December 31, 2022
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$5.2	1.6%	11.6%	$8.4	2.7%	10.7%
Municipal & nonprofit	16.5	5.1	3.3	15.9	5.1	3.0
Tech & innovation	33.6	10.5	5.0	30.8	10.0	4.4
Equity fund resources	1.7	0.5	1.9	6.4	2.1	7.2
Other commercial and industrial	51.8	16.1	13.4	85.9	27.7	15.0
CRE - owner occupied	8.0	2.5	3.4	7.1	2.3	3.2
Hotel franchise finance	45.7	14.2	8.6	46.9	15.2	7.4
Other CRE - non-owner occupied	90.1	28.1	12.1	47.4	15.3	10.5
Residential	33.9	10.6	28.2	30.4	9.8	27.0
Residential - EBO	—	—	3.0	—	—	3.6
Construction and land development	31.7	9.9	9.2	27.4	8.8	7.7
Other	2.9	0.9	0.3	3.1	1.0	0.3
Total	$321.1	100.0%	100.0%	$309.7	100.0%	100.0%
During the three months ended June 30, 2023 and 2022, net loan charge-offs to average loans outstanding were 0.06% and 0.01%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $41.1 million and $47.0 million at June 30, 2023 and December 31, 2022, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	June 30, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	2	$18	2.3%	0.04%
Tech & innovation	23	68	8.9	0.14
Other commercial and industrial	66	83	10.8	0.17
CRE - owner occupied	11	7	0.9	0.01
Hotel franchise finance	3	101	13.2	0.21
Other CRE - non-owner occupied	12	307	40.0	0.64
Residential	126	61	7.9	0.13
Construction and land development	4	117	15.3	0.25
Other	18	5	0.7	0.01
Total	265	$767	100.0%	1.60%

	December 31, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$43	11.3%	0.08%
Tech & innovation	27	81	21.4	0.16
Other commercial and industrial	50	36	9.5	0.07
CRE - owner occupied	8	4	1.0	0.01
Hotel franchise finance	2	26	6.9	0.05
Other CRE - non-owner occupied	9	55	14.5	0.10
Residential	39	20	5.3	0.04
Construction and land development	2	98	25.9	0.19
Other	18	16	4.2	0.03
Total	156	$379	100.0%	0.73%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.0 billion and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively. The decrease in MSRs is primarily related to sales, partially offset by new production of MSRs.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	June 30, 2023	December 31, 2022
	(in millions)
FNMA and FHLMC	$47,513	$38,113
GNMA	10,433	31,046
Non-agency	1,759	1,690
Total unpaid principal balance of loans	$59,705	$70,849

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $527 million at June 30, 2023 and December 31, 2022.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company evaluated whether the continued effects from the March 2023 bank failures may give rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included analyzing qualitative factors applicable to the Company, the financial performance of the Company, and valuation metrics of publicly traded companies comparable to the Company and its reporting units. As of June 30, 2023, the Company does not believe that these events or circumstances have significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it is more likely than not that the fair value of the Company and its reporting units exceeds their respective carrying values as of June 30, 2023. The Company will continue to monitor developments in the banking industry and the resulting impact on the Company’s performance to assess whether an interim impairment test of goodwill or other intangible assets may be necessary next quarter.
Deferred Tax Assets
As of June 30, 2023, the net DTA balance totaled $315 million. There was not a significant change in the net deferred tax asset of $311 million at December 31, 2022 as decreases to MSR DTLs, were offset by increases in the fair market value of AFS securities and decreases to the accrued bonus DTA.
At June 30, 2023 and December 31, 2022, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits decreased to $51.0 billion at June 30, 2023, from $53.6 billion at December 31, 2022, a decrease of $2.6 billion, or 4.9%. By deposit type, the decrease in deposits is attributable to decreases in savings and money market accounts of $6.3 billion and non-interest bearing demand deposits of $3.0 billion, partially offset by increases in certificates of deposit of $3.5 billion and interest bearing demand deposits of $3.1 billion.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At June 30, 2023, the Company had $11.4 billion of reciprocal deposits, compared to $2.8 billion at December 31, 2022. The increase in reciprocal deposits from December 31, 2022 resulted from the Company's efforts to strengthen its insured deposit ratio.
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At June 30, 2023 and December 31, 2022, the Company reported wholesale brokered deposits of $18.3 billion and $4.8 billion, respectively. The wholesale brokered deposit balance included $11.4 billion of reciprocal deposits at June 30, 2023. Although classified as brokered deposits, due to the reciprocal nature of these deposits, the Company believes that these deposits carry a lower risk of withdrawal and deposit volatility. To improve depositor stability, the Company undertook an initiative to encourage its depositors to move their accounts into reciprocal deposit structures. This significantly increased the Company's insured deposit ratio from 45% at December 31, 2022 to 77% at June 30, 2023 and including collateralized deposits, this ratio increased to 81% at June 30, 2023 from 47% at December 31, 2022.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $14.9 billion and $12.9 billion at June 30, 2023 and December 31, 2022, respectively. The Company incurred $87.8 million and $17.3 million in deposit related costs on these deposits during the three months ended June 30, 2023 and 2022, respectively. The Company incurred $173.4 million and $26.0 million in deposit related costs on these deposits during the six months ended June 30, 2023 and 2022, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in average earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2023		2022
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$11,893	2.71%	$8,346	0.38%
Savings and money market accounts	13,167	2.66	18,771	0.35
Certificates of deposit	7,626	4.40	2,040	0.52
Total interest-bearing deposits	32,686	3.08	29,157	0.37
Non-interest-bearing demand deposits	16,701	—	24,327	—
Total deposits	$49,387	2.04%	$53,484	0.20%

	Six Months Ended June 30,
	2023		2022
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$11,217	2.67%	$8,046	0.27%
Savings and money market accounts	15,604	2.62	18,453	0.29
Certificates of deposit	6,578	4.03	1,981	0.45
Total interest-bearing deposits	33,399	2.90	28,480	0.29
Non-interest-bearing demand deposits	18,600	—	23,458	—
Total deposits	$51,999	1.87%	$51,938	0.16%
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, federal funds purchased from correspondent banks or the FHLB, the BTFP, and repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities and EBO loans, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. Total short term borrowings increased $3.8 billion to $8.8 billion at June 30, 2023 from $5.0 billion at December 31, 2022. The increase was driven by increases in securities repurchase agreements of $1.4 billion, BTFP borrowings of $1.3 billion, EBO repurchase agreements of $1.1 billion, FHLB advances of $600 million, and $55 million of warehouse borrowings.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes and credit linked notes, inclusive of issuance costs and fair market value adjustments. At June 30, 2023, the carrying value of long-term borrowings was $768 million, compared to $1.3 billion at December 31, 2022. The decrease in long-term borrowings from December 31, 2022 primarily relates to the payoff of credit linked notes on the Company's mortgage warehouse and equity fund resource loans during the six months ended June 30, 2023.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2023, the carrying value of qualifying debt was $888 million, compared to $893 million at December 31, 2022.

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
As of June 30, 2023 and December 31, 2022, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
June 30, 2023
WAL	$6,881	$5,724	$52,837	$70,275	13.0%	10.8%	8.1%	10.1%
WAB	6,556	5,991	52,745	70,212	12.4	11.4	8.5	11.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2022
WAL	$6,586	$5,449	$54,461	$69,814	12.1%	10.0%	7.8%	9.3%
WAB	6,280	5,737	54,411	69,762	11.5	10.5	8.2	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of June 30, 2023.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	June 30, 2023
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$175	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit are presented in the following table:

June 30, 2023
(in millions)
FHLB:
Borrowing capacity	$11,295
Outstanding borrowings	4,900
Letters of credit	206
Total available credit	$6,189

FRB:
Borrowing capacity	$17,300
Outstanding borrowings (BTFP)	1,300
Total available credit	$16,000

Warehouse borrowings:
Borrowing capacity	$2,750
Outstanding borrowings	55
Total available credit	$2,695
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2023, there were $4.8 billion in liquid assets, comprised of $2.2 billion in cash and cash equivalents and $2.6 billion in unpledged marketable securities. At December 31, 2022, the Company maintained $7.7 billion in liquid assets, comprised of $1.1 billion of cash and cash equivalents, $1.1 billion in loans HFS, and $5.5 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2023, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2023 and 2022, net cash (used in) provided by operating activities was $(100.1) million and $960.0 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. During the six months ended June 30, 2023, the Company's cash balance increased by $1.6 billion as a result of a net decrease in loans, compared to a reduction in cash of $8.0 billion during the six months ended June 30, 2022 from a net increase in loans. A net increase in investment securities of $1.5 billion and $1.8 billion for the six months ended June 30, 2023 and 2022, respectively, partially offset the increase to the Company's cash balance during the six months ended June 30, 2023 and contributed to the reduction during the six months ended June 30, 2022.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the six months ended June 30, 2023, net deposits decreased $2.6 billion, compared to an increase in net deposits of $6.1 billion during the six months ended June 30, 2022.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2023, the Company had $11.4 billion of total reciprocal deposits.
As of June 30, 2023, the Company has $18.3 billion of wholesale brokered deposits outstanding, which includes $11.4 billion of reciprocal deposits. Although classified as brokered deposits, the Company believes that due to the reciprocal nature of these deposits, these accounts carry a lower risk of withdrawal and deposit volatility. Non-reciprocal brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended June 30, 2023, WAB paid dividends to the Parent of $55 million. During the six months ended

June 30, 2023, WAB and CSI paid dividends to the Parent of $110 million and $100 million, respectively. Subsequent to June 30, 2023, WAB paid dividends to the Parent of $60 million.
Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Bank Term Funding Program
In response to the bank failures that occurred in March 2023, the Federal Reserve System has established a BTFP, which is intended to provide additional funding to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year in length to eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations (for example, U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities), which will be valued at par. The U.S. Department of the Treasury will provide $25 billion as credit protection to the Federal Reserve Banks in connection with the BTFP. The goal of the BTFP is to be an additional source of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. The Company has borrowings under the BTFP that totaled $1.3 billion as of June 30, 2023.
FDIC Special Assessment
To recover the loss to the Deposit Insurance Fund arising from the bank failures that occurred during the first quarter of 2023, the FDIC has proposed an annual special assessment rate of approximately 12.5 basis points. The assessment base for the special assessments would be equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion from estimated uninsured deposits. The special assessments would be collected over an eight-quarter collection period, at a quarterly special assessment rate of 3.13 basis points, with the first quarterly assessment period beginning on January 1, 2024. The comment period for the proposal ended on July 21, 2023, with a final rule expected later this year. If adopted as proposed, the Company expects to recognize a one-time charge of $65 million.

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
Net Interest Income Simulation. To measure interest rate risk at June 30, 2023, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price concurrently with interest rate changes taken by the FOMC.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2023, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shift Scenario	(3.9)%	3.8%	7.6%
Interest Rate Ramp Scenario	(1.6)%	1.6%	3.1%

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
At June 30, 2023, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines.
The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2023:
Economic Value of Equity

	Interest Rate Scenario
	Down 100	Up 100	Up 200	Up 300
	(change in basis points from Base)
% Change	8.0%	(6.8)%	(12.9)%	(17.2)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2023 and December 31, 2022:
Outstanding Derivatives Positions

June 30, 2023			December 31, 2022
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in millions)
$33,076	$136	1.9	$20,171	$11	0.6

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system or certain banks, deposit volatility, liquidity issues, stock price volatility and other adverse developments. The closures of Silicon Valley Bank and Signature Bank in March 2023 led to such disruption and volatility, including deposit outflows, at many mid-sized banks, increasing the need for liquidity. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly. On May 1, 2023, First Republic Bank was also closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank’s deposits and substantially all of its assets.
Shortly following the closures of Silicon Valley Bank and Signature Bank, we and certain other banks experienced a brief period of elevated deposit withdrawals. While we cannot know for certain with respect to all withdrawals, we believe the elevated withdrawals were at least in part due to certain perceived similarities between our loan portfolio and deposit gathering activities and those of these banks. Our deposit balances stabilized as of March 20, 2023 and from such date through June 30, 2023 deposits increased, but were down $2.6 billion from December 31, 2022. During this time, we took additional measures to ensure liquidity, strengthen our capital position and increase customer confidence, which included increasing our borrowing capacity with the FRB, selling certain assets and strengthening our insured and collateralized deposit ratio from 45% as of December 31, 2022 to 81% as of June 30, 2023. We have also participated in the BTFP, with $1.3 billion of funds drawn as of June 30, 2023 on $1.3 billion of access capacity for the Bank. Although our deposits have stabilized and increased since we experienced the period of elevated withdrawals, we cannot be assured that similar unusual deposit withdrawal activity will not affect banks generally or us in the future. Our net interest margin also may be negatively impacted if the Company’s borrowings remain elevated in future periods.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by financial institutions for liquidity or other purposes will cause actual losses to be realized. Gross unrealized losses on our HTM and AFS investment securities totaled $182 million and $826 million, respectively, as of June 30, 2023. There can be no assurance that there will not be additional bank failures or liquidity concerns in particular segments of the financial services industry or in the U.S. financial system as a whole. The volatility and economic disruption resulting from the bank closures in 2023 have particularly impacted the price of capital stock and other securities issued by financial institutions, including us. Continued uncertainty regarding or worsening of the severity and duration of the volatility in the banking industry and related economic effects may also adversely impact the Company’s estimate of its allowance for credit losses and resulting provision for credit losses.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2023	6,945	$31.62	—	$—
May 2023	176	18.20	—	—
June 2023	694	38.93	—	—
Total	7,815	$31.96	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Western Alliance, effective as of June 14, 2022 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2022).

3.4	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.5	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

10.1	Western Alliance 2005 Stock Incentive Plan, effective April 7, 2023 (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on June 14, 2023).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Consolidated Income Statements for the three months ended June 30, 2023 and June 30, 2022 and six months ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2023 and June 30, 2022 and six months ended June 30, 2023 and June 30, 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2023 and June 30, 2022 and the six months June 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

August 1, 2023	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

August 1, 2023	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

August 1, 2023	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer