Form 10-Q
period 2023-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2023-10-31
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2023, Western Alliance Bancorporation had 109,473,703 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	FOMC	Federal Open Market Committee
AFS	Available-for-Sale	FRB	Federal Reserve Bank
ALCO	Asset and Liability Management Committee	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
Basel III	Banking Supervision's December 2010 final capital framework	HFI	Held for Investment
BOD	Board of Directors	HFS	Held for Sale
BTFP	Bank Term Funding Program	HTM	Held-to-Maturity
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HUD	U.S. Department of Housing and Urban Development
CDARS	Certificate Deposit Account Registry Service	ICS	Insured Cash Sweep Service
CECL	Current Expected Credit Losses	IRLC	Interest Rate Lock Commitment
CEO	Chief Executive Officer	ISDA	International Swaps and Derivatives Association
CET1	Common Equity Tier 1	LIBOR	London Interbank Offered Rate
CFO	Chief Financial Officer	LIHTC	Low-Income Housing Tax Credit
CLO	Collateralized Loan Obligation	MBS	Mortgage-Backed Securities
COVID-19	Coronavirus Disease 2019	MSR	Mortgage Servicing Right
CRA	Community Reinvestment Act	NPV	Net Present Value
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
DTA	Deferred Tax Asset	PPNR	Pre-Provision Net Revenue
EBO	Early buyout	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental Executive Retirement Plan
ESG	Environmental, Social, and Governance	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
Exchange Act	Securities Exchange Act of 1934, as amended	TEB	Tax Equivalent Basis
FASB	Financial Accounting Standards Board	TSR	Total Shareholder Return
FDIC	Federal Deposit Insurance Corporation	UPB	Unpaid Principal Balance
FHA	Federal Housing Administration	USDA	United States Department of Agriculture
FHLB	Federal Home Loan Bank	VA	Veterans Affairs
FHLMC	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entity
FNMA	Federal National Mortgage Association	XBRL	eXtensible Business Reporting Language

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$289	$259
Interest-bearing deposits in other financial institutions	3,208	784
Cash and cash equivalents	3,497	1,043
Investment securities - AFS, at fair value; amortized cost of $10,672 at September 30, 2023 and $7,973 at December 31, 2022 (ACL of $5 and $0 at September 30, 2023 and December 31, 2022, respectively)	9,689	7,092
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $7 and $5 (fair value of $1,140 and $1,112) at September 30, 2023 and December 31, 2022, respectively	1,394	1,284
Investment securities - equity	121	160
Investments in restricted stock, at cost	219	224
Loans HFS	1,766	1,184
Loans HFI, net of deferred fees and costs	49,447	51,862
Less: allowance for credit losses	(327)	(310)
Net loans held for investment	49,120	51,552
Mortgage servicing rights	1,233	1,148
Premises and equipment, net	327	276
Operating lease right of use asset	150	163
Bank owned life insurance	184	182
Goodwill and intangible assets, net	672	680
Deferred tax assets, net	365	311
Investments in LIHTC and renewable energy	545	624
Other assets	1,609	1,811
Total assets	$70,891	$67,734
Liabilities:
Deposits:
Non-interest-bearing demand	$17,991	$19,691
Interest-bearing	36,296	33,953
Total deposits	54,287	53,644
Other borrowings	8,745	6,299
Qualifying debt	890	893
Operating lease liability	180	185
Other liabilities	1,043	1,357
Total liabilities	65,145	62,378
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 issued and outstanding at September 30, 2023 and December 31, 2022)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,174,818 shares issued at September 30, 2023 and 111,465,292 at December 31, 2022) and additional paid in capital	2,189	2,163
Treasury stock, at cost (2,702,124 shares at September 30, 2023 and 2,550,766 shares at December 31, 2022)	(116)	(105)
Accumulated other comprehensive loss	(733)	(661)
Retained earnings	4,111	3,664
Total stockholders’ equity	5,746	5,356
Total liabilities and stockholders’ equity	$70,891	$67,734
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$860.8	$657.0	$2,550.7	$1,608.3
Investment securities	121.0	74.0	325.6	178.3
Dividends and other	44.8	8.4	120.0	16.9
Total interest income	1,026.6	739.4	2,996.3	1,803.5
Interest expense:
Deposits	316.2	77.6	798.9	118.8
Qualifying debt	9.5	8.9	28.3	25.9
Other borrowings	113.9	50.8	421.9	82.2
Total interest expense	439.6	137.3	1,249.1	226.9
Net interest income	587.0	602.1	1,747.2	1,576.6
Provision for credit losses	12.1	28.5	53.3	65.0
Net interest income after provision for credit losses	574.9	573.6	1,693.9	1,511.6
Non-interest income:
Net gain on loan origination and sale activities	52.0	14.5	145.7	78.6
Net loan servicing revenue	27.2	23.0	93.2	109.5
Service charges and fees	23.3	6.5	53.6	21.1
Commercial banking related income	5.6	5.1	17.8	16.0
Income from equity investments	0.5	4.3	2.6	13.6
(Loss) gain on recovery from credit guarantees	(4.0)	0.4	0.5	11.7
Gain (loss) on sales of investment securities	0.1	—	(26.0)	6.7
Fair value gain (loss) adjustments, net	17.8	(2.8)	(117.3)	(19.4)
Other income	6.7	10.8	20.1	25.3
Total non-interest income	129.2	61.8	190.2	263.1
Non-interest expense:
Salaries and employee benefits	137.2	136.5	431.7	413.8
Deposit costs	127.8	56.2	305.7	83.6
Data processing	33.9	21.8	88.9	59.1
Insurance	33.1	8.1	81.8	22.2
Legal, professional, and directors' fees	28.3	24.8	77.8	73.9
Occupancy	16.8	13.9	48.7	39.7
Loan servicing expenses	11.9	15.2	44.1	40.7
Loan acquisition and origination expenses	5.6	5.8	15.6	18.7
Business development and marketing	4.9	5.0	15.1	14.8
Gain on extinguishment of debt	—	—	(13.4)	—
Other expense	26.7	18.5	65.5	56.8
Total non-interest expense	426.2	305.8	1,161.5	823.3
Income before provision for income taxes	277.9	329.6	722.6	951.4
Income tax expense	61.3	65.6	148.1	187.1
Net income	216.6	264.0	574.5	764.3
Dividends on preferred stock	3.2	3.2	9.6	9.6
Net income available to common stockholders	$213.4	$260.8	$564.9	$754.7

Earnings per share:
Basic	$1.97	$2.43	$5.22	$7.06
Diluted	1.97	2.42	5.21	7.03
Weighted average number of common shares outstanding:
Basic	108.3	107.5	108.3	107.0
Diluted	108.5	107.9	108.4	107.4
Dividends declared per common share	$0.36	$0.36	$1.08	$1.06
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income	$216.6	$264.0	$574.5	$764.3
Other comprehensive income (loss), net:
Unrealized loss on AFS securities, net of tax effect of $41.2, $74.2, $31.7, and $248.2 respectively	(120.2)	(219.9)	(94.3)	(752.3)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.4, $(0.5), $(0.9), and $(1.9) respectively	(1.2)	1.6	2.7	5.8
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0.1, $0, $(6.4), and $1.8 respectively	(0.4)	—	19.1	(5.4)
Realized loss on impairment of AFS securities included in income, net of tax effect of $0, $0, $(0.4), and $0 respectively	—	—	1.2	—
Net other comprehensive loss	(121.8)	(218.3)	(71.3)	(751.9)
Comprehensive income	$94.8	$45.7	$503.2	$12.4
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2022	12.0	$294.5	108.3	$—	$2,094.8	$(104.3)	$(517.9)	$3,191.7	$4,958.8
Net income	—	—	—	—	—	—	—	264.0	264.0
Restricted stock, performance stock units, and other grants, net	—	—	—	—	9.4	—	—	—	9.4
Restricted stock surrendered (1)	—	—	—	—	—	(0.9)	—	—	(0.9)
Common stock issuance, net	—	—	0.6	—	50.0	—	—	—	50.0
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.0)	(39.0)
Other comprehensive loss, net	—	—	—	—	—	—	(218.3)	—	(218.3)
Balance, September 30, 2022	12.0	$294.5	108.9	$—	$2,154.2	$(105.2)	$(736.2)	$3,413.5	$5,020.8

Balance, June 30, 2023	12.0	$294.5	109.5	$—	$2,180.3	$(116.2)	$(610.5)	$3,936.8	$5,684.9
Net income	—	—	—	—	—	—	—	216.6	216.6
Restricted stock, performance stock units, and other grants, net	—	—	—	—	8.9	—	—	—	8.9
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive loss, net	—	—	—	—	—	—	(121.8)	—	(121.8)
Balance, September 30, 2023	12.0	$294.5	109.5	$—	$2,189.2	$(116.2)	$(732.3)	$4,110.8	$5,746.0

	Nine Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	764.3	764.3
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	30.3	—	—	—	30.3
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.4)	—	—	(18.4)
Common stock issuance, net	—	—	1.9	—	157.7	—	—	—	157.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	(9.6)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(114.2)	(114.2)
Other comprehensive loss, net	—	—	—	—	—	—	(751.9)	—	(751.9)
Balance, September 30, 2022	12.0	$294.5	108.9	$—	$2,154.2	$(105.2)	$(736.2)	$3,413.5	$5,020.8

Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	574.5	574.5
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	25.5	—	—	—	25.5
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.9)	—	—	(10.9)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	(9.6)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(118.2)	(118.2)
Other comprehensive loss, net	—	—	—	—	—	—	(71.3)	—	(71.3)
Balance, September 30, 2023	12.0	$294.5	109.5	$—	$2,189.2	$(116.2)	$(732.3)	$4,110.8	$5,746.0

(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$574.5	$764.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	53.3	65.0
Depreciation and amortization	43.9	36.1
Stock-based compensation	25.4	30.3
Deferred income taxes	(31.8)	47.7
Amortization of net (discounts) premiums for investment securities	(43.4)	17.1
Amortization of tax credit investments	66.9	45.6
Amortization of operating lease right of use asset	17.6	16.4
Amortization of net deferred loan fees and net purchase premiums	(64.8)	(50.6)
Purchases and originations of loans HFS	(32,403.8)	(37,064.4)
Proceeds from sales and payments on loans held for sale	31,552.2	38,294.5
Mortgage servicing rights capitalized upon sale of mortgage loans	(653.0)	(578.1)
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(44.6)	(139.3)
Fair value adjustments	122.2	20.4
Sale of investment securities	26.0	(6.7)
Extinguishment of debt	(13.4)	—
Other	8.1	(3.6)
Other assets and liabilities, net	94.9	(43.8)
Net cash (used in) provided by operating activities	$(669.8)	$1,450.9
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(6,853.5)	$(2,286.4)
Principal pay downs and maturities	3,559.2	511.8
Proceeds from sales	777.8	124.6
Investment securities - HTM
Purchases	(163.2)	(230.3)
Principal pay downs and maturities	51.5	68.1
Equity securities carried at fair value
Purchases	(0.5)	(35.2)
Redemptions	9.0	1.1
Proceeds from sales	1.5	14.1
Proceeds from sale of mortgage servicing rights and related holdbacks, net	615.6	382.2
Purchase of other investments	(116.6)	(300.3)
Proceeds from bank owned life insurance, net	0.7	—
Net decrease (increase) in loans HFI	1,926.5	(11,736.5)
Purchase of premises, equipment, and other assets, net	(87.0)	(84.2)
Cash consideration paid for acquisitions, net of cash acquired	—	(50.0)
Net cash used in investing activities	$(279.0)	$(13,621.0)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$642.9	$7,976.7
Net proceeds from issuance of long-term debt	9.9	485.5
Payments on long-term debt	(538.4)	(24.8)
Net increase in short-term borrowings	2,962.9	4,810.3
Net proceeds from repurchase obligations	2,661.8	—
Payments on repurchase obligations	(2,198.0)	—
Cash paid for tax withholding on vested restricted stock and other	(10.9)	(18.4)
Cash dividends paid on common stock and preferred stock	(127.8)	(123.8)
Proceeds from issuance of common stock in offerings, net	—	157.7
Net cash provided by financing activities	$3,402.4	$13,263.2
Net increase in cash and cash equivalents	2,453.6	1,093.1
Cash, cash equivalents, and restricted cash at beginning of period	1,043.4	516.4
Cash, cash equivalents, and restricted cash at end of period	$3,497.0	$1,609.5

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,108.5	$211.4
Income taxes, net	57.0	190.7
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	461.2	452.9
Net increase in unfunded commitments and obligations	29.1	281.1
Transfers of securitized loans HFS to AFS securities	182.0	131.0
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	6,646.8	—
Transfers of loans HFS to HFI, at amortized cost	2,357.2	1,505.7
(1)Excludes $426.4 million of loans transferred with an original designation of HFS, whose sales activity was classified as operating cash flows.

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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term relate to: 1) the determination of the ACL; 2) certain assets and liabilities carried at or evaluated using fair value measurements; and 3) accounting for income taxes.
Principles of consolidation
As of September 30, 2023, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Goodwill and other intangible assets
The Company evaluated whether the continued effects from the bank failures in early 2023 may give rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. As of September 30, 2023, the Company does not believe that these events or circumstances have significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it is more likely than not that the fair value of the Company and its reporting units exceeds their respective carrying values as of September 30, 2023. The Company's goodwill totaled $527 million at September 30, 2023 and December 31, 2022, with $290 million and $237 million allocated to the Commercial and Consumer Related segments, respectively.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$189	$—	$(51)	$138
Tax-exempt	1,212	—	(210)	1,002
Total HTM securities	$1,401	$—	$(261)	$1,140

Available-for-sale debt securities
CLO	$2,183	$1	$(19)	$2,165
Commercial MBS issued by GSEs	212	—	(13)	199
Corporate debt securities	411	—	(51)	360
Private label residential MBS	1,340	—	(272)	1,068
Residential MBS issued by GSEs	2,333	—	(475)	1,858
Tax-exempt	918	—	(143)	775
U.S. Treasury securities	3,201	—	(3)	3,198
Other	74	3	(11)	66
Total AFS debt securities	$10,672	$4	$(987)	$9,689

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$198	$—	$(39)	$159
Tax-exempt	1,091	—	(138)	953
Total HTM securities	$1,289	$—	$(177)	$1,112

Available-for-sale debt securities
CLO	$2,796	$—	$(90)	$2,706
Commercial MBS issued by GSEs	104	1	(8)	97
Corporate debt securities	429	—	(39)	390
Private label residential MBS	1,442	—	(243)	1,199
Residential MBS issued by GSEs	2,123	—	(383)	1,740
Tax-exempt	1,004	2	(115)	891
Other	75	6	(12)	69
Total AFS debt securities	$7,973	$9	$(890)	$7,092
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $121 million and $160 million at September 30, 2023 and December 31, 2022, respectively. Unrealized gains on equity securities of $5.1 million and losses of $3.7 million for the three months ended September 30, 2023 and 2022, respectively, and losses of $3.3 million and $20.4 million for the nine months ended September 30, 2023 and 2022, respectively, were recognized in earnings as a component of fair value gain (loss) adjustments.
Securities with carrying amounts of approximately $5.5 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$1	$129	$18	$1,757	$19	$1,886
Commercial MBS issued by GSEs	2	145	11	53	13	198
Corporate debt securities (1)	—	—	51	352	51	352
Private label residential MBS	1	25	271	1,016	272	1,041
Residential MBS issued by GSEs	12	380	463	1,475	475	1,855
Tax-exempt	6	69	137	706	143	775
U.S. Treasury securities	3	2,444	—	—	3	2,444
Other	1	9	10	44	11	53
Total AFS securities	$26	$3,201	$961	$5,403	$987	$8,604
(1)Includes securities with an ACL that have a fair value of $143 million and unrealized losses of $29 million.

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$81	$2,467	$9	$216	$90	$2,683
Commercial MBS issued by GSEs	4	46	4	14	8	60
Corporate debt securities	28	263	11	120	39	383
Private label residential MBS	27	279	216	912	243	1,191
Residential MBS issued by GSEs	82	600	301	1,101	383	1,701
Tax-exempt	93	752	22	78	115	830
Other	4	26	8	26	12	52
Total AFS securities	$319	$4,433	$571	$2,467	$890	$6,900
The total number of AFS debt securities in an unrealized loss position at September 30, 2023 was 869, compared to 832 at December 31, 2022.
On a quarterly basis, the Company performs an impairment analysis on its AFS debt securities that are in an unrealized loss position at the end of the period to determine whether credit losses should be recognized on these securities.
Qualitative considerations made by the Company in its impairment analysis are further discussed below.
Government Issued Securities
U.S. Treasury securities and commercial and residential MBS are issued by either government agencies or GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. Further, principal and interest payments on these securities continue to be made on a timely basis.

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
In consideration of the continued effects from the bank failures in early 2023, the Company performed a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuers' credit ratings, probability of default, and other factors. As a result of the analysis, a $0.3 million and $21.8 million provision for credit losses was recognized during the three and nine months ended September 30, 2023, respectively. The provision for credit losses for the nine months ended September 30, 2023 included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no additional credit losses on the Company's remaining portfolio have been recognized during the three and nine months ended September 30, 2023.
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
The following table presents a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Three Months Ended September 30, 2023
	Balance, June 30, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$4.4	$0.3	$—	$—	$4.7

	Nine Months Ended September 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$—	$21.8	$(17.1)	$—	$4.7
There were no credit losses recognized on AFS securities during the three and nine months ended September 30, 2022.

The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Three Months Ended September 30, 2023
	Balance, June 30, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.0	$0.7	$—	$—	$6.7

	Nine Months Ended September 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$1.5	$—	$—	$6.7

	Three Months Ended September 30, 2022:
	Balance, June 30, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance September 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$3.2	$1.2	$—	$—	$4.4

	Nine Months Ended September 30, 2022:
	Balance, December 31, 2021	Recovery of Credit Losses	Charge-offs	Recoveries	Balance September 30, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$(0.8)	$—	$—	$4.4
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $5 million and $3 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	September 30, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$189	$189
Tax-exempt	—	—	—	—	—	—	1,212	1,212
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,401	$1,401

Available-for-sale debt securities
CLO	$121	$—	$1,980	$64	$—	$—	$—	$2,165
Commercial MBS issued by GSEs	—	199	—	—	—	—	—	199
Corporate debt securities	—	—	—	75	225	60	—	360
Private label residential MBS	1,044	—	24	—	—	—	—	1,068
Residential MBS issued by GSEs	—	1,858	—	—	—	—	—	1,858
Tax-exempt	8	15	329	348	—	—	75	775
U.S. Treasury securities	—	3,198	—	—	—	—	—	3,198
Other	—	—	9	9	29	3	16	66
Total AFS securities (1)	$1,173	$5,270	$2,342	$496	$254	$63	$91	$9,689

Equity securities
CRA investments	$—	$24	$—	$—	$—	$—	$—	$24
Preferred stock	—	—	—	—	52	34	11	97
Total equity securities (1)	$—	$24	$—	$—	$52	$34	$11	$121
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$—	$198	$198
Tax-exempt	—	—	—	—	—	—	1,091	1,091
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,289	$1,289

Available-for-sale debt securities
CLO	$310	$—	$2,121	$275	$—	$—	$—	$2,706
Commercial MBS issued by GSEs	—	97	—	—	—	—	—	97
Corporate debt securities	—	—	—	74	316	—	—	390
Private label residential MBS	1,158	—	41	—	—	—	—	1,199
Residential MBS issued by GSEs	—	1,740	—	—	—	—	—	1,740
Tax-exempt	11	15	392	425	—	—	48	891
Other	—	—	9	9	27	6	18	69
Total AFS securities (1)	$1,479	$1,852	$2,563	$783	$343	$6	$66	$7,092

Equity securities
Common stock	$—	$—	$—	$—	$—	$—	$3	$3
CRA investments	—	24	—	—	—	—	25	49
Preferred stock	—	—	—	—	82	17	9	108
Total equity securities (1)	$—	$24	$—	$—	$82	$17	$37	$160
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2023, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2023
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$21	$21
After one year through five years	14	14
After five years through ten years	77	64
After ten years	1,100	903
Mortgage-backed securities	189	138
Total HTM securities	$1,401	$1,140

Available-for-sale
Due in one year or less	$3,201	$3,198
After one year through five years	166	155
After five years through ten years	900	855
After ten years	2,520	2,356
Mortgage-backed securities	3,885	3,125
Total AFS securities	$10,672	$9,689
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Available-for-sale securities
Gross gains	$0.5	$—	$4.0	$7.3
Gross losses	—	—	(29.6)	—
Net gains (losses) on AFS securities	$0.5	$—	$(25.6)	$7.3

Equity securities
Gross gains	$—	$—	$—	$—
Gross losses	(0.4)	—	(0.4)	(0.6)
Net losses on equity securities	$(0.4)	$—	$(0.4)	$(0.6)
During the three months ended September 30, 2023, the Company sold securities with a carrying value of $7 million and recognized a net gain of $0.1 million. During the nine months ended September 30, 2023, the Company sold securities with a carrying value of $821 million and recognized a net loss of $26.0 million. Sales of CLOs were executed as part of the Company's balance sheet repositioning strategy and resulted in the gross AFS securities losses above. Sales of MBS and tax-exempt municipal securities were completed to secure gains. During the three and nine months ended September 30, 2022, the Company sold securities with a carrying value of $5 million and $132 million, respectively, and recognized a net gain of zero and $6.7 million, respectively.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans to be sold or securitized through its AmeriHome mortgage banking business channel. In addition, as part of the Company's balance sheet repositioning strategy, the Company transferred $5.9 billion of loans, net of a fair value loss adjustment (primarily commercial and industrial loans) to HFS as of March 31, 2023. Loans transferred from HFI to HFS were transferred at the lower of its amortized cost basis (adjusted for any charge-offs) or fair value. If the amortized cost basis of the transferred loan exceeded its fair value, a valuation allowance equal to the difference in these amounts was established on the transfer date and any subsequent changes in the valuation allowance were recognized in earnings. Any ACL previously recorded on transferred loans was reversed and recognized in earnings at the time of the transfer.
The Company completed loan dispositions from this transferred loan pool totaling $4.3 billion through September 30, 2023 and transferred all remaining HFS loans back to HFI at the end of the period as a result of a change in management's intentions.
The following is a summary of loans HFS by type:

	September 30, 2023	December 31, 2022
	(in millions)
Government-insured or guaranteed:
EBO (1)	$3	$—
Non-EBO	1,165	591
Total government-insured or guaranteed	1,168	591
Agency-conforming	585	593
Non-agency	13	—
Total loans HFS	$1,766	$1,184
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$265.8	$180.6	$653.0	$578.1
Net proceeds from sale of loans (1)	(274.7)	(207.1)	(612.7)	(905.7)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.1	0.7	2.8	2.3
Change in fair value	(10.1)	(75.1)	(13.2)	(82.0)
Change in fair value of derivatives:
Unrealized gain (loss) on derivatives	10.3	80.7	25.3	112.1
Realized gain on derivatives	44.5	18.3	47.0	321.8
Total change in fair value of derivatives	54.8	99.0	72.3	433.9
Net gain on residential mortgage loans HFS	$35.9	$(1.9)	$102.2	$26.6
Loan acquisition and origination fees	16.1	16.4	43.5	52.0
Net gain on loan origination and sale activities	$52.0	$14.5	$145.7	$78.6
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Warehouse lending	$6,439	$5,561
Municipal & nonprofit	1,474	1,524
Tech & innovation	2,254	2,293
Equity fund resources	1,034	3,717
Other commercial and industrial	7,317	7,793
CRE - owner occupied	1,624	1,656
Hotel franchise finance	3,837	3,807
Other CRE - non-owner occupied	5,952	5,457
Residential	13,301	13,996
Residential - EBO	1,343	1,884
Construction and land development	4,652	3,995
Other	220	179
Total loans HFI	49,447	51,862
Allowance for credit losses	(327)	(310)
Total loans HFI, net of allowance	$49,120	$51,552
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $112 million and $141 million reduced the carrying value of loans as of September 30, 2023 and December 31, 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $177 million and $195 million increased the carrying value of loans as of September 30, 2023 and December 31, 2022, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	September 30, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$13	$13	$—
Tech & innovation	—	7	7	—
Other commercial and industrial	52	17	69	—
CRE - owner occupied	8	1	9	—
Other CRE - non-owner occupied	77	—	77	—
Residential	—	62	62	—
Residential - EBO	—	—	—	439
Total	$137	$100	$237	$439
Loans contractually delinquent by 90 days or more and still accruing totaled $439 million at September 30, 2023 and consisted of government guaranteed EBO residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $4.5 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $8.1 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$6,439	$—	$—	$—	$—	$6,439
Municipal & nonprofit	1,474	—	—	—	—	1,474
Tech & innovation	2,254	—	—	—	—	2,254
Equity fund resources	1,034	—	—	—	—	1,034
Other commercial and industrial	7,317	—	—	—	—	7,317
CRE - owner occupied	1,622	—	2	—	2	1,624
Hotel franchise finance	3,837	—	—	—	—	3,837
Other CRE - non-owner occupied	5,923	29	—	—	29	5,952
Residential	13,216	68	17	—	85	13,301
Residential - EBO	643	158	103	439	700	1,343
Construction and land development	4,579	54	19	—	73	4,652
Other	220	—	—	—	—	220
Total loans	$48,558	$309	$141	$439	$889	$49,447

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,561	$—	$—	$—	$—	$5,561
Municipal & nonprofit	1,524	—	—	—	—	1,524
Tech & innovation	2,270	23	—	—	23	2,293
Equity fund resources	3,717	—	—	—	—	3,717
Other commercial and industrial	7,791	2	—	—	2	7,793
CRE - owner occupied	1,656	—	—	—	—	1,656
Hotel franchise finance	3,807	—	—	—	—	3,807
Other CRE - non-owner occupied	5,454	3	—	—	3	5,457
Residential	13,955	37	4	—	41	13,996
Residential - EBO	969	217	116	582	915	1,884
Construction and land development	3,995	—	—	—	—	3,995
Other	178	1	—	—	1	179
Total loans	$50,877	$283	$120	$582	$985	$51,862

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the nine months ended September 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$594	$260	$4	$289	$—	$—	$5,290	$6,437
Special mention	—	—	—	—	—	—	2	2
Classified	—	—	—	—	—	—	—	—
Total	$594	$260	$4	$289	$—	$—	$5,292	$6,439
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$14	$152	$192	$182	$69	$834	$—	$1,443
Special mention	—	7	—	—	—	11	—	18
Classified	—	—	—	—	6	7	—	13
Total	$14	$159	$192	$182	$75	$852	$—	$1,474
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$406	$683	$196	$58	$53	$1	$785	$2,182
Special mention	8	11	1	6	—	—	17	43
Classified	14	7	2	3	—	—	3	29
Total	$428	$701	$199	$67	$53	$1	$805	$2,254
Current period gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$2

Equity fund resources
Pass	$280	$32	$47	$37	$2	$—	$636	$1,034
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$280	$32	$47	$37	$2	$—	$636	$1,034
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,555	$1,691	$668	$193	$100	$225	$2,625	$7,057
Special mention	94	53	2	—	—	—	—	149
Classified	1	38	63	1	4	1	3	111
Total	$1,650	$1,782	$733	$194	$104	$226	$2,628	$7,317
Current period gross charge-offs	$1	$3	$10	$4	$—	$—	$1	$19

CRE - owner occupied
Pass	$93	$347	$330	$165	$136	$491	$36	$1,598
Special mention	4	4	—	—	1	5	—	14
Classified	—	—	4	2	1	5	—	12
Total	$97	$351	$334	$167	$138	$501	$36	$1,624
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$454	$1,531	$618	$95	$470	$173	$134	$3,475
Special mention	37	22	67	—	—	68	—	194
Classified	46	9	20	26	43	24	—	168
Total	$537	$1,562	$705	$121	$513	$265	$134	$3,837
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the nine months ended September 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$1,370	$2,227	$739	$535	$186	$257	$246	$5,560
Special mention	16	42	72	71	29	—	—	230
Classified	48	1	93	1	15	4	—	162
Total	$1,434	$2,270	$904	$607	$230	$261	$246	$5,952
Current period gross charge-offs	$—	$—	$5	$—	$—	$—	$—	$5

Residential
Pass	$277	$3,603	$8,022	$827	$275	$212	$23	$13,239
Special mention	—	—	—	—	—	—	—	—
Classified	—	21	32	3	3	3	—	62
Total	$277	$3,624	$8,054	$830	$278	$215	$23	$13,301
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$10	$239	$564	$268	$261	$—	$1,343
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$10	$239	$564	$268	$261	$—	$1,343
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$910	$1,985	$418	$69	$—	$1	$1,190	$4,573
Special mention	—	—	6	12	—	—	—	18
Classified	—	19	—	42	—	—	—	61
Total	$910	$2,004	$424	$123	$—	$1	$1,190	$4,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$8	$14	$3	$13	$4	$66	$112	$220
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$8	$14	$3	$13	$4	$66	$112	$220
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total by Risk Category
Pass	$5,962	$12,535	$11,476	$3,027	$1,563	$2,521	$11,077	$48,161
Special mention	159	139	148	89	30	84	19	668
Classified	109	95	214	78	72	44	6	618
Total	$6,230	$12,769	$11,838	$3,194	$1,665	$2,649	$11,102	$49,447
Current period gross charge-offs	$3	$3	$15	$4	$—	$—	$1	$26

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$397	$41	$152	$—	$—	$—	$4,928	$5,518
Special mention	43	—	—	—	—	—	—	43
Classified	—	—	—	—	—	—	—	—
Total	$440	$41	$152	$—	$—	$—	$4,928	$5,561

Municipal & nonprofit
Pass	$107	$185	$187	$78	$43	$917	$—	$1,517
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	7	—	7
Total	$107	$185	$187	$78	$43	$924	$—	$1,524

Tech & innovation
Pass	$813	$374	$87	$66	$4	$1	$853	$2,198
Special mention	36	22	3	—	—	—	20	81
Classified	2	12	—	—	—	—	—	14
Total	$851	$408	$90	$66	$4	$1	$873	$2,293

Equity fund resources
Pass	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717

Other commercial and industrial
Pass	$2,968	$1,272	$262	$277	$312	$206	$2,406	$7,703
Special mention	—	44	—	—	—	—	3	47
Classified	3	21	10	3	3	1	2	43
Total	$2,971	$1,337	$272	$280	$315	$207	$2,411	$7,793

CRE - owner occupied
Pass	$338	$359	$174	$157	$211	$339	$29	$1,607
Special mention	—	—	—	—	—	1	—	1
Classified	—	14	7	1	5	10	11	48
Total	$338	$373	$181	$158	$216	$350	$40	$1,656

Hotel franchise finance
Pass	$1,762	$726	$54	$528	$290	$103	$118	$3,581
Special mention	—	—	26	—	—	—	—	26
Classified	18	20	—	117	45	—	—	200
Total	$1,780	$746	$80	$645	$335	$103	$118	$3,807

Other CRE - non-owner occupied
Pass	$2,344	$1,201	$870	$264	$160	$218	$315	$5,372
Special mention	3	38	—	12	—	—	1	54
Classified	—	4	—	12	10	5	—	31
Total	$2,347	$1,243	$870	$288	$170	$223	$316	$5,457

Residential
Pass	$4,041	$8,474	$878	$308	$150	$90	$36	$13,977
Special mention	—	—	—	—	—	—	—	—
Classified	6	9	—	3	1	—	—	19
Total	$4,047	$8,483	$878	$311	$151	$90	$36	$13,996

Residential - EBO
Pass	$3	$268	$712	$454	$191	$256	$—	$1,884
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$3	$268	$712	$454	$191	$256	$—	$1,884

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Construction and land development
Pass	$1,533	$815	$273	$14	$—	$—	$1,258	$3,893
Special mention	—	—	98	—	—	—	—	98
Classified	—	—	—	4	—	—	—	4
Total	$1,533	$815	$371	$18	$—	$—	$1,258	$3,995

Other
Pass	$23	$10	$13	$5	$2	$61	$64	$178
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	—	—	—
Total	$23	$10	$13	$5	$2	$62	$64	$179

Total by Risk Category
Pass	$15,349	$14,914	$3,853	$2,167	$1,363	$2,191	$11,308	$51,145
Special mention	82	104	127	12	—	2	24	351
Classified	29	80	17	140	64	23	13	366
Total	$15,460	$15,098	$3,997	$2,319	$1,427	$2,216	$11,345	$51,862
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
The following table presents the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$7	$7	0.3%
Other commercial and industrial	—	1	12	13	0.2
CRE - owner occupied	—	3	—	3	0.2
Hotel franchise finance	—	20	—	20	0.5
Other CRE - non-owner occupied	—	20	—	20	0.3
Total	$—	$44	$19	$63	0.1%

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$7	$9	0.4%
Other commercial and industrial	—	24	12	36	0.5
CRE - owner occupied	—	3	—	3	0.2
Hotel franchise finance	—	46	—	46	1.2
Other CRE - non-owner occupied	—	48	—	48	0.8
Residential	—	—	1	1	0.0
Total	$2	$121	$20	$143	0.3%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2023, modified loans on nonaccrual status totaled $36 million and the remaining $107 million were current with contractual payments.

In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three and nine months ended September 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $84 million and $176 million, respectively. These modifications were largely payment delays and term extensions, or both.
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
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$12	$12	$—	$7	$7
Tech & innovation	—	—	—	—	6	6
Other commercial and industrial	—	8	8	—	30	30
CRE - owner occupied	6	—	6	42	—	42
Hotel franchise finance	125	—	125	186	—	186
Other CRE - non-owner occupied	160	—	160	27	—	27
Construction and land development	61	—	61	4	—	4
Total	$352	$20	$372	$259	$43	$302
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2023.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of September 30, 2023.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended September 30, 2023
	Balance, June 30, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Warehouse lending	$5.2	$(0.5)	$—	$—	$4.7
Municipal & nonprofit	16.5	0.2	—	—	16.7
Tech & innovation	33.6	(1.6)	—	—	32.0
Equity fund resources	1.7	—	—	—	1.7
Other commercial and industrial	51.8	22.8	5.4	(0.3)	69.5
CRE - owner occupied	8.0	(0.3)	—	—	7.7
Hotel franchise finance	45.7	(5.1)	—	—	40.6
Other CRE - non-owner occupied	90.1	8.6	3.0	—	95.7
Residential	33.9	(7.9)	—	(0.1)	26.1
Residential - EBO	—	—	—	—	—
Construction and land development	31.7	(2.6)	—	—	29.1
Other	2.9	0.7	0.1	(0.1)	3.6
Total	$321.1	$14.3	$8.5	$(0.5)	$327.4

	Nine Months Ended September 30, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Warehouse lending	$8.4	$(3.7)	$—	$—	$4.7
Municipal & nonprofit	15.9	0.8	—	—	16.7
Tech & innovation	30.8	3.0	1.8	—	32.0
Equity fund resources	6.4	(4.7)	—	—	1.7
Other commercial and industrial	85.9	(2.0)	18.7	(4.3)	69.5
CRE - owner occupied	7.1	0.6	—	—	7.7
Hotel franchise finance	46.9	(6.3)	—	—	40.6
Other CRE - non-owner occupied	47.4	53.5	5.2	—	95.7
Residential	30.4	(4.4)	—	(0.1)	26.1
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	1.7	—	—	29.1
Other	3.1	0.6	0.2	(0.1)	3.6
Total	$309.7	$39.1	$25.9	$(4.5)	$327.4

	Three Months Ended September 30, 2022
	Balance, June 30, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2022
	(in millions)
Warehouse lending	$3.7	$0.7	$—	$—	$4.4
Municipal & nonprofit	13.6	1.6	—	—	15.2
Tech & innovation	25.4	(0.2)	—	—	25.2
Equity fund resources	14.0	(3.1)	—	—	10.9
Other commercial and industrial	119.2	(14.7)	2.1	(3.8)	106.2
CRE - owner occupied	7.5	(0.8)	—	—	6.7
Hotel franchise finance	33.8	17.2	—	—	51.0
Other CRE - non-owner occupied	22.1	11.2	—	(0.1)	33.4
Residential	18.8	6.8	—	—	25.6
Construction and land development	12.2	10.1	—	(0.1)	22.4
Other	2.9	0.2	—	—	3.1
Total	$273.2	$29.0	$2.1	$(4.0)	$304.1

	Nine Months Ended September 30, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2022
	(in millions)
Warehouse lending	$3.0	$1.4	$—	$—	$4.4
Municipal & nonprofit	13.7	1.5	—	—	15.2
Tech & innovation	25.7	(2.5)	—	(2.0)	25.2
Equity fund resources	9.6	1.3	—	—	10.9
Other commercial and industrial	103.6	4.7	7.0	(4.9)	106.2
CRE - owner occupied	10.6	(4.0)	—	(0.1)	6.7
Hotel franchise finance	41.5	9.5	—	—	51.0
Other CRE - non-owner occupied	16.9	16.4	—	(0.1)	33.4
Residential	12.5	13.1	—	—	25.6
Construction and land development	12.5	9.8	—	(0.1)	22.4
Other	2.9	0.1	0.1	(0.2)	3.1
Total	$252.5	$51.3	$7.1	$(7.4)	$304.1
Accrued interest receivable of $290 million and $304 million at September 30, 2023 and December 31, 2022, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $5 million and $9 million, as of September 30, 2023 and December 31, 2022, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$41.1	$53.8	$47.0	$37.6
Provision for credit losses	(3.2)	(1.7)	(9.1)	14.5
Balance, end of period	$37.9	$52.1	$37.9	$52.1

The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	September 30, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$6,439	$—	$6,439	$4.7	$—	$4.7
Municipal & nonprofit	1,461	13	1,474	13.2	3.5	16.7
Tech & innovation	2,225	29	2,254	27.9	4.1	32.0
Equity fund resources	1,034	—	1,034	1.7	—	1.7
Other commercial and industrial	7,209	108	7,317	63.3	6.2	69.5
CRE - owner occupied	1,615	9	1,624	7.7	—	7.7
Hotel franchise finance	3,669	168	3,837	40.6	—	40.6
Other CRE - non-owner occupied	5,791	161	5,952	95.7	—	95.7
Residential	13,301	—	13,301	26.1	—	26.1
Residential EBO	1,343	—	1,343	—	—	—
Construction and land development	4,592	60	4,652	29.1	—	29.1
Other	220	—	220	3.6	—	3.6
Total	$48,899	$548	$49,447	$313.6	$13.8	$327.4

	December 31, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,561	$—	$5,561	$8.4	$—	$8.4
Municipal & nonprofit	1,517	7	1,524	13.4	2.5	15.9
Tech & innovation	2,280	13	2,293	30.3	0.5	30.8
Equity fund resources	3,717	—	3,717	6.4	—	6.4
Other commercial and industrial	7,754	39	7,793	80.4	5.5	85.9
CRE - owner occupied	1,612	44	1,656	7.1	—	7.1
Hotel franchise finance	3,607	200	3,807	44.7	2.2	46.9
Other CRE - non-owner occupied	5,428	29	5,457	47.4	—	47.4
Residential	13,996	—	13,996	30.4	—	30.4
Residential EBO	1,884	—	1,884	—	—	—
Construction and land development	3,991	4	3,995	27.4	—	27.4
Other	179	—	179	3.1	—	3.1
Total	$51,526	$336	$51,862	$299.0	$10.7	$309.7
Loan Purchases and Sales
During the three and nine months ended September 30, 2023, loan purchases totaled $329 million and $1.4 billion, respectively, which consisted primarily of commercial and industrial and residential loans. Loan purchases during the three and nine months ended September 30, 2022 totaled $2.7 billion and $8.2 billion, respectively, which consisted primarily of residential loans. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and nine months ended September 30, 2023 and 2022.
The Company transferred $6.0 billion of loans HFI (primarily commercial and industrial loans) to HFS as of March 31, 2023. The loans were transferred to HFS net of a fair value loss adjustment of $123.5 million, or a carrying value of $5.9 billion. From March 31, 2023 through September 30, 2023, the Company transferred an additional $0.7 billion from loans HFI to HFS. The Company completed loan dispositions from this HFS loan pool totaling $4.3 billion through September 30, 2023 and transferred all remaining loans in this pool back to HFI at the end of the period as a result of a change in management's intentions.

5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$1,007	$826	$1,148	$698
Additions from loans sold with servicing rights retained	266	180	653	578
Carrying value of MSRs sold	(112)	—	(611)	(350)
Change in fair value	98	63	114	206
Mark to market adjustments	—	—	4	—
Realization of cash flows	(26)	(25)	(75)	(88)
Balance, end of period	$1,233	$1,044	$1,233	$1,044

Unpaid principal balance of mortgage loans serviced for others	$70,261	$62,841
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three months ended September 30, 2023, MSR sales had an aggregate net sales price of $110 million and the UPB of loans underlying these sales totaled $16.0 billion, most of which related to a sale of excess servicing spread. During the nine months ended September 30, 2023, MSR sales had an aggregate net sales price of $611 million and the UPB of loans underlying these sales totaled $44.3 billion. During the three months ended September 30, 2022, the Company did not sell any MSRs. During the nine months ended September 30, 2022, MSR sales had an aggregate net sales price of $350 million and the UPB of loans underlying these sales totaled $24.1 billion. As of September 30, 2023 and December 31, 2022, the Company had a remaining receivable balance of $34 million and $39 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $56.4 million and $173.3 million for the three and nine months ended September 30, 2023, respectively, and $48.9 million and $140.7 million for the three and nine months ended September 30, 2022, respectively, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of September 30, 2023 and December 31, 2022, net servicing advances totaled $51 million and $102 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

September 30, 2023
(in millions)
Fair value of mortgage servicing rights	$1,233
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(59)
Favorable change	52
Discount rate change of 50 basis points
Increase	(25)
Decrease	26
Conditional prepayment rate change of 1%
Increase	(29)
Decrease	32
Cost to service change of 10%
Increase	(15)
Decrease	15
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

6. DEPOSITS
The table below summarizes deposits by type:

	September 30, 2023	December 31, 2022
	(in millions)
Non-interest-bearing demand deposits	$17,991	$19,691
Interest-bearing transaction accounts	12,843	9,507
Savings and money market accounts	14,672	19,397
Time certificates of deposit ($250,000 or more)	6,690	3,815
Other time deposits	2,091	1,234
Total deposits	$54,287	$53,644
A summary of the contractual maturities for all time deposits as of September 30, 2023 is as follows:

December 31,
(in millions)
2023	$3,311
2024	4,870
2025	594
2026	5
2027	1
Total	$8,781
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At September 30, 2023 and December 31, 2022, the Company held wholesale brokered deposits of $6.5 billion and $4.8 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At September 30, 2023, the Company had $12.5 billion of reciprocal deposits, compared to $2.8 billion at December 31, 2022. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks and also provides the Company with funding stability and drove the increase in the Company’s insured deposit ratio from December 31, 2022.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $17.1 billion and $12.9 billion at September 30, 2023 and December 31, 2022, respectively. The Company incurred $123.7 million and $17.3 million in deposit related costs on these deposits during the three months ended September 30, 2023 and 2022, respectively. The Company incurred $297.1 million and $26.0 million in deposit related costs on these deposits during the nine months ended September 30, 2023 and 2022, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in average earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.

7. OTHER BORROWINGS
The following table summarizes the Company’s borrowings by type:

	September 30, 2023	December 31, 2022
	(in millions)
Short-Term:
Federal funds purchased	$122	$640
BTFP advances	1,300	—
FHLB advances	4,700	4,300
Warehouse borrowings	1,334	—
Repurchase agreements	490	27
Secured borrowings	36	25
Total short-term borrowings	$7,982	$4,992
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$313	$315
Credit linked notes, net	450	992
Total long-term borrowings	$763	$1,307

Total other borrowings	$8,745	$6,299
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $1.4 billion as of September 30, 2023, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of September 30, 2023 and December 31, 2022, the Company had additional available credit with the FHLB of approximately $7.6 billion and $6.8 billion respectively. The weighted average rate on FHLB advances was 5.77% and 4.70% as of September 30, 2023 and December 31, 2022, respectively.
In March 2023, the FRB established the BTFP which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. The rate for BTFP advances is the one-year overnight index swap rate plus 10 basis points and is fixed for the term of the advance. The weighted average rate on BTFP advances was 4.76% as of September 30, 2023. Other available credit with the FRB totaled $14.8 billion and $5.2 billion as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023, the Company had access to approximately $3.0 billion in uncommitted warehouse funding, of which $1.3 billion was drawn at a weighted average borrowing rate of 6.91%. There were no warehouse borrowings outstanding at December 31, 2022.

Repurchase Agreements
Other repurchase facilities include CLO securities, EBO loan, and customer repurchase agreements. There were no CLO securities repurchase agreements outstanding at September 30, 2023 or December 31, 2022.
The balance and weighted average rate of EBO loan repurchase agreements was $481 million, net of issuance costs of $2 million and 7.23%, respectively, as of September 30, 2023. These repurchase agreements are collateralized with $1.3 billion of EBO loans. There were no EBO loan backed repurchase agreements at December 31, 2022.
The balance of customer repurchase agreements was $9 million and $27 million as of September 30, 2023 and December 31, 2022, respectively, and the weighted average rate was 0.22% and 0.15% as of September 30, 2023 and December 31, 2022, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.31% and 6.39% as of September 30, 2023 and December 31, 2022, respectively.
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

The Company's outstanding credit linked note issuances are detailed in the tables below:

September 30, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$91	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	181	3
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	194	3
Total				$466	$8

December 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$95	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	189	3
Equity fund resource loans (3)	June 23, 2022	June 30, 2028	SOFR + 6.75%	300	4
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	202	3
Warehouse loans (5)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$1,028	$14
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.8 billion as of September 30, 2023 and December 31, 2022.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.6 billion and $3.8 billion as of September 30, 2023 and December 31, 2022, respectively.
(3)    These notes had a reference pool balance of $1.6 billion as of December 31, 2022.
(4)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.8 billion and $4.0 billion as of September 30, 2023 and December 31, 2022, respectively.
(5)    These notes had a reference pool balance of $689 million as of December 31, 2022.
During the nine months ended September 30, 2023, the Company recognized a gain on extinguishment of debt of $13.4 million related to the pay off of the credit linked notes on its warehouse and equity fund resource loans.
8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

September 30, 2023
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
The carrying value of all subordinated debt issuances totaled $817 million at September 30, 2023 and December 31, 2022.

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
The carrying value of junior subordinated debt was $73 million and $76 million as of September 30, 2023 and December 31, 2022, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of September 30, 2023 was 8.00%, which is equal to three-month Term SOFR plus an adjustment of 0.26% and the contractual spread of 2.34%, compared to a weighted average interest rate of 7.11% at December 31, 2022, which was based on three-month LIBOR.
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
9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors generally vest over six months. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2023 was $0.3 million and $45.5 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2023, the Company recognized $7.5 million and $25.1 million, respectively, in stock-based compensation expense related to employee and WAL director stock grants, compared to $7.1 million and $21.8 million for the three and nine months ended September 30, 2022, respectively.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $1.4 million and $0.3 million (which includes a $2.5 million net reversal of expense recognized in the first quarter 2023 due to revised performance expectations), compared to $2.3 million and $8.5 million for such units during the three and nine months ended September 30, 2022, respectively.
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

Preferred Stock
The Company has 12,000,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During the three and nine months ended September 30, 2023, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million and $9.6 million, respectively. During the three and nine months ended September 30, 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million and $9.6 million, respectively.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
During the three and nine months ended September 30, 2022, the Company sold 0.6 million and 1.9 million shares, respectively, under the ATM program at a weighted-average selling price of $78.27 and $83.89 per share for gross proceeds of $50.3 million and $158.7 million, respectively. Sales under the ATM program were being made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). Total related offering costs for the three and nine months ended September 30, 2022 were $0.3 million and $1.0 million, respectively, substantially all of which related to compensation costs paid to the distribution agents. There were no sales under the ATM program during the three and nine months ended September 30, 2023 and as of September 30, 2023, the remaining number of shares that can be sold under this agreement totaled 1,107,769.
Cash Dividend on Common Shares
During the three and nine months ended September 30, 2023, the Company declared and paid a quarterly cash dividend of $0.36 per share, for a total dividend payment to stockholders of $39.4 million and $118.2 million, respectively. During the three and nine months ended September 30, 2022, the Company declared and paid a quarterly cash dividend of $0.35 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.36 per share in the third quarter, for a total dividend payment to stockholders of $39.0 million and $114.2 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2023, the Company purchased treasury shares of 139 and 151,358, respectively, at a weighted average price of $48.56 and $72.47 per share, respectively. During the three and nine months ended September 30, 2022, the Company purchased treasury shares of 11,039 and 199,208, respectively, at a weighted average price of $77.36 and $92.40 per share, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, June 30, 2023	$(618.3)	$(0.3)	$6.9	$1.2	$(610.5)
Other comprehensive loss before reclassifications	(120.2)	—	(1.2)	—	(121.4)
Amounts reclassified from AOCI	(0.4)	—	—	—	(0.4)
Net current-period other comprehensive loss	(120.6)	—	(1.2)	—	(121.8)
Balance, September 30, 2023	$(738.9)	$(0.3)	$5.7	$1.2	$(732.3)

Balance, June 30, 2022	$(521.1)	$(0.3)	$3.5	$—	$(517.9)
Other comprehensive (loss) income before reclassifications	(219.9)	—	1.6	—	(218.3)
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period other comprehensive (loss) income	(219.9)	—	1.6	—	(218.3)
Balance, September 30, 2022	$(741.0)	$(0.3)	$5.1	$—	$(736.2)

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive (loss) income before reclassifications	(94.3)	—	2.7	1.2	(90.4)
Amounts reclassified from AOCI	19.1	—	—	—	19.1
Net current-period other comprehensive (loss) income	(75.2)	—	2.7	1.2	(71.3)
Balance, September 30, 2023	$(738.9)	$(0.3)	$5.7	$1.2	$(732.3)

Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$—	$15.7
Other comprehensive (loss) income before reclassifications	(752.3)	—	5.8	—	(746.5)
Amounts reclassified from AOCI	(5.4)	—	—	—	(5.4)
Net current-period other comprehensive (loss) income	(757.7)	—	5.8	—	(751.9)
Balance, September 30, 2022	$(741.0)	$(0.3)	$5.1	$—	$(736.2)

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
Derivatives are recorded at fair value on the Consolidated Balance Sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
Derivatives Designated in Hedge Relationships
The Company utilizes derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure to changes in benchmark interest rates, which reduces asset sensitivity and volatility of net interest income and EVE to interest rate fluctuations, such that interest rate risk falls within Board approved limits. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) from either a fixed rate to a variable rate, or from a variable rate to a fixed rate.
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments were based on LIBOR and were converted to SOFR plus a spread adjustment upon the discontinuation of LIBOR in June 2023.
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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and is being amortized over the remaining term. At September 30, 2023, the remaining cumulative basis adjustment on the terminated last-of-layer hedges totaled $12 million.
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

Fair Value Hedges
As of September 30, 2023 and December 31, 2022, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	September 30, 2023		December 31, 2022
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$3,863	$128	$447	$17
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)As of September 30, 2023, included portfolio layer method derivative instruments with $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $6.8 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $98 million.
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

	Three Months Ended September 30,
	2023		2022
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$76.5	$(76.0)	$27.5	$(27.5)

	Nine Months Ended September 30,
	2023		2022
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$111.2	$(110.7)	$76.3	$(76.2)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $3.0 million and $8.9 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three and nine months ended September 30, 2023, respectively, and $3.0 million and $7.0 million for the three and nine months ended September 30, 2022, respectively.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of September 30, 2023, December 31, 2022, and September 30, 2022. The change in the notional amounts of these derivatives from September 30, 2022 to September 30, 2023 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	September 30, 2023			December 31, 2022			September 30, 2022
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$3,899	$128	$—	$476	$18	$—	$483	$22	$—
Total	$3,899	$128	$—	$476	$18	$—	$483	$22	$—

Derivatives not designated as hedging instruments (1):
Foreign currency contracts	$74	$1	$—	$250	$1	$9	$146	$2	$1
Forward purchase contracts	3,397	1	20	2,709	1	13	8,226	3	249
Forward sales contracts	6,256	42	1	4,985	16	8	11,792	380	6
Futures purchase contracts (2), (3)	150	—	—	—	—	—	—	—	—
Futures sales contracts (2), (3)	13,695	—	—	8,706	—	—	8,121	—	—
Interest rate lock commitments	1,761	3	6	1,459	5	3	1,918	3	31
Interest rate contracts	3,187	20	20	1,538	6	6	2,155	5	5
Risk participation agreements	44	—	—	48	—	—	—	—	—
Total	$28,564	$67	$47	$19,695	$29	$39	$32,358	$393	$292
Margin		66	25		4	1		(100)	(11)
Total, including margin	$28,564	$133	$72	$19,695	$33	$40	$32,358	$293	$281
(1)Relate to economic hedging arrangements.
(2)The Company enters into futures purchase and sales contracts that are subject to daily remargining and almost all of which are based on three-month SOFR to hedge against its MSR valuation exposure. The notional amount on these contracts is substantial as these contracts have a short duration and are intended to cover the longer duration of MSR hedges.
(3)The notional amounts previously reported for December 31, 2022 and September 30, 2022 have been adjusted to account for the impact of offsetting contracts. To close a futures contract prior to settlement, the Company purchases an offsetting future with the same terms as the original contract and these contracts no longer require settlement.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	September 30, 2023			December 31, 2022			September 30, 2022
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$1	$—	$1	$1	$—	$1	$3	$—	$3
Forward sales contracts	42	—	42	13	—	13	360	—	360
Interest rate contracts	148	—	148	18	—	18	22	—	22
Margin	66	—	66	4	—	4	(100)	—	(100)
Netting	—	(43)	(43)	—	(17)	(17)	—	(233)	(233)
	$257	$(43)	$214	$36	$(17)	$19	$285	$(233)	$52
Liabilities
Forward purchase contracts	$(20)	$—	$(20)	$(12)	$—	$(12)	$(242)	$—	$(242)
Forward sales contracts	(1)	—	(1)	(8)	—	(8)	(6)	—	(6)
Margin	(25)	—	(25)	(1)	—	(1)	11	—	11
Netting	—	43	43	—	17	17	—	233	233
	$(46)	$43	$(3)	$(21)	$17	$(4)	$(237)	$233	$(4)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$1	$—	$1	$2	$—	$2
Forward sales contracts	—	—	—	3	—	3	20	—	20
Interest rate lock commitments	3	—	3	5	—	5	3	—	3
Interest rate contracts	—	—	—	6	—	6	5	—	5
	$4	$—	$4	$15	$—	$15	$30	$—	$30
Liabilities
Foreign currency contracts	$—	$—	$—	$(9)	$—	$(9)	$(1)	$—	$(1)
Forward purchase contracts	—	—	—	(1)	—	(1)	(7)	—	(7)
Interest rate lock commitments	(6)	—	(6)	(3)	—	(3)	(31)	—	(31)
Interest rate contracts	(20)	—	(20)	(6)	—	(6)	(5)	—	(5)
	$(26)	$—	$(26)	$(19)	$—	$(19)	$(44)	$—	$(44)
Total derivatives and margin
Assets	$261	$(43)	$218	$51	$(17)	$34	$315	$(233)	$82
Liabilities	$(72)	$43	$(29)	$(40)	$17	$(23)	$(281)	$233	$(48)

The following table summarizes the net gain (loss) on derivatives included in income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(5.2)	$(39.3)	$(4.9)	$(36.9)
Forward contracts	68.7	145.3	87.5	487.6
Interest rate swaps	(8.4)	(8.6)	(11.8)	(8.6)
Other contracts	(0.3)	1.6	1.5	(8.2)
Total gain	$54.8	$99.0	$72.3	$433.9
Net loan servicing revenue:
Forward contracts	$(19.2)	$(18.0)	$(34.0)	$(60.9)
Futures contracts	(2.4)	2.4	12.3	(41.5)
Interest rate swaps	(82.4)	(52.8)	(100.0)	(52.8)
Total loss	$(104.0)	$(68.4)	$(121.7)	$(155.2)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At September 30, 2023, December 31, 2022, and September 30, 2022 collateral pledged by the Company to counterparties for its derivatives totaled $72 million, $11 million, and $23 million, respectively.
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
The following table presents the calculation of basic and diluted EPS and summarizes the weighted average common shares excluded from the diluted EPS calculation due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Weighted average shares - basic	108.3	107.5	108.3	107.0
Dilutive effect of stock awards	0.2	0.4	0.1	0.4
Weighted average shares - diluted	108.5	107.9	108.4	107.4
Net income available to common stockholders	$213.4	$260.8	$564.9	$754.7

Earnings per Common Share:
Basic	$1.97	$2.43	$5.22	$7.06
Diluted	1.97	2.42	5.21	7.03

Antidilutive restricted stock outstanding	—	—	0.1	—

13. INCOME TAXES
The Company's effective tax rate was 22.1% and 19.9% for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company's effective tax rate was 20.5% and 19.7%, respectively. The increase in the three-month and nine-month effective tax rate was primarily due to an increase in nondeductible discrete items.
As of September 30, 2023, the net DTA balance totaled $365 million, an increase of $54 million from $311 million at December 31, 2022. This overall increase in the net DTA was primarily the result of a decrease in the fair market value of AFS securities and a decrease to MSR deferred tax liabilities.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $365 million at September 30, 2023 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2023 and December 31, 2022, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $545 million and $624 million as of September 30, 2023 and December 31, 2022, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $332 million and $398 million as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, $27.9 million and $16.8 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the nine months ended September 30, 2023 and 2022, $66.9 million and $45.6 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,024 at September 30, 2023 and $1,209 at December 31, 2022	$14,148	$18,674
Credit card commitments and financial guarantees	414	379
Letters of credit, including unsecured letters of credit of $4 at September 30, 2023 and $7 at December 31, 2022	246	265
Total	$14,808	$19,318

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $38 million and $47 million as of September 30, 2023 and December 31, 2022, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $70 million and $117 million as of September 30, 2023 and December 31, 2022, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of September 30, 2023 and December 31, 2022. The Company does not have a single external customer from which it derives 10% or more of its revenues. Commercial and industrial loans made up 37% and 40% of total HFI loans as of September 30, 2023 and December 31, 2022, respectively. The Company's loan portfolio also includes credit exposure to the CRE market. As of September 30, 2023 and December 31, 2022, CRE non-owner occupied loans accounted for approximately 20% and 18% of total loans HFI, respectively. In addition, approximately $2.6 billion, or 5.3%, of total loans HFI consisted of CRE non-owner occupied office loans as of September 30, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects, with the vast majority located in suburban locations. Construction and land loans were 9% and 8% of total loans HFI as of September 30, 2023 and December 31, 2022, respectively.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, other offices, and data facility centers. Operating lease costs totaled $7.0 million and $21.5 million during the three and nine months ended September 30, 2023, compared to $6.2 million and $18.3 million for the three and nine months ended September 30, 2022. Other lease costs, which include common area maintenance, parking, and taxes, and were included as occupancy expense, totaled $1.5 million and $4.0 million during the three and nine months ended September 30, 2023, compared to $1.2 million and $3.3 million for the three and nine months ended September 30, 2022.

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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Unrealized (losses) gains	$(1.6)	$2.1	$3.6	$7.7
Changes included in OCI, net of tax	(1.2)	1.6	2.7	5.8
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
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2023	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$2,165	$—	$2,165
Commercial MBS issued by GSEs	—	199	—	199
Corporate debt securities	—	360	—	360
Private label residential MBS	—	1,068	—	1,068
Residential MBS issued by GSEs	—	1,858	—	1,858
Tax-exempt	—	775	—	775
U.S. Treasury securities	3,198	—	—	3,198
Other	28	38	—	66
Total AFS debt securities	$3,226	$6,463	$—	$9,689
Equity securities
CRA investments	24	—	—	24
Preferred stock	97	—	—	97
Total equity securities	$121	$—	$—	$121
Loans HFS (2)	$—	$1,731	$3	$1,734
MSRs	—	—	1,233	1,233
Derivative assets (1)	—	192	3	195
Liabilities:
Junior subordinated debt (3)	$—	$—	$59	$59
Derivative liabilities (1)	—	41	6	47
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $128 million as of September 30, 2023 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $66 million and $25 million, respectively.
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$(57.3)	$(61.8)	$(62.5)	$(67.4)
Change in fair value (1)	(1.6)	2.1	3.6	7.7
Ending balance	$(58.9)	$(59.7)	$(58.9)	$(59.7)
(1)Unrealized (losses) gains attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(1.2) million and $1.6 million for three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	September 30, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$59	Discounted cash flow	Implied credit rating of the Company	9.88%

	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.13%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2023 and December 31, 2022 was the implied credit risk for the Company. The implied credit risk spread as of

September 30, 2023 was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes. As of December 31, 2022, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.
As of September 30, 2023, the Company estimates the discount rate at 9.88%, which represents an implied credit spread of 4.48% plus three-month SOFR (5.40%). As of December 31, 2022, the Company estimated the discount rate at 8.13%, which was a 3.36% credit spread plus three-month LIBOR (4.77%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	MSRs	Net IRLCs (1)	MSRs	Net IRLCs (1)
	(in millions)
Balance, beginning of period	$1,007	$2	$1,148	$2
Purchases and additions	266	4,616	653	11,772
Sales and payments	(112)	—	(611)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(4,619)	—	(11,773)
Change in fair value	98	(2)	114	(4)
Mark to market adjustments	—	—	4	—
Realization of cash flows	(26)	—	(75)	—
Balance, end of period	$1,233	$(3)	$1,233	$(3)
Changes in unrealized gains for the period (2)	$97	$(3)	$128	$(3)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	MSRs	Net IRLCs (1)	MSRs	Net IRLCs (1)
	(in millions)
Balance, beginning of period	$826	$12	$698	$9
Purchases and additions	180	5,205	578	16,104
Sales and payments	—	—	(350)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(5,235)	—	(16,099)
Change in fair value	63	(10)	206	(42)
Realization of cash flows	(25)	—	(88)	—
Balance, end of period	$1,044	$(28)	$1,044	$(28)
Changes in unrealized gains for the period (2)	$62	$(28)	$150	$(28)
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		September 30, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	88 - 252	233
	Conditional prepayment rate (1)	8.6% - 18.4%	13.7%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	33.9
	Cost to service	$93 - $100	$94
IRLCs:	Servicing fee multiple	3.2 - 5.8	4.5
	Pull-through rate	76% - 100%	91%

		December 31, 2022
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	190 - 621	378
	Conditional prepayment rate (1)	8.5% - 18.5%	13.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	33.2
	Cost to service	$87 - $94	$90
IRLCs:	Servicing fee multiple	2.9 - 5.5	4.3
	Pull-through rate	69% - 100%	89%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	September 30, 2023			December 31, 2022
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$1,732	$1,705	$27	$1,172	$1,138	$34
90 days or more delinquent	2	3	(1)	1	1	—
Total	$1,734	$1,708	$26	$1,173	$1,139	$34

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of September 30, 2023:
Loans HFI	$367	$—	$—	$367
Other assets acquired through foreclosure	8	—	—	8
As of December 31, 2022:
Loans HFI	$295	$—	$—	$295
Other assets acquired through foreclosure	11	—	—	11
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$367	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$295	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $367 million and $295 million at September 30, 2023 and December 31, 2022, respectively, net of a specific ACL of $5 million and $7 million at September 30, 2023 and December 31, 2022, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $8 million and $11 million of such assets at September 30, 2023 and December 31, 2022, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,401	$—	$1,140	$—	$1,140
AFS	9,689	3,226	6,463	—	9,689
Equity	121	121	—	—	121
Derivative assets (1)	195	—	192	3	195
Loans HFS	1,766	—	1,743	22	1,765
Loans HFI, net	49,120	—	—	45,202	45,202
Mortgage servicing rights	1,233	—	—	1,233	1,233
Accrued interest receivable	348	—	348	—	348
Financial liabilities:
Deposits	$54,287	$—	$54,297	$—	$54,297
Other borrowings	8,745	—	8,659	—	8,659
Qualifying debt	890	—	680	71	751
Derivative liabilities (1)	47	—	41	6	47
Accrued interest payable	176	—	176	—	176
(1)    Derivative assets and liabilities exclude margin of $66 million and $25 million, respectively.

	December 31, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,289	$—	$1,112	$—	$1,112
AFS	7,092	24	7,068	—	7,092
Equity securities	160	135	25	—	160
Derivative assets (1)	51	—	42	5	47
Loans HFS	1,184	—	1,172	1	1,173
Loans HFI, net	51,552	—	—	47,679	47,679
Mortgage servicing rights	1,148	—	—	1,148	1,148
Accrued interest receivable	357	—	357	—	357
Financial liabilities:
Deposits	$53,644	$—	$54,297	$—	$54,297
Other borrowings	6,299	—	6,261	—	6,261
Qualifying debt	893	—	735	75	810
Derivative liabilities (1)	40	—	36	3	39
Accrued interest payable	35	—	35	—	35
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at September 30, 2023 and December 31, 2022 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at September 30, 2023 and December 31, 2022.

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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2023:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$14,920	$11	$125	$14,784
Loans HFS	1,766	—	1,766	—
Loans HFI, net of deferred fees and costs	49,447	28,720	20,727	—
Less: allowance for credit losses	(327)	(277)	(50)	—
Net loans HFI	49,120	28,443	20,677	—
Other assets acquired through foreclosure, net	8	8	—	—
Goodwill and other intangible assets, net	672	292	380	—
Other assets	4,405	409	1,902	2,094
Total assets	$70,891	$29,163	$24,850	$16,878
Liabilities:
Deposits	$54,287	$22,643	$25,094	$6,550
Borrowings and qualifying debt	9,635	9	2,164	7,462
Other liabilities	1,223	136	264	823
Total liabilities	65,145	22,788	27,522	14,835
Allocated equity:	5,746	2,672	1,805	1,269
Total liabilities and stockholders' equity	$70,891	$25,460	$29,327	$16,104
Excess funds provided (used)	—	(3,703)	4,477	(774)

Income Statement:
Three Months Ended September 30, 2023:	(in millions)
Net interest income	$587.0	$331.5	$243.8	$11.7
Provision for (recovery of) credit losses	12.1	14.1	(3.0)	1.0
Net interest income after provision for credit losses	574.9	317.4	246.8	10.7
Non-interest income	129.2	25.9	89.4	13.9
Non-interest expense	426.2	147.2	267.3	11.7
Income before income taxes	277.9	196.1	68.9	12.9
Income tax expense (benefit)	61.3	64.9	28.8	(32.4)
Net income	$216.6	$131.2	$40.1	$45.3

Nine Months Ended September 30, 2023:	(in millions)
Net interest income	$1,747.2	$1,077.5	$647.8	$21.9
Provision for credit losses	53.3	29.7	0.4	23.2
Net interest income (expense) after provision for credit losses	1,693.9	1,047.8	647.4	(1.3)
Non-interest income	190.2	(40.1)	226.6	3.7
Non-interest expense	1,161.5	430.9	691.6	39.0
Income (loss) before provision for income taxes	722.6	576.8	182.4	(36.6)
Income tax expense (benefit)	148.1	125.1	39.4	(16.4)
Net income (loss)	$574.5	$451.7	$143.0	$(20.2)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2022:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$9,803	$12	$—	$9,791
Loans held for sale	1,184	—	1,184	—
Loans, net of deferred fees and costs	51,862	31,414	20,448	—
Less: allowance for credit losses	(310)	(262)	(48)	—
Total loans	51,552	31,152	20,400	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	680	293	387	—
Other assets	4,504	435	2,180	1,889
Total assets	$67,734	$31,903	$24,151	$11,680
Liabilities:
Deposits	$53,644	$29,494	$18,492	$5,658
Borrowings and qualifying debt	7,192	27	340	6,825
Other liabilities	1,542	83	656	803
Total liabilities	62,378	29,604	19,488	13,286
Allocated equity:	5,356	2,684	1,691	981
Total liabilities and stockholders' equity	$67,734	$32,288	$21,179	$14,267
Excess funds provided (used)	—	385	(2,972)	2,587

Income Statements:
Three Months Ended September 30, 2022:	(in millions)
Net interest income	$602.1	$413.0	$235.0	$(45.9)
Provision for credit losses	28.5	19.9	7.6	1.0
Net interest income (expense) after provision for credit losses	573.6	393.1	227.4	(46.9)
Non-interest income	61.8	16.1	44.2	1.5
Non-interest expense	305.8	111.0	178.4	16.4
Income (loss) before income taxes	329.6	298.2	93.2	(61.8)
Income tax expense (benefit)	65.6	71.0	22.3	(27.7)
Net income (loss)	$264.0	$227.2	$70.9	$(34.1)

Nine Months Ended September 30, 2022:	(in millions)
Net interest income	$1,576.6	$1,118.3	$637.7	$(179.4)
Provision for (recovery of) credit losses	65.0	53.1	12.9	(1.0)
Net interest income (expense) after provision for credit losses	1,511.6	1,065.2	624.8	(178.4)
Non-interest income	263.1	51.0	198.0	14.1
Non-interest expense	823.3	341.4	442.5	39.4
Income (loss) before income taxes	951.4	774.8	380.3	(203.7)
Income tax expense (benefit)	187.1	184.4	90.8	(88.1)
Net income (loss)	$764.3	$590.4	$289.5	$(115.6)
17. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees. These revenues totaled $29.6 million and $9.0 million for the three months ended September 30, 2023 and 2022, respectively, and $67.9 million and $34.6 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had no material unsatisfied performance obligations as of September 30, 2023 or December 31, 2022.

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
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. Acquisition and restructure expenses of $0.4 million for the nine months ended September 30, 2022 were included as a component of non-interest expense in the Consolidated Income Statement, all of which were acquisition related costs as defined by ASC 805.
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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) adverse financial market and economic conditions, including the effects of any recession in the United States, the impact of the bank failures that occurred earlier in 2023 and related adverse developments in the banking industry, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflicts in Ukraine and the Middle East; 2) changes in interest rates and increased rate competition; 3) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 4) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 5) exposure to natural and man-made disasters in markets that we operate and the impact of climate change and ESG practices on us and our customers; 6) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; 7) dependency on real estate and events that negatively impact the real estate market; 8) concentrations in certain business lines or product types within our loan portfolio; 9) residual risk retained by us on reference pools covered by credit linked notes; 10) exposure to environmental liabilities related to the properties to which we acquire title; 11) ability to compete in a highly competitive market; 12) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful; 13) uncertainty associated with digital payment initiatives; 14) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 15) ability to meet capital adequacy and liquidity requirements; 16) dependence on low-cost deposits; 17) risks related to representations and warranties made on third-party loan sales; 18) ability to borrow from the FHLB or the FRB; 19) a change in our creditworthiness; 20) information security breaches; 21) reliance on third parties to provide key components of our infrastructure; 22) perpetration of fraud; 23) ability to implement and improve our controls and processes to keep pace with growth; 24) the replacement of LIBOR; 25) risk of operating in a highly regulated industry and our ability to remain in compliance; 26) ability to adapt to technological change; 27) failure to comply with state and federal banking agency laws and regulations; 28) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; and 29) risks related to ownership and price of our common stock; and 30) ability to continue to declare quarterly dividends.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and “Risk Factors” in Part II, Item 1A of this Form 10-Q. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Banking Industry and Market Developments
The bank failures that occurred in early 2023 caused significant disruption in the United States banking industry, particularly among mid-sized banks, such as the Company. The closures of these banks triggered a surge in deposit outflows and stock price volatility at many mid-sized banks.
In response to these bank failures, the FRB announced the BTFP, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. Under this program, the Bank has access to $1.3 billion in borrowing capacity. During the first quarter of 2023, the Company drew $1.3 billion from the BTFP, all of which was outstanding at September 30, 2023.
Additionally, the Department of the Treasury, FRB, and FDIC issued a joint statement, which stated that losses to support uninsured deposits of those failed banks would be recovered via a special assessment on banks. The FDIC has proposed an annual special assessment rate of approximately 12.5 basis points. The assessment base for the special assessments would be equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion from estimated uninsured deposits. The special assessments would be collected over an eight-quarter collection period, at a quarterly special assessment rate of 3.13 basis points, with the first quarterly assessment period beginning on January 1, 2024. The comment period for the proposal ended on July 21, 2023, with a final rule expected later this year. If adopted as proposed, the Company expects to recognize a one-time charge of $62 million.
The recent volatility in the banking industry and other recent regulatory actions have had and may continue to have a material impact on the Company's operations, as further discussed below.
Capital and liquidity
While the Company believes it has sufficient capital, funding, and access to contingent sources of liquidity, the Company has taken several actions to ensure the strength of its capital and liquidity position. These actions included disposition of selected assets, including $821 million of AFS securities and $4.3 billion of loans during the nine months ended September 30, 2023 and increasing its borrowing capacity with the FRB.
The Company's deposit balances stabilized as of March 20, 2023 and from such date through September 30, 2023 deposits increased, and were up $643 million from December 31, 2022. The Company also strengthened its insured deposit ratio from 45% as of December 31, 2022 to 77% as of September 30, 2023. Insured and collateralized deposits as a percentage of total deposits was 82% at September 30, 2023 and 47% at December 31, 2022.
Financial position and results of operations
The Company's financial position and results of operations as of and for the nine months ended September 30, 2023 have been impacted by this disruption. Recent events in the banking industry contributed to the $53.3 million provision for credit losses recognized during the nine months ended September 30, 2023, of which $17.1 million related to a charge-off of a corporate debt security from a financial institution issuer. The Company's actions to strengthen its capital and liquidity position contributed to a $117.3 million pre-tax fair value loss adjustment primarily related to the transfer of loans to HFS, a loss of $26.0 million on sales of investment securities, and a $13.4 million gain on extinguishment of debt. The continued uncertainty regarding the severity and duration of the volatility in the banking industry and related economic effects may continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the recent banking industry volatility is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future. The Company’s net interest margin also may be negatively impacted in future periods if the Company's borrowings remain elevated. These uncertainties and the economic environment will continue to affect earnings, growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.
Depositors in the technology industry were generally considered to be the most impacted by these adverse events and may have greater sensitivity to the recent volatility in the banking industry with potentially longer recovery periods than other types of businesses. The Company's deposit exposure to the technology industry totaled $4.1 billion, or 7.6% of total deposits, as of September 30, 2023.
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
Financial Results Highlights for the Third Quarter of 2023
•Net income available to common stockholders of $213.4 million, compared to $260.8 million for the third quarter 2022
•Diluted earnings per share of $1.97, compared to $2.42 per share for the third quarter 2022
•Net revenue of $716.2 million, compared to $663.9 million for the third quarter 2022, with non-interest expense of $426.2 million, compared to $305.8 million for the third quarter 2022
•PPNR of $290.0 million, down 19.0% from $358.1 million in the third quarter 20221
•Total loans HFI of $49.4 billion, down $2.4 billion, or 4.7%, from December 31, 2022
•Total deposits of $54.3 billion, up $643 million, or 1.2%, from December 31, 2022
•Stockholders' equity of $5.7 billion, an increase of $390 million from December 31, 2022
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.35% of total assets compared to 0.15% at September 30, 2022
•Annualized net loan charge-offs (recoveries) to average loans outstanding of 0.07%, compared to (0.02)% for the third quarter 2022
•Net interest margin of 3.67%, decreased from 3.78% in the third quarter 2022
•Tangible common equity ratio of 6.8%, an increase compared to 5.9% at September 30, 20221
•Book value per common share of $49.78, an increase of 14.7% from $43.39 at September 30, 2022
•Tangible book value per share, net of tax, of $43.66, an increase of $6.50, or 17.5%, from $37.16 at September 30, 20221
•Efficiency ratio of 58.8% in the third quarter 2023, compared to 45.5% in the third quarter 20221
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2023.

1 See Non-GAAP Financial Measures section beginning on page 64.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2023 Adjusted (1)	2022
	(in millions, except per share amounts)
Net income	$216.6	$264.0	$574.5	$670.4	$764.3
Net income available to common stockholders	213.4	260.8	564.9	660.8	754.7
Earnings per share - basic	1.97	2.43	5.22	6.10	7.06
Earnings per share - diluted	1.97	2.42	5.21	6.10	7.03
Return on average assets	1.24%	1.53%	1.09%	1.28%	1.60%
Return on average equity	14.7	20.3	13.5	15.7	20.2
Return on average tangible common equity (1)	17.3	24.9	16.0	18.7	24.8
Net interest margin	3.67	3.78	3.62		3.56
(1) See Non-GAAP Financial Measures section beginning on page 64.

	September 30, 2023	December 31, 2022
	(in millions)
Total assets	$70,891	$67,734
Loans HFS	1,766	1,184
Loans HFI, net of deferred fees and costs	49,447	51,862
Investment securities	11,211	8,541
Total deposits	54,287	53,644
Other borrowings	8,745	6,299
Qualifying debt	890	893
Stockholders' equity	5,746	5,356
Tangible common equity, net of tax (1)	4,781	4,383
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

	September 30, 2023	December 31, 2022
	(dollars in millions)
Nonaccrual loans	$237	$85
Repossessed assets	8	11
Non-performing assets	352	98
Nonaccrual loans to funded loans	0.48%	0.16%
Nonaccrual and repossessed assets to total assets	0.35	0.14
Allowance for loan losses to funded loans	0.66	0.60
Allowance for credit losses to funded loans	0.74	0.69
Net charge-offs to average loans outstanding (1)	0.07	0.00
(1)Annualized on an actual/actual basis for the three months ended September 30, 2023. Actual year-to-date for the year ended December 31, 2022.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $70.9 billion at September 30, 2023 from $67.7 billion at December 31, 2022. The increase in total assets of $3.2 billion, or 4.7%, was driven by an increase in borrowings, which contributed to an increase in investment securities of $2.7 billion and an increase in cash of $2.5 billion. Loans HFI decreased by $2.4 billion, or 4.7%, to $49.4 billion as of September 30, 2023, compared to $51.9 billion as of December 31, 2022. The decrease in loans HFI from December 31, 2022 was driven by the transfer of $6.0 billion of loans HFI to HFS during the first quarter 2023. The Company completed loan dispositions from this transferred loan pool totaling $4.3 billion through September 30, 2023 and transferred all remaining HFS loans back to HFI at the end of the period as a result of a change in management's intentions. By loan type, commercial and industrial loans and residential real estate loans decreased $2.4 billion and $1.1 billion, respectively, from December 31, 2022, partially offset by increases in construction and land development loans and CRE, non-owner occupied loans of $656 million and $491 million, respectively. Loans HFS were up $582 million from $1.2 billion as of December 31, 2022 due to an increase in non-EBO loans.
Total deposits increased $643 million, or 1.2%, to $54.3 billion as of September 30, 2023 from $53.6 billion as of December 31, 2022. By type, the increase in deposits from December 31, 2022 was driven by an increase of $3.7 billion in certificates of deposit and $3.3 billion in interest bearing demand deposits, partially offset by decreases of $4.7 billion in savings and money market accounts and $1.7 billion in non-interest bearing demand deposits.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,026.6	$739.4	$287.2	$2,996.3	$1,803.5	$1,192.8
Interest expense	439.6	137.3	302.3	1,249.1	226.9	1,022.2
Net interest income	587.0	602.1	(15.1)	1,747.2	1,576.6	170.6
Provision for credit losses	12.1	28.5	(16.4)	53.3	65.0	(11.7)
Net interest income after provision for credit losses	574.9	573.6	1.3	1,693.9	1,511.6	182.3
Non-interest income	129.2	61.8	67.4	190.2	263.1	(72.9)
Non-interest expense	426.2	305.8	120.4	1,161.5	823.3	338.2
Income before provision for income taxes	277.9	329.6	(51.7)	722.6	951.4	(228.8)
Income tax expense	61.3	65.6	(4.3)	148.1	187.1	(39.0)
Net income	216.6	264.0	(47.4)	574.5	764.3	(189.8)
Dividends on preferred stock	3.2	3.2	—	9.6	9.6	—
Net income available to common stockholders	$213.4	$260.8	$(47.4)	$564.9	$754.7	$(189.8)
Earnings per share:
Basic	$1.97	$2.43	$(0.46)	$5.22	$7.06	$(1.84)
Diluted	1.97	2.42	(0.45)	5.21	7.03	(1.82)

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net interest income	$587.0	$602.1	$1,747.2	$1,576.6
Total non-interest income	129.2	61.8	190.2	263.1
Net revenue	$716.2	$663.9	$1,937.4	$1,839.7
Total non-interest expense	426.2	305.8	1,161.5	823.3
Pre-provision net revenue	$290.0	$358.1	$775.9	$1,016.4
Less:
Provision for credit losses	12.1	28.5	53.3	65.0
Income tax expense	61.3	65.6	148.1	187.1
Net income	$216.6	$264.0	$574.5	$764.3
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Total non-interest expense	$426.2	$305.8	$1,161.5	$823.3
Divided by:
Total net interest income	587.0	602.1	1,747.2	1,576.6
Plus:
Tax equivalent interest adjustment	8.9	8.5	26.4	24.7
Total non-interest income	129.2	61.8	190.2	263.1
	$725.1	$672.4	$1,963.8	$1,864.4
Efficiency ratio - tax equivalent basis	58.8%	45.5%	59.1%	44.2%

Earnings Per Share, Adjusted
The Company's earnings for the three months ended March 31, 2023 were impacted by significant non-operating losses that were incurred as a result of actions undertaken by the Company to reposition its balance sheet to ensure the strength of its capital and liquidity position in response to the bank failures in early 2023. The following table shows the components used in the calculation of earnings per share for the nine months ended September 30, 2023, adjusted to exclude non-operating items, which management believes is more comparable to historical earnings trends:

Nine Months Ended September 30, 2023	(in millions)
Net income	$574.5
Adjusted for:
Loss on sales of investment securities	26.0
Fair value loss adjustments, net	117.3
Gain on extinguishment of debt	(13.4)
Tax effect of adjustments	(34.0)
Net income, adjusted	$670.4
Dividends on preferred stock	9.6
Net income available to common stockholders, adjusted	$660.8
Weighted average number of common shares outstanding:
Basic	$108.3
Diluted	108.4
Earnings per share, adjusted:
Basic, adjusted	$6.10
Diluted, adjusted	6.10

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

	September 30, 2023	December 31, 2022	September 30, 2022
	(dollars and shares in millions)
Total stockholders' equity	$5,746	$5,356	$5,021
Less:
Goodwill and intangible assets	672	680	682
Preferred stock	295	295	295
Total tangible common stockholders' equity	4,779	4,381	4,044
Plus: deferred tax - attributed to intangible assets	2	2	3
Total tangible common equity, net of tax	$4,781	$4,383	$4,047

Total assets	$70,891	$67,734	$69,165
Less: goodwill and intangible assets, net	672	680	682
Tangible assets	70,219	67,054	68,483
Plus: deferred tax - attributed to intangible assets	2	2	3
Total tangible assets, net of tax	$70,221	$67,056	$68,486

Tangible common equity ratio	6.8%	6.5%	5.9%
Common shares outstanding	109.5	108.9	108.9
Book value per common share	$49.78	$46.47	$43.39
Tangible book value per common share, net of tax	43.66	40.25	37.16

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Net income available to common stockholders	$213.4	$260.8	$564.9	$754.7
Divided by:
Average stockholders' equity	5,854	5,150	5,699	5,054
Less:
Average goodwill and intangible assets	673	694	676	690
Average preferred stock	295	295	295	295
Average tangible common equity	4,886	4,161	4,728	4,069
Return on average tangible common equity (1)	17.3%	24.9%	16.0%	24.8%
(1)    Using adjusted net income available to common stockholders of $660.8 million, return on average tangible common equity was 18.7% for the nine months ended September 30, 2023.

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

	September 30, 2023	December 31, 2022
	(dollars in millions)
Common equity tier 1:
Common equity	$5,475	$5,097
Less:
Non-qualifying goodwill and intangibles	661	672
Disallowed deferred tax asset	6	12
AOCI related adjustments	(738)	(664)
Unrealized gain on changes in fair value liabilities	6	4
Common equity tier 1	$5,540	$5,073
Divided by: Risk-weighted assets	$52,447	$54,461
Common equity tier 1 ratio	10.6%	9.3%

Common equity tier 1	$5,540	$5,073
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$5,916	$5,449
Divided by: Tangible average assets	$69,296	$69,814
Tier 1 leverage ratio	8.5%	7.8%

Total capital:
Tier 1 capital	$5,916	$5,449
Plus:
Subordinated debt	818	817
Adjusted allowances for credit losses	344	320
Tier 2 capital	1,162	1,137

Total capital	$7,078	$6,586
Total capital ratio	13.5%	12.1%

Classified assets to tier 1 capital plus allowance:
Classified assets	$639	$393
Divided by: Tier 1 capital	5,916	5,449
Plus: Adjusted allowances for credit losses	344	320
Total Tier 1 capital plus adjusted allowances for credit losses	$6,260	$5,769
Classified assets to tier 1 capital plus allowance	10.2%	6.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$3,069	$47.3	6.11%	$3,993	$49.0	4.87%
Loans held for investment:
Commercial and industrial	16,855	324.3	7.70	21,551	282.1	5.25
CRE - non-owner-occupied	9,950	196.1	7.83	8,128	111.4	5.44
CRE - owner-occupied	1,790	26.4	5.97	1,839	23.3	5.12
Construction and land development	4,545	110.3	9.63	3,471	59.5	6.80
Residential real estate	14,914	155.0	4.12	15,125	130.9	3.43
Consumer	73	1.4	7.43	63	0.8	5.32
Total loans HFI (1), (2), (3)	48,127	813.5	6.73	50,177	608.0	4.84
Securities:
Securities - taxable	8,272	101.1	4.85	6,680	56.4	3.35
Securities - tax-exempt	2,103	21.7	5.12	2,047	19.5	4.73
Total securities (1)	10,375	122.8	4.91	8,727	75.9	3.66
Cash and other	2,911	43.0	5.87	1,239	6.5	2.07
Total interest earning assets	64,482	1,026.6	6.37	64,136	739.4	4.62
Non-interest earning assets
Cash and due from banks	279			242
Allowance for credit losses	(334)			(282)
Bank owned life insurance	184			180
Other assets	4,513			4,100
Total assets	$69,124			$68,376
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$12,947	$98.9	3.03%	$8,466	$24.5	1.15%
Savings and money market accounts	13,832	106.3	3.05	18,515	44.5	0.95
Certificates of deposit	9,125	111.0	4.83	2,843	8.6	1.19
Total interest-bearing deposits	35,904	316.2	3.49	29,824	77.6	1.03
Short-term borrowings	6,260	97.2	6.16	4,136	27.0	2.59
Long-term debt	764	16.7	8.68	1,228	23.8	7.69
Qualifying debt	888	9.5	4.26	891	8.9	3.94
Total interest-bearing liabilities	43,816	439.6	3.98	36,079	137.3	1.51
Interest cost of funding earning assets			2.70			0.84
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	18,402			25,865
Other liabilities	1,052			1,282
Stockholders’ equity	5,854			5,150
Total liabilities and stockholders' equity	$69,124			$68,376
Net interest income and margin (4)		$587.0	3.67%		$602.1	3.78%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.9 million and $8.5 million for the three months ended September 30, 2023 and 2022, respectively.
(2)Included in the yield computation are net loan fees of $28.0 million and $31.9 million for the three months ended September 30, 2023 and 2022, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$3,858	$183.8	6.37%	$4,939	$142.5	3.86%
Loans HFI:
Commercial and industrial	17,669	994.7	7.59	19,553	653.5	4.53
CRE - non-owner occupied	9,743	546.2	7.50	7,328	267.6	4.89
CRE - owner occupied	1,805	76.2	5.76	1,844	68.8	5.08
Construction and land development	4,399	307.1	9.34	3,301	148.9	6.03
Residential real estate	15,250	438.8	3.85	13,087	325.0	3.32
Consumer	73	3.9	7.14	58	2.0	4.57
Total loans HFI (1), (2), (3)	48,939	2,366.9	6.49	45,171	1,465.8	4.37
Securities:
Securities - taxable	7,609	267.7	4.70	6,300	127.5	2.71
Securities - tax-exempt	2,094	63.6	5.08	2,067	55.7	4.51
Total securities (1)	9,703	331.3	4.79	8,367	183.2	3.14
Other	2,941	114.3	5.20	1,646	12.0	0.97
Total interest earning assets	65,441	2,996.3	6.18	60,123	1,803.5	4.06
Non-interest earning assets
Cash and due from banks	268			250
Allowance for credit losses	(321)			(270)
Bank owned life insurance	183			180
Other assets	4,600			3,724
Total assets	$70,171			$64,007
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$11,800	$247.4	2.80%	$8,188	$35.2	0.57%
Savings and money market accounts	15,006	308.9	2.75	18,474	70.6	0.51
Certificates of deposit	7,437	242.6	4.36	2,271	13.0	0.76
Total interest-bearing deposits	34,243	798.9	3.12	28,933	118.8	0.55
Short-term borrowings	8,578	355.2	5.54	2,745	37.4	1.82
Long-term debt	953	66.7	9.36	930	44.8	6.45
Qualifying debt	892	28.3	4.24	893	25.9	3.87
Total interest-bearing liabilities	44,666	1,249.1	3.74	33,501	226.9	0.91
Interest cost of funding earning assets			2.56			0.50
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	18,534			24,269
Other liabilities	1,272			1,183
Stockholders’ equity	5,699			5,054
Total liabilities and stockholders' equity	$70,171			$64,007
Net interest income and margin (4)		$1,747.2	3.62%		$1,576.6	3.56%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $26.4 million and $24.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Included in the yield computation are net loan fees of $100.4 million and $97.4 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 versus 2022			2023 versus 2022
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$(14.2)	$12.5	$(1.7)	$(51.5)	$92.8	$41.3
Loans:
Commercial and industrial	(90.4)	132.6	42.2	(106.0)	447.2	341.2
CRE - non-owner occupied	35.9	48.8	84.7	135.4	143.2	278.6
CRE - owner-occupied	(0.7)	3.8	3.1	(1.6)	9.0	7.4
Construction and land development	26.1	24.7	50.8	76.7	81.5	158.2
Residential real estate	(2.2)	26.3	24.1	62.2	51.6	113.8
Consumer	0.2	0.4	0.6	0.8	1.1	1.9
Total loans HFI	(31.1)	236.6	205.5	167.5	733.6	901.1
Securities:
Securities - taxable	19.5	25.2	44.7	46.0	94.2	140.2
Securities - tax-exempt	0.6	1.6	2.2	0.8	7.1	7.9
Total securities	20.1	26.8	46.9	46.8	101.3	148.1
Cash and other	24.7	11.8	36.5	50.3	52.0	102.3
Total interest income	(0.5)	287.7	287.2	213.1	979.7	1,192.8

Interest expense:
Interest-bearing transaction accounts	34.2	40.2	74.4	75.7	136.5	212.2
Savings and money market accounts	(36.0)	97.8	61.8	(71.4)	309.7	238.3
Certificates of deposit	76.4	26.0	102.4	168.5	61.1	229.6
Total deposits	74.6	163.9	238.6	172.9	507.2	680.1
Short-term borrowings	33.0	37.2	70.2	241.5	76.3	317.8
Long-term debt	(10.1)	3.0	(7.1)	1.6	20.3	21.9
Qualifying debt	—	0.6	0.6	—	2.4	2.4
Total interest expense	97.5	204.7	302.3	416.0	606.2	1,022.2

Net change	$(98.0)	$83.0	$(15.1)	$(202.9)	$373.5	$170.6
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2023, interest income was $1.0 billion, an increase of $287.2 million, or 38.8%, compared to $739.4 million for the three months ended September 30, 2022. This increase was primarily the result of a $205.5 million increase in interest income from loans HFI that was driven primarily by higher yields and a $46.9 million increase in interest income from investment securities due to higher investment yields and an increase in the average investment balance of $1.6 billion. Interest income from cash and other also increased $36.5 million due to an increase in cash balances resulting from higher short-term borrowings and the higher rate environment.
For the nine months ended September 30, 2023, interest income was $3.0 billion, an increase of $1.2 billion, or 66.1%, compared to $1.8 billion for the nine months ended September 30, 2022. This increase was primarily the result of higher rates on HFI loans coupled with a $3.8 billion increase in the average balance, which drove a $901.1 million increase in HFI loan interest income for the nine months ended September 30, 2023. An increase in investment yields and in the average investment balance of $1.3 billion resulted in an increase in interest income of $148.1 million, and an increase in cash balances and rates on those balances drove a $102.3 million increase in interest income.
For the three months ended September 30, 2023, interest expense was $439.6 million, an increase of $302.3 million, compared to $137.3 million for the three months ended September 30, 2022. The increase in interest expense was due to an increase in interest expense on deposits of $238.6 million driven by increased interest rates and a $6.1 billion increase in the average interest-bearing deposit balance combined with a $63.1 million increase in interest expense on other borrowings resulting from an increase in average borrowings of $1.7 billion and an increase in borrowing rates.
For the nine months ended September 30, 2023, interest expense was $1.2 billion, an increase of $1.0 billion, compared to $226.9 million for the nine months ended September 30, 2022. Interest expense on deposits increased $680.1 million driven by an increase in deposit rates and an increase in the average interest-bearing deposit balance of $5.3 billion coupled with an increase in the average balance of other borrowings of $5.9 billion, which drove a $339.7 million increase in interest expense.
For the three months ended September 30, 2023, net interest income was $587.0 million, a decrease of $15.1 million, or 2.5%, compared to $602.1 million for the three months ended September 30, 2022. The decrease in net interest income was driven by the higher rate environment and reflects a $7.7 billion increase in average interest-bearing liabilities, partially offset by an increase in yields on interest-earning assets. The decrease in net interest margin of 11 basis points to 3.67% is largely the result of an increase in both the rates and balances of deposits and borrowings, partially offset by higher yields on HFI loans compared to the same period in 2022.
For the nine months ended September 30, 2023, net interest income was $1.7 billion, an increase of $170.6 million, or 10.8%, compared to $1.6 billion for the nine months ended September 30, 2022. The increase in net interest income was driven by the higher rate environment and reflects a $5.3 billion increase in average interest-earning assets, partially offset by an increase of $11.2 billion in average interest-bearing liabilities. The increase in net interest margin of 6 basis points to 3.62% is the result of an increase in loan yields and balances, partially offset by an increase in the balance of deposits and other borrowings and higher rates compared to the same period in 2022.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses of $12.1 million and $53.3 million, respectively, compared to $28.5 million and $65.0 million, respectively, for the three and nine months ended September 30, 2022. The decrease in the provision for credit losses from the three and nine months ended September 30, 2022 is primarily related to a significant decline in loan growth, offset by heightened economic uncertainty, particularly in the commercial real estate market.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(in millions)
Net gain on loan origination and sale activities	$52.0	$14.5	$37.5	$145.7	$78.6	$67.1
Net loan servicing revenue	27.2	23.0	4.2	93.2	109.5	(16.3)
Service charges and fees	23.3	6.5	16.8	53.6	21.1	32.5
Commercial banking related income	5.6	5.1	0.5	17.8	16.0	1.8
Income from equity investments	0.5	4.3	(3.8)	2.6	13.6	(11.0)
(Loss) gain on recovery from credit guarantees	(4.0)	0.4	(4.4)	0.5	11.7	(11.2)
Gain (loss) on sales of investment securities	0.1	—	0.1	(26.0)	6.7	(32.7)
Fair value gain (loss) adjustments, net	17.8	(2.8)	20.6	(117.3)	(19.4)	(97.9)
Other income	6.7	10.8	(4.1)	20.1	25.3	(5.2)
Total non-interest income	$129.2	$61.8	$67.4	$190.2	$263.1	$(72.9)
Total non-interest income for the three months ended September 30, 2023 compared to the same period in 2022 increased $67.4 million. The increase in non-interest income from the three months ended September 30, 2022 was primarily driven by a net increase in mortgage banking income as net gain on loan origination and sale activities increased $37.5 million from higher production volume and spreads, a net fair value gain adjustment of $17.8 million related to HFS loans, compared to a net fair value loss adjustment of $2.8 million on equity securities in the prior year, and an increase of $16.8 million in service charges and fees.

Total non-interest income for the nine months ended September 30, 2023 compared to the same period in 2022 decreased $72.9 million. The decrease in non-interest income was primarily driven by non-operating charges incurred during the first quarter 2023 following the execution of the Company's balance sheet repositioning strategy, which included sales of selected loans and investment securities and the transfer of $6.0 billion of loans HFI to HFS. Consequently, during the nine months ended September 30, 2023, the Company recognized net fair value loss adjustments totaling $117.3 million primarily related to the transfer of loans to HFS and a net loss of $26.0 million on sales of investment securities. These decreases were offset in part by a net increase in mortgage banking income of $50.8 million from higher production volume and spreads.
Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(in millions)
Salaries and employee benefits	$137.2	$136.5	$0.7	$431.7	$413.8	$17.9
Deposit costs	127.8	56.2	71.6	305.7	83.6	222.1
Data processing	33.9	21.8	12.1	88.9	59.1	29.8
Insurance	33.1	8.1	25.0	81.8	22.2	59.6
Legal, professional, and directors' fees	28.3	24.8	3.5	77.8	73.9	3.9
Occupancy	16.8	13.9	2.9	48.7	39.7	9.0
Loan servicing expenses	11.9	15.2	(3.3)	44.1	40.7	3.4
Loan acquisition and origination expenses	5.6	5.8	(0.2)	15.6	18.7	(3.1)
Business development and marketing	4.9	5.0	(0.1)	15.1	14.8	0.3
Gain on extinguishment of debt	—	—	—	(13.4)	—	(13.4)
Other expense	26.7	18.5	8.2	65.5	56.8	8.7
Total non-interest expense	$426.2	$305.8	$120.4	$1,161.5	$823.3	$338.2
Total non-interest expense for the three months ended September 30, 2023 increased $120.4 million compared to the same period in 2022. The increase in non-interest expense was primarily driven by an increase in deposit and insurance costs. The increase in deposit costs from the prior year relates primarily to higher average ECR rates, while the increase in insurance costs is due to elevated insured and brokered deposit levels.
Total non-interest expense for the nine months ended September 30, 2023 increased $338.2 million compared to the same period in 2022. The increase in non-interest expense for this period was also primarily driven by increases in deposit and insurance costs and are due to the same factors discussed above for the three-month comparable period, with the addition that the increase in deposit costs for the nine-month comparable period is also related to an increase in overall deposits since 2022.
Income Taxes
The Company's effective tax rate was 22.1% and 19.9% for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company's effective tax rate was 20.5% and 19.7%, respectively. The increase in the three-month and nine-month effective tax rate was primarily due to an increase in nondeductible discrete items.

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
The following tables present selected operating segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2023	(in millions)
Loans HFI, net of deferred loan fees and costs	$49,447	$28,720	$20,727	$—
Deposits	54,287	22,643	25,094	6,550

At December 31, 2022
Loans HFI, net of deferred loan fees and costs	$51,862	$31,414	$20,448	$—
Deposits	53,644	29,494	18,492	5,658

Three Months Ended September 30, 2023	(in millions)
Pre-tax income	$277.9	$196.1	$68.9	$12.9

Nine Months Ended September 30, 2023
Pre-tax income (loss)	$722.6	$576.8	$182.4	$(36.6)

Three Months Ended September 30, 2022
Pre-tax income (loss)	$329.6	$298.2	$93.2	$(61.8)

Nine Months Ended September 30, 2022
Pre-tax income (loss)	$951.4	$774.8	$380.3	$(203.7)

BALANCE SHEET ANALYSIS
Total assets increased $3.2 billion to $70.9 billion at September 30, 2023, compared to $67.7 billion at December 31, 2022. The increase in total assets was driven by an increase in borrowings, which contributed to an increase in investment securities of $2.7 billion as well an increase in cash of $2.5 billion. Loans HFI decreased by $2.4 billion, or 4.7%, to $49.4 billion as of September 30, 2023, compared to $51.9 billion as of December 31, 2022. The decrease in loans HFI from December 31, 2022 was driven by the transfer of $6.0 billion of loans HFI to HFS during the first quarter 2023. The Company completed loan dispositions from this transferred loan pool totaling $4.3 billion through September 30, 2023 and transferred all remaining HFS loans back to HFI at the end of the period as a result of a change in management's intentions. By loan type, commercial and industrial loans and residential real estate loans decreased $2.4 billion and $1.1 billion, respectively, from December 31, 2022, partially offset by increases in construction and land development loans and CRE, non-owner occupied loans of $656 million and $491 million, respectively. Loans HFS increased $582 million from $1.2 billion as of December 31, 2022 due to an increase in non-EBO loans.
Total liabilities increased $2.8 billion to $65.1 billion at September 30, 2023, compared to $62.4 billion at December 31, 2022. The increase in liabilities is due primarily to an increase in borrowings and an increase in total deposits of $643 million, or 1.2%, to $54.3 billion. By type, the increase in deposits from December 31, 2022 was driven by increases of $3.7 billion in certificates of deposit and $3.3 billion in interest bearing demand deposits, partially offset by a decrease of $4.7 billion in savings and money market accounts and $1.7 billion in non-interest bearing demand deposits. Other borrowings increased $2.4 billion from December 31, 2022 due to an increase in short-term borrowings.
Total stockholders’ equity of $5.7 billion at September 30, 2023 increased by $390 million, or 7.3%, from December 31, 2022. The increase in stockholders' equity is primarily a function of net income, offset by quarterly dividends to common and preferred stockholders and unrealized fair value losses on AFS securities recorded net of tax in other comprehensive income.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	September 30, 2023	December 31, 2022	Increase (Decrease)
	(in millions)
Debt securities
CLO	$2,165	$2,706	$(541)
Commercial MBS issued by GSEs	199	97	102
Corporate debt securities	360	390	(30)
Private label residential MBS	1,257	1,397	(140)
Residential MBS issued by GSEs	1,858	1,740	118
Tax-exempt	1,987	1,982	5
U.S. Treasury securities	3,198	—	3,198
Other	66	69	(3)
Total debt securities	$11,090	$8,381	$2,709

Equity securities
Common stock	$—	$3	$(3)
CRA investments	24	49	(25)
Preferred stock	97	108	(11)
Total equity securities	$121	$160	$(39)

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. These loans have historically made up the entire balance of loans HFS. However, as part of the Company's balance sheet repositioning strategy, the Company transferred $5.9 billion of loans, net of a fair value loss adjustment (primarily commercial and industrial loans) to HFS as of March 31, 2023. The Company completed loan dispositions from this transferred loan pool totaling $4.3 billion through September 30, 2023 and transferred all remaining HFS loans back to HFI at the end of the period as a result of a change in management's intentions. As of September 30, 2023, the loans HFS balance totaled $1.8 billion, compared to $1.2 billion at December 31, 2022, an increase of $582 million primarily related to an increase in non-EBO loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2023	December 31, 2022	Increase (Decrease)
	(in millions)
Warehouse lending	$6,439	$5,561	$878
Municipal & nonprofit	1,474	1,524	(50)
Tech & innovation	2,254	2,293	(39)
Equity fund resources	1,034	3,717	(2,683)
Other commercial and industrial	7,317	7,793	(476)
CRE - owner occupied	1,624	1,656	(32)
Hotel franchise finance	3,837	3,807	30
Other CRE - non-owner occupied	5,952	5,457	495
Residential	13,301	13,996	(695)
Residential - EBO	1,343	1,884	(541)
Construction and land development	4,652	3,995	657
Other	220	179	41
Total loans HFI	49,447	51,862	(2,415)
Allowance for credit losses	(327)	(310)	(17)
Total loans HFI, net of allowance	$49,120	$51,552	$(2,432)
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $112 million and $141 million reduced the carrying value of loans as of September 30, 2023 and December 31, 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $177 million and $195 million increased the carrying value of loans as of September 30, 2023 and December 31, 2022, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of September 30, 2023 and December 31, 2022, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 37% and 40% of total loans HFI as of September 30, 2023 and December 31, 2022, respectively.
The Company’s loan portfolio also includes credit exposure to the CRE market as CRE-non-owner occupied loans accounted for approximately 20% and 18% of total loans HFI at September 30, 2023 and December 31, 2022, respectively. Approximately $2.6 billion, or 5.3%, of total loans HFI consisted of CRE non-owner occupied office loans as of September 30, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations with Central Business District or downtown exposure totaling approximately 3% and midtown exposure totaling approximately 9% of office loans.
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
In addition, construction and land loans were 9% and 8% of total loans HFI at September 30, 2023 and December 31, 2022, respectively.
Non-performing Assets
Total non-performing loans increased $257 million to $344 million at September 30, 2023, from $87 million at December 31, 2022.

	September 30, 2023	December 31, 2022
	(dollars in millions)
Total nonaccrual loans (1)	$237	$85
Loans past due 90 days or more on accrual status (2)	—	—
Accruing restructured loans	107	2
Total nonperforming loans	$344	$87
Other assets acquired through foreclosure, net	$8	$11
Nonaccrual loans to funded loans HFI	0.48%	0.16%
Loans past due 90 days or more on accrual status to funded loans HFI	—	—
(1)Includes loan modifications to borrowers experiencing financial difficulty of $36 million and TDR loans of $12 million at September 30, 2023 and December 31, 2022, respectively.
(2)Excludes government guaranteed residential mortgage loans of $439 million and $582 million at September 30, 2023 and December 31, 2022, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $4.5 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $8.1 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	September 30, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$13	5.5%	0.03%
Tech & innovation	7	3.0	0.01
Other commercial and industrial	69	29.1	0.14
CRE - owner occupied	9	3.8	0.02
Other CRE - non-owner occupied	77	32.5	0.16
Residential	62	26.1	0.12
Total non-accrual loans	$237	100.0%	0.48%

	December 31, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$7	8.2%	0.01%
Tech & innovation	1	1.2	0.00
Other commercial and industrial	24	28.2	0.04
CRE - owner occupied	12	14.1	0.02
Hotel franchise finance	10	11.8	0.02
Other CRE - non-owner occupied	8	9.4	0.02
Residential	19	22.4	0.04
Construction and land development	4	4.7	0.01
Total non-accrual loans	$85	100.0%	0.16%

Restructurings for Borrowers Experiencing Financial Difficulty
The Company adopted the amendments in ASU 2022-02, which eliminated the accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty that were made on or after January 1, 2023.
The following table presents the amortized cost of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(in millions)
Tech & innovation	$—	$—	$7	$7	0.3%
Other commercial and industrial	—	1	12	13	0.2
CRE - owner occupied	—	3	—	3	0.2
Hotel franchise finance	—	20	—	20	0.5
Other CRE - non-owner occupied	—	20	—	20	0.3
Total	$—	$44	$19	$63	0.1%

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$7	$9	0.4%
Other commercial and industrial	—	24	12	36	0.5
CRE - owner occupied	—	3	—	3	0.2
Hotel franchise finance	—	46	—	46	1.2
Other CRE - non-owner occupied	—	48	—	48	0.8
Residential	—	—	1	1	0.0
Construction and land development	—	—	—	—	—
Total	$2	$121	$20	$143	0.3%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2023, modified loans on nonaccrual status totaled $36 million and the remaining $107 million were current with contractual payments.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three and nine months ended September 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $84 million and $176 million, respectively. These modifications were largely payment delays and term extensions, or both.
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
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	September 30, 2023			December 31, 2022
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$4.7	1.4%	13.0%	$8.4	2.7%	10.7%
Municipal & nonprofit	16.7	5.1	3.0	15.9	5.1	3.0
Tech & innovation	32.0	9.8	4.6	30.8	10.0	4.4
Equity fund resources	1.7	0.5	2.1	6.4	2.1	7.2
Other commercial and industrial	69.5	21.2	14.8	85.9	27.7	15.0
CRE - owner occupied	7.7	2.4	3.3	7.1	2.3	3.2
Hotel franchise finance	40.6	12.4	7.8	46.9	15.2	7.4
Other CRE - non-owner occupied	95.7	29.2	12.0	47.4	15.3	10.5
Residential	26.1	8.0	26.9	30.4	9.8	27.0
Residential - EBO	—	—	2.7	—	—	3.6
Construction and land development	29.1	8.9	9.4	27.4	8.8	7.7
Other	3.6	1.1	0.4	3.1	1.0	0.3
Total	$327.4	100.0%	100.0%	$309.7	100.0%	100.0%
During the three months ended September 30, 2023 and 2022, net loan charge-offs (recoveries) to average loans outstanding were 0.07% and (0.02)%, respectively, and 0.06% and 0.00% for the nine months ended September 30, 2023 and 2022, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $37.9 million and $47.0 million at September 30, 2023 and December 31, 2022, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	September 30, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$2	0.3%	0.00%
Municipal & nonprofit	2	18	2.4	0.04
Tech & innovation	15	43	5.8	0.09
Other commercial and industrial	60	151	20.5	0.31
CRE - owner occupied	16	16	2.2	0.03
Hotel franchise finance	6	194	26.3	0.39
Other CRE - non-owner occupied	14	230	31.2	0.47
Residential	132	65	8.8	0.13
Construction and land development	2	18	2.4	0.03
Other	19	1	0.1	0.00
Total	267	$738	100.0%	1.49%

	December 31, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$43	11.3%	0.08%
Tech & innovation	27	81	21.4	0.16
Other commercial and industrial	50	36	9.5	0.07
CRE - owner occupied	8	4	1.0	0.01
Hotel franchise finance	2	26	6.9	0.05
Other CRE - non-owner occupied	9	55	14.5	0.10
Residential	39	20	5.3	0.04
Construction and land development	2	98	25.9	0.19
Other	18	16	4.2	0.03
Total	156	$379	100.0%	0.73%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.2 billion and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively. The increase in MSRs is primarily related to new production of MSRs and valuation gains, partially offset by sales.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	September 30, 2023	December 31, 2022
	(in millions)
FNMA and FHLMC	$52,618	$38,113
GNMA	15,766	31,046
Non-agency	1,877	1,690
Total unpaid principal balance of loans	$70,261	$70,849

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $527 million at September 30, 2023 and December 31, 2022.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company evaluated whether the continued effects from the bank failures earlier in 2023 may give rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. As of September 30, 2023, the Company does not believe that these events or circumstances have significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it is more likely than not that the fair value of the Company and its reporting units exceeds their respective carrying values as of September 30, 2023.
Deferred Tax Assets
As of September 30, 2023, the net DTA balance totaled $365 million, an increase of $54 million from $311 million at December 31, 2022. This overall increase in the net DTA was primarily the result of a decrease in the fair market value of AFS securities and a decrease to MSR deferred tax liabilities.
At September 30, 2023 and December 31, 2022, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $54.3 billion at September 30, 2023, from $53.6 billion at December 31, 2022, an increase of $643 million, or 1.2%. By deposit type, the increase in deposits is attributable to increases in certificates of deposit of $3.7 billion and interest bearing demand deposits of $3.3 billion, partially offset by decreases in savings and money market accounts of $4.7 billion and non-interest bearing demand deposits of $1.7 billion.
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At September 30, 2023 and December 31, 2022, the Company held wholesale brokered deposits of $6.5 billion and $4.8 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At September 30, 2023, the Company had $12.5 billion of reciprocal deposits, compared to $2.8 billion at December 31, 2022. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks and also provides the Company with funding stability and drove the increase in the Company’s insured deposit ratio from 45% at December 31, 2022 to 77% at September 30, 2023 and including collateralized deposits, this ratio increased to 82% at September 30, 2023 from 47% at December 31, 2022.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $17.1 billion and $12.9 billion at September 30, 2023 and December 31, 2022, respectively. The Company incurred $123.7 million and $17.3 million in deposit related costs on these deposits during the three months ended September 30, 2023 and 2022, respectively. The Company incurred $297.1 million and $26.0 million in deposit related costs on these deposits during the nine months ended September 30, 2023 and 2022, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in average earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2023		2022
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$12,947	3.03%	$8,466	1.15%
Savings and money market accounts	13,832	3.05	18,515	0.95
Certificates of deposit	9,125	4.83	2,843	1.19
Total interest-bearing deposits	35,904	3.49	29,824	1.03
Non-interest-bearing demand deposits	18,402	—	25,865	—
Total deposits	$54,306	2.31%	$55,689	0.55%

	Nine Months Ended September 30,
	2023		2022
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$11,800	2.80%	$8,188	0.57%
Savings and money market accounts	15,006	2.75	18,474	0.51
Certificates of deposit	7,437	4.36	2,271	0.76
Total interest-bearing deposits	34,243	3.12	28,933	0.55
Non-interest-bearing demand deposits	18,534	—	24,269	—
Total deposits	$52,777	2.02%	$53,202	0.30%
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of warehouse borrowings, advances from the FHLB, the BTFP, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities and EBO loans, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. Total short-term borrowings increased $3.0 billion to $8.0 billion at September 30, 2023 from $5.0 billion at December 31, 2022. The increase was driven by increases in warehouse and BTFP borrowings of $1.3 billion, EBO repurchase agreements of $481 million, and FHLB advances of $400 million.
Long-Term Borrowings
The Company's long-term borrowings consist of AmeriHome senior notes and credit linked notes, inclusive of issuance costs and fair market value adjustments. At September 30, 2023, the carrying value of long-term borrowings was $763 million, compared to $1.3 billion at December 31, 2022. The decrease in long-term borrowings from December 31, 2022 primarily relates to the payoff of credit linked notes on the Company's mortgage warehouse and equity fund resource loans during the nine months ended September 30, 2023.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2023, the carrying value of qualifying debt was $890 million, compared to $893 million at December 31, 2022.

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
As of September 30, 2023 and December 31, 2022, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
September 30, 2023
WAL	$7,078	$5,916	$52,447	$69,296	13.5%	11.3%	8.5%	10.6%
WAB	6,726	6,158	52,339	69,221	12.9	11.8	8.9	11.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2022
WAL	$6,586	$5,449	$54,461	$69,814	12.1%	10.0%	7.8%	9.3%
WAB	6,280	5,737	54,411	69,762	11.5	10.5	8.2	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of September 30, 2023.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	September 30, 2023
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$1,417	$122
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit are presented in the following table:

September 30, 2023
(in millions)
FHLB:
Borrowing capacity	$12,524
Outstanding borrowings	4,700
Letters of credit	195
Total available credit	$7,629

FRB:
Borrowing capacity	$16,073
Outstanding borrowings (BTFP)	1,300
Total available credit	$14,773

Warehouse borrowings:
Borrowing capacity	$3,000
Outstanding borrowings	1,334
Total available credit	$1,666
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2023, there were $8.9 billion in liquid assets, comprised of $3.5 billion in cash and cash equivalents and $5.4 billion in unpledged marketable securities. At December 31, 2022, the Company maintained $7.7 billion in liquid assets, comprised of $1.1 billion of cash and cash equivalents, $1.1 billion in loans HFS, and $5.5 billion of unpledged marketable securities.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2023, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2023 and 2022, net cash (used in) provided by operating activities was $(669.8) million and $1.5 billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the nine months ended September 30, 2023, the Company's cash balance increased by $1.9 billion as a result of a net decrease in loans, compared to a reduction in cash of $11.7 billion during the nine months ended September 30, 2022 from a net increase in loans. A net increase in investment securities of $2.6 billion and $1.8 billion for the nine months ended September 30, 2023 and 2022, respectively, partially offset the increase to the Company's cash balance during the nine months ended September 30, 2023 and contributed to the reduction during the nine months ended September 30, 2022.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the nine months ended September 30, 2023, net deposits increased $642.9 million, compared to an increase in net deposits of $8.0 billion during the nine months ended September 30, 2022.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $150.0 million, respectively, through one participating financial institution or, a combined total of $200.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2023, the Company had $12.5 billion of total reciprocal deposits.
As of September 30, 2023, the Company has $6.5 billion of wholesale brokered deposits outstanding, excluding reciprocal deposits of $12.5 billion. Although classified as brokered deposits, the Company believes that due to the reciprocal nature of these deposits, these accounts carry a lower risk of withdrawal and deposit volatility. Non-reciprocal brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

During the three months ended September 30, 2023, WAB paid dividends to the Parent of $60 million. During the nine months ended September 30, 2023, WAB and CSI paid dividends to the Parent of $170 million and $100 million, respectively.
Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Bank Term Funding Program
In response to the bank failures that occurred earlier in 2023, the Federal Reserve System has established a BTFP, which is intended to provide additional funding to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year in length to eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations (for example, U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities), which will be valued at par. The U.S. Department of the Treasury will provide $25 billion as credit protection to the Federal Reserve Banks in connection with the BTFP. The goal of the BTFP is to be an additional source of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. The Company has borrowings under the BTFP that totaled $1.3 billion as of September 30, 2023.
FDIC Special Assessment
To recover the loss to the Deposit Insurance Fund arising from the bank failures that occurred earlier in 2023, the FDIC has proposed an annual special assessment rate of approximately 12.5 basis points. The assessment base for the special assessments would be equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion from estimated uninsured deposits. The special assessments would be collected over an eight-quarter collection period, at a quarterly special assessment rate of 3.13 basis points, with the first quarterly assessment period beginning on January 1, 2024. The comment period for the proposal ended on July 21, 2023, with a final rule expected later this year. If adopted as proposed, the Company expects to recognize a one-time charge of $62 million.

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
Management uses various asset/liability strategies to manage the re-pricing characteristics of the Company's assets and liabilities, all of which are designed to ensure that exposure to interest rate fluctuations is limited to within the Company's guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and management of the deployment of its securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources. Derivatives in a hedging relationship are also used to minimize the Company's exposure to changes in benchmark interest rates and volatility of net interest income and EVE to interest rate fluctuations, with their impact reflected in the model results discussed below.
Interest rate risk is addressed by ALCO, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net EVE and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Company manages its balance sheet in part to keep the potential impact on EVE and net interest income within acceptable ranges despite changes in interest rates.
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and net interest income in the event of hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within Board-approved limits or in line with ALCO's proposed reduction. ALCO may also decide that the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's net interest income and EVE exposure limits are approved by the Board on an annual basis, or more often if market conditions warrant. During the nine months ended September 30, 2023, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at September 30, 2023, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate re-set period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price with a certain beta to underlying market rate changes. The Company regularly conducts sensitivity analysis for this assumption to determine the impact on the interest rate risk position. These betas are derived separately by deposit product and are based on both observed and projected market rate and balance trends. Current deposit beta assumptions range between 20% to 90%, depending on product, with an average interest bearing deposit beta of 54%.
This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes that loan and deposit balances remain static and do not change over the course of the year. It does not account for all factors that could impact the Company's results, including changes by management to mitigate interest rate changes or secondary factors, such as changes to the Company's credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment speeds that will differ from the market estimates incorporated in this analysis. These assumptions are inherently uncertain and as a result, actual results may differ from simulated results due to factors such as timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, and changes that vary significantly from the modeled assumptions may have a significant effect on the Company's actual net interest income.
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. A Down 200 scenario in this simulation model is also being presented as of September 30, 2023 as current projections of future market rates include consideration of rate decreases in the current high rate environment. The Company will continue to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
Sensitivity of Net Interest Income

	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shift Scenario	(8.3)%	(4.1)%	3.8%	7.8%
Interest Rate Ramp Scenario	(3.7)%	(2.0)%	1.6%	3.4%
At September 30, 2023, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Economic Value of Equity. The Company measures the impact of market interest rate changes on the NPV of estimated cash flows from its assets, liabilities, and off-balance sheet items, defined as EVE, using a simulation model. The Company's simulation model focuses on parallel interest rate shocks and takes into account assumptions related to loan prepayment trends that are sourced using a combination of third-party prepayment models and internal historical experience, terminal maturity for non-maturity deposits, decay attrition, and pricing sensitivity derived from the Company's data and other internally-developed analysis and models. These assumptions are reviewed at least annually and are adjusted periodically to reflect changes in market conditions and the Company's balance sheet composition. As simulated model results are based on a number of assumptions outlined above, including forecasted market conditions, actual amounts may differ significantly from the projections set forth below should market conditions vary from the underlying assumptions. The Company's EVE model assumptions have not changed from the assumptions used in its June 30, 2023 simulation.
This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. As of September 30, 2023, an Up 300 scenario in this simulation model is no longer being presented, replaced with a Down 200 scenario given rate decline expectations in the current high rate environment. The Company will continue to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2023:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
		(change in basis points from Base)
% Change	15.1%	7.6%	(6.0)%	(10.6)%
At September 30, 2023, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. For additional discussion on how derivatives in a hedging relationship (fair value hedges) are used to manage the Company's interest rate risk, see "Note 11. Derivatives and Hedging Activities" to the Unaudited Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Shortly following the closures of Silicon Valley Bank and Signature Bank, we and certain other banks experienced a brief period of elevated deposit withdrawals. While we cannot know for certain with respect to all withdrawals, we believe the elevated withdrawals were at least in part due to certain perceived similarities between our loan portfolio and deposit gathering activities and those of these banks. Our deposit balances stabilized as of March 20, 2023 and from such date through September 30, 2023 deposits increased, and were up $643 million from December 31, 2022. During this time, we took additional measures to ensure liquidity, strengthen our capital position and increase customer confidence, which included increasing our borrowing capacity with the FRB, selling certain assets and strengthening our insured and collateralized deposit ratio from 47% as of December 31, 2022 to 82% as of September 30, 2023. We have also participated in the BTFP, with $1.3 billion of funds drawn as of September 30, 2023. Although our deposits have stabilized and increased since we experienced the period of elevated withdrawals, we cannot be assured that similar unusual deposit withdrawal activity will not affect banks generally or us in the future. Our net interest margin also may be negatively impacted if the Company’s borrowings remain elevated in future periods.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by financial institutions for liquidity or other purposes will cause actual losses to be realized. Gross unrealized losses on our HTM and AFS investment securities totaled $261 million and $987 million, respectively, as of September 30, 2023. There can be no assurance that there will not be additional bank failures or liquidity concerns in particular segments of the financial services industry or in the U.S. financial system as a whole. The volatility and economic disruption resulting from the bank closures in 2023 have particularly impacted the price of capital stock and other securities issued by financial institutions, including us. Continued uncertainty regarding or worsening of the severity and duration of the volatility in the banking industry and related economic effects may also adversely impact the Company’s estimate of its allowance for credit losses and resulting provision for credit losses.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2023	60	$52.31	—	$—
August 2023	—	—	—	—
September 2023	79	45.71	—	—
Total	139	$48.56	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Consolidated Income Statements for the three months ended September 30, 2023 and September 30, 2022 and nine months ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023 and September 30, 2022 and nine months ended September 30, 2023 and September 30, 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2023 and September 30, 2022 and the nine months September 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 31, 2023	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

October 31, 2023	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

October 31, 2023	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer