Form 10-K
period 2023-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2024-02-28
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $3.79 billion based on the June 30, 2023 closing price of said stock on the New York Stock Exchange ($36.47 per share).
As of February 21, 2024, Western Alliance Bancorporation had 110,180,344 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than statements of historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K:

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
AmeriHome	AmeriHome Mortgage Company, LLC	CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
Aris	Aris Mortgage Holding Company, LLC	DST	Digital Settlement Technologies LLC	WABT	Western Alliance Business Trust
BON	Bank of Nevada	FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
Bridge	Bridge Bank	TPB	Torrey Pines Bank	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	ECR	Earnings credit rates	LGD	Loss Given Default
AFS	Available-for-Sale	EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	LIBOR	London Interbank Offered Rate
ALCO	Asset and Liability Management Committee	EPS	Earnings per Share	LIHTC	Low-Income Housing Tax Credit
AOCI	Accumulated Other Comprehensive Income	ERM	Enterprise Risk Management	MBS	Mortgage-Backed Securities
ASC	Accounting Standards Codification	ESG	Environmental, Social, and Governance	MSA	Metropolitan Statistical Area
ASU	Accounting Standards Update	EVE	Economic Value of Equity	MSR	Mortgage Servicing Right
Basel Committee	Basel Committee on Banking Supervision	Exchange Act	Securities Exchange Act of 1934, as Amended	NBL	National Business Lines
Basel III	Banking Supervision's December 2010 Final Capital Framework	FASB	Financial Accounting Standards Board	NIST	National Institute of Standards and Technology
BHCA	Bank Holding Company Act of 1956	FCRA	Fair Credit Reporting Act of 1971	NOL	Net Operating Loss
BOD	Board of Directors	FDIA	Federal Deposit Insurance Act	NPV	Net Present Value
BOLI	Bank Owned Life Insurance	FDIC	Federal Deposit Insurance Corporation	NYSE	New York Stock Exchange
BSBY	Bloomberg Short Term Bank Yield Index	FFIEC	Federal Financial Institutions Examination Council	OCI	Other Comprehensive Income
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	FHA	Federal Housing Administration	OFAC	Office of Foreign Asset Control
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	FHLB	Federal Home Loan Bank	OREO	Other Real Estate Owned
CBDP	Commercial Banking Development Program	FHLMC	Federal Home Loan Mortgage Corporation	ORMC	Operational Risk Management Committee
CCO	Chief Credit Officer	FICO	The Financing Corporation	PCAOB	Public Company Accounting Oversight Board
CDARS	Certificate Deposit Account Registry Service	First Line	First Line of Defense	PCD	Purchased Credit Deteriorated
CECL	Current Expected Credit Loss	FNMA	Federal National Mortgage Association	PD	Probability of Default
CEO	Chief Executive Officer	FRA	Federal Reserve Act	PPNR	Pre-Provision Net Revenue
CET1	Common Equity Tier 1	FRB	Federal Reserve Bank	ROU	Right of Use
CFO	Chief Financial Officer	FTC	Federal Trade Commission	SEC	Securities and Exchange Commission
CFPB	Consumer Financial Protection Bureau	FVO	Fair Value Option	SERP	Supplemental Executive Retirement Plan
CISO	Chief Information Security Officer	GAAP	U.S. Generally Accepted Accounting Principles	SIEM	Security Information and Event Management
CLO	Collateralized Loan Obligation	GLBA	Gramm-Leach-Bliley Act	SLC	Senior Loan Committee
COSO	Committee of Sponsoring Organizations of the Treadway Commission	GNMA	Government National Mortgage Association	SMC	Security Monitoring Center
COVID-19	Coronavirus Disease 2019	GSE	Government-Sponsored Enterprise	SOFR	Secured Overnight Funding Rate
CRA	Community Reinvestment Act	HELOC	Home Equity Line of Credit	TDR	Troubled Debt Restructuring
CRE	Commercial Real Estate	HFI	Held for Investment	TEB	Tax Equivalent Basis
CSR	Cyber Security Response	HFS	Held for Sale	TSR	Total Shareholder Return
DEI	Diversity, Equity, and Inclusion	HTM	Held-to-Maturity	UPB	Unpaid Principal Balance
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	HUD	U.S. Department of Housing and Urban Development	USDA	United States Department of Agriculture
DTA or DTL	Deferred Tax Asset or Deferred Tax Liability	ICS	Insured Cash Sweep Service	VA	Veterans Affairs
EAD	Exposure at Default	IRLC	Interest Rate Lock Commitment	VIE	Variable Interest Entity
EBO	Early buyout	ISDA	International Swaps and Derivatives Association	XBRL	eXtensible Business Reporting Language

Item 1.Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services to business customers across the country, including mortgage banking services through AmeriHome, treasury management services to the homeowner's association sector, and digital payment services for the class action legal industry. In addition, the Company has the following non-bank subsidiaries: CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy and WATC, which provides corporate trust services and levered loan administration solutions.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 11. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2023, WAL has the following bank subsidiary:

Bank Name	Headquarters	Location Cities	Total Assets	Net Loans	Deposits
			(in millions)
Western Alliance Bank	Phoenix, Arizona	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$70,853	$51,362	$55,689
		Nevada: Carson City, Fallon, Henderson, Las Vegas, Mesquite, Reno, and Sparks
		California: Beverly Hills, Carlsbad, Costa Mesa, Irvine, La Mesa, Los Angeles, Oakland, Pleasanton, San Diego, San Francisco, San Jose, and Woodland Hills

Other: Atlanta, Georgia; Austin, Houston, and Irving, Texas; Boston, Massachusetts; Chicago, Illinois; Columbus, Ohio; Denver, Colorado; Minneapolis, Minnesota; New York, New York; Seattle, Washington; and Tysons, Virginia

WAB has the following significant wholly-owned subsidiaries:
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
Net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segments to the extent the amounts are directly attributable to those segments. Net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. Net income amounts for each reportable segment are further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, number of transactions processed for loans and deposits, and average loan and deposit balances. Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.
Lending Activities
General
Through WAB and its banking divisions and operating subsidiaries, the Company provides a variety of lending products to customers, including the loan types discussed below.
Commercial and Industrial: Commercial and industrial loans comprise 38% and 40% of the Company's HFI loan portfolio as of December 31, 2023 and 2022, respectively. These loans include working capital lines of credit, loans to technology companies, inventory and accounts receivable lines, mortgage warehouse lines, and other commercial loans. Equipment loans and leases, tax-exempt municipalities, and not-for-profit organizations are also categorized as commercial and industrial loans.
Residential: Residential loans comprise 29% and 31% of the Company's loan portfolio as of December 31, 2023 and 2022, respectively. The Company executes flow and bulk residential loan purchases that meet the Company's goals and underwriting criteria through its residential mortgage acquisition program. These loan purchases consist of both conforming and non-conforming loans. Non-conforming loan purchases are considered to be high quality as the borrowers have high FICO scores and the loans generally have low loan-to-values.
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner occupants represent 23% and 21% of the Company's loan portfolio as of December 31, 2023 and 2022, respectively. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. Approximately $2.4 billion, or 4.7%, of total loans HFI consisted of CRE non-owner occupied office loans as of December 31, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations with central business district and midtown exposure totaling approximately 2% and 10% of office loans, respectively.
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
Substantially all of the Company's remaining CRE loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. As of December 31, 2023 and 2022, 16% of the Company's CRE loans were owner occupied. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
Construction and Land Development: Construction and land development loans comprise 10% and 8% of the Company's loan portfolio as of December 31, 2023 and 2022, respectively. This portfolio includes single family and multi-family residential projects, industrial/warehouse properties, office buildings, retail centers, medical office facilities, and residential lot developments. These loans are primarily originated to experienced local and national developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes.
At December 31, 2023, the Company's HFI loan portfolio totaled $50.3 billion, or approximately 71% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(dollars in millions)

Commercial and industrial	$19,103	38.0%	$20,710	39.9%
Commercial real estate - non-owner occupied	9,650	19.2	9,319	18.0
Commercial real estate - owner occupied	1,810	3.6	1,818	3.5
Construction and land development	4,889	9.7	4,013	7.7
Residential real estate	14,778	29.4	15,928	30.7
Consumer	67	0.1	74	0.2
Loans HFI, net of deferred loan fees and costs	$50,297	100.0%	$51,862	100.0%
Allowance for credit losses	(337)		(310)
Net loans HFI	$49,960		$51,552
For additional information regarding loans, see "Note 4. Loans, Leases and Allowance for Credit Losses" in Item 8 or "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Financial Condition – Loans" in Item 7 of this Form 10-K.
The Company adheres to a specific set of credit standards intended to ensure appropriate management of credit risk. Furthermore, the Bank's senior management team plays an active role in monitoring compliance with such standards.
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

Management and monitoring of credit risk for the Company's overall lending portfolio continues to be a high priority. As elevated focus on the evolving industry dynamics facing the CRE market have emerged during the year, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit growth of its CRE portfolio. To this end, and to drive consistency in underwriting, portfolio management, and loan monitoring metrics, in January 2024, the Company aligned its loan committee structures to a product focus, creating new CRE and C&I loan committees, which is a shift away from its former divisional or NBL focused loan committees. The Company has also undertaken efforts during the year to streamline its credit risk monitoring process to enable management to more centrally track and monitor assets. In addition, the Company's credit monitoring strategy continues to be focused on early identification and elevation of potential problem loans. These efforts include increased frequency of meetings with business line owners, early engagement of the Company's special assets group, and inclusion of pass grade loans with a potential for downgrade in asset quality and problem loan meeting discussions.
Loans to One Borrower. In addition to the limits set forth below, subject to certain exceptions, state banking laws generally limit the amount of funds a bank may lend to a single borrower. Under Arizona law, the obligations of one borrower to a bank generally may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Arizona law does not specifically require aggregation of loans to affiliated entities in determining compliance with the lending limit. As a matter of longstanding practice, the Arizona Department of Financial Institutions uses the same aggregation analysis as applied to national banks by the Office of the Comptroller of the Currency.
Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits for its HFI and HFS loan portfolios, which are based on outstanding amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures based on outstanding amounts as of December 31, 2023:

	Percent of Tier 1 Capital and ACL (1)
	Policy Limit	Actual
Loans HFI
CRE	295%	180%
Commercial and industrial	485	299
Construction and land development	85	77
Residential real estate	300	232
Consumer	10	1
Loans HFS
Residential real estate	215	22
(1)    ACL refers to the allowance for credit losses on funded loans.
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
Collection Procedure
Bank personnel are responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past-dues, overdrafts, and loan agreement covenant defaults related to its commercial borrowers. If a commercial borrower fails to make a scheduled payment on a loan, Bank personnel attempt to remedy the deficiency by contacting the borrower and seeking payment. Contact is generally made within 15 business days after the payment becomes past due. The Bank also maintains a special assets department, which generally services and collects loans rated Substandard or worse. Loans deemed uncollectible are charged-off.

Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest (that are not government guaranteed), non-accrual and accruing restructured loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. In addition, the Company considers all loans rated Substandard or worse to be experiencing financial difficulty. A restructured loan is a loan modification for a borrower experiencing financial difficulty. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent non-residential loans with balances greater than $0.5 million every 12 months. The total net realized and unrealized gains and losses on repossessed and other assets was not significant during each of the years ended December 31, 2023, 2022, and 2021. However, losses may be experienced in future periods.
Criticized Assets
Federal bank regulators require banks to classify their assets on a regular basis. In addition, in connection with their examinations of the Bank, examiners have authority to identify problem assets and, if appropriate, re-classify them. A loan grade of "Special Mention" from the Company's internal loan grading system is utilized to identify potential problem assets and loan grades of "Substandard," "Doubtful," and "Loss" are utilized to identify actual problem assets.
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
•“Substandard” (Grade 7): These assets are characterized by well-defined credit weaknesses and carry the distinct possibility the Company will sustain some loss if such weakness or deficiency is not corrected. All loans 90 days or more past due and all loans on non-accrual status are considered at least "Substandard," unless extraordinary circumstances would suggest otherwise.
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
•“Loss” (Grade 9): These assets are considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. This classification does not mean the loan has absolutely no recovery or salvage value, but rather it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.
Allowance for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios as well as off-balance sheet credit exposures. Charge-offs are recorded as a reduction to the ACL and subsequent recoveries of previously charged-off amounts are credited to the ACL. The ACL on funded loans and investment securities are presented as a reduction to the respective asset balance on the Consolidated Balance Sheet. The ACL on unfunded loan commitments is classified in Other liabilities on the Consolidated Balance Sheet. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Estimates – Allowance for Credit Losses” in Item 7 of this Form 10-K.

Investment Activities
The Company has an investment policy, which is approved by the BOD on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with the Company's interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All investment transactions for the Bank and for the holding company during the year ended December 31, 2023 were reviewed by the ALCO and BOD.
The Company's investment policy limits new securities purchases to certain eligible investment types and, in the aggregate, are further subject to the following quantitative limits of the Bank, which are calculated as a percent of CET1, as of December 31, 2023:

Securities Category	Policy Limit	Actual
Held-to-maturity
Tax-exempt low income housing development bonds	35.0%	20.0%
Available-for-sale debt and equity securities
CLO	40.0	22.6
Corporate debt securities	10.0	6.6
High quality liquid assets:
Non‐GNMA	80.0	39.8
GNMA	65.0	6.1
Private label residential MBS	30.0	21.2
Municipal securities and tax-exempt low income housing development bonds (AFS)	20.0	15.2
US treasuries (with maturities less than 1 year)	No limit	65.8
US treasuries & agency notes (with maturities greater than 1 year)	50.0	12.1
CRA	5.0	1.1
Preferred stock	5.0	1.7
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
As of December 31, 2023, the Company's investment securities portfolio totaled $12.7 billion, representing approximately 18% of the Company's total assets, with a significant portion of the portfolio invested in AAA/AA+ rated securities. The average duration, which is a measure of the interest rate sensitivity of the Company's debt securities portfolio, is 4.0 years as of December 31, 2023.

The following table summarizes the carrying value of the Company's investment securities:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt securities
U.S. Treasury securities	$4,853	38.2%	$—	—%
Tax-exempt	2,101	16.5	1,982	23.2
Residential MBS issued by GSEs	1,972	15.5	1,740	20.4
CLO	1,399	11.0	2,706	31.7
Private label residential MBS	1,303	10.2	1,397	16.3
Commercial MBS issued by GSEs	530	4.2	97	1.1
Corporate debt securities	367	2.9	390	4.6
Other	69	0.5	69	0.8
Total debt securities	$12,594	99.0%	$8,381	98.1%

Equity securities
Preferred stock	$100	0.8%	$108	1.3%
CRA investments	26	0.2	49	0.6
Common stock	—	—	3	—
Total equity securities	$126	1.0%	$160	1.9%

Total investment securities	$12,720	100.0%	$8,541	100.0%
As of December 31, 2023 and 2022, the Company also held investments in BOLI of $186 million and $182 million, respectively. BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including demand deposits, checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2023, the deposit portfolio was comprised of 26% non-interest-bearing deposits and 74% interest-bearing deposits.
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
•loan and deposit positions and forecasts, including any concentrations in either; and
•alternative borrowing costs from the FHLB or other sources.

The following table shows the Company's deposit composition:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(in millions)
Non-interest-bearing demand deposits	$14,520	26.2%	$19,691	36.7%
Interest-bearing transaction accounts	15,916	28.8	9,507	17.7
Savings and money market accounts	14,791	26.7	19,397	36.2
Time certificates of deposit ($250,000 or more) (1)	1,478	2.7	1,101	2.0
Other time deposits	8,628	15.6	3,948	7.4
Total deposits	$55,333	100.0%	$53,644	100.0%
(1)    Retail brokered time deposits over $250,000 of $5.8 billion and $2.7 billion as of December 31, 2023 and 2022, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
Although the Company does not pay interest to depositors of non-interest-bearing accounts, earnings credits and referral fees are awarded to some account holders, which offset charges incurred by account holders for other services. Earnings credits and referral fees earned in excess of charges incurred by account holders are recorded in Deposit costs as part of non-interest expense and fluctuate as a result of eligible deposit balances and ECR rates on these deposit balances.
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
Other Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including internet banking, wire transfers, electronic bill payment and presentment, funds transfer and other digital payment offerings, lock box services, courier, and cash management services.
Customer, Product, and Geographic Concentrations
Commercial and industrial loans make up 38% and 40% of the Company's HFI loan portfolio as of December 31, 2023 and 2022, respectively. Residential loans comprise 29% and 31% of the Company's HFI loan portfolio as of December 31, 2023 and 2022, respectively. In addition, 33% and 29% of the Company's HFI loan portfolio at December 31, 2023 and 2022, respectively, was represented by CRE and construction and land development loans. The Company’s CRE business is concentrated primarily in the Company's core footprint states: Arizona, California, and Nevada. Consequently, the Company is dependent on the trends of these regional economies.
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

Human Capital Resources
The Company’s culture is defined by its corporate values of integrity, creativity, teamwork, passion, and excellence. People, Performance, and Possibilities capture the Company's defining values and behaviors that shape our unique culture and how we do business. People are the foundation of the Company and the Company invests in their success by providing expanded opportunities to attract and retain its people. Our people are committed to our clients’ success and, by putting clients first, we create strong stockholder returns. This leads to tremendous possibilities to fuel client growth and support the Company’s communities.
The Company is deeply committed to giving back to the communities where it does business and strives to help low-to-moderate income geographies become healthier and more sustainable communities. Employees are encouraged to dedicate their time and expertise to charitable and civic organizations they are passionate about. In total, employees have volunteered more than 28,000 hours in 2023. The Company is also committed to providing financial support for education, affordable housing, and community development lending and investments.
As of December 31, 2023, the Company employed 3,260 full-time equivalent employees in its branches and loan production offices across the United States, a decrease of 3% from December 31, 2022. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.
Diversity, Equity, and Inclusion
The Company is committed to improving workforce diversity at all levels of the organization and to providing equal opportunity in all aspects of employment. In 2023, the Company continued to make progress towards enhancing its ability to attract and retain a diverse population of employees. The Company has built relationships with community and educational institutions to strengthen its pipelines of talent in underrepresented communities. The Company established an executive-led Opportunity Council, which guides and sponsors DEI initiatives, provides access to leadership, and evaluates organizational and best practice DEI strategies. Overall, the Opportunity Council is focused on accelerating DEI activities and results. One aspect of this work is the active support of Business Resource Groups focused on the career advancement of diverse groups within the Company, such as women, minority groups, and LGBTQIA+ employees. These groups foster opportunities to engage in programs, network with peers, and connect with Bank leadership.
The Company employs a diverse workforce that reflects its communities, which is shown in the Company's ethnic and gender diversity metrics presented in the table below:

	December 31,
	2023	2022	2021
	(as a percentage of total employees)
Employees belonging to an ethnic minority group	44%	43%	44%
Female employees	51	52	55
As of December 31, 2023, 43% of employees that occupied roles involving supervision and management of other employees were women, compared to 44% in the prior year. In addition, at the leadership level, the Company's female and ethnic employees increased to 45% as of December 31, 2023 from 41% in the prior year.
The below table presents the ethnic and gender diversity metrics for the Company's BOD:

	December 31,
	2023	2022	2021
	(as a percentage of total directors)
Directors belonging to an ethnic minority group	15%	21%	15%
Female directors	15	21	15
Recruiting, Retention, and Talent Development
The Company recognizes its success is highly dependent on its ability to attract, retain and develop employees. To foster this development, the Company has created three early talent identification programs, a college internship program, the CBDP, and iLead, with the goal of each program being to enhance management’s ability to promote pathways for growth of future leaders. Campus recruitment initiatives and partnerships also help expand the Company’s pipeline of talent. Within the internship program, college students and recent graduates are paired with leaders across the Company to create a valuable, immersive experience, with an objective of retaining promising interns and creating a pipeline for the CBDP or other roles. The CBDP is an 18-month, on-the-job development program to train successful credit analysts that offers progressive assignments, mentoring, opportunities to learn the business and various aspects of leadership, with the objective of developing future leaders of the Company. The iLead Program is an 18-month program for recent MBA graduates, designed to accelerate the development of high potential mid-career talent in sales or corporate career paths. Additionally, the Company has expanded its sales training and mentoring efforts to foster internal development within its commercial lending teams.
As a growing company, recruiting new talent to the organization is key to the Company’s success and part of that objective includes building a diverse workforce that is representative of the communities the Company serves. In 2023, 47% of WAB’s open positions were filled by external candidates belonging to an ethnic minority group compared to 48% in 2022. The Company has made a commitment to growing the share of its employee population from diverse communities and has experienced success in recent years, although the Company believes there is still an opportunity for additional advancement in this area.
Retaining employees who have been key contributors to the Company's success story remains an important objective. The table below presents the Company's overall employee turnover rate:

	Year ended December 31,
	2023 (1)	2022 (1)	2021
Turnover Rate	14%	17%	19%
(1)Excludes the impact of reductions in workforce during the period.
For 2023 compared to 2022, the turnover rate decreased from 17% to 14%. During 2023, the Company’s workforce was reduced in conjunction with the Company's balance sheet repositioning efforts to align with current business initiatives. This reduction represented 4% of the Company’s 2023 average employees. For 2022, the Company’s residential mortgage banking workforce was reduced to align with lower residential mortgage loan production volumes, which was driven by rising interest rates through 2022.
The table below presents the Company's employee turnover rate by age group:

	Year ended December 31,
Turnover Rate by Age Group	2023 (1)	2022 (1)	2021
Under 30	18%	27%	27%
Between 30-50	14	15	19
Over 50	14	15	16
(1)Excludes the impact of reductions in workforce during the period.
In 2023, 2022 and 2021, the Company's turnover rate was highest among employees in the Under 30 age group.
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
Supervision and Regulation
The Company and its subsidiaries are extensively regulated and supervised under both federal and state laws. A summary description of the laws and regulations that relate to the Company’s operations are discussed in Supervision and Regulation within Item 7 of this Form 10-K.
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
Market and Economic Risks
Our financial performance may be adversely affected by conditions in the financial markets, adverse developments or concerns affecting the financial services industry generally or financial institutions that are similar to us or may be viewed as being similar to us, and economic conditions generally.
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, U.S. government debt default or shutdown, the imposition of tariffs on trade, natural disasters, the emergence of widespread health emergencies or pandemics (such as the COVID-19 pandemic), terrorist attacks, acts of war (such as the military conflicts in Ukraine and the Middle East), or a combination of these or other factors.
The specific impact on us of unfavorable or uncertain economic or market conditions is difficult to predict, could be long or short term, and may be indirect, such as disruptions in our customers' supply chains or a reduction in the demand for their products or services. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:
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
In the U.S. financial services industry, the soundness of financial institutions is closely interrelated. Actual events involving limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system or certain banks, deposit volatility, liquidity issues, credit problems, losses or defaults by other institutions, stock price volatility and other adverse developments. The bank closures in the first half of 2023 led to such disruption and volatility, including deposit outflows, at many mid-sized banks, including us, increasing the need for liquidity. Although bank regulators ensured depositors would have access to all of their money after only one business day of the first such bank closure, including funds held in uninsured deposit accounts, it is not certain bank regulators will treat future bank failures similarly. Additionally, these types of events may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis. Any of these impacts, or any other impacts resulting from the events described above or other related or similar events, could have a material adverse effect on our liquidity and current and/or projected business operations and financial condition and results of operations.
It is possible that the business environment in the U.S., including with respect to the financial services industry, will continue to be challenging or experience recession or additional volatility in the future. There can be no assurance such conditions will improve in the near term or that conditions will not worsen. There also can be no assurance there will not be additional bank failures or liquidity concerns in particular segments of the financial services industry or in the U.S. financial system as a whole. Such conditions or events could adversely affect our business, results of operations, and financial condition.

Changes in interest rates and increased rate competition could adversely affect our profitability, business, and prospects.
Most of our assets and liabilities reprice with changes in interest rates, which subjects us to significant risks from changes in interest rates and can impact our net interest income, mortgage banking revenues, the valuation of our assets and liabilities, and our ability to effectively manage interest rate risk.
We derive a significant amount of revenue from net interest income and, therefore, our net income depends heavily on net interest margin. Net interest margin is the difference between the interest we receive on loans, securities, and other earning assets and the interest we pay on interest-bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, the slope of the interest rate curve, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. In a rising rate environment, the rate of interest we pay on our interest-bearing deposits, borrowings, and other liabilities may increase more quickly than the rate of interest we receive on loans, securities, and other earning assets, which could adversely impact our net interest income and earnings.
Interest rates rose during 2023, resulting in certain of the rising rate environment effects described herein. Specifically, inflation and rapid interest rate increases during 2023 led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities held in an unrealized loss position for liquidity or other purposes will cause actual losses to be realized. Gross unrealized losses on our HTM and AFS investment securities totaled $179 million and $702 million, respectively, as of December 31, 2023. If interest rates continue to increase, our business, financial condition and results of operations may be materially and adversely affected.
Conversely, our earnings also could be adversely affected in a declining rate environment if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities. Because of our relatively high reliance on net interest income, our revenue and earnings are more sensitive to changes in market rates than other financial institutions with more diversified sources of revenue.
Loan volumes may also be affected by market interest rates on loans. Lower interest rates are typically associated with higher loan originations, but also result in higher loan refinancings which can result in lower average loan yields and the loss of future net servicing revenues on residential loans with an associated write-down of MSRs. In contrast, in rising interest rate environments, loan repayment rates generally decline and result in a lower volume of loan originations. In addition to the impact on our lending business, a decrease in loan originations would adversely affect the volume of loans available for purchase by our mortgage warehouse lending platform.
In addition to the potential effects on net interest margin and loan volumes, an increase in the general level of interest rates may affect the ability of certain borrowers to pay interest and principal on their obligations and reduces the amount of non-interest income we can earn due to potentially lower levels of banking business conducted, generally, as well lower levels of servicing, gain on sale, and other revenues generated through our residential mortgage business.
Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI.
We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize changes in fair value in either earnings or AOCI each quarter. Therefore, any increases or decreases in the fair value of these financial instruments will have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including credit spreads, interest rate volatility, liquidity, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting which may cause our earnings and AOCI to be more volatile than what may be suggested by our underlying performance.
Due to the inherent risk associated with accounting estimates, our ACL may be insufficient, which could require us to raise additional capital or otherwise adversely affect our financial condition and results of operations.
Credit losses are an inherent risk in the business of making loans. Management makes various assumptions and judgments about the collectability of our loan portfolio and maintains an ACL estimated to cover expected losses over the life of the loans in our portfolio. The measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, loan underwriting policies, historical loan loss experience, and reasonable and supportable forecasts. In addition, with the exception of residential loans, we individually evaluate all loans identified as problem loans with a total commitment of $1.0 million or more, and establish an allowance based upon our estimation of the potential loss associated with those problem loans. Additions to the ACL recorded through provision for credit losses decrease our net income. If management’s assumptions and judgments are incorrect or if economic conditions worsen compared to forecast, our actual credit losses may exceed our ACL.

At December 31, 2023, our ACL on funded loans and loss contingency on unfunded loan commitments and letters of credit totaled $336.7 million and $31.6 million, respectively. Deterioration in the real estate market or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan loss provisions and increases in our ACL. In addition, future volatility in the banking industry and related economic effects, like those experienced during 2023, may adversely impact the Company’s estimate of its ACL and resulting provision for credit losses. We may also be required to record additional loan provisions or increase our ACL based on new information regarding existing loans, input from regulators in connection with their review of our loan portfolio, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, changes in economic outlook, and other factors, both within and outside of our management’s control. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
A protracted shutdown of the United States government may result in reduced loan originations and other adverse effects that could negatively affect our financial condition and results of operations.
Increasing political polarization in the United States and its government, including disagreement around conflict-related foreign involvement and aid and other politically charged issues may increase the likelihood of a shutdown of the federal government. Any shutdown of the United States government could adversely impact our ability to originate loans, particularly through AmeriHome’s correspondent and retail operations and our small business lending program. A government shutdown could also adversely affect certain of our borrowers which may be dependent on government funding, contractual arrangements or employment, which could affect such borrowers’ ability to pay principal and interest on our loans or their ability or desire to deposit money with or borrow from our bank. Any of these effects could result in greater loan delinquencies, increases in non-performing, criticized, and classified assets, and a decline in demand for our products and services.
The markets in which we operate are subject to the risk of both natural and man-made disasters.
Many of the real and personal properties securing our loans are located in California and more generally in the southwestern portion of the United States. Substantial portions of California experience wildfires from time to time that may cause significant damage throughout the state. While these wildfires have not significantly damaged our own properties, it is possible our borrowers may experience losses in the future, which may materially impair their ability to meet the terms of their obligations. California and the southwestern United States are also prone to other natural disasters, including, but not limited to, drought, earthquakes, flooding, and mudslides. In recent years, drought and decreased snowfall in the Rocky Mountains has led to decreased water flow in the Colorado River, from which many areas in the southwest obtain water, including certain of our markets. Persistence of such conditions or additional significant natural or man-made disasters in the state of California or in our other markets could lead to damage or injury to our own properties and/or employees, declines in population in our markets, and increased risk that our borrowers may experience losses or sustained job interruption, which may materially impair their ability to maintain deposits or meet the terms of their loan obligations. Therefore, additional natural disasters, a man-made disaster or a catastrophic event, persistence of detrimental environmental conditions, or a combination of these or other factors, in any of our markets could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Climate change, societal responses and legislative and regulatory initiatives with respect to climate change could materially affect our business and performance, including indirectly through impacts on our customers and vendors.
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
As a regulated financial institution and a publicly traded company, we are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, diversity of the workforce, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain customers and business partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory or voluntary reporting, diligence, and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.
Credit Risks
We are highly dependent on real estate and events negatively impacting the real estate market will hurt our business and earnings.
A significant portion of our business is located in areas in which economic growth is largely dependent on the real estate market, and a large part of our loan portfolio is secured by or otherwise dependent on real estate. The market for real estate is cyclical and a significant change in the real estate market that results in deterioration in the value of collateral or rental or occupancy rates could adversely affect borrowers’ ability to repay loans. Changes in the real estate market could also affect the value of foreclosed assets. A decline in real estate activity would likely cause a decline in asset and deposit growth and negatively impact our earnings and financial condition.
In recent years, commercial real estate markets have been impacted by economic disruptions, including those resulting from the COVID-19 pandemic and the effects of increases in remote work on urban centers and changes in the characteristics of certain urban centers. CRE loans are generally viewed as having a greater risk of default than other types of loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions. Adverse conditions in the real estate market or the general business climate and economy or in occupancy rates where the property is located could increase the likelihood of default. CRE loans generally have large loan balances, and therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
The banking regulatory agencies have expressed concerns about weaknesses in the current CRE market. Banking regulatory authorities typically give CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of CRE lending growth and exposure. If our banking regulators determine that our CRE lending activities are particularly risky and are subject to heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our CRE lending activities. Furthermore, failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our commercial and industrial, CRE, and construction and land development loans, are also largely concentrated in select markets in Arizona, California, and Nevada. As a result of this geographic concentration, deterioration in economic conditions in these markets could result in an increase in loan delinquencies and charge-offs, an increase in problem assets and foreclosures, a decrease in the demand for our products and services or a decrease in the value of real estate and other collateral for loans. Unforeseen adverse events, changes in economic conditions, and changes in regulatory policy affecting borrowers’ industries or markets could have a material adverse impact on our financial condition and results of operations.
Our credit linked notes do not ensure full protection against credit losses, and as such we could still incur significant credit losses on loans for which risk of loss has been transferred pursuant to these transactions.
We have entered into transactions to mitigate exposure to losses on our loan portfolio. These transactions are structured as credit linked notes, which transfer the risk of first losses on covered loans to these note holders. These notes have an aggregate principal amount of $459.9 million on a $9.1 billion reference pool of warehouse and equity fund resource loans and residential mortgages. Pursuant to these arrangements, in the event of borrower default, the principal balance of the notes will be reduced by the amount of the loss, up to the amount of the aggregate principal of the notes. However, all residual risk over and above the first loss position is retained by us. While current estimates of future credit losses are below the first loss position, no assurances can be given that future losses will not exceed the first loss position and, if credit losses were to exceed the first loss position, our financial condition and results of operations could be adversely effected. We may enter into more such transactions in the future.
We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.
Approximately 62% of our loan portfolio at December 31, 2023 was secured by real estate. In the course of our business, we may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect our business and prospects.
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
In particular, we have experienced intense price and terms competition in some of the lending lines of business and deposits in recent years. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size and brand recognition, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than us. In addition, some of the financial services organizations we compete with are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

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
The financial services industry is also facing increasing competitive pressure from the introduction of disruptive new technologies such as blockchain and digital payments, often by non-traditional competitors and financial technology companies. Among other things, technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. The elimination of banks as intermediaries for certain transactions, as well as further disruption of traditional bank businesses and products by non-banks, could result in the loss of fee income and deposits and otherwise adversely affect our business and results.
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
•failure to retain key personnel of the acquired business;
•inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems; and
•failure to realize any expected revenue increases, cost savings, and other projected benefits from an acquisition.
We expect competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. We cannot assure we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions, or that we will be able to obtain the regulatory approvals needed to complete any such transactions.
We cannot provide any assurance we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Potential regulatory enforcement actions could also adversely affect our ability to engage in certain acquisition activities. Our inability to overcome the risks inherent in the successful completion and integration of acquisitions could have an adverse effect on the achievement of our business strategy.
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
We are pursuing digital payments initiatives, including our 2022 acquisition of DST, a digital payments platform for the class action legal industry, and implementation of a fully integrated digital banking platform for our customers. The digital payments products and services we offer may use or rely on blockchain-based technologies or assets. Use of blockchain-based technologies in payments are a relatively new and unproven technology, and the laws and regulations surrounding them are uncertain and evolving. Blockchain and digital payment technology has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. Any changes in such laws and regulations applicable to, or scrutiny directed at, our products and services may impede or delay the offering of digital payments solutions, increase our operating costs, require significant management time and attention, or otherwise harm our business or results of operations.
In addition, market acceptance of digital payments products and services is subject to significant uncertainty. As such, there can be no assurance the digital payments products and services we offer and the technologies we have chosen to implement will be accepted and desired by customers. We do not have significant prior experience with blockchain-based technology, which may adversely affect our ability to successfully integrate and market such digital payments products and services. We also will continue to incur increased costs in connection with these efforts, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.
Our success is dependent upon our ability to recruit and retain qualified employees, including members of our leadership and management teams.
Our business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified employees in leadership and administrative support roles, and experienced bankers with expertise in certain specialty areas or that have long-standing relationships in their communities or markets, including with respect to our business-to-business mortgage platform. These professionals bring with them valuable knowledge, specialized skills and expertise, customer relationships and in some cases extensive ties within markets upon which our competitive strategy is based, and have been an integral part of our ability to attract deposits and to expand market share. We have not entered into employment agreements with most of our employees and competition for talent in our industry is strong. The labor market is currently challenging, with high employee turnover and increased wage pressure. In addition, the proliferation of hybrid work environments, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. We incentivize employee retention through our equity incentive plans; however, we cannot guarantee the effectiveness of our equity incentive plans in retaining these key employees and executives. Were we to lose key employees, we may not be able to replace them with equally qualified persons who bring the same skills and knowledge of and ties to the communities and markets where we operate. If we are unable to retain qualified employees or hire new qualified employees to keep up with or outpace employee turnover, we may not be able to successfully execute our business strategy or may incur additional costs to achieve our objectives.
We could be harmed if our succession planning is inadequate to mitigate the loss of key members of our senior management team.
We believe our senior management team has contributed greatly to our performance. In addition, we from time to time experience retirements and other changes to our senior management team. Our future performance depends on a smooth transition of our senior management, including finding and training highly qualified replacements who are properly equipped to lead us. We have adopted retention strategies, including equity awards, from which our senior management team benefits in order to achieve our goals. However, we cannot assure our succession planning and retention strategies will be effective and the loss of senior management could have an adverse effect on our business.
Capital and Liquidity Risks
We are subject to capital adequacy standards and liquidity rules, and a failure to meet these standards could adversely affect our financial condition.
WAL and WAB are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying executive bonuses or dividends and repurchasing or redeeming capital securities. At December 31, 2023, our CET1 ratio was 10.8%. While this ratio is above the well-capitalized regulatory ratio threshold of 6.5%, it is still below our target capital level.

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
Our success depends on our ability to maintain sufficient liquidity to fund our current obligations and support loan growth and, specifically, to attract and retain a stable base of relatively low-cost deposits. Shortly following the closures of Silicon Valley Bank and Signature Bank in March 2023, we and certain other banks experienced a brief period of elevated deposit withdrawals. While we cannot know for certain with respect to all withdrawals, we believe the elevated withdrawals were at least in part due to certain perceived similarities between our loan portfolio and deposit gathering activities and those of the aforementioned banks. Our deposit balances stabilized as of March 20, 2023 and from that date through December 31, 2023 deposits increased, and were up $1.7 billion, or 3.1%, from December 31, 2022. During this time, we took additional measures to ensure liquidity, strengthen our capital position and increase customer confidence, which included increasing our borrowing capacity with the FRB, selling certain assets and strengthening our insured and collateralized deposit ratio from 47% as of December 31, 2022 to 80% as of December 31, 2023. We also participated in the BTFP where the company borrowed $1.3 billion, all of which was repaid as of December 31, 2023.
Moreover, the competition for these relatively low-cost deposits in our markets is strong and customers may demand higher interest rates on their deposits or seek other investments offering higher rates of return. Additionally, we may accept brokered deposits, which may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. We offer reciprocal deposit products through third party networks to customers seeking federal insurance for deposit amounts exceeding the applicable deposit insurance limit at a single institution. We also from time to time offer other credit enhancements to depositors, such as FHLB letters of credit and, for certain deposits of public monies, pledges of collateral in the form of readily marketable securities. Any event or circumstance that interferes with or limits our ability to offer these products to customers that require greater security for their deposits, such as a significant regulatory enforcement action or a significant decline in capital levels at our bank subsidiary, could negatively impact our ability to attract and retain deposits.
Although our deposits have stabilized and increased since we experienced the period of elevated withdrawals, we cannot be assured similar unusual deposit withdrawal activity will not affect banks generally or us in the future. If we were to lose a significant deposit relationship or a significant portion of our low-cost deposits, our liquidity would be adversely impacted. Additionally, if the Company’s borrowings increase or remain elevated in future periods, our net interest margin and profitability may be adversely impacted.
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
As of December 31, 2023, we have $6.2 billion of borrowings from the FHLB of San Francisco and no borrowings from the FRB. We utilize borrowings from the FHLB of San Francisco and the FRB to satisfy short-term liquidity needs. Our borrowing capacity is generally dependent on the value of our collateral pledged to these entities. These lenders could reduce our borrowing capacity or eliminate certain types of collateral and could otherwise modify or terminate their loan programs. Any change to or termination of these programs could have an adverse effect on our liquidity and profitability.
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
We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure. The rapid evolution and increased adoption of artificial intelligence technologies has also given rise to additional vulnerabilities and potential entry points for cyber threats. In addition, we may be at risk of an operational failure with respect to our customers’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of many of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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

Our controls and processes, our reporting systems and procedures, and our operational infrastructure may not be able to keep pace with our growth, which could cause us to experience compliance and operational problems, lose customers, or incur additional expenditures, any one of which could adversely affect our financial results.
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
The discontinuation of, or substantial change to, an interest rate benchmark we use in lending, borrowing or hedging may adversely affect our business.
We use various interest rate benchmarks in our lending, borrowing and hedging activities. An interest rate benchmark we use in lending, borrowing or hedging may be discontinued or substantially changed in the future. For example, effective January 1, 2022, the administrator of LIBOR ceased the publication of one-week and two-month U.S. dollar LIBOR, and immediately after June 30, 2023, the administrator of LIBOR ceased the publications of the remaining tenors of U.S. dollar LIBOR (one, three, six, and 12-month). Additionally, on November 15, 2023, the Bloomberg Index Services Limited announced the permanent cessation of the Bloomberg Short-Term Bank Yield Index, effective November 15, 2024.
Transitioning away from an interest rate benchmark to alternative reference rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, the transition could:
•adversely affect the interest rates received or paid on the value of our assets and liabilities that are based on the discontinued interest rate benchmark compared to the rate received or paid based on the alternative benchmark rates;
•adversely affect the interest rates received or paid on the value of other securities or financial arrangements;
•result in charges to the financial statements and obligation to "de-designate" certain interest rate swaps used in hedges of certain loans indexed to the discontinued interest rate benchmark;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of the discontinued interest rate benchmark with an alternative reference rate; and
•result in disputes, litigation or other actions with borrowers or counterparties about the transition to an alternative reference rate.
The transition away from a discontinued interest rate benchmark to an alternative reference rate would require the transition to or development of appropriate systems, models and analytics to effectively transition our risk management and other processes to products based on the applicable alternative reference rate. Such an undertaking would be time consuming and costly. Despite such efforts, the manner and impact of the transition and related developments, as well as the effect of such developments on our funding costs, investment and trading securities portfolios, and business, would be uncertain and could have a material adverse impact on our profitability.
Our risk management practices may prove to be inadequate or ineffective.
Our risk management framework seeks to mitigate risk while appropriately balancing risk and return. We have established policies and procedures intended to identify, monitor, and manage the types of risk to which we are subject, including, but not limited to credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and reputational risk. A BOD level risk committee approves and reviews our key risk management policies and oversees operation of our risk management framework. Although we have devoted significant resources to developing our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, may be ineffective. In addition, as regulations and the markets in which we operate continue to evolve, our risk management framework may not keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate significant or material risks, we could suffer unexpected losses or other material adverse impacts. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, or are subject to ineffective governance, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified, or mitigated.

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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. We expect new technologies will continue to emerge and may be superior to or render obsolete the technologies currently used in our products and services. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Legal and Compliance Risks
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, require monitoring and reporting of suspicious activity and of customers who are perceived to present a heightened risk of money laundering or other illegal activity, limit the dividends or distributions that WAB can pay to WAL or that we can pay to our stockholders, restrict the ability of affiliates to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and result in greater or earlier charges to earnings or reductions in our capital than prescribed by GAAP, among other things. Our mortgage warehouse lending operations subject us to regulations that have grown in complexity in recent years and may continue to do so as the government continues to prioritize consumer protection measures. Our mortgage warehouse lending operations are subject to federal, state and local laws, regulations and judicial and administrative decisions, including those designed to discourage predatory lending and regulate collections and servicing practices with respect to mortgage loans.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. To the extent we continue to grow and become more complex, regulatory oversight, risk management, and the cost of compliance will likely increase, which may adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation” included in this Form 10-K for a more detailed summary of the regulations and supervision to which we are subject.
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
We are also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are under continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, WAB, and our other subsidiaries. Any changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition, or results of operations. Failure to appropriately comply with any such laws, regulations or principles or an alleged failure to comply, even if we acted in good faith or the alleged failure reflects a difference in interpretation, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition, or results of operations.
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
If we were unable to comply with regulatory directives in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If our regulators were to take such supervisory actions, then we could, among other things, become subject to restrictions on our ability to enter into acquisitions and develop any new business, as well as restrictions on our existing business. We also could be required to raise additional capital, dispose of certain assets and liabilities, or both, within a prescribed period of time. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event we were ultimately unable to comply with the terms of a regulatory enforcement action, we could fail and be placed into receivership by the FDIC or the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility, and financial condition.
Current and proposed regulations addressing consumer privacy and data use and security could increase our costs and impact our reputation.
We are subject to federal, state and local laws related to consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act and the California Consumer Protection Act. These rules require financial institutions to develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requirements as to consumer notification in the event of data breaches and certain types of security breaches. Additional regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy, data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, reputational harm, loss of consumer confidence, and other adverse consequences, any of which could have a material adverse effect on our results of operations and business.

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
Our stock price may fluctuate as a result of a variety of factors many of which are beyond our control. For example, the volatility and economic disruption resulting from the bank closures in 2023 particularly impacted the price of capital stock and other securities issued by financial institutions, including us. Other factors that may cause fluctuations in our stock price include:
•actual or anticipated changes in the political climate or public policy;
•changes in national and global financial markets and economies and general market conditions, such as interest or foreign exchange rates, inflation, stock, commodity or real estate valuations or volatility and other global, geopolitical, regulatory or judicial events that effect the financial markets and economy including pandemics, terrorism and war, including the military conflicts in Ukraine and the Middle East;
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
•events affecting the financial services industry generally or financial institutions similar to us or that may be viewed as similar to us; and
•our past and future dividend and share repurchase practices.
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
We have paid regular quarterly dividends on our common stock since the third quarter of 2019, subject to quarterly declarations by the BOD, and have also paid dividends on our depositary shares representing our preferred stock since the issuance of such securities in the third quarter of 2021. We have previously adopted common stock repurchase programs, pursuant to which we have repurchased shares of our outstanding common stock, the most recent of which expired in December 2020.
Our dividend payments and/or stock repurchase practices may change from time-to-time, and no assurance can be provided that we will continue to declare dividends in any particular amounts or at all, or institute a new stock repurchase program. Dividends and/or stock repurchases are subject to capital availability and the discretion of our BOD, which must evaluate, among other things, whether cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends and/or repurchase stock. Furthermore, our outstanding Series A preferred stock is senior to our common stock and could adversely affect our ability to declare or pay dividends or distributions on common stock. Under the terms of the Series A preferred stock, we are prohibited from paying dividends on our common stock unless all dividends for the latest dividend period on all outstanding shares of Series A preferred stock have been declared and paid in full or declared and a sum sufficient for the payment of those dividends has been set aside. A reduction in or elimination of our dividend payments or dividend program could have a negative effect on our stock price.
Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities that may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. We may also borrow money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2023, we had outstanding subordinated debt, senior secured and unsecured debt, and short-term borrowings. We also have outstanding depositary shares representing Series A preferred stock, which is senior to our common stock. All of these securities or borrowings have priority over our common stock in a liquidation, which could affect the market price of our stock.
Our BOD is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our BOD also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up, and liquidation and other terms. If we issue additional preferred stock in the future that has a preference over our common stock, with respect to the payment of dividends or upon liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock and/or the rights of holders of our common stock, the market price of our common stock could be adversely affected.
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
Item 1B.Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity risk management and strategy
Cybersecurity and risks associated with information security are operational risks included in the Company’s ERM Framework. Under the ERM Framework, the Company’s Information Security Risk and Compliance departments and all employees are the First Line. Those in the First Line are each responsible for identifying and managing the information security risk associated with their activities. The Company’s Enterprise & Operational Risk Management Department is part of the independent risk oversight of information security risk along with the Company’s ORMC and ERM Committee, both of which are management risk oversight committees. The Company manages the risk associated with information security in accordance with our Risk Appetite Statement, as approved by the BOD.
The Risk Committee of the BOD and ORMC are primarily responsible for monitoring management’s implementation of operations and technology risk controls, including those relating to cyber security and information security. The Company maintains a data protection and information security program designed to ensure adequate governance and oversight is in place while evolving to meet changes in applicable laws and regulations, and best practices. The Company’s information security controls and programs are designed to align with the NIST for cybersecurity, the FFIEC examination guidelines, Control Objectives for Information and Related Technologies and the Information Technology Infrastructure Library frameworks, along with applicable privacy laws.
Information Security is the responsibility of the officers, employees and agents of the Company with oversight by the BOD. Our investment in people is critical to maintaining an effective cyber defense, which begins by developing and maintaining a robust Information Security function within the First Line. Collectively, the Company’s senior leadership in this area have nearly 80 years of experience. The Company’s CISO has over 25 years of network architecture, information technology and cybersecurity experience, maintains Certified Information Systems Security Professional credentials and has served on the Federal Reserve Secure Payments Task Force. Each Company employee is responsible for an effective cybersecurity defense which is enforced with mandatory interactive cyber awareness training, periodic newsletters, executive security briefs and updates. Additionally, the BOD’s Risk Committee is informed about cybersecurity and the relevant risks posed to the Company via regular updates from the Company’s CISO. The BOD is regularly informed and actively oversees the data security and privacy program and its policies. The BOD also receives regular education on innovative technology, cybersecurity, information systems/data management, fintech and privacy, from internal and external experts.
Cybersecurity assessments
The Company engages external third parties to perform assessments on our adherence to the FFIEC’s recommendations on cyber preparedness and NIST Cybersecurity Framework, as well as to review for best practices for the use of cloud services, Swift and FedLine requirements. To validate the effectiveness of the Company’s overall information security controls, external third parties also perform full-scope external and internal penetration testing designed to mimic the tactics used by individual hackers or criminal hacking organizations. The Company also engages external third parties to perform ongoing adversarial simulation.
The Company conducts regular internal cybersecurity assessments intended to measure inherent risk and drive the adjustment of our security posture according to the latest threats. These assessments include alignment with the FFIEC’s recommendations on cyber preparedness, GLBA Safeguards Rule to protect user data, and Swift security control requirements. The Company performs continuous internal and external vulnerability scanning to measure and react to new vulnerabilities and seeks conformance to Center for Internet Security benchmarks for both cloud-based and on-premises technology. The Company reviews vendor and partner security practices to ensure they maintain proper information security safeguards.
Cybersecurity operational measures
Led by our CISO, the Company's data protection, information, cyber and technology services team collaborates with subject-matter experts throughout the business to identify, monitor and mitigate material risks, as well as to monitor compliance with the Company’s security polices, applicable laws and regulations. The Company’s SMC, which is part of the CISO organization, manages the security of our systems through the ingestion of multiple external threat feeds and systems logs. Through the collection and integration of security-related IT infrastructure information, external threat intelligence and the expertise of trained SMC analysts, the Company works to identify and address potential indicators of compromise. Potential security events are identified and addressed through defined IT incident response activities, the SMC’s oversight through SIEM, and with support of the Company’s CSR Plan. The CSR Plan is in place and updated regularly with the intent to reduce impacts to clients and the Company caused by a declared cyber incident, such as an event involving malicious code, unauthorized disclosure, loss of information or unauthorized use of information or systems. The CSR Plan organizes resources to manage and resolve events that harm or threaten the security of information assets. The CSR plan includes involvement of the Company’s Executive Leadership Team and BOD based on the severity of a cyber event, including the analysis of reporting requirements. The CSR plan is tested annually and includes technical and executive management in simulated crisis management cybersecurity tabletop exercises.
As of the date of this report, other than the risks discussed in “Risk Factors,” the Company knows of no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2.Properties.
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 38 domestic branch locations, which include five executive and administrative offices, of which 20 of these locations are owned and 18 are leased. The Company also has several loan production and other offices across the United States. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada. See "Item 1. Business” in this Form 10-K for location cities. For information regarding rental payments, see "Note 7. Leases" in Item 8 included in this Form 10-K.
Item 3.Legal Proceedings.
There are no material pending legal proceedings to which the Company is a party to or to which any of its properties are subject. There are no material proceedings known to the Company to be contemplated by any governmental authority. From time to time, the Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters in the future.
Item 4.Mine Safety Disclosures.
Not applicable.
PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2023 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At February 21, 2024, there were approximately 2,230 stockholders of record of our common stock. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
During the fourth quarter of 2023, the Company's BOD approved a cash dividend of $0.37 per common share. The dividend payment to stockholders totaled $40.5 million and was paid on December 1, 2023. In addition, the Company paid a cash dividend of $0.27 per depository share to preferred stockholders on December 30, 2023, totaling $3.2 million.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
October 2023	841	$44.04	—	$—
November 2023	161	45.87	—	—
December 2023	92	54.86	—	—
Total	1,094	$45.22	—	$—

(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company does not currently have a common stock repurchase program.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2018 and reinvestment of dividends.

Total Return Performance
Equivalent Value
300
250
200
150
100
50
Dec '18
Dec '19
Dec '20
Dec '21
Dec '22
Dec '23
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
For a comparison of the 2022 results to the 2021 results and other 2021 information not included herein, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Banking Industry and Market Developments
Banking Industry
The bank failures in 2023 caused significant disruption in the United States banking industry, particularly among mid-sized banks, such as the Company. The closures of these banks triggered a surge in deposit outflows and stock price volatility at many mid-sized banks, including the Company.
Regulatory actions in response to these bank failures included establishment of the BTFP, which offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. The Company drew $1.3 billion from the BTFP during the first quarter of 2023, all of which was repaid as of December 31, 2023.
Additionally, the Department of the Treasury, FRB, and FDIC issued a joint statement, which stated that losses to support uninsured deposits of those failed banks would be recovered via a special assessment on banks. In November 2023, the FDIC approved an annual special assessment rate of approximately 13.4 basis points. The assessment base for the special assessments is equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. The special assessments will be collected over an eight-quarter collection period, at a quarterly special assessment rate of 3.36 basis points, with the first quarterly assessment period beginning on January 1, 2024. However, the amount of the total special assessment is subject to adjustment and will not be finalized by the FDIC until after termination of the receiverships. The Company recognized a charge of $66.3 million during the year ended December 31, 2023 in connection with the special assessment.
The recent volatility in the banking industry and other recent regulatory actions have had and may continue to have a material impact on the Company's operations, as further discussed below.
Capital and liquidity
While the Company believes it has sufficient capital, funding, and access to contingent sources of liquidity, the Company has taken several actions to ensure the strength of its capital and liquidity position. These actions included disposition of selected assets, including $1.6 billion of AFS securities and $4.3 billion of loans during the year ended December 31, 2023, and increasing its borrowing capacity with the FRB. With these actions, the Company strengthened its capital position, increasing its CET1 ratio 150 basis points to 10.8%, grew high quality liquid assets1 $5.5 billion to $7.4 billion as of December 31, 2023, and reduced its loan to deposit ratio from 96.7% as of December 31, 2022 to 90.9% as of December 31, 2023.
The Company's deposit balances stabilized as of March 20, 2023 and increased $1.7 billion as of December 31, 2023 when compared to December 31, 2022. The Company also strengthened its insured deposit ratio from 45% as of December 31, 2022 to 73% as of December 31, 2023. Insured and collateralized deposits as a percentage of total deposits was 80% at December 31, 2023, compared to 47% at December 31, 2022.
Financial position and results of operations
The Company's financial position and results of operations as of and for the year ended December 31, 2023 have been impacted by this disruption. These events contributed to the $62.6 million provision for credit losses recognized during the year ended December 31, 2023, of which $17.1 million related to a charge-off of a corporate debt security from a financial institution issuer. The Company's actions to strengthen its capital and liquidity position contributed to a $116.0 million pre-tax fair value loss adjustment primarily related to the transfer of loans to HFS, a net loss of $40.8 million on sales of investment securities, partially offset by a $52.7 million gain on extinguishment of debt. The continued uncertainty regarding the severity and duration of the volatility in the banking industry and related economic effects may continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. To the extent the impact of the banking industry volatility is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and may change significantly in the future. The Company’s net interest margin also may be negatively impacted in future periods if the Company's borrowings remain elevated. These uncertainties and the economic environment will continue to affect earnings, growth, and may result in deterioration of asset quality in the Company's loan and investment portfolios.
Depositors in the technology industry were generally considered to be the most impacted by these adverse events and may have greater sensitivity to the volatility in the banking industry with potentially longer recovery periods than other types of businesses. The Company's deposit exposure to the technology industry totaled $4.4 billion, or 8.0% of total deposits, as of December 31, 2023.
1 Includes U.S. Treasury securities, U.S. government agency securities, and MBS issued by GSEs that are liquid and readily marketable.

Asset valuation
Sustained declines in the Company's stock price and/or other liquidity related impacts, such as increases in deposit outflows, could give rise to triggering events in the future that could result in a non-cash write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.
Market Developments
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 33% of total loans at December 31, 2023, which includes 16% of loans that were owner occupied and 4.7% of non-owner occupied office loans. As elevated focus on the evolving industry dynamics facing the CRE market have emerged during the year, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit growth of its CRE portfolio, as further discussed in “Item 1. Business, Lending Activities – Asset Quality” of this Form 10-K. While the Company has not incurred significant charge-offs on its CRE portfolio during the year ended December, 31, 2023, CRE market conditions may worsen, which could result in deterioration of asset quality in this portfolio.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome, treasury management services to the homeowner's association sector, and digital payment services for the class action legal industry.
2023 Financial Highlights
•Net income available to common stockholders of $709.6 million for 2023, a decrease from $1.0 billion for 2022
•Diluted earnings per share of $6.54 for 2023, a decrease from $9.70 per share for 2022
•Net revenue of $2.6 billion, constituting year-over-year growth of 3.1%, or $78.7 million, compared to an increase in non-interest expenses of 40.3%, or $466.7 million
•PPNR1 decreased $388.0 million to $1.0 billion, compared to $1.4 billion in 2022
•Effective tax rate of 22.6% for 2023, compared to 19.7% for 2022
•Total loans HFI of $50.3 billion, down $1.6 billion from December 31, 2022
•Total deposits of $55.3 billion, up $1.7 billion from December 31, 2022
•Stockholders' equity of $6.1 billion, an increase of $722 million from December 31, 2022
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.40% of total assets, from 0.14% at December 31, 2022
•Net loan charge-offs to average loans outstanding of approximately 0.06% for 2023, compared to approximately 0.00% for 2022
•Net interest margin of 3.63% in 2023, decreased from 3.67% in 2022
•Return on average assets of 1.03% for 2023, compared to 1.62% for 2022
•Tangible common equity ratio1 of 7.3%, compared to 6.5% at December 31, 2022
•Tangible book value per share, net of tax1, of $46.72, an increase of 16.1% from $40.25 at December 31, 2022
•Efficiency ratio1 of 61.1% in 2023, compared to 44.9% in 2022
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2023.
1 See Non-GAAP Financial Measures section beginning on page 37.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2023	2022	2021
	(dollars in millions, except per share amounts)
Net income	$722.4	$1,057.3	$899.2
Net income available to common stockholders	709.6	1,044.5	895.7
Earnings per share - basic	6.55	9.74	8.72
Earnings per share - diluted	6.54	9.70	8.67
Return on average assets	1.03%	1.62%	1.83%
Return on average equity	12.6	20.7	22.3
Return on average tangible common equity (1)	14.9	25.4	26.2
Net interest margin	3.63	3.67	3.41
(1) See Non-GAAP Financial Measures section beginning on page 37.

	December 31,
	2023	2022
	(in millions)
Total assets	$70,862	$67,734
Loans HFS	1,402	1,184
Loans HFI, net of deferred fees and costs	50,297	51,862
Investment securities	12,720	8,541
Total deposits	55,333	53,644
Other borrowings	7,230	6,299
Qualifying debt	895	893
Stockholders' equity	6,078	5,356
Tangible common equity, net of tax[1]	5,116	4,383
(1) See Non-GAAP Financial Measures section beginning on page 37.
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

	At or for the Year Ended December 31,
	2023	2022	2021
	(dollars in millions)
Nonaccrual loans	$273	$85	$73
Repossessed assets	8	11	12
Non-performing assets	323	98	87
Nonaccrual loans to funded loans	0.54%	0.16%	0.19%
Nonaccrual and repossessed assets to total assets	0.40	0.14	0.15
Allowance for loan losses to funded loans	0.67	0.60	0.65
Allowance for credit losses to funded loans	0.73	0.69	0.74
Allowance for loan losses to nonaccrual loans	123	364	348
Allowance for credit losses to nonaccrual loans	135	419	400
Net charge-offs to average loans outstanding	0.06	0.00	0.02

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $70.9 billion at December 31, 2023 from $67.7 billion at December 31, 2022. The increase in total assets of $3.1 billion, or 4.6%, was driven primarily by an increase in deposits and borrowings, which contributed to an increase in investment securities of $4.2 billion, or 48.9%, and an increase in cash of $533 million. As a result of loan dispositions undertaken as part of the Company's balance sheet repositioning strategy, loans HFI decreased by $1.6 billion, or 3.1%, to $50.0 billion as of December 31, 2023, compared to $51.9 billion as of December 31, 2022. By loan type, commercial and industrial and residential real estate loans decreased $1.6 billion and $1.2 billion, respectively, from December 31, 2022. This decrease in loans HFI was partially offset by increases in construction and land development and CRE, non-owner occupied loans of $876 million and $331 million, respectively.
Total deposits increased $1.7 billion, or 3.1%, to $55.3 billion as of December 31, 2023 from $53.6 billion as of December 31, 2022. By type, the increase in deposits from December 31, 2022 was driven by increases of $6.4 billion of interest bearing demand deposits and $5.1 billion in certificates of deposits, partially offset by decreases of $5.2 billion in non-interest bearing demand deposits and $4.6 billion in savings and money market accounts.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$4,035.3	$2,691.8	$1,343.5
Interest expense	1,696.4	475.5	1,220.9
Net interest income	2,338.9	2,216.3	122.6
Provision for credit losses	62.6	68.1	(5.5)
Net interest income after provision for credit losses	2,276.3	2,148.2	128.1
Non-interest income	280.7	324.6	(43.9)
Non-interest expense	1,623.4	1,156.7	466.7
Income before provision for income taxes	933.6	1,316.1	(382.5)
Income tax expense	211.2	258.8	(47.6)
Net income	722.4	1,057.3	(334.9)
Dividends on preferred stock	12.8	12.8	—
Net income available to common stockholders	$709.6	$1,044.5	$(334.9)
Earnings per share:
Basic	$6.55	$9.74	$(3.19)
Diluted	$6.54	$9.70	$(3.16)

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
Pre-Provision Net Revenue
Banking regulations define PPNR as the sum of net interest income and non-interest income less expenses before adjusting for loss provisions. Management believes this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.
The following table shows the components used in the calculation of PPNR:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net interest income	$2,338.9	$2,216.3	$1,548.8
Total non-interest income	280.7	324.6	404.2
Net revenue	$2,619.6	$2,540.9	$1,953.0
Total non-interest expense	1,623.4	1,156.7	851.4
Pre-provision net revenue	$996.2	$1,384.2	$1,101.6
Less:
Provision for credit losses	62.6	68.1	(21.4)
Income tax expense	211.2	258.8	223.8
Net income	$722.4	$1,057.3	$899.2
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2023	2022	2021
	(dollars in millions)
Total non-interest expense	$1,623.4	$1,156.7	$851.4
Divided by:
Total net interest income	2,338.9	2,216.3	1,548.8
Plus:
Tax equivalent interest adjustment	35.5	33.7	33.3
Total non-interest income	280.7	324.6	404.2
	$2,655.1	$2,574.6	$1,986.3
Efficiency ratio - tax equivalent basis	61.1%	44.9%	42.9%

Earnings Per Share, Adjusted
The Company's earnings for the year ended December 31, 2023 were impacted broadly by the bank failures in 2023 and resulting actions undertaken by the Company to reposition its balance sheet to ensure the strength of its capital and liquidity position. The following table shows the components used in the calculation of earnings per share for the year ended December 31, 2023, adjusted to exclude certain items, which management believes is more comparable to historical earnings trends:

Year Ended December 31, 2023	(in millions)
Net income	$722.4
Adjusted for:
Fair value loss adjustments, net	116.0
Loss on sales of investment securities	40.8
FDIC special assessment	66.3
Gain on extinguishment of debt	(52.7)
Tax effect of adjustments	(38.5)
Net income, adjusted	$854.3
Dividends on preferred stock	12.8
Net income available to common stockholders, adjusted	$841.5
Weighted average number of common shares outstanding:
Basic	$108.3
Diluted	108.5
Earnings per share, adjusted:
Basic, adjusted	$7.77
Diluted, adjusted	7.76
Tangible Common Equity and Return on Average Tangible Common Equity
The following tables present financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity reduced by goodwill and intangible assets and preferred stock. Management believes tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses.

	December 31,
	2023	2022
	(dollars and shares in millions)
Total stockholders' equity	$6,078	$5,356
Less:
Goodwill and intangible assets	669	680
Preferred stock	295	295
Total tangible common stockholders' equity	5,114	4,381
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$5,116	$4,383

Total assets	$70,862	$67,734
Less: goodwill and intangible assets, net	669	680
Tangible assets	70,193	67,054
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$70,195	$67,056

Tangible common equity ratio	7.3%	6.5%
Common shares outstanding	109.5	108.9
Book value per common share	$52.81	$46.47
Tangible book value per common share, net of tax	46.72	40.25

	Year Ended December 31,
	2023	2022	2021
	(dollars in millions)
Net income available to common stockholders	$709.6	$1,044.5	$895.7
Divided by:
Average stockholders' equity	5,719	5,099	4,034
Less:
Average goodwill and intangible assets	675	688	529
Average preferred stock	294	294	81
Average tangible common equity	$4,750	$4,117	$3,424
Return on average tangible common equity	14.9%	25.4%	26.2%

Regulatory Capital
The following table presents certain financial measures related to regulatory capital under Basel III, which includes CET1 and total capital. The FRB and other banking regulators use CET1 and total capital as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. Specifically, the total capital ratio takes into consideration the risk levels of assets and off-balance sheet financial instruments. In addition, management believes the classified assets to CET1 plus allowance measure is an important regulatory metric for assessing asset quality.
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

	December 31,
	2023	2022
	(dollars in millions)
Common equity tier 1:
Common equity	$5,807	$5,097
Less:
Non-qualifying goodwill and intangibles	658	672
Disallowed deferred tax asset	3	12
AOCI related adjustments	(516)	(664)
Unrealized gain on changes in fair value liabilities	3	4
Common equity tier 1	$5,659	$5,073
Divided by: Risk-weighted assets	$52,517	$54,461
Common equity tier 1 ratio	10.8%	9.3%

Common equity tier 1	$5,659	$5,073
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$6,035	$5,449
Divided by: Tangible average assets	$70,295	$69,814
Tier 1 leverage ratio	8.6%	7.8%

Total capital:
Tier 1 capital	$6,035	$5,449
Plus:
Subordinated debt	818	817
Adjusted allowances for credit losses	348	320
Tier 2 capital	$1,166	$1,137
Total capital	$7,201	$6,586
Total capital ratio	13.7%	12.1%

Classified assets to tier 1 capital plus allowance:
Classified assets	$673	$393
Divided by: Tier 1 capital	6,035	5,449
Plus: Adjusted allowances for credit losses	348	320
Total Tier 1 capital plus adjusted allowances for credit losses	$6,383	$5,769
Classified assets to tier 1 capital plus allowance	10.5%	6.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2023			2022
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$3,347	$213.4	6.38%	$4,364	$180.3	4.13%
Loans HFI:
Commercial and industrial	17,886	1,337.9	7.54	20,083	1,002.8	5.05
CRE - non-owner occupied	9,736	734.8	7.56	7,769	416.4	5.37
CRE - owner occupied	1,800	102.3	5.79	1,841	93.2	5.16
Construction and land development	4,498	419.7	9.33	3,426	229.1	6.69
Residential real estate	15,126	596.4	3.94	13,771	468.5	3.40
Consumer	72	5.2	7.23	61	3.1	5.07
Total loans HFI (1), (2), (3)	49,118	3,196.3	6.53	46,951	2,213.1	4.74
Securities:
Securities - taxable	8,002	381.3	4.76	6,325	195.3	3.09
Securities - tax-exempt	2,097	86.2	5.15	2,067	77.3	4.68
Total securities (1)	10,099	467.5	4.84	8,392	272.6	3.48
Other	2,848	158.1	5.55	1,574	25.8	1.64
Total interest earning assets	65,412	4,035.3	6.22	61,281	2,691.8	4.45
Non-interest earning assets
Cash and due from banks	273			260
Allowance for credit losses	(326)			(280)
Bank owned life insurance	183			180
Other assets	4,581			3,948
Total assets	$70,123			$65,389
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$12,422	$352.0	2.83%	$8,331	$78.8	0.95%
Savings and money market accounts	14,903	428.1	2.87	18,518	158.6	0.86
Certificates of deposit	7,945	362.5	4.56	2,772	39.0	1.40
Total interest-bearing deposits	35,270	1,142.6	3.24	29,621	276.4	0.93
Short-term borrowings	7,800	434.6	5.57	3,424	92.1	2.69
Long-term debt	862	81.3	9.43	1,008	72.0	7.14
Qualifying debt	892	37.9	4.25	893	35.0	3.92
Total interest-bearing liabilities	44,824	1,696.4	3.78	34,946	475.5	1.36
Interest cost of funding earning assets			2.59			0.78
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	18,293			24,133
Other liabilities	1,287			1,211
Stockholders’ equity	5,719			5,099
Total liabilities and stockholders' equity	$70,123			$65,389
Net interest income and margin (4)		$2,338.9	3.63%		$2,216.3	3.67%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $35.5 million and $33.7 million for the year ended December 31, 2023 and 2022, respectively.
(2)Included in the yield computation are net loan fees of $131.2 million and $132.2 million for the year ended December 31, 2023 and 2022, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Year Ended December 31,
	2023 versus 2022
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$(64.8)	$97.9	$33.1
Loans HFI:
Commercial and industrial	(164.4)	499.5	335.1
CRE - non-owner occupied	148.4	170.0	318.4
CRE - owner occupied	(2.3)	11.4	9.1
Construction and land development	100.1	90.6	190.7
Residential real estate	53.4	74.5	127.9
Consumer	0.8	1.3	2.1
Total loans HFI	136.0	847.3	983.3
Securities:
Securities - taxable	79.9	106.1	186.0
Securities - tax-exempt	1.2	7.7	8.9
Total securities	81.1	113.8	194.9
Other	70.7	61.6	132.3
Total interest income	223.0	1,120.6	1,343.6

Interest expense:
Interest-bearing transaction accounts	$115.9	$157.3	$273.2
Savings and money market accounts	(103.9)	373.4	269.5
Time certificates of deposit	236.0	87.5	323.5
Short-term borrowings	243.8	98.7	342.5
Long-term debt	(13.7)	23.0	9.3
Qualifying debt	—	2.9	2.9
Total interest expense	478.2	742.7	1,220.9

Net change	$(255.2)	$377.9	$122.7
(1)Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2023, interest income was $4.0 billion, an increase of $1.3 billion, or 49.9%, compared to $2.7 billion for the year ended December 31, 2022. This increase was primarily the result of a $983.3 million increase in interest income from loans HFI, driven by higher yields and to a lesser extent an increase in the average HFI loan balance of $2.2 billion for the year ended December 31, 2023. Interest income from investment securities also increased by $194.9 million for the comparable period due to increased investment yields and a $1.7 billion increase in average investment balances. Average yield on interest earning assets increased to 6.22% for the year ended December 31, 2023, compared to 4.45% for 2022, which was primarily the result of a higher rate environment.
For the year ended December 31, 2023, interest expense was $1.7 billion, compared to $475.5 million for the year ended December 31, 2022. Interest expense on deposits increased $866.2 million for the same period due to increasing deposit rates, coupled with a $5.6 billion increase in average interest-bearing deposits. Interest expense on short-term borrowings increased $342.5 million for the year ended December 31, 2023 compared to the same period in 2022 as a result of an increase of $4.4 billion in the average balance.
For the year ended December 31, 2023, net interest income was $2.3 billion, compared to $2.2 billion for the year ended December 31, 2022. The increase in net interest income was driven by a $4.1 billion increase in average interest earning assets, partially offset by an increase of $9.9 billion in average interest-bearing liabilities. The decrease in net interest margin of 4 basis points compared to 2022 is the result of higher funding costs on deposits and borrowings, partially offset by higher loan and investment security yields during 2023.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the year ended December 31, 2023 and 2022, the Company recorded a provision for credit losses of $62.6 million and $68.1 million, respectively. The decrease in the provision for credit losses from the year ended December 31, 2022 is due to a significant decline in loan growth during 2023, offset by heightened economic uncertainty, particularly in the commercial real estate market.
Non-interest Income
The following table presents a summary of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2023	2022
	(in millions)
Net gain on loan origination and sale activities	$193.5	$104.0	$89.5
Net loan servicing revenue	102.3	130.9	(28.6)
Service charges and fees	76.3	27.0	49.3
Commercial banking related income	23.7	21.5	2.2
Income from equity investments	15.7	17.8	(2.1)
(Loss) gain on recovery from credit guarantees	(2.2)	14.7	(16.9)
(Loss) gain on sales of investment securities	(40.8)	6.8	(47.6)
Fair value loss adjustments, net	(116.0)	(28.6)	(87.4)
Other income	28.2	30.5	(2.3)
Total non-interest income	$280.7	$324.6	$(43.9)
Total non-interest income for the year ended December 31, 2023 compared to the same period in 2022 decreased by $43.9 million. The decrease in non-interest income was primarily driven by an increase in fair value loss adjustments, a net loss on sales of investment securities, and a decrease in loan servicing revenue. Fair value loss adjustments and the net loss on sales of investment securities during the year ended December 31, 2023 were driven by balance sheet repositioning charges incurred primarily during the first quarter following execution of the Company's balance sheet repositioning strategy, which included sales of select loans and investment securities. The decrease in net loan servicing revenue of $28.6 million is primarily related to lower MSR valuations, partially offset by a reduction in MSR hedging losses and an increase in base service fee revenue. These decreases were offset in part by an increase in net gain on loan origination and sale activities of $89.5 million from higher spreads and an increase in service charges and fees of $49.3 million.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2023	2022
	(in millions)
Salaries and employee benefits	$566.3	$539.5	$26.8
Deposit costs	436.7	165.8	270.9
Insurance	190.4	31.1	159.3
Data processing	122.0	83.0	39.0
Legal, professional, and directors' fees	107.2	99.9	7.3
Occupancy	65.6	55.5	10.1
Loan servicing expenses	58.8	55.5	3.3
Business development and marketing	21.8	22.1	(0.3)
Loan acquisition and origination expenses	20.4	23.1	(2.7)
Acquisition and restructure expenses	—	0.4	(0.4)
Gain on extinguishment of debt	(52.7)	—	(52.7)
Other expense	86.9	80.8	6.1
Total non-interest expense	$1,623.4	$1,156.7	$466.7
Total non-interest expense for the year ended December 31, 2023 increased $466.7 million compared to the same period in 2022. The increase in non-interest expense was primarily driven by increased deposit costs, insurance, data processing, and salaries and employee benefits. The increase in deposits costs of $270.9 million primarily relates to higher earnings credit deposit balances and rates, as ECR related deposits increased $5.0 billion to $17.8 billion as of December 31, 2023. Insurance costs increased $159.3 million due to elevated insured and brokered deposit levels and the FDIC special assessment of $66.3 million. The increase in data processing of $39.0 million was driven by an increase in software licensing costs. Salaries and employee benefits increased $26.8 million due to an increase in base salary and a reduction in deferred origination costs from lower loan origination volume during the year, partially offset by a reduction in corporate bonuses.
Income Taxes
For the years ended December 31, 2023 and 2022, the Company's effective tax rate was 22.6% and 19.7%, respectively. The increase in the effective tax rate from 2022 to 2023 is primarily due to a decrease in pretax book income, decreases in investment tax credits and increases in nondeductible insurance premium expenses during 2023.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
December 31, 2023	(in millions)
Loans HFI, net of deferred loan fees and costs	$50,297	$29,136	$21,161	$—
Deposits	55,333	23,897	24,925	6,511

December 31, 2022
Loans HFI, net of deferred loan fees and costs	$51,862	$31,414	$20,448	$—
Deposits	53,644	29,494	18,492	5,658

Year Ended December 31, 2023
Income (loss) before provision for income taxes	$933.6	$745.2	$258.0	$(69.6)

Year Ended December 31, 2022
Income (loss) before provision for income taxes	$1,316.1	$1,095.3	$450.1	$(229.3)
BALANCE SHEET ANALYSIS
Total assets increased to $70.9 billion at December 31, 2023 from $67.7 billion at December 31, 2022. The increase in total assets of $3.1 billion, or 4.6%, was driven by an increase in investment securities of $4.2 billion as the Company has focused on increasing its holdings of high quality liquid assets. As a result of loan dispositions undertaken as part of the Company's balance sheet repositioning strategy, loans HFI decreased by $1.6 billion, or 3.0%, to $50.3 billion as of December 31, 2023, compared to $51.9 billion as of December 31, 2022. By loan type, commercial and industrial and residential real estate loans decreased $1.6 billion and $1.2 billion, respectively, from December 31, 2022, partially offset by increases in construction and land development and CRE, non-owner occupied loans of $876 million and $331 million, respectively during the same period. In addition, loans HFS increased $218 million at December 31, 2023, up from $1.2 billion as of December 31, 2022.
Total liabilities increased $2.4 billion, or 3.9%, to $64.8 billion at December 31, 2023, compared to $62.4 billion at December 31, 2022. The increase in liabilities is due primarily to an increase in total deposits and borrowings. Total deposits increased $1.7 billion, or 3.1%, to $55.3 billion at December 31, 2023. The increase in deposits from December 31, 2022 was driven by increases in interest-bearing demand deposits of $6.4 billion and certificates of deposit of $5.1 billion, partially offset by decreases in non-interest-bearing demand deposits of $5.2 billion and savings and money market accounts of $4.6 billion. Other borrowings also increased $931 million due to an increase in overnight borrowings, partially offset by decreases in long-term borrowings.
Total stockholders’ equity increased by $722 million, or 13.5%, to $6.1 billion at December 31, 2023, compared to $5.4 billion at December 31, 2022. The increase in stockholders' equity is primarily a function of net income and unrealized fair value gains on AFS securities recorded net of tax in other comprehensive income, offset by dividends to common and preferred stockholders.

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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	December 31,		Increase (Decrease)
	2023	2022
	(in millions)
Debt securities
U.S. Treasury securities	$4,853	$—	$4,853
Tax-exempt	2,101	1,982	119
Residential MBS issued by GSEs	1,972	1,740	232
CLO	1,399	2,706	(1,307)
Private label residential MBS	1,303	1,397	(94)
Commercial MBS issued by GSEs	530	97	433
Corporate debt securities	367	390	(23)
Other	69	69	—
Total debt securities	$12,594	$8,381	$4,213

Equity securities
Preferred stock	$100	$108	$(8)
CRA investments	26	49	(23)
Common stock	—	3	(3)
Total equity securities	$126	$160	$(34)
The carrying value of debt securities increased $4.2 billion, or 50.3%, from December 31, 2022. The increase in investment securities is largely attributable to purchases of U.S. Treasury securities, offset by sales of CLOs, MBS, and tax-exempt securities. The Company increased its investment in U.S. Treasury securities during 2023 as part of its balance sheet repositioning efforts and to hold additional high quality liquid assets. The Company's U.S. Treasury security portfolio consists primarily of U.S. Treasury bills maturing in one year or less.

The weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below and tax-exempt obligations have not been tax-effected. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2023 are summarized in the table below:

	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in millions)
Held-to-maturity
Tax-exempt bonds	$17	5.35%	$20	6.68%	$86	3.99%	$1,120	4.59%	$1,243	4.60%
Private label residential MBS (1)	—	—	—	—	—	—	186	2.20	186	2.20
Total HTM securities	$17	5.35%	$20	6.68%	$86	3.99%	$1,306	4.25%	$1,429	4.29%

Available-for-sale
U.S. Treasury securities	$4,099	4.97%	$754	4.51%	$—	—%	$—	—%	$4,853	4.90%
Residential MBS issued by GSEs (1)	—	—	—	—	6	2.65	2,322	2.70	2,328	2.70
CLO	—	—	—	—	277	7.44	1,130	7.49	1,407	7.48
Private label residential MBS (1)	—	—	—	—	23	4.45	1,297	2.49	1,320	2.53
Tax-exempt	—	—	1	8.63	19	2.78	905	2.88	925	2.88
Commercial MBS issued by GSEs (1)	12	3.14	149	5.16	260	5.77	110	4.29	531	5.23
Corporate debt securities	—	—	157	4.49	249	3.81	5	3.70	411	4.07
Other	—	—	9	2.61	11	4.54	54	5.42	74	4.94
Total AFS securities	$4,111	4.96%	$1,070	4.58%	$845	5.60%	$5,823	3.67%	$11,849	4.34%
(1)MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not hold any subprime MBS in its investment portfolio. Approximately 65% of its MBS are GSE issued. The MBS that are not GSE issued consist primarily of investment grade securities, including $1.1 billion rated AAA and $26 million rated AA.
Gross unrealized losses on the Company's AFS securities at December 31, 2023 relate primarily to changes in interest rates and other market conditions not considered to be credit-related issues. The Company has reviewed its securities on which there is an unrealized loss in accordance with its ACL policy described in "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K. Based on the analysis performed, management determined an ACL of $1 million on the Company's AFS securities was required at December 31, 2023.
The credit loss model applicable to HTM securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. For the year ended December 31, 2023, the Company recognized $2.6 million provision for credit losses on HTM securities, compared to no provision of credit losses of for the same period in 2022, resulting in a total allowance of $7.8 million and $5.2 million as of December 31, 2023 and 2022, respectively.

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. These loans have historically made up substantially all of the balance of loans HFS. However, as part of the Company's balance sheet repositioning strategy, the Company transferred $6.6 billion of loans, net of a fair value loss adjustment (primarily commercial and industrial loans) to HFS during the year ended December 31, 2023. The Company completed loan dispositions from this transferred loan pool totaling $4.3 billion through September 30, 2023 and transferred all remaining HFS loans back to HFI at the end of the period as a result of a change in management's intentions. At December 31, 2023, the loans HFS balance totaled $1.4 billion, compared to $1.2 billion at December 31, 2022. The increase in loans HFS from December 31, 2022 relates to agency conforming loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	December 31,		Increase (Decrease)
	2023	2022
	(in millions)
Warehouse lending	$6,618	$5,561	$1,057
Municipal & nonprofit	1,554	1,524	30
Tech & innovation	2,808	2,293	515
Equity fund resources	845	3,717	(2,872)
Other commercial and industrial	7,452	7,793	(341)
CRE - owner occupied	1,658	1,656	2
Hotel franchise finance	3,855	3,807	48
Other CRE - non-owner occupied	5,974	5,457	517
Residential	13,287	13,996	(709)
Residential - EBO	1,223	1,884	(661)
Construction and land development	4,862	3,995	867
Other	161	179	(18)
Total loans HFI	50,297	51,862	(1,565)
Allowance for credit losses	(337)	(310)	(27)
Total loans HFI, net of allowance	$49,960	$51,552	$(1,592)

Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $108 million and $141 million reduced the carrying value of loans as of December 31, 2023 and 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $177 million and $195 million increased the carrying value of loans as of December 31, 2023 and 2022, respectively.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2023 that were contractually due in under one year, one through five years, after five through 15 years, and more than 15 years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due Under 1 Year	Due 1 - 5 Years	Due 5 - 15 Years	Due Over 15 Years	Total
	(in millions)
Warehouse lending
Variable rate	$3,554	$2,712	$—	$—	$6,266
Fixed rate	3	349	—	—	352
Municipal & nonprofit
Variable rate	2	65	349	10	426
Fixed rate	126	59	672	271	1,128
Tech & innovation
Variable rate	315	2,261	30	—	2,606
Fixed rate	11	188	3	—	202
Equity fund resources
Variable rate	638	40	7	—	685
Fixed rate	47	113	—	—	160
Other commercial and industrial
Variable rate	1,279	3,190	1,121	10	5,600
Fixed rate	277	1,111	464	—	1,852
CRE - owner occupied
Variable rate	106	341	338	80	865
Fixed rate	26	337	397	33	793
Hotel franchise finance
Variable rate	549	2,419	79	—	3,047
Fixed rate	196	433	179	—	808
Other CRE - non-owner occupied
Variable rate	1,361	2,583	354	23	4,321
Fixed rate	236	1,141	276	—	1,653
Residential
Variable rate	7	4	3	760	774
Fixed rate	18	2	44	12,449	12,513
Residential - EBO
Variable rate	—	—	—	—	—
Fixed rate	—	—	1	1,222	1,223
Construction and land development
Variable rate	1,731	2,784	76	—	4,591
Fixed rate	62	192	17	—	271
Other
Variable rate	95	15	13	2	125
Fixed rate	4	15	17	—	36
Total	$10,643	$20,354	$4,440	$14,860	$50,297
At December 31, 2023, total loans consisted of 58.3% with variable rates and 41.7% with fixed rates, compared to 55.9% with variable rates and 44.1% with fixed rates at December 31, 2022. As of December 31, 2023, approximately $22.3 billion, or 76.2%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.6%. At December 31, 2022, approximately $21.6 billion, or 74.5% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.1%.

Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of December 31, 2023 and 2022, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 38% and 40% of the Company's HFI loan portfolio as of December 31, 2023 and 2022, respectively.
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 33% and 29% of total loans at December 31, 2023 and 2022 respectively. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following table presents the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	December 31, 2023
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,235	43.9%	8.4%	48.1%
Office	2,358	24.4	4.7	58.8
Retail	753	7.8	1.5	61.0
Multifamily	566	5.9	1.1	49.7
Industrial	565	5.8	1.1	50.4
Time share	378	3.9	0.8	34.9
Senior care	160	1.7	0.3	41.8
Medical	124	1.3	0.2	51.2
Other	511	5.3	1.0	43.4
Total CRE - non-owner occupied	$9,650	100.0%	19.2%	51.1%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of December 31, 2023:

(in millions)
2023	$927
2022	3,223
2021	1,661
2020	897
2019	1,218
Prior	1,724
Total	$9,650
The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of December 31, 2023:

(in millions)
2024	$2,206
2025	1,696
2026	2,073
2027	1,876
2028	834
Thereafter	965
Total	$9,650
Approximately $2.4 billion, or 4.7%, of total loans HFI consisted of CRE non-owner occupied office loans as of December 31, 2023, compared to $2.4 billion, or 4.6%, as of December 31, 2022. Of the non-owner occupied office loan balance as of

December 31, 2023, $477 million is scheduled to mature in 2024. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling approximately 2% and 10% of office loans as of December 31, 2023, respectively.
The office loan portfolio largely consists of value-add loans that require significant up-front cash equity contributions from institutional sponsors and large regional and national developers. The properties underlying these loans have stable business trends and low vacancy rates. To a large extent, the financing structures of these loans do not carry junior liens or mezzanine debt, which enables maximum flexibility when working with clients and sponsors. In addition to adhering to conservative underwriting standards, asset-specific credit risk is mitigated through continued sponsor support of projects by re-appraisal rights of the Company, re-margining requirements and ongoing debt service, and debt yield covenants. For additional discussion of the Company’s credit risk monitoring practices, see “Business – Lending Activities – Asset Quality” in Item 1 of this Form 10-K.
As of December 31, 2023 and 2022, 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Total non-performing loans increased by $323 million at December 31, 2023 to $410 million from $87 million at December 31, 2022.

	December 31,
	2023	2022
	(dollars in millions)
Total nonaccrual loans (1)	$273	$85
Loans past due 90 days or more on accrual status (2)	42	—
Accruing restructured loans	95	2
Total nonperforming loans	410	87
Other assets acquired through foreclosure, net	$8	$11
Nonaccrual loans to funded loans HFI	0.54%	0.16%
Loans past due 90 days or more on accrual status to funded loans HFI	0.08	—
(1)Includes loan modifications and borrowers experiencing financial difficulty of $111 million and TDR loans of $12 million at December 31, 2023 and 2022, respectively.
(2)Excludes government guaranteed residential mortgage loans of $399 million and $582 million at December 31, 2023 and 2022, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $12.3 million, $4.7 million, and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	December 31, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$6	2.2%	0.01%
Tech & innovation	33	12.1	0.06
Other commercial and industrial	53	19.4	0.11
CRE - owner occupied	9	3.3	0.02
Other CRE - non-owner occupied	83	30.4	0.16
Residential	70	25.6	0.14
Construction and land development	19	7.0	0.04
Total non-accrual loans	$273	100.0%	0.54%

	December 31, 2022
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$7	8.2%	0.01%
Tech & innovation	1	1.2	0.00
Other commercial and industrial	24	28.2	0.04
CRE - owner occupied	12	14.1	0.02
Hotel franchise finance	10	11.8	0.02
Other CRE - non-owner occupied	8	9.4	0.02
Residential	19	22.4	0.04
Construction and land development	4	4.7	0.01
Total non-accrual loans	$85	100.0%	0.16%
Restructurings for Borrowers Experiencing Financial Difficulty
The Company adopted the amendments in ASU 2022-02, which eliminated the accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty made on or after January 1, 2023.
The following table presents the amortized cost of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at December 31, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
	(dollars in millions)
Tech & innovation	$1	$6	$8	$15	0.5%
Other commercial and industrial	—	23	8	31	0.4
CRE - owner occupied	—	3	—	3	0.2
Hotel franchise finance	—	37	—	37	1.0
Other CRE - non-owner occupied	—	119	—	119	2.0
Residential	—	—	1	1	0.0
Total	$1	$188	$17	$206	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of December 31, 2023, modified loans on nonaccrual status totaled $111 million and the remaining $95 million were current with contractual payments.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the year ended December 31, 2023, the Company completed modifications of EBO loans with an amortized cost of $225 million. These modifications were largely payment delays and term extensions, or both.

Troubled Debt Restructured Loans
Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. The loan terms that were modified or restructured due to a borrower’s financial situation included, but were not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. The majority of the Company's modifications were extensions in terms or deferral of payments which result in no lost principal or interest. Consistent with regulatory guidance, a TDR loan subsequently modified in another restructuring agreement but had shown sustained performance and classification as a TDR, was removed from TDR status provided that the modified terms were market-based at the time of modification.
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
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	December 31, 2023			December 31, 2022
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$5.8	1.7%	13.2%	$8.4	2.7%	10.7%
Municipal & nonprofit	14.7	4.4	3.1	15.9	5.1	3.0
Tech & innovation	42.1	12.5	5.6	30.8	10.0	4.4
Equity fund resources	1.3	0.4	1.7	6.4	2.1	7.2
Other commercial and industrial	81.4	24.2	14.8	85.9	27.7	15.0
CRE - owner occupied	6.0	1.8	3.3	7.1	2.3	3.2
Hotel franchise finance	33.4	9.9	7.6	46.9	15.2	7.4
Other CRE - non-owner occupied	96.0	28.5	11.9	47.4	15.3	10.5
Residential	23.1	6.9	26.4	30.4	9.8	27.0
Residential - EBO	—	—	2.4	—	—	3.6
Construction and land development	30.4	9.0	9.6	27.4	8.8	7.7
Other	2.5	0.7	0.4	3.1	1.0	0.3
Total	$336.7	100.0%	100.0%	$309.7	100.0%	100.0%
During the years ended December 31, 2023 and 2022, net loan charge-offs to average loans outstanding were 0.06% and approximately 0.00%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $31.6 million and $47.0 million at December 31, 2023 and 2022, respectively, and is included in Other liabilities on the Consolidated Balance Sheets. The decrease in the ACL related to off-balance sheet credit exposures is due to lower unfunded loan commitments at December 31, 2023 compared to December 31, 2022.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of this Form 10-K. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	December 31, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$26	3.6%	0.05%
Municipal & nonprofit	2	18	2.5	0.04
Tech & innovation	14	49	6.8	0.10
Other commercial and industrial	50	95	13.2	0.19
CRE - owner occupied	9	3	0.4	0.01
Hotel franchise finance	9	203	28.3	0.40
Other CRE - non-owner occupied	15	251	35.0	0.50
Residential	143	72	10.0	0.14
Construction and land development	1	1	0.1	0.00
Other	20	1	0.1	0.00
Total	264	$719	100.0%	1.43%

	December 31, 2022
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$43	11.3%	0.08%
Tech & innovation	27	81	21.4	0.16
Other commercial and industrial	50	36	9.5	0.07
CRE - owner occupied	8	4	1.0	0.01
Hotel franchise finance	2	26	6.9	0.05
Other CRE - non-owner occupied	9	55	14.5	0.10
Residential	39	20	5.3	0.04
Construction and land development	2	98	25.9	0.19
Other	18	16	4.2	0.03
Total	156	$379	100.0%	0.73%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.1 billion as of December 31, 2023 and 2022.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	December 31,
	2023	2022
	(in millions)
FNMA and FHLMC	$46,840	$38,113
GNMA	19,848	31,046
Non-agency	1,959	1,690
Total unpaid principal balance of loans	$68,647	$70,849

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill totaling $527 million as of December 31, 2023 and 2022.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the year ended December 31, 2023, the Company performed an interim Step 0 goodwill impairment assessment as of each interim quarter end date, based on the industry disruption from the bank failures in 2023. The Step 0 assessment included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. As of each interim testing date, the Company did not believe these events or circumstances significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values. The Company elected to perform a Step 1 goodwill impairment assessment as of October 1, 2023 and determined the fair value of the Company and its reporting units exceeded their respective carrying values and therefore, no goodwill impairment was recorded as a result of the evaluation.
During the years ended December 31, 2022 and 2021, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
The following is a summary of acquired intangible assets:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$12	$2	$14	$11	$3
Correspondent customer relationships	76	10	66	76	7	69
Customer relationships	18	6	12	18	3	15
Developed technology	4	2	2	4	1	3
Operating licenses	56	4	52	56	2	54
Trade names	10	2	8	10	1	9
	$178	$36	$142	$178	$25	$153
Deferred Tax Assets
As of December 31, 2023, the net DTA balance totaled $287 million, a decrease of $24 million from $311 million as of December 31, 2022. This decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities and decreases to credit carryforwards that were not fully offset by the decrease to MSR DTLs.
As of December 31, 2023 and 2022, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $55.3 billion at December 31, 2023 from $53.6 billion at December 31, 2022, an increase of $1.7 billion, or 3.1%. By deposit type, the increase in deposits is attributable to increases in interest-bearing demand deposits of $6.4 billion and certificates of deposit of $5.1 billion, partially offset by decreases in non-interest-bearing demand deposits of $5.2 billion and savings and money market accounts of $4.6 billion.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2023, the Company had $13.3 billion of these reciprocal deposits, compared to $2.8 billion at December 31, 2022. At December 31, 2023 and 2022, the Company also had wholesale brokered deposits of $6.6 billion and $4.8 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $17.8 billion and $12.9 billion at December 31, 2023 and 2022, respectively. The Company incurred $422.5 million and $162.8 million in deposit related costs on these deposits during the year ended December 31, 2023 and 2022, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.
The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2023		2022		2021
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$12,422	2.83%	$8,331	0.95%	$4,751	0.13%
Savings and money market accounts	14,903	2.87	18,518	0.86	15,814	0.21
Certificates of deposit	7,945	4.56	2,772	1.40	1,850	0.46
Total interest-bearing deposits	35,270	3.24	29,621	0.93	22,415	0.21
Non-interest-bearing demand deposits	18,293	—	24,133	—	19,416	—
Total deposits	$53,563	2.13%	$53,754	0.51%	$41,831	0.11%
At December 31, 2023 and 2022, the Company had total uninsured deposits of $15.2 billion and $29.5 billion, respectively. Total U.S. time deposits in excess of the FDIC insurance limit were $1.0 billion and $1.1 billion at December 31, 2023 and 2022, respectively.
The table below discloses the remaining maturity for estimated uninsured time deposits as of December 31, 2023:

(in millions)
3 months or less	$611
3 to 6 months	407
6 to 12 months	264
Over 12 months	42
Total	$1,324
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
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of warehouse borrowings, advances from the FHLB, the BTFP, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities and EBO loans, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings increased $1.8 billion to $6.8 billion at December 31, 2023 from $5.0 billion at December 31, 2022. The increase was driven by increases in FHLB advances of $1.9 billion and warehouse borrowings of $376 million, partially offset by a decrease in Federal funds purchased of $465 million.
Long-Term Borrowings
The Company's long-term borrowings consist of credit linked notes, inclusive of issuance costs and fair market value adjustments related to the AmeriHome Senior Notes that were redeemed during the year. At December 31, 2023, the carrying value of long-term borrowings was $446 million, compared to $1.3 billion at December 31, 2022. The decrease in long-term borrowings from December 31, 2022 primarily relates to the payoff of credit linked notes on the Company's mortgage warehouse and equity fund resource loans and the AmeriHome senior notes during the year ended December 31, 2023.

Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2023, the carrying value of qualifying debt was $895 million, compared to $893 million at December 31, 2022.
Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 17. Commitments and Contingencies" in Item 8 of this Form 10-K) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
As of December 31, 2023 and 2022, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2023
WAL	$7,201	$6,035	$52,517	$70,295	13.7%	11.5%	8.6%	10.8%
WAB	6,802	6,229	52,508	70,347	13.0	11.9	8.9	11.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2022
WAL	$6,586	$5,449	$54,461	$69,814	12.1%	10.0%	7.8%	9.3%
WAB	6,280	5,737	54,411	69,762	11.5	10.5	8.2	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company and the Bank are also subject to liquidity and other regulatory requirements as administered by the federal banking agencies. These agencies have broad powers and at their discretion, could limit or prohibit the Company's payment of dividends, payment of certain debt service and issuance of capital stock and debt as they deem appropriate and as such, actions by the agencies could have a direct material effect on the Company’s business and financial statements.
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes it is in compliance with these requirements as of December 31, 2023.

Critical Accounting Estimates
The Notes to the Consolidated Financial Statements contain a discussion of the Company's significant accounting policies, including information regarding recently issued accounting pronouncements, adoption of such policies, and the related impact of their adoption. The Company believes certain of these policies, along with various estimates it is required to make in recording its financial transactions, are important to have a complete understanding of the Company's financial position. In addition, these estimates require management to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a summary of these critical accounting policies and significant estimates.
Allowance for credit losses
The ACL guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date, including off-balance sheet credit exposures, based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense in those future periods. The allowance level is influenced by loan volumes and mix, average remaining maturities, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2023, the allowance level was most impacted by the bank failures in 2023 and heightened economic uncertainty, particularly in the commercial real estate market, which resulted in recognition of a provision for credit losses of $62.6 million. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K for a detailed discussion of the Company's methodologies for estimating expected credit losses.
Fair value of financial instruments
The Company uses fair value measurements to recognize certain financial instruments at fair value. The Company holds financial instruments, including loans HFS, MSRs, and derivative instruments, that are recorded at fair value and require management to make significant judgments in estimating the fair value of these financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are actively traded and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate the fair value of these financial instruments. The fair value of MSRs is determined using a discounted cash flow model based on certain unobservable inputs. Assumptions used to value the Company’s MSRs represent management’s best estimate of assumptions market participants would use to value this asset and may require significant judgment. The primary risk of material changes to the value of the MSRs resides in the potential volatility and judgment in the assumptions used, specifically prepayment speeds, option adjusted spreads, and discount rates. Hypothetical changes in the value of MSRs based on assumed immediate changes in certain inputs are disclosed in “Note 5. Mortgage Servicing Rights” in Item 8 of this Form 10-K.
Goodwill impairment
The Company performs its annual goodwill impairment test as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. As described in "Note 1. Summary of Significant Accounting Policies” in Item 8 of this Form 10-K, the Company may first elect to assess, through qualitative factors, whether it is more likely than not goodwill is impaired. This qualitative assessment includes consideration of relevant events and circumstances, such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other events specific to the Company, significant events affecting a reporting unit, and a sustained decrease in stock price. If, after assessing all relevant events or circumstances, the qualitative assessment indicates potential impairment, a quantitative impairment test is performed. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying amount. If, based on the quantitative test, a reporting unit's carrying amount exceeds its fair value, a goodwill impairment charge for this difference is recorded to current period earnings as non-interest expense.
After considering the economic uncertainty and market volatility resulting from the rising rate environment and the industry disruption from the bank failures in 2023 which impacted the Company's stock price and market capitalization, the Company elected to perform a quantitative valuation to assess goodwill impairment for each of its reporting units as of October 1, 2023. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to forecasted cash flows, the appropriate discount rates and an applicable control premium. The determination of the fair value of the Company’s reporting units as of October 1, 2023 employed both an income and a market approach. The income approach utilizes the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate to estimate value. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows as it relates to expectations for earnings projections, growth, and credit loss expectations and actual results may differ from forecasted results. The market approach relies upon valuation multiples derived from stock prices and enterprise values of publicly traded companies and also incorporates a control premium to develop an estimate of value. The selection of comparable companies and an appropriate control premium under this approach is subjective. Changes to any of these assumptions or judgments, either individually or collectively, may have a significant effect on the estimated fair value of the Company’s reporting units as calculated under both these approaches. Based on the results of the Company’s annual goodwill impairment test, the fair value of each of the Company’s reporting units with goodwill exceeded its carrying value. The Company monitored events and circumstances during the period from October 1, 2023 through December 31, 2023, including macroeconomic conditions, industry and market events and Company-specific performance indicators, and concluded it was not more likely than not the fair value of each of the Company's reporting units was below its respective carrying value as of December 31, 2023. Therefore, no impairment charges were recorded during the year ended December 31, 2023. The carrying value of goodwill by reporting unit is disclosed in "Note 8. Goodwill and Other Intangible Assets" in Item 8 of this Form 10-K.
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
The following table presents the available and outstanding balances on the Company's lines of credit as of December 31, 2023:

	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$1,120	$175
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2023 are presented in the following table:

(in millions)
FHLB:
Borrowing capacity	$12,436
Outstanding borrowings	6,200
Letters of credit	147
Total available credit	$6,089

FRB:
Borrowing capacity	$16,741
Outstanding borrowings	—
Total available credit	$16,741

Warehouse borrowings:
Borrowing capacity	$3,000
Outstanding borrowings	376
Total available credit	$2,624
The Company also plans for potential funding needs related to operating expenses, which in some cases involve contracts that contain penalties for early termination. Further, the Company has entered into certain letters of credit or other commitments to extend credit to customers of the Bank.
The following table sets forth the Company's significant contractual obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Time deposit maturities	$10,106	$9,092	$1,013	$1	$—
Qualifying debt	909	—	—	—	909
Other borrowings	7,544	6,837	93	73	541
Operating lease obligations	199	31	62	51	55
Total	$18,758	$15,960	$1,168	$125	$1,505

Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2023 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$13,291	$3,860	$5,637	$2,195	$1,599
Credit card commitments and financial guarantees	418	418	—	—	—
Letters of credit	222	166	6	50	—
Total	$13,931	$4,444	$5,643	$2,245	$1,599
The following table sets forth certain information regarding short-term borrowings:

	December 31,
	2023	2022	2021
	(dollars in millions)
Repurchase Agreements:
Maximum month-end balance	$2,614	$523	$22
Balance at end of year	6	27	17
Average balance	1,076	76	20
Federal Funds Purchased
Maximum month-end balance	745	1,860	2,283
Balance at end of year	175	640	675
Average balance	127	568	419
FHLB Advances:
Maximum month-end balance	11,000	6,000	4,200
Balance at end of year	6,200	4,300	—
Average balance	3,732	2,526	393
FRB Advances:
Maximum month-end balance	1,300	—	—
Balance at end of year	—	—	—
Average balance	1,962	—	—
Warehouse borrowings:
Maximum month-end balance	2,101	160	820
Balance at end of year	376	—	—
Average balance	855	201	442
Total Short-Term Borrowed Funds	$6,757	$4,967	$692
Weighted average interest rate at end of year	5.72%	4.64%	0.16%
Weighted average interest rate during year	5.58	2.28	0.67
The Company has also committed to irrevocably and unconditionally guarantee the payments or distributions with respect to the holders of preferred securities of the Company's eight statutory business trusts to the extent the trusts have not made such payments or distributions, including: 1) accrued and unpaid distributions; 2) the redemption price; and 3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. The Company does not believe these off-balance sheet arrangements have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance such arrangements will not have a future effect.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At December 31, 2023, there were $6.9 billion in liquid assets, comprised of $785 million in cash on deposit at the FRB and $6.1 billion in liquid securities not currently used as collateral for borrowings or other purposes. The Company had $3.3 billion in unpledged marketable securities at December 31, 2023.

The Parent maintains liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. In the Company's analysis of Parent liquidity, it is assumed the Parent is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make non-discretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the Parent and affiliated companies. Under this scenario, the amount of time the Parent and its non-bank subsidiary can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the Parent liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over twelve months.
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2023, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2023, 2022, and 2021, net cash (used in) provided by operating activities was $(329) million, $2.2 billion, and $(2.7) billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the year ended December 31, 2023, the Company's cash balance increased by $1.1 billion as a result of a net decrease in loans, compared to a reduction in cash of $11.2 billion during the year ended December 31, 2022 primarily from a net increase in loans. A net increase in investment securities of $3.7 billion and $1.8 billion for the years ended December 31, 2023 and 2022, respectively, partially offset the increase to the Company's cash balance during the year ended December 31, 2023 and contributed to the reduction during the year ended December 31, 2022.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the years ended December 31, 2023, 2022, and 2021, net deposits increased $1.7 billion, $6.0 billion, and $15.7 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $225.0 million, respectively, through one participating financial institution or, a combined total of $275.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2023, the Company has $1.5 billion of CDARS and $9.8 billion of ICS deposits.
As of December 31, 2023, the Company has $6.6 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2023, WAB and CSI paid dividends to the Parent of $230.0 million and $100.0 million, respectively. Subsequent to December 31, 2023, WAB paid dividends to the Parent of $60.0 million.

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
Enacted in 2018, the EGRRCPA, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides limited regulatory relief to certain financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. The EGRRCPA relieves bank holding companies with less than $100 billion in assets from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, resolution planning and enhanced liquidity and risk management requirements).
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
Supervision and Regulation of WATC
WATC is an OCC-chartered, non-depository national trust bank. WATC offers levered loan facility administration, loan administration, and securities custody products. As a national trust bank, the ability of WATC to engage in fiduciary activities is governed by federal law at 12 U.S.C. § 92a and the OCC regulations at 12 C.F.R. Part 9, as well as certain state laws to the extent not preempted by federal law and regulation. WATC may engage in any of the enumerated activities or roles permitted for national trust banks listed in federal statutes and regulations as well as any other capacity that the OCC authorizes pursuant to federal law. As a non-depository national trust bank, WATC may not accept deposits and is not subject to legal requirements to maintain FDIC deposit insurance.
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
Bank Holding Company Regulation
WAL is a bank holding company as defined under the BHCA. The BHCA generally limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Business activities that have been determined to be related to banking and are therefore appropriate for bank holding companies and their affiliates to engage in, include securities brokerage services, investment advisory services, fiduciary services, and certain management advisory and data processing services, among others. Bank holding companies that have elected to become financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either: (i) financial in nature or incidental to such financial activity

(as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
Mergers and Acquisitions
The BHCA, the Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHCA requires prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. In April 2020, the Federal Reserve adopted a final rule codifying the presumptions used in determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA, and providing greater transparency on the types of relationships the Federal Reserve generally views as supporting a determination of control. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.
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
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations, with certain of these standards applicable to banking organizations over $10 billion, including WAL and WAB.
As a result of passage of the EGRRCPA, bank holding companies with less than $100 billion in assets are exempt from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, the resolution planning and enhanced liquidity and risk management requirements therein). Notwithstanding these changes, the capital planning and risk management practices of the Company and the Bank will continue to be reviewed through the regular supervisory processes of the FRB. Further, in connection with the FRB’s rules implementing the enhanced prudential standards required by Dodd-Frank (and as subsequently modified by application of the EGRRCPA’s higher consolidated asset thresholds for bank holding companies), the Company has established a risk committee of the BOD to manage enterprise-wide risk and has retained its separate risk committee of independent directors.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and WAB, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act, which includes CLO and collateralized debt obligation securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with: (1) organizing and offering the covered fund; (2) certain risk-mitigating hedging activities; and (3) de minimis investments in covered funds.
The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule, including by eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. In June 2020, the Federal Reserve and other regulatory agencies issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns the Volcker Rule was intended to address. The Company believes it is fully compliant with the Volcker Rule, including as modified by the EGRRCPA rule.
Dividends
The Company has paid regular quarterly dividends since the third quarter of 2019. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of WAL's BOD and will depend on the Company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions, and other factors the BOD may deem relevant.
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

From time to time, the Company may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends under certain circumstances. Holding company expenses and obligations with respect to its outstanding preferred stock, trust preferred securities and subordinated debt also may limit or impair the Company’s ability to declare and pay dividends.
Since the Company has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from WAB and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state member bank, such as WAB, to pay cash dividends is subject to restrictions by the FRB and the State of Arizona. The FRB’s Regulation H states that a member bank may not declare or pay a dividend if the total of all dividends declared during that calendar year exceed the bank’s net income during that calendar year and the retained net income of the prior two years. Further, without receiving prior approval from both the FRB and two-thirds of its stockholders, a bank cannot declare or pay a dividend that would exceed its undivided profits or withdraw any portion of its permanent capital.
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
Bank Term Funding Program
In response to the bank failures that occurred earlier in 2023, the Federal Reserve System has established the BTFP, which is intended to provide additional funding to eligible depository institutions to help ensure banks have the ability to meet the needs of all their depositors. The BTFP functions similarly to the Federal Reserve’s traditional discount window, offering loans of up to one year in length to eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations (for example, U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities), which are valued at par. The U.S. Department of the Treasury will provide $25 billion as credit protection to the Federal Reserve Banks in connection with the BTFP. The BTFP's goal is to be an additional source of liquidity against high-

quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. The Company borrowed $1.3 billion under the BTFP, all of which was repaid as of December 31, 2023.
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
The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and up to 1,250% risk weights for a variety of higher risk asset classes.
As of April 1, 2020, final rules became effective simplifying the capital treatment for mortgage servicing assets, certain DTAs, investments in the capital instruments of unconsolidated financial institutions, and minority interest. Management believes the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios.
In response to the COVID-19 pandemic, the federal bank regulatory agencies issued a final rule in late August 2020 that allows institutions that adopted the CECL accounting standard in 2020 to mitigate CECL’s estimated effects on regulatory capital for two years, followed by a three-year transition period. The Company has elected this capital relief option.
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
Transactions with Affiliates and Insiders
Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA and Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring such transactions be on terms consistent with safe and sound banking practices.

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

To recover the loss to the Deposit Insurance Fund arising from the bank failures that occurred earlier in 2023, the FDIC approved an annual special assessment rate of approximately 13.4 basis points. The assessment base for the special assessments would be equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. The special assessments will be collected over an eight-quarter collection period, at a quarterly special assessment rate of 3.35 basis points, with the first quarterly assessment period beginning on January 1, 2024. However, the amount of the total special assessment is subject to adjustment and will not be finalized by the FDIC until after termination of the receiverships. In connection with the special assessment, the Company recognized a charge of $66.3 million during the year ended December 31, 2023.
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
For example, in August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended GLBA. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions that do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.
The GLBA also requires financial institutions to implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify customers of security breaches resulting in unauthorized access to their nonpublic personal information.
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
The federal banking regulators have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. In addition, all federal and state banking regulators continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.
On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective May 1, 2022.

Community Reinvestment Act and Fair Lending Laws
WAB has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community, consistent with the CRA.
On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. WAB is currently evaluating the impact of the modified CRA regulations, but does not anticipate any resulting material impact to its operations or compliance objectives.
In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. WAB’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. WAB’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions. WAB received a rating of “Satisfactory” in its most recent CRA examination, in April 2022.
Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs that provide funding to their members to support residential lending, as well as affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2023, WAB’s total investment in FHLB stock was $189 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and WAB, with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. WAL gives stockholders a non-binding vote on executive compensation annually.
Preventing Suspicious Activity
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions are also required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and

USA PATRIOT Act BOD-approved compliance program and engages in relatively few transactions with foreign financial institutions or foreign persons.
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
Future Legislative Initiatives
Federal and state legislatures may introduce legislation that will impact the financial services industry. In addition, federal banking agencies may introduce regulatory initiatives that are likely to impact the financial services industry, generally. However it is not clear whether such changes will be enacted or, if enacted, what their effect on the Company will be. New legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to WAL or any of its subsidiaries could have a material effect on the business of the Company.

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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and net interest income in the event of hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's net interest income and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the year ended December 31, 2023, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at December 31, 2023, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate re-set period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price with a certain beta to underlying market rate changes. The Company regularly conducts sensitivity analysis for this assumption to determine the impact on the interest rate risk position. These betas are derived separately by deposit product and are based on both observed and projected market rate and balance trends. Current deposit beta assumptions range between 20% to 90%, depending on product, with an average interest bearing deposit beta of 59%.
This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes loan and deposit balances remain static and do not change over the course of the year. It does not account for all factors that could impact the Company's results, including changes by management to mitigate interest rate changes or secondary factors, such as changes to the Company's credit risk profile as interest rates change. The results also will be impacted by seasonality in the balance sheet. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment speeds that will differ from the market estimates incorporated in this analysis. These assumptions are inherently uncertain and as a result, actual results may differ from simulated results due to factors such as timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, and changes that vary significantly from the modeled assumptions may have a significant effect on the Company's actual net interest income.

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. A Down 200 scenario in this simulation model is also being presented as of December 31, 2023 as current projections of future market rates include consideration of rate decreases in the current high rate environment. The Company will continue to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
Sensitivity of Net Interest Income

	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shift Scenario	(7.1)%	(3.4)%	3.2%	6.4%
Interest Rate Ramp Scenario	(3.1)	(1.5)	1.5	3.0
At December 31, 2023, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Economic Value of Equity. The Company measures the impact of market interest rate changes on the NPV of estimated cash flows from its assets, liabilities, and off-balance sheet items, defined as EVE, using a simulation model. The Company's simulation model focuses on parallel interest rate shocks and takes into account assumptions related to loan prepayment trends that are sourced using a combination of third-party prepayment models and internal historical experience, terminal maturity for non-maturity deposits, decay attrition, and pricing sensitivity derived from the Company's data and other internally-developed analysis and models. These assumptions are reviewed at least annually and are adjusted periodically to reflect changes in market conditions and the Company's balance sheet composition. As simulated model results are based on a number of assumptions outlined above, including forecasted market conditions, actual amounts may differ significantly from the projections set forth below should market conditions vary from the underlying assumptions. The Company's EVE model assumptions have not changed from the assumptions used in its December 31, 2022 simulation.
This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. The Company will continue to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2023:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
% Change	15.3%	8.1%	(7.2)%	(13.2)%
At December 31, 2023, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. For additional discussion on how derivatives in a hedging relationship (fair value hedges) are used to manage the Company's interest rate risk, see "Note 14. Derivatives and Hedging Activities" in Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data.
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Western Alliance Bancorporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 27, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses for loans held for investment and unfunded loan commitments totaled $336.7 million and $31.6 million as of December 31, 2023, respectively. The allowance for credit losses on loans held for investment and unfunded loan commitments is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment and unfunded loan commitments.
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
The quantitative estimates of expected credit losses on loans held for investment and unfunded commitments derived from the probability of default, loss given default and exposure at default are adjusted by management to incorporate consideration of different probability weighted economic scenarios, current trends and conditions that are not captured in the quantitative credit loss estimates through the use of qualitative and/or environmental factors, which requires management to apply a significant amount of judgment and involves a high degree of estimation.
We identified management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions as a critical audit matter because auditing management’s judgments involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the adjustments.
Our audit procedures related to management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions included the following, among others:
•We obtained an understanding of the relevant controls related to management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions and tested such controls for design and operating effectiveness.
•We evaluated the appropriateness of management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions by performing the following procedures:
◦We tested the completeness and accuracy of the data used by management to determine management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions.
◦We evaluated management’s considerations of data utilized as a basis for management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions.
◦We evaluated management’s support of adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions.
◦We agreed management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions to the allowance for credit losses on loans held for investment and unfunded commitments calculations.
Valuation of Mortgage Servicing Rights
As described in Notes 1 and 5 to the financial statements, the Company’s mortgage servicing rights totaled $1,124 million as of December 31, 2023. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. Mortgage servicing rights represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure mortgage servicing rights at fair value. The Company estimates the fair value of mortgage servicing rights using a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate and cost to service.
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
Our audit procedures related to the valuation of mortgage servicing rights as of December 31, 2023 included, among others, testing management’s process for determining the fair value, including:
•We obtained an understanding of the relevant controls related to the establishment of the option adjusted spread and conditional prepayment assumptions used in the valuation of mortgage servicing rights and tested such controls for design and operating effectiveness.
•We evaluated the appropriateness of the valuation model and methodology.
•We tested the completeness and accuracy of the data used in the model.
•We utilized internal valuation specialists to assist with evaluating the reasonableness of the option adjusted spread and conditional prepayment rate assumptions by considering the consistency with available external market and industry data.
Goodwill Impairment
As described in Notes 1 and 8 to the financial statements, the Company’s goodwill totaled $527 million as of December 31, 2023. The Company performs its annual goodwill impairment test as of October 1 each year, or more often if events or circumstances indicate the carrying amount of goodwill may not be recoverable. The Company performed an annual quantitative goodwill impairment assessment as of October 1, 2023, and concluded that goodwill was not impaired, by determining the fair value of each of the Company’s reporting units and comparing the fair value to each reporting unit’s carrying amount.
The Company’s determination of the fair value of the Company’s reporting units as of October 1, 2023 employed both an income and a market approach. The income approach utilized each reporting unit’s forecasted cash flows and each reporting unit’s estimated cost of equity as the discount rate to estimate the fair value of each reporting unit. The enterprise approach utilized valuation multiples derived from stock prices and enterprise values of comparable publicly traded companies and also incorporated a control premium to develop an estimate of value for each reporting unit.
We identified the forecasted cash flows, estimated cost of equity and determination of control premiums utilized to estimate the fair value of the Company's commercial banking and mortgage banking reporting units as a critical audit matter due to the significant, subjective judgment required by management in determining these assumptions. Auditing management’s judgments involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the assumptions.
Our audit procedures related to management’s annual goodwill impairment assessment included the following, among others:
•We obtained an understanding of the relevant controls related to the development of forecasted cash flows, estimated cost of equity and determination of control premiums utilized to estimate the fair value of the Company’s commercial banking and mortgage banking reporting units and tested such controls for design and operating effectiveness.
•We evaluated the reasonableness of management’s cash flow projections for the Company’s commercial banking and mortgage banking reporting units by comparing to industry forecasts and information included in industry analyst reports and considering the impact of changes in the competitive and regulatory environment on management’s forecasts.
•We utilized internal valuation specialists to assist in evaluating the estimated cost of equity and determination of control premiums for the Company’s commercial banking and mortgage banking reporting units, including evaluating the reasonableness of market-based source information underlying management’s development of the cost of equity and control premiums, the reasonableness of management’s method and the mathematical accuracy of the analysis for the Company’s commercial banking and mortgage banking reporting units.
/s/ RSM US LLP
We have served as the Company’s auditor since 1994.
San Francisco, California
February 27, 2024

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$276	$259
Interest-bearing deposits in other financial institutions	1,300	784
Cash and cash equivalents	1,576	1,043
Investment securities - AFS, at fair value; amortized cost of $11,849 and $7,973 at December 31, 2023 and 2022, respectively (ACL of $1 and $0 at December 31, 2023 and 2022, respectively)	11,165	7,092
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $8 and $5 (fair value of $1,251 and $1,112) at December 31, 2023 and 2022, respectively	1,421	1,284
Investment securities - equity	126	160
Investments in restricted stock, at cost	281	224
Loans HFS	1,402	1,184
Loans HFI, net of deferred fees and costs	50,297	51,862
Less: allowance for credit losses	(337)	(310)
Net loans held for investment	49,960	51,552
Mortgage servicing rights	1,124	1,148
Premises and equipment, net	339	276
Operating lease right of use asset	145	163
Bank owned life insurance	186	182
Goodwill and intangible assets, net	669	680
Deferred tax assets, net	287	311
Investments in LIHTC and renewable energy	573	624
Other assets	1,608	1,811
Total assets	$70,862	$67,734
Liabilities:
Deposits:
Non-interest-bearing demand	$14,520	$19,691
Interest-bearing	40,813	33,953
Total deposits	55,333	53,644
Other borrowings	7,230	6,299
Qualifying debt	895	893
Operating lease liability	179	185
Other liabilities	1,147	1,357
Total liabilities	64,784	62,378
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 depositary shares issued and outstanding at December 31, 2023 and 2022)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,169,523 and 111,465,292 shares issued at December 31, 2023 and 2022, respectively) and additional paid in capital	2,197	2,163
Treasury stock, at cost (2,703,218 and 2,550,766 shares at December 31, 2023 and 2022, respectively)	(116)	(105)
Accumulated other comprehensive loss	(513)	(661)
Retained earnings	4,215	3,664
Total stockholders’ equity	6,078	5,356
Total liabilities and stockholders’ equity	$70,862	$67,734
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$3,409.7	$2,393.4	$1,488.8
Investment securities	459.9	265.6	158.6
Dividends and other	165.7	32.8	11.3
Total interest income	4,035.3	2,691.8	1,658.7
Interest expense:
Deposits	1,142.6	276.4	47.5
Qualifying debt	37.9	35.0	33.1
Other borrowings	515.9	164.1	29.3
Total interest expense	1,696.4	475.5	109.9
Net interest income	2,338.9	2,216.3	1,548.8
Provision for (recovery of) credit losses	62.6	68.1	(21.4)
Net interest income after provision for credit losses	2,276.3	2,148.2	1,570.2
Non-interest income:
Net gain on loan origination and sale activities	193.5	104.0	326.2
Net loan servicing revenue (expense)	102.3	130.9	(16.3)
Service charges and fees	76.3	27.0	28.3
Commercial banking related income	23.7	21.5	17.4
Income from equity investments	15.7	17.8	22.1
(Loss) gain on recovery from credit guarantees	(2.2)	14.7	7.2
(Loss) gain on sales of investment securities	(40.8)	6.8	8.3
Fair value loss adjustments, net	(116.0)	(28.6)	(1.3)
Other income	28.2	30.5	12.3
Total non-interest income	280.7	324.6	404.2
Non-interest expense:
Salaries and employee benefits	566.3	539.5	466.7
Deposit costs	436.7	165.8	29.8
Insurance	190.4	31.1	23.0
Data processing	122.0	83.0	58.2
Legal, professional, and directors' fees	107.2	99.9	58.6
Occupancy	65.6	55.5	43.8
Loan servicing expenses	58.8	55.5	53.5
Business development and marketing	21.8	22.1	13.5
Loan acquisition and origination expenses	20.4	23.1	28.8
Acquisition and restructure expenses	—	0.4	15.3
(Gain) loss on extinguishment of debt	(52.7)	—	5.9
Other expense	86.9	80.8	54.3
Total non-interest expense	1,623.4	1,156.7	851.4
Income before provision for income taxes	933.6	1,316.1	1,123.0
Income tax expense	211.2	258.8	223.8
Net income	722.4	1,057.3	899.2
Dividends on preferred stock	12.8	12.8	3.5
Net income available to common stockholders	$709.6	$1,044.5	$895.7

Earnings per share:
Basic	$6.55	$9.74	$8.72
Diluted	6.54	9.70	8.67
Weighted average number of common shares outstanding:
Basic	108.3	107.2	102.7
Diluted	108.5	107.6	103.3
Dividends declared per common share	$1.45	$1.42	$1.20
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income	$722.4	$1,057.3	$899.2
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(41.4), $225.3, and $22.4, respectively	116.9	(674.9)	(69.0)
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.1, $(1.2), and $0.3, respectively	(0.2)	3.7	(1.2)
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(10.2), $1.9, and $2.1, respectively	30.2	(5.5)	(6.4)
Realized loss on impairment of AFS securities included in income, net of tax effect of $(0.4), $0.0, and $0.0 respectively	1.2	—	—
Net other comprehensive income (loss)	148.1	(676.7)	(76.6)
Comprehensive income	$870.5	$380.6	$822.6
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2020	—	$—	100.8	$—	$1,390.9	$(71.1)	$92.3	$2,001.4	$3,413.5
Net income	—	—	—	—	—	—	—	899.2	899.2
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	35.0	—	—	—	35.0
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(15.7)	—	—	(15.7)
Preferred stock issuance, net	12.0	294.5	—	—	—	—	—	—	294.5
Common stock issuance, net	—	—	5.4	—	540.3	—	—	—	540.3
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.5)	(3.5)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(124.1)	(124.1)
Other comprehensive loss, net	—	—	—	—	—	—	(76.6)	—	(76.6)
Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	1,057.3	1,057.3
Restricted stock, performance stock unit, and other grants, net	—	—	0.6	—	39.8	—	—	—	39.8
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.5)	—	—	(18.5)
Common stock issuance, net	—	—	1.9	—	157.7	—	—	—	157.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(153.4)	(153.4)
Other comprehensive loss, net	—	—	—	—	—	—	(676.7)	—	(676.7)
Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	722.4	722.4
Restricted stock, performance stock unit, and other grants, net	—	—	0.7	—	34.4	—	—	—	34.4
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(11.0)	—	—	(11.0)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(158.7)	(158.7)
Other comprehensive income, net	—	—	—	—	—	—	148.1	—	148.1
Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$6,078.4
(1)Share amounts represent treasury shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$722.4	$1,057.3	$899.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (recovery of) credit losses	62.6	68.1	(21.4)
Depreciation and amortization	63.0	52.4	33.7
Stock-based compensation	34.3	39.8	35.1
Deferred income taxes	(24.9)	(68.6)	42.0
Amortization of net (discounts) premiums for investment securities	(84.0)	21.1	39.8
Amortization of tax credit investments	64.3	63.2	49.5
Amortization of operating lease right of use asset	23.5	22.2	16.3
Amortization of net deferred loan fees and net purchase premiums	(84.0)	(73.6)	(66.3)
Purchases and originations of loans HFS	(42,720.9)	(45,407.0)	(59,569.6)
Proceeds from sales and payments on loans HFS	42,168.1	47,285.0	56,647.7
Mortgage servicing rights capitalized upon sale of mortgage loans	(864.5)	(719.7)	(763.8)
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	87.8	(73.9)	177.7
Fair value adjustments	122.0	22.3	1.3
Sale of investment securities	40.8	(6.8)	(8.4)
Extinguishment of debt	(52.7)	—	5.9
Other	(1.1)	2.2	(15.1)
Other assets and liabilities, net	114.7	(38.7)	(157.6)
Net cash (used in) provided by operating activities	$(328.6)	$2,245.3	$(2,654.0)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(15,144.7)	$(2,396.3)	$(3,248.4)
Principal pay downs and maturities	10,036.3	604.2	1,634.1
Proceeds from sales	1,532.6	177.0	164.5
Investment securities - HTM
Purchases	(201.6)	(281.9)	(595.6)
Principal pay downs and maturities	62.1	100.6	54.9
Equity securities carried at fair value
Purchases	(0.6)	(36.2)	(36.2)
Redemptions	9.0	6.9	21.0
Proceeds from sales	1.5	14.1	4.4
Proceeds from sale of mortgage servicing rights and related holdbacks, net	798.2	391.9	1,182.8
Purchase of other investments	(245.1)	(346.6)	(134.6)
Proceeds from bank owned life insurance, net	0.7	—	—
Net decrease (increase) in loans HFI	1,106.8	(11,172.8)	(12,665.0)
Purchase of premises, equipment, and other assets, net	(114.3)	(141.0)	(69.4)
Cash consideration paid for acquisitions, net of cash acquired	—	(50.0)	(1,024.4)
Net cash used in investing activities	$(2,159.1)	$(13,130.1)	$(14,711.9)

	December 31,
	2023	2022	2021
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$1,688.9	$6,032.1	$15,681.5
Net proceeds from issuance of long-term debt	9.9	578.4	1,055.7
Payments on long-term debt	(818.1)	(30.7)	(475.9)
Net increase (decrease) in short-term borrowings	2,341.3	4,859.0	(1,742.1)
Net proceeds from repurchase obligations	2,661.8	—	—
Payments on repurchase obligations	(2,681.0)	—	—
Cash paid for tax withholding on vested restricted stock and other	(11.0)	(18.5)	(15.8)
Cash dividends paid on common stock and preferred stock	(171.5)	(166.2)	(127.6)
Proceeds from issuance of common stock, net	0.1	157.7	540.3
Proceeds from issuance of preferred stock, net	—	—	294.5
Net cash provided by financing activities	$3,020.4	$11,411.8	$15,210.6
Net increase (decrease) in cash and cash equivalents	532.7	527.0	(2,155.3)
Cash, cash equivalents, and restricted cash at beginning of period	1,043.4	516.4	2,671.7
Cash, cash equivalents, and restricted cash at end of period	$1,576.1	$1,043.4	$516.4

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,581.0	$452.9	$111.6
Income taxes, net	63.6	197.6	175.7
Non-cash activities:
Net increase in unfunded commitments and obligations	$77.1	$259.3	$294.1
Transfers of securitized loans HFS to AFS securities	276.5	205.0	144.5
Transfer of EBO loans previously classified as HFS to HFI	—	1,638.1	—
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	6,646.8	—	—
Transfers of loans HFS to HFI, at amortized cost	2,357.2	780.0	—
Transfers of mortgage-backed securities in settlement of secured borrowings	557.3	610.5	640.6
(1)    Excludes $531.6 million of loans transferred with an original designation of HFS, whose sales activity was classified as operating cash flows.

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services, including mortgage banking services through AmeriHome and digital payment services for the class action legal industry through DST. In addition, the Company has the following non-bank subsidiaries: CSI, a captive insurance company formed and licensed under the laws of the state of Arizona and established as part of the Company's overall enterprise risk management strategy, and WATC, which provides corporate trust services and levered loan administration solutions.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
Recent accounting pronouncements
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance within ASU 2023-09, Income Taxes (Topic 740). The amendments in this update are intended to increase visibility into various income tax components that affect the reconciliation of the effective tax rate to the statutory rate, as well as the qualitative and quantitative aspects of those components. Public business entities will be required to disclose on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet or exceed a five percent threshold (computed by multiplying pretax income by the applicable statutory income tax rate) and include disclosure of state and local jurisdictions that make up the majority of the state and local income tax category in the rate reconciliation. Additional disclosure items include disaggregation of income taxes paid to and income tax expense from federal, state, and foreign jurisdictions as well as disaggregation of income taxes paid to individual jurisdictions in which income taxes paid are equal to or greater than five percent of total income taxes paid.
The amendments in this update are effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025 and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact these amendments will have on its Consolidated Financial Statements.
Accounting for and Disclosure of Crypto Assets
In December 2023, the FASB issued guidance within ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Topic 350). The amendments in this update require entities that hold certain crypto assets to measure such assets at fair value and recognize any changes in fair value in net income in each reporting period. Entities will also be required to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. Other disclosure items include the name, cost basis, fair value, and number of units for each significant crypto asset holding and the aggregate fair values and cost bases of crypto asset holdings that are not individually significant along with a rollforward of activity in the reporting period and disclosure of the method for determining the cost basis of the crypto assets.
The amendments in this update are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and are applied through a cumulative-effect adjustment to the opening balance of retained earnings (as of the beginning of the annual reporting period of adoption). As the Company does not currently hold any crypto assets meeting the criteria outlined in the update, the adoption of this guidance is not expected to have an impact on the Company's Consolidated Financial Statements.

Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments and all existing segment disclosure requirements in ASC 280 and other Codification topics remain unchanged. The amendments in this update are incremental and require public entities that report segment information to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as other segment items. Annual disclosure of the title and position of the chief operating decision maker and how the reported measures of segment profit or loss are used to assess performance and allocation of resources is also required.
The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and are applied on a retrospective basis. The Company is currently evaluating the impact these amendments will have on its Consolidated Financial Statements.
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued guidance within ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323). The amendments in this update permit entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously this option was only permitted for LIHTC investments. Additionally, the amendments in this update require all tax equity investments accounted for using the proportional amortization method apply the delayed equity contribution guidance in Subtopic 323-740 and disclosure of the nature of an entity's tax equity investments and their effect on an entity's financial position and results of operations.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates susceptible to significant changes in the near term, relate to: 1) the determination of the ACL; 2) certain assets and liabilities carried at fair value; 3) goodwill impairment and 4) accounting for income taxes.

Principles of consolidation
As of December 31, 2023, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Investment securities
Investment securities include debt and equity securities. Debt securities may be classified as HTM, AFS, or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. The sale of an HTM security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. Securities classified as AFS are debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates or market conditions, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
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
The credit loss model under ASC 326-30, applicable to AFS debt securities, requires recognition of credit losses through an allowance account with credit losses recognized once securities become impaired. For AFS debt securities, a decline in fair value due to credit loss results in recognition of an ACL. Impairment may result from credit deterioration of the issuer or collateral underlying the security. An assessment to determine whether a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates a credit loss exists, the Company records an ACL for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security's fair value is less than its amortized cost basis. Subsequent changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when a credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on AFS debt securities, which is included in Other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
For each AFS security in an unrealized loss position, the Company also considers: 1) its intent to retain the security until anticipated recovery of the security's fair value; and 2) whether it is more-likely-than not the Company would be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security is written down to its fair value and the write-down is charged against the ACL with any incremental impairment recorded in earnings.
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
Loans held for sale
The Company's loans HFS primarily consist of purchased and originated 1-4 family residential mortgage loans to be sold or securitized through its mortgage banking business. These loans are reported at either fair value, or the lower of cost or fair value, depending on the acquisition source, as further described below.

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
Recognition of interest income on non-government guaranteed or uninsured loans HFS is suspended and accrued unpaid interest receivable is reversed through interest income when loans become 90 days delinquent or when recovery of income and principal becomes doubtful. Loans return to accrual status when the principal and interest become current and it is probable the amounts are fully collectible. For government guaranteed or insured loans HFS that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture and notes rates, as adjusted for probability of default for FHA loans and at the note rate for VA and USDA loans.
At times, the Company may also transfer loans from its HFI portfolio to HFS. Loans transferred from HFI to HFS will be transferred at the lower of amortized cost basis (adjusted for any charge-offs) or fair value. If the amortized cost basis of the transferred loan exceeds its fair value, a valuation allowance equal to the difference in these amounts will be established on the transfer date and any subsequent changes in the valuation allowance will be recognized in earnings. Any ACL previously recorded on transferred loans will be reversed and recognized in earnings at the time of the transfer.
If management determines it no longer intends to sell loans classified as HFS, such loans will be transferred to loans HFI. Loans transferred from HFS to HFI are transferred at amortized cost and any valuation allowance previously recorded is reversed and recognized in earnings at the time of the transfer. The loans are then subject to ACL measurement.
Loans held for investment
Loans HFI are loans management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at amortized cost. Amortized cost is the amount of unpaid principal, adjusted for unamortized net deferred fees and costs, premiums and discounts, and charge-offs. In addition, the amortized cost basis of loans subject to fair value hedges are adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
The Company may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, past due and nonaccrual status, and loan modifications to borrowers experiencing financial difficulty. The Company may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credit losses. For purchased loans not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements.

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
Nonaccrual loans
When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when a loan becomes delinquent by more than 90 days or when management determines the full repayment of principal and collection of interest according to contractual terms is no longer likely. Past due status is based on the contractual terms of the loan. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection. For government guaranteed or insured loans that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture rate and note rates, as adjusted for probability of default for FHA loans, and at the note rate for VA and USDA loans.
For all loans HFI, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed, and the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company may recognize income on a cash basis when a payment is received on a nonaccrual loan provided the collection of the remaining recorded investment in the loan is deemed to be fully collectible. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the loan principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Modifications of Loans to Borrowers Experiencing Financial Difficulty
The Company may agree to modify the terms of a loan to a borrower experiencing financial difficulty. Loans graded Substandard or worse are often characterized by inadequate paying capacity of the borrower and therefore, modifications of these loans are considered to be made to borrowers experiencing financial difficulty. The loan terms that may be modified or restructured due to a borrower’s financial situation include principal forgiveness, an interest rate reduction, an other than-insignificant payment delay, a term extension, or a combination of these terms.
Troubled Debt Restructured Loans
Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), if the Company, for reasons related to a borrower’s financial difficulties, granted a concession to the borrower the Company would not otherwise consider, the modified loan was considered a TDR loan. In order to determine whether a borrower was experiencing financial difficulty, an evaluation was performed to assess the probability the borrower would be in payment default on any of its debt in the foreseeable future without the modification. The evaluation was performed in accordance with the Company's internal underwriting policy. The loan terms that were modified or restructured due to a borrower’s financial situation included, but were not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. A TDR loan was returned to accrual status when the loan was brought current, was performing in accordance with the contractual restructured terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual restructured principal and interest was no longer in doubt. Consistent with regulatory guidance, a TDR loan subsequently modified in another restructuring agreement but had shown sustained performance and classification as a TDR, was removed from TDR status provided the modified terms were market-based at the time of modification.

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
"Substandard" (grade 7): These assets are characterized by well-defined credit weaknesses and carry the distinct possibility the Company will sustain some loss if such weakness or deficiency is not corrected. All loans 90 days or more past due and all loans on nonaccrual status are considered at least "Substandard," unless extraordinary circumstances would suggest otherwise.
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
"Loss" (grade 9): These assets are considered uncollectible and having such little recoverable value, it is not practical to defer writing off the asset. This classification does not mean the loan has absolutely no recovery or salvage value, but rather it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.
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
In determining the ACL, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (PD, LGD, and EAD), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using a single economic scenario and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models define default as loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for all loan segment models, except for the commercial and industrial and CRE, owner-occupied loan segments. Output reversion is used for the commercial and industrial and CRE, owner-occupied loan segments by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the warehouse lending and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed to estimate LGD. Factors utilized in calculating average LGD vary for each loan segment and are further described below. EAD refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate consideration of different probability weighted economic scenarios, current trends and conditions not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
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
Municipal and nonprofit
The municipal and nonprofit portfolio segment consists of loans to local governments, government-operated utilities, special assessment districts, hospitals, schools and other nonprofits. These loans are generally, but not exclusively, entered into for the purpose of financing real estate investment or for refinancing existing debt and are primarily structured as commercial and industrial loans. Loans are supported by taxes or utility fees, and in some cases tax liens on real estate, operating revenue of the institution, or other collateral types. While unemployment rates and the market valuation of residential properties have an effect on the tax revenues supporting these loans, these loans tend to be less cyclical in comparison to similar commercial loans due to reliance on diversified tax bases. The Company uses a non-modeled approach to estimate expected credit losses for this portfolio segment, leveraging grade information and historical municipal default rates.
Tech & innovation
The tech & innovation portfolio segment is comprised of commercial loans originated within this business line and are not collateralized by real estate. The source of repayment of these loans is generally expected to be the income generated from the business or contributions from ownership to sustain the business's growth model. Expected credit losses for this loan segment are estimated using internally-developed models. These models incorporate market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include average investment to GDP and treasury yields. LGD and the prepayment rate assumption for EAD are driven by unemployment levels for this loan segment.
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
Commercial real estate, owner-occupied
The CRE, owner-occupied portfolio segment is comprised of commercial loans collateralized by real estate, where the borrower has a business that occupies the property. These loans are typically entered into for the purpose of providing real estate finance or improvement. The primary source of repayment of these loans is the income generated by the business and where rental or sale of the property may provide secondary support for the loan. These loans are sensitive to general economic conditions as well as the market valuation of CRE properties. The PD estimate for this loan segment is modeled using the same model as the commercial and industrial loan segment. LGD for this loan segment is driven by property appreciation and the prepayment rate assumption for EAD is driven by unemployment levels.
Hotel franchise finance
The hotel franchise finance segment is comprised of loans originated within this business line and are collateralized by real estate, where the owner is not the primary tenant. These loans are typically entered into for the purpose of financing or the improvement of commercial investment properties. The primary source of repayment of these loans are the rents paid by tenants and where the sale of the property may provide secondary support for the loan. These loans are sensitive to the market valuation of CRE properties, rental rates, and general economic conditions. The vendor model used to estimate expected credit losses for this loan segment projects PD and EAD based on multiple macroeconomic scenarios by modeling how macroeconomic conditions affect the commercial real estate market. Real estate market factors utilized in this model include vacancy rate, rental growth rate, net operating income growth rate, and commercial property price changes for each specific property type. The model then incorporates loan and property-level characteristics including debt coverage, leverage, collateral size, seasoning, and property type. LGD for this loan segment is derived from a non-modeled approach that is driven by property appreciation and the prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
Other commercial real estate, non-owner occupied
The other commercial real estate, non-owner occupied segment is comprised of loans collateralized by real estate where the owner is not the primary tenant, but are not originated within the Company's specialty business lines. The model used to estimate expected credit losses for this loan segment is the same as the model used for the hotel franchise finance portfolio segment.
Residential
The residential loan portfolio segment is comprised of loans collateralized primarily by first liens on 1-4 residential family properties and home equity lines of credit collateralized by either first liens or junior liens on residential properties. The primary source of repayment of these loans is the value of the property and the capacity of the owner to make payments on the loan. Unemployment rates and the market valuation of residential properties will impact the ultimate repayment of these loans. The residential mortgage loan model is a vendor model that projects PD, LGD severity, prepayment rate, and EAD to calculate expected losses. The model is intended to capture the borrower's payment behavior during the lifetime of the residential loan by incorporating loan level characteristics such as loan type, coupon, age, loan-to-value, and credit score and economic conditions such as Home Price Index, interest rate, and unemployment rate. A default event for residential loans is defined as 60 days or more past due, with property appreciation as the driver for LGD results. The prepayment rate assumption for EAD for residential loans is based on industry prepayment history.
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
The estimate of expected credit losses related to accrued interest and other fees for the Residential-EBO loan pool is based on an expected loss methodology that incorporates risk parameters, PD and LGD, which are derived from an internally-developed statistical model. PD is derived from delinquency transition rates based on historical data and LGD is derived from historical losses.
Construction and land development
The construction and land portfolio segment is comprised of loans collateralized by land or real estate, which are entered into for the purpose of real estate development. The primary source of repayment of these loans is the eventual sale or refinance of the completed project and where claims on the property provide secondary support for the loan. These loans are impacted by the market valuation of CRE and residential properties and general economic conditions that have a higher sensitivity to real estate markets compared to other real estate loans. Default risk of a property is driven by loan-specific drivers, including loan-to-value, maturity, origination date, and the MSA in which the property is located, among other factors. The variables used in the internally-developed model include loan level drivers such as origination loan-to-value, loan maturity, and macroeconomic drivers such as property appreciation, MSA level unemployment rate, and national GDP growth. LGD for this loan segment is driven by property appreciation. The prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
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
Premises and equipment
Premises and equipment amounts are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Depreciation and amortization are computed using the following estimated lives:

Years
Bank premises	31
Furniture, fixtures, and equipment	3 - 10
Leasehold improvements	3 - 10
Software	1 - 8
Management periodically reviews premises and equipment in order to determine whether facts and circumstances suggest the value of an asset is not recoverable.
Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate ACL on off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is classified in Other liabilities on the Consolidated Balance Sheet. The ACL on off-balance sheet credit exposures is adjusted through increases or decreases to the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of EAD derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates derived from the same models and approaches for the Company's other loan portfolio segments described in the ACL on loans HFI section within this note. The Company does not record a credit loss estimate for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.
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
As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain the options will be exercised.
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
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. The Company may first elect to assess, through qualitative factors, whether it is more likely than not goodwill is impaired. If the qualitative assessment indicates potential impairment, a quantitative impairment test is performed. If, based on the quantitative test, a reporting unit's carrying amount exceeds its fair value, a goodwill impairment charge for this difference is recorded to current period earnings as non-interest expense.
The Company’s intangible assets consist of correspondent relationships, operating licenses, tradenames, core deposit intangibles, customer relationships, and developed technology assets that are being amortized over periods of five to 40 years. See "Note 25. Mergers, Acquisitions and Dispositions" of these Notes to Consolidated Financial Statements for discussion of the intangible assets acquired in the DST acquisition.
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the years ended December 31, 2023, 2022, or 2021.
Low income housing and renewable energy tax credits
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company accounts for its low income housing investments using the proportional amortization method. Renewable energy projects are accounted for under the deferral method, whereby the investment tax credits are reflected as an immediate reduction in income taxes payable and the carrying value of the asset in the period that the investment tax credits are claimed. See "Note 16. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion.
The Company evaluates its interests in these entities to determine whether it has a variable interest and whether it is required to consolidate these entities. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines it has a variable interest in an entity, it evaluates whether such interest is in a VIE. A VIE is broadly defined as an entity where either: 1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or 2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company is required to consolidate any VIE when it is determined to be the primary beneficiary of the VIE's operations.
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
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statement. The face amount of the underlying life insurance policies was $452 million and $456 million as of December 31, 2023 and 2022, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
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
See "Note 12. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of stock awards.

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
Sales of common stock under ATM program
The Company has a distribution agency agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., under which the Company may sell shares of its common stock on the NYSE. The Company pays the distribution agents a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares sold pursuant to the distribution agency agreement. The common stock is sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary. See "Note 12. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of this program.
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
The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction after the derivative contract is executed. At inception, the Company performs a quantitative assessment to determine whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation the hedge will remain effective prospectively. After the initial quantitative assessment is performed, on a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty's risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation the hedging relationship was and will continue to be highly effective. The Company discontinues hedge accounting prospectively when it is determined a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative instrument continues to be reported at fair value on the Consolidated Balance Sheet, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.
The Company uses interest rate contracts to mitigate interest-rate risk associated with changes to the fair value of certain fixed-rate financial instruments (fair value hedges). Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability attributable to the hedged risk, are recorded in the same line item as the offsetting loss or gain on the related interest rate contracts during the period of change. For loans, the gain or loss on the hedged item is included in interest income and for subordinated debt, the gain or loss on the hedged items was included in interest expense.
Derivative instruments not designated as hedges, so called free-standing derivatives, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. The Company enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated rather than purchased, and intended for HFI classification. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments, interest rate futures, and interest rate swaps. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
The Company may in the normal course of business purchase a financial instrument or originate a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current earnings, or the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the Consolidated Balance Sheet at fair value and is not designated as a hedging instrument.
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
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Balance Sheets at fair value and their notional values are carried off-balance sheet. See "Note 14. Derivatives and Hedging Activities" of these Notes to Consolidated Financial Statements for further discussion.

Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement, and also sets forth disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income, and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring observable inputs be used when available. Observable inputs are inputs market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability and are developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:
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
•Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models, and similar techniques.
The availability of observable inputs varies based on the nature of the specific financial instrument. To the extent valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, the lowest level input that is significant to the fair value measurement determines the level in the fair value hierarchy within which the fair value measurement falls in its entirety.
Fair value is a market-based measure considered from the perspective of a market participant who may purchase the asset or assume the liability, rather than an entity-specific measure. When market assumptions are available, ASC 820 requires the Company consider the assumptions market participants would use to estimate the fair value of the financial instrument at the measurement date.
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2023 and 2022. The estimated fair value amounts for December 31, 2023 and 2022 have been measured as of period-end and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 18. Fair Value Accounting" of these Notes to Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
The fair values of debt securities not classified as Level 1 are primarily determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy. In addition to matrix pricing, the Company uses other pricing sources, including observed prices on publicly traded securities and dealer quotes, to estimate the fair value of debt securities, which are also categorized as Level 2 in the fair value hierarchy.
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
Loans HFI
The fair value of loans HFI is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments the Company believes a market participant would consider in determining fair value based on a third-party independent valuation. As a result, the fair value for loans HFI is categorized as Level 3 in the fair value hierarchy.
Mortgage servicing rights
The fair value of MSRs is estimated using a discounted cash flow model that incorporates assumptions a market participant would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, and cost to service. As a result, the fair value for MSRs is categorized as Level 3 in the fair value hierarchy.
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
Income taxes
The Company is subject to income taxes in the United States and files a consolidated federal income tax return with all of its subsidiaries, with the exception of BW Real Estate, Inc. Deferred income taxes are recorded to reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their income tax bases using enacted tax rates expected to be in effect when the taxes are actually paid or recovered. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Net DTAs are recorded to the extent these assets will more-likely-than-not be realized. In making these determinations, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income, and recent operating results. If it is determined that deferred income tax assets to be realized in the future are in excess of their net recorded amount, an adjustment to the valuation allowance will be recorded, which will reduce the Company's provision for income taxes.
A tax benefit from an unrecognized tax benefit may be recognized when it is more-likely-than-not the position will be sustained upon examination, including related appeals or litigation, based on technical merits. Income tax benefits must meet a more-likely-than-not recognition threshold at the effective date to be recognized.
Interest and penalties on income taxes are recognized as part of interest income or expense and non-interest expense, respectively, in the Consolidated Income Statement. See "Note 16. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion on income taxes.
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
Non-interest income amounts within the scope of ASC 606 include service charges and fees, success fees related to equity investments, debit and credit card interchange fees, and legal settlement services fees. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided. Success fees are one-time fees detailed as part of certain loan agreements and are earned immediately upon occurrence of a triggering event. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. The Company generally receives payment for its services during the period or at the time services are provided and, therefore, does not have material contract asset or liability balances at period end. Legal settlement service fees relate to payment services provided for the distribution of funds from legal settlements and are recognized upon transfer of funds to a claimant. See "Note 24. Revenue from Contracts with Customers" of these Notes to Consolidated Financial Statements for further details related to the nature and timing of revenue recognition for non-interest income revenue streams within the scope of this standard.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,243	$1	$(140)	$1,104
Private label residential MBS	186	—	(39)	147
Total HTM securities	$1,429	$1	$(179)	$1,251

Available-for-sale debt securities
U.S. Treasury securities	$4,853	$1	$(1)	$4,853
Residential MBS issued by GSEs	2,328	3	(359)	1,972
CLO	1,407	1	(9)	1,399
Private label residential MBS	1,320	1	(204)	1,117
Tax-exempt	925	—	(67)	858
Commercial MBS issued by GSEs	531	8	(9)	530
Corporate debt securities	411	—	(44)	367
Other	74	4	(9)	69
Total AFS debt securities	$11,849	$18	$(702)	$11,165

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,091	$—	$(138)	$953
Private label residential MBS	198	—	(39)	159
Total HTM securities	$1,289	$—	$(177)	$1,112

Available-for-sale debt securities
CLO	$2,796	$—	$(90)	$2,706
Residential MBS issued by GSEs	2,123	—	(383)	1,740
Private label residential MBS	1,442	—	(243)	1,199
Tax-exempt	1,004	2	(115)	891
Corporate debt securities	429	—	(39)	390
Commercial MBS issued by GSEs	104	1	(8)	97
Other	75	6	(12)	69
Total AFS debt securities	$7,973	$9	$(890)	$7,092
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $126 million and $160 million at December 31, 2023 and 2022, respectively. Unrealized losses on equity securities of $1.3 million and $22.3 million for the years ended December 31, 2023 and 2022, respectively, were recognized in earnings as a component of Fair value loss adjustments, net.
Securities with carrying amounts of approximately $7.7 billion and $1.7 billion at December 31, 2023 and 2022, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$1	$2,208	$—	$—	$1	$2,208
Residential MBS issued by GSEs	3	174	356	1,551	359	1,725
Private label residential MBS	—	—	204	1,020	204	1,020
CLO	—	—	9	845	9	845
Tax-exempt	3	67	64	773	67	840
Corporate debt securities (1)	—	—	44	359	44	359
Commercial MBS issued by GSEs	—	—	9	53	9	53
Other	—	—	9	54	9	54
Total AFS securities	$7	$2,449	$695	$4,655	$702	$7,104
(1)Includes securities with an ACL that have a fair value of $54 million and unrealized losses of $8 million.

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$81	$2,467	$9	$216	$90	$2,683
Residential MBS issued by GSEs	82	600	301	1,101	383	1,701
Private label residential MBS	27	279	216	912	243	1,191
Tax-exempt	93	752	22	78	115	830
Corporate debt securities	28	263	11	120	39	383
Commercial MBS issued by GSEs	4	46	4	14	8	60
Other	4	26	8	26	12	52
Total AFS securities	$319	$4,433	$571	$2,467	$890	$6,900
The total number of AFS debt securities in an unrealized loss position at December 31, 2023 is 708, compared to 832 at December 31, 2022.
On a quarterly basis, the Company performs an impairment analysis on its AFS debt securities in an unrealized loss position at the end of the period to determine whether credit losses should be recognized on these securities.
Qualitative considerations made by the Company in its impairment analysis are further discussed below.
Government Issued Securities
U.S. Treasury securities and commercial and residential MBS are issued by either government agencies or GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government, and are highly rated by major rating agencies. Further, principal and interest payments on these securities continue to be made on a timely basis.
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
For the Company's corporate debt and tax-exempt securities, the Company also considers various metrics of the issuer including days of cash on hand, the ratio of long-term debt to total assets, the net change in cash between reporting periods, and consideration of any breach in covenant requirements. The Company's corporate debt securities are primarily investment grade, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions not considered to be credit-related issues. The Company continues to receive timely principal and interest payments on its tax-exempt securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses.
In consideration of the continued effects from the bank failures in 2023, the Company performed a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuers' credit ratings, probability of default, and other factors. As a result of the analysis, an $18.5 million provision for credit losses was recognized during the year ended December 31, 2023. The provision for credit losses for the year ended December 31, 2023 included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold. The Company does not intend to sell and it is more likely than not the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no additional credit losses on the Company's remaining portfolio have been recognized during the year ended December 31, 2023.
For the Company's private label residential MBS, which consist of non-agency collateralized mortgage obligations secured by pools of residential mortgage loans, the Company also considers metrics such as securitization risk weight factor, current credit support, whether there were any mortgage principal losses resulting from defaults in payments on the underlying mortgage collateral, and the credit default rate over the last twelve months. These securities primarily carry investment grade credit ratings, principal and interest payments on these securities continue to be made on a timely basis, and credit support for these securities is considered adequate.
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
The following table presents a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Year Ended December 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$—	$18.5	$(17.1)	$—	$1.4
There were no credit losses recognized on AFS securities during the year ended December 31, 2022.
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Year Ended December 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$2.6	$—	$—	$7.8

	Year Ended December 31, 2022:
	Balance, December 31, 2021	Provision for Credit Losses	Charge-offs	Recoveries	Balance December 31, 2022
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$—	$—	$—	$5.2

No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $5 million and $4 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2023 and 2022, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	December 31, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,243	$1,243
Private label residential MBS	—	—	—	—	—	—	186	186
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,429	$1,429

Available-for-sale debt securities
U.S. Treasury securities	$—	$4,853	$—	$—	$—	$—	$—	$4,853
Residential MBS issued by GSEs	—	1,972	—	—	—	—	—	1,972
CLO	79	—	1,265	55	—	—	—	1,399
Private label residential MBS	1,090	—	26	—	—	1	—	1,117
Tax-exempt	9	16	361	386	—	—	86	858
Commercial MBS issued by GSEs	—	530	—	—	—	—	—	530
Corporate debt securities	—	—	—	76	211	80	—	367
Other	—	—	9	11	28	4	17	69
Total AFS securities (1)	$1,178	$7,371	$1,661	$528	$239	$85	$103	$11,165

Equity securities
Preferred stock	$—	$—	$—	$—	$54	$35	$11	$100
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$54	$35	$11	$126
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2022
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,091	$1,091
Private label residential MBS	—	—	—	—	—	—	198	198
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,289	$1,289

Available-for-sale debt securities
CLO	$310	$—	$2,121	$275	$—	$—	$—	$2,706
Residential MBS issued by GSEs	—	1,740	—	—	—	—	—	1,740
Private label residential MBS	1,158	—	41	—	—	—	—	1,199
Tax-exempt	11	15	392	425	—	—	48	891
Corporate debt securities	—	—	—	74	316	—	—	390
Commercial MBS issued by GSEs	—	97	—	—	—	—	—	97
Other	—	—	9	9	27	6	18	69
Total AFS securities (1)	$1,479	$1,852	$2,563	$783	$343	$6	$66	$7,092

Equity securities
Preferred stock	$—	$—	$—	$—	$82	$17	$9	$108
CRA investments	—	24	—	—	—	—	25	49
Common stock	—	—	—	—	—	—	3	3
Total equity securities (1)	$—	$24	$—	$—	$82	$17	$37	$160
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2023, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of December 31, 2023, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2023
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$17	$17
After one year through five years	20	20
After five years through ten years	86	76
After ten years	1,120	991
Mortgage-backed securities	186	147
Total HTM securities	$1,429	$1,251

Available-for-sale
Due in one year or less	$4,099	$4,099
After one year through five years	921	912
After five years through ten years	556	518
After ten years	2,094	2,017
Mortgage-backed securities	4,179	3,619
Total AFS securities	$11,849	$11,165
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Available-for-sale securities
Gross gains	$4.0	$7.6	$8.4
Gross losses	(44.4)	(0.2)	—
Net gains (losses) on AFS securities	$(40.4)	$7.4	$8.4

Equity securities
Gross gains	$—	$—	$0.1
Gross losses	(0.4)	(0.5)	(0.2)
Net losses on equity securities	$(0.4)	$(0.5)	$(0.1)
During the years ended December 31, 2023, 2022, and 2021, the Company sold AFS securities with a carrying value of $1.6 billion, $170 million and $161 million, respectively, and recognized a net loss of $40.4 million and net gains of $7.4 million and $8.4 million, respectively. During the year ended December 31, 2023, gross losses on AFS securities sales relate primarily to sales of CLO securities that were executed as part of the Company's balance sheet repositioning strategy. Gross gains on AFS securities sales during the year ended December 31, 2023 are attributable to sales of MBS and tax-exempt municipal securities that were completed to secure gains.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. In addition, as part of the Company's balance sheet repositioning strategy, the Company transferred $5.9 billion of loans, net of a fair value loss adjustment (primarily commercial and industrial loans) to HFS as of March 31, 2023. The Company completed loan dispositions from this transferred loan pool totaling $4.3 billion and transferred all remaining HFS loans back to HFI as a result of a change in management intent. As of December 31, 2023 and 2022, loans HFS consist of residential mortgage loans held for sale or securitization.
The following is a summary of loans HFS by type:

	December 31,
	2023	2022
	(in millions)
Government-insured or guaranteed:
EBO (1)	$2	$—
Non-EBO	498	591
Total government-insured or guaranteed	500	591
Agency-conforming	899	593
Non-agency	3	—
Total loans HFS	$1,402	$1,184
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Year Ended December 31,
	2023	2022
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$864.5	$719.7
Net proceeds from sale of loans (1)	(785.6)	(1,076.6)
Provision for and change in estimate of liability for losses under representations and warranties, net	5.2	1.7
Change in fair value	15.0	(6.8)
Change in fair value of derivatives:
Unrealized loss on derivatives	(18.4)	(5.9)
Realized gain on derivatives	55.4	408.0
Total change in fair value of derivatives	37.0	402.1
Net gain on residential mortgage loans HFS	$136.1	$40.1
Loan acquisition and origination fees	57.4	63.9
Net gain on loan origination and sale activities	$193.5	$104.0
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	December 31,
	2023	2022
	(in millions)
Warehouse lending	$6,618	$5,561
Municipal & nonprofit	1,554	1,524
Tech & innovation	2,808	2,293
Equity fund resources	845	3,717
Other commercial and industrial	7,452	7,793
CRE - owner occupied	1,658	1,656
Hotel franchise finance	3,855	3,807
Other CRE - non-owner occupied	5,974	5,457
Residential	13,287	13,996
Residential - EBO	1,223	1,884
Construction and land development	4,862	3,995
Other	161	179
Total loans HFI	50,297	51,862
Allowance for credit losses	(337)	(310)
Total loans HFI, net of allowance	$49,960	$51,552
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $108 million and $141 million reduced the carrying value of loans as of December 31, 2023 and 2022, respectively. Net unamortized purchase premiums on acquired and purchased loans of $177 million and $195 million increased the carrying value of loans as of December 31, 2023 and 2022, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$6	$6	$—
Tech & innovation	23	10	33	—
Other commercial and industrial	19	34	53	—
CRE - owner occupied	8	1	9	—
Other CRE - non-owner occupied	82	1	83	—
Residential	—	70	70	—
Residential - EBO	—	—	—	399
Construction and land development	19	—	19	42
Total	$151	$122	$273	$441
Loans contractually delinquent by 90 days or more and still accruing totaled $441 million at December 31, 2023 and consisted of government guaranteed EBO residential loans and construction and land development loans.

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
Loans contractually delinquent by 90 days or more and still accruing totaled $582 million at December 31, 2022 and consisted entirely of government guaranteed EBO residential loans.
The reduction in interest income associated with loans on nonaccrual status was approximately $12.3 million, $4.7 million, and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$6,618	$—	$—	$—	$—	$6,618
Municipal & nonprofit	1,554	—	—	—	—	1,554
Tech & innovation	2,808	—	—	—	—	2,808
Equity fund resources	845	—	—	—	—	845
Other commercial and industrial	7,439	13	—	—	13	7,452
CRE - owner occupied	1,627	—	31	—	31	1,658
Hotel franchise finance	3,824	15	16	—	31	3,855
Other CRE - non-owner occupied	5,974	—	—	—	—	5,974
Residential	13,199	68	20	—	88	13,287
Residential - EBO	545	173	106	399	678	1,223
Construction and land development	4,820	—	—	42	42	4,862
Other	160	1	—	—	1	161
Total loans	$49,413	$270	$173	$441	$884	$50,297

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$5,561	$—	$—	$—	$—	$5,561
Municipal & nonprofit	1,524	—	—	—	—	1,524
Tech & innovation	2,270	23	—	—	23	2,293
Equity fund resources	3,717	—	—	—	—	3,717
Other commercial and industrial	7,791	2	—	—	2	7,793
CRE - owner occupied	1,656	—	—	—	—	1,656
Hotel franchise finance	3,807	—	—	—	—	3,807
Other CRE - non-owner occupied	5,454	3	—	—	3	5,457
Residential	13,955	37	4	—	41	13,996
Residential - EBO	969	217	116	582	915	1,884
Construction and land development	3,995	—	—	—	—	3,995
Other	178	1	—	—	1	179
Total loans	$50,877	$283	$120	$582	$985	$51,862

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$582	$323	$7	$289	$—	$—	$5,391	$6,592
Special mention	—	—	—	—	—	—	26	26
Classified	—	—	—	—	—	—	—	—
Total	$582	$323	$7	$289	$—	$—	$5,417	$6,618
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$102	$167	$176	$169	$68	$848	$—	$1,530
Special mention	—	7	—	11	—	—	—	18
Classified	—	—	—	—	6	—	—	6
Total	$102	$174	$176	$180	$74	$848	$—	$1,554
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$758	$774	$206	$22	$66	$38	$816	$2,680
Special mention	5	30	12	—	—	—	1	48
Classified	15	52	1	5	—	—	7	80
Total	$778	$856	$219	$27	$66	$38	$824	$2,808
Current period gross charge-offs	$1.7	$1.1	$0.6	$3.5	$—	$—	$—	$6.9

Equity fund resources
Pass	$154	$62	$21	$3	$1	$—	$604	$845
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$154	$62	$21	$3	$1	$—	$604	$845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,610	$1,454	$559	$185	$77	$196	$3,186	$7,267
Special mention	90	1	1	—	—	—	1	93
Classified	1	25	59	2	4	—	1	92
Total	$1,701	$1,480	$619	$187	$81	$196	$3,188	$7,452
Current period gross charge-offs	$0.8	$3.4	$13.2	$3.9	$0.3	$0.2	$0.9	$22.7

CRE - owner occupied
Pass	$165	$344	$322	$163	$132	$444	$40	$1,610
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	4	1	1	38	—	47
Total	$167	$345	$326	$164	$133	$483	$40	$1,658
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$593	$1,535	$566	$95	$419	$165	$132	$3,505
Special mention	34	—	66	—	35	68	—	203
Classified	24	8	48	—	43	24	—	147
Total	$651	$1,543	$680	$95	$497	$257	$132	$3,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Other CRE - non-owner occupied
Pass	$1,832	$1,784	$754	$457	$166	$206	$387	$5,586
Special mention	164	—	16	43	28	—	—	251
Classified	28	—	93	1	14	1	—	137
Total	$2,024	$1,784	$863	$501	$208	$207	$387	$5,974
Current period gross charge-offs	$—	$—	$5.1	$—	$—	$0.1	$—	$5.2

Residential
Pass	$324	$3,577	$7,999	$820	$270	$207	$20	$13,217
Special mention	—	—	—	—	—	—	—	—
Classified	1	26	33	4	4	2	—	70
Total	$325	$3,603	$8,032	$824	$274	$209	$20	$13,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$2	$8	$227	$534	$231	$221	$—	$1,223
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$8	$227	$534	$231	$221	$—	$1,223
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$1,013	$2,231	$385	$10	$—	$—	$1,151	$4,790
Special mention	—	—	—	—	—	—	—	—
Classified	1	19	—	52	—	—	—	72
Total	$1,014	$2,250	$385	$62	$—	$—	$1,151	$4,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$4	$10	$3	$11	$3	$62	$66	$159
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	1	—	1
Total	$4	$10	$3	$11	$3	$64	$66	$161
Current period gross charge-offs	$—	$0.2	$—	$—	$—	$0.2	$—	$0.4

Total by Risk Category
Pass	$7,139	$12,269	$11,225	$2,758	$1,433	$2,387	$11,793	$49,004
Special mention	293	38	95	54	63	70	28	641
Classified	72	131	238	65	72	66	8	652
Total	$7,504	$12,438	$11,558	$2,877	$1,568	$2,523	$11,829	$50,297
Current period gross charge-offs	$2.5	$4.7	$18.9	$7.4	$0.3	$0.5	$0.9	$35.2

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Warehouse lending
Pass	$397	$41	$152	$—	$—	$—	$4,928	$5,518
Special mention	43	—	—	—	—	—	—	43
Classified	—	—	—	—	—	—	—	—
Total	$440	$41	$152	$—	$—	$—	$4,928	$5,561

Municipal & nonprofit
Pass	$107	$185	$187	$78	$43	$917	$—	$1,517
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	7	—	7
Total	$107	$185	$187	$78	$43	$924	$—	$1,524

Tech & innovation
Pass	$813	$374	$87	$66	$4	$1	$853	$2,198
Special mention	36	22	3	—	—	—	20	81
Classified	2	12	—	—	—	—	—	14
Total	$851	$408	$90	$66	$4	$1	$873	$2,293

Equity fund resources
Pass	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1,020	$1,189	$191	$16	$—	$—	$1,301	$3,717

Other commercial and industrial
Pass	$2,968	$1,272	$262	$277	$312	$206	$2,406	$7,703
Special mention	—	44	—	—	—	—	3	47
Classified	3	21	10	3	3	1	2	43
Total	$2,971	$1,337	$272	$280	$315	$207	$2,411	$7,793

CRE - owner occupied
Pass	$338	$359	$174	$157	$211	$339	$29	$1,607
Special mention	—	—	—	—	—	1	—	1
Classified	—	14	7	1	5	10	11	48
Total	$338	$373	$181	$158	$216	$350	$40	$1,656

Hotel franchise finance
Pass	$1,762	$726	$54	$528	$290	$103	$118	$3,581
Special mention	—	—	26	—	—	—	—	26
Classified	18	20	—	117	45	—	—	200
Total	$1,780	$746	$80	$645	$335	$103	$118	$3,807

Other CRE - non-owner occupied
Pass	$2,344	$1,201	$870	$264	$160	$218	$315	$5,372
Special mention	3	38	—	12	—	—	1	54
Classified	—	4	—	12	10	5	—	31
Total	$2,347	$1,243	$870	$288	$170	$223	$316	$5,457

Residential
Pass	$4,041	$8,474	$878	$308	$150	$90	$36	$13,977
Special mention	—	—	—	—	—	—	—	—
Classified	6	9	—	3	1	—	—	19
Total	$4,047	$8,483	$878	$311	$151	$90	$36	$13,996

Residential - EBO
Pass	$3	$268	$712	$454	$191	$256	$—	$1,884
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$3	$268	$712	$454	$191	$256	$—	$1,884

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
	(in millions)
Construction and land development
Pass	$1,533	$815	$273	$14	$—	$—	$1,258	$3,893
Special mention	—	—	98	—	—	—	—	98
Classified	—	—	—	4	—	—	—	4
Total	$1,533	$815	$371	$18	$—	$—	$1,258	$3,995

Other
Pass	$23	$10	$13	$5	$2	$61	$64	$178
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	—	—	—
Total	$23	$10	$13	$5	$2	$62	$64	$179

Total by Risk Category
Pass	$15,349	$14,914	$3,853	$2,167	$1,363	$2,191	$11,308	$51,145
Special mention	82	104	127	12	—	2	24	351
Classified	29	80	17	140	64	23	13	366
Total	$15,460	$15,098	$3,997	$2,319	$1,427	$2,216	$11,345	$51,862
Restructurings for Borrowers Experiencing Financial Difficulty
The Company adopted the amendments in ASU 2022-02, which eliminated accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty made on or after January 1, 2023. See “Note 1. Summary of Significant Accounting Policies” of these Notes to Consolidated Financial Statements for further discussion of the amendments in this update.
The following table presents the amortized cost basis of loans HFI that were modified during the year ended December 31, 2023 by loan portfolio segment:

	Amortized Cost Basis at December 31, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
	(dollars in millions)
Tech & innovation	$1	$6	$8	$15	0.5%
Other commercial and industrial	—	23	8	31	0.4%
CRE - owner occupied	—	3	—	3	0.2%
Hotel franchise finance	—	37	—	37	1.0%
Other CRE - non-owner occupied	—	119	—	119	2.0%
Residential	—	—	1	1	0.0%
Total	$1	$188	$17	$206	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of December 31, 2023, modified loans on nonaccrual status totaled $111 million and the remaining $95 million were current with contractual payments.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the year ended December 31, 2023, the Company completed modifications of EBO loans with an amortized cost of $225 million. These modifications were largely payment delays and term extensions, or both.
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
	(dollars in millions)
Other commercial and industrial	4	$2
CRE - owner occupied	1	1
Hotel franchise finance	1	10
Other CRE - non-owner occupied	1	1
Total	7	$14
The ACL on TDR loans totaled $4 million as of December 31, 2022. There were no outstanding commitments on TDR loans as of December 31, 2022.
During the year ended December 31, 2022, the Company had three new TDR loans with a recorded investment of $11 million. No principal amounts were forgiven and there were no waived fees or other expenses that resulted from these TDR loans.
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
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31,
	2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$6	$6	$—	$7	$7
Tech & innovation	—	—	—	—	6	6
Other commercial and industrial	—	29	29	—	30	30
CRE - owner occupied	43	—	43	42	—	42
Hotel franchise finance	104	—	104	186	—	186
Other CRE - non-owner occupied	136	—	136	27	—	27
Construction and land development	71	—	71	4	—	4
Total	$354	$35	$389	$259	$43	$302
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the year ended December 31, 2023.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of December 31, 2023.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Year Ended December 31, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2023
	(in millions)
Warehouse lending	$8.4	$(2.6)	$—	$—	$5.8
Municipal & nonprofit	15.9	(1.2)	—	—	14.7
Tech & innovation	30.8	18.2	6.9	—	42.1
Equity fund resources	6.4	(5.1)	—	—	1.3
Other commercial and industrial	85.9	13.2	22.7	(5.0)	81.4
CRE - owner occupied	7.1	(1.1)	—	—	6.0
Hotel franchise finance	46.9	(13.5)	—	—	33.4
Other CRE - non-owner occupied	47.4	53.8	5.2	—	96.0
Residential	30.4	(7.4)	—	(0.1)	23.1
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	3.0	—	—	30.4
Other	3.1	(0.4)	0.4	(0.2)	2.5
Total	$309.7	$56.9	$35.2	$(5.3)	$336.7

	Year Ended December 31, 2022
	Balance, December 31, 2021	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2022
	(in millions)
Warehouse lending	$3.0	$5.4	$—	$—	$8.4
Municipal & nonprofit	13.7	2.2	—	—	15.9
Tech & innovation	25.7	3.0	—	(2.1)	30.8
Equity fund resources	9.6	(3.2)	—	—	6.4
Other commercial and industrial	103.6	(14.4)	8.5	(5.2)	85.9
CRE - owner occupied	10.6	(3.6)	—	(0.1)	7.1
Hotel franchise finance	41.5	5.4	—	—	46.9
Other CRE - non-owner occupied	16.9	30.4	—	(0.1)	47.4
Residential	12.5	17.8	—	(0.1)	30.4
Residential - EBO	—	—	—	—	—
Construction and land development	12.5	15.3	0.5	(0.1)	27.4
Other	2.9	0.4	0.3	(0.1)	3.1
Total	$252.5	$58.7	$9.3	$(7.8)	$309.7
Accrued interest receivable of $281 million and $304 million at December 31, 2023 and 2022, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $4 million and $9 million as of December 31, 2023 and 2022, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheets.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Year Ended December 31,
	2023	2022
	(in millions)
Balance, beginning of period	$47.0	$37.6
(Recovery of) provision for credit losses	(15.4)	9.4
Balance, end of period	$31.6	$47.0
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	December 31, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$6,618	$—	$6,618	$5.8	$—	$5.8
Municipal & nonprofit	1,548	6	1,554	13.7	1.0	14.7
Tech & innovation	2,729	79	2,808	38.3	3.8	42.1
Equity fund resources	845	—	845	1.3	—	1.3
Other commercial and industrial	7,362	90	7,452	64.6	16.8	81.4
CRE - owner occupied	1,613	45	1,658	6.0	—	6.0
Hotel franchise finance	3,708	147	3,855	33.4	—	33.4
Other CRE - non-owner occupied	5,838	136	5,974	96.0	—	96.0
Residential	13,287	—	13,287	23.1	—	23.1
Residential EBO	1,223	—	1,223	—	—	—
Construction and land development	4,791	71	4,862	30.4	—	30.4
Other	161	—	161	2.5	—	2.5
Total	$49,723	$574	$50,297	$315.1	$21.6	$336.7

	December 31, 2022
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$5,561	$—	$5,561	$8.4	$—	$8.4
Municipal & nonprofit	1,517	7	1,524	13.4	2.5	15.9
Tech & innovation	2,280	13	2,293	30.3	0.5	30.8
Equity fund resources	3,717	—	3,717	6.4	—	6.4
Other commercial and industrial	7,754	39	7,793	80.4	5.5	85.9
CRE - owner occupied	1,612	44	1,656	7.1	—	7.1
Hotel franchise finance	3,607	200	3,807	44.7	2.2	46.9
Other CRE - non-owner occupied	5,428	29	5,457	47.4	—	47.4
Residential	13,996	—	13,996	30.4	—	30.4
Residential EBO	1,884	—	1,884	—	—	—
Construction and land development	3,991	4	3,995	27.4	—	27.4
Other	179	—	179	3.1	—	3.1
Total	$51,526	$336	$51,862	$299.0	$10.7	$309.7

Loan Purchases and Sales
Loan purchases during the year ended December 31, 2023 totaled $1.6 billion, which primarily consisted of commercial and industrial and residential loans, compared to $8.8 billion during the year ended December 31, 2022, which primarily consisted of residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the years ended December 31, 2023 and 2022.
During the year ended December 31, 2023, the Company transferred $6.7 billion of loans HFI (primarily commercial and industrial loans) to HFS as part of its balance sheet repositioning strategy. The loans were transferred to HFS net of a fair value loss adjustment of $122.5 million. The Company completed loan dispositions from this HFS loan pool totaling $4.3 billion through December 31, 2023 and transferred all remaining loans in this pool back to HFI as a result of a change in management intent. During the year ended December 31, 2022, the Company sold loans with a carrying value of $780 million and recognized a net loss of $8.4 million on these loan sales.
5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Year Ended December 31,
	2023	2022
	(in millions)
Balance, beginning of period	$1,148	$698
Additions from loans sold with servicing rights retained	865	720
Carrying value of MSRs sold	(800)	(350)
Change in fair value	11	192
Mark to market adjustments	4	—
Realization of cash flows	(104)	(112)
Balance, end of period	$1,124	$1,148

Unpaid principal balance of mortgage loans serviced for others	$68,647	$70,849
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the year ended December 31, 2023, MSR sales had an aggregate net sales price of $800 million and the UPB of loans underlying these sales totaled $60.1 billion. During the year ended December 31, 2022, the Company completed sales of MSRs and related servicing advances with an aggregate net sales price of $350 million and UPB of loans underlying these sales of $24.1 billion. As of December 31, 2023 and 2022, the Company had a remaining receivable balance of $41 million and $39 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $233.7 million and $194.5 million for the year ended December 31, 2023 and 2022, respectively, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of December 31, 2023 and 2022, net servicing advances totaled $87 million and $102 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

December 31, 2023
(in millions)
Fair value of mortgage servicing rights	$1,124
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(67)
Favorable change	62
Discount rate change of 50 basis points
Increase	(21)
Decrease	22
Conditional prepayment rate change of 1%
Increase	(32)
Decrease	35
Cost to service change of 10%
Increase	(14)
Decrease	14
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
6. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2023	2022
	(in millions)
Bank premises	$96	$95
Construction in progress	82	60
Furniture, fixtures, and equipment	108	97
Land and improvements	32	32
Leasehold improvements	85	66
Software	142	83
Total	545	433
Accumulated depreciation and amortization	(206)	(157)
Premises and equipment, net	$339	$276
Depreciation and amortization expense totaled $49.5 million, $31.8 million, and $20.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

7. LEASES
The Company has operating leases under which it leases its branch offices, corporate headquarters, and other offices. As of December 31, 2023, and 2022, the Company's operating lease ROU asset totaled $145 million and $163 million, respectively, and operating lease liability totaled $179 million and $185 million, respectively. A weighted average discount rate of 2.96%, 2.81%, and 2.14% was used in the measurement of the ROU asset and lease liability as of December 31, 2023, 2022, and 2021 respectively.
The Company's leases have remaining lease terms of one to 10 years, with a weighted average lease term of 6.6 years, 7.4 years, and 7.5 years at December 31, 2023, 2022, 2021, respectively. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. The Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of December 31, 2023.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2023:

(in millions)
2024	$31
2025	33
2026	29
2027	26
2028	25
Thereafter	55
Total lease payments	$199
Less: imputed interest	20
Total present value of lease liabilities	$179
The Company has no additional operating leases that will commence within the next 12 months.
Total operating lease costs of $28.8 million and other lease costs of $4.9 million, which include common area maintenance, parking, and taxes during the year ended December 31, 2023, were included as part of Occupancy expense in the Consolidated Income Statement. For the year ended December 31, 2022, operating lease costs and other lease costs totaled $25.4 million and $4.0 million, respectively, and for the year ended December 31, 2021, totaled $18.8 million and $3.8 million, respectively. Short-term lease costs were not material for the years ended December 31, 2023, 2022, and 2021.
The below table shows the supplemental cash flow information related to the Company's operating leases:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$19.3	$15.1	$16.3
Right-of-use assets obtained in exchange for new operating lease liabilities	6.3	51.6	76.7
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable.
During the year ended December 31, 2023, the Company performed an interim Step 0 goodwill impairment assessment as of each interim quarter end date, based on the industry disruption from the bank failures in 2023. The Step 0 assessment included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. As of each interim assessment date, management concluded that the long-term financial performance of the Company was not significantly altered as a result of these events or circumstances. Accordingly, it was determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values as of each interim assessment date.

The Company elected to perform a Step 1 goodwill impairment assessment as of October 1, 2023, which involved the determination of the fair value of the Company’s reporting units by employing both an income and a market approach. The income approach utilized the reporting units’ forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting units’ estimated cost of equity as the discount rate to estimate value. Forecasted cash flows included estimates of earnings projections, growth, and credit loss expectations. The market approach relied upon valuation multiples derived from stock prices and enterprise values of publicly traded companies and also incorporated a control premium to develop an estimate of value. Based on the results of the Company's goodwill impairment assessment as of October 1, 2023, the Company determined the fair value of its reporting units exceeded their respective carrying values. In addition, the Company's annual intangibles impairment assessment also indicated intangible assets were not impaired. Therefore, no impairment charges related to the Company's goodwill and intangible assets were recorded during the year ended December 31, 2023. Based on the Company's annual goodwill and intangibles impairment tests as of October 1 during the years ended December 31, 2022, and 2021, it was determined that goodwill and intangible assets were not impaired.
Below is a summary of the Company's goodwill by reporting unit:

	December 31,
	2023	2022
	(in millions)
Commercial banking (1)	$290	$290
Mortgage banking (2)	200	200
Legal banking (3)	37	37
Total	$527	$527
(1)    This reporting unit offers a standard suite of commercial banking products and services through its traditional branch network, working together with the Company's national platform to provide specialized financial services, and is included within the Company's Commercial reportable segment.
(2)    This reporting unit offers mortgage lending products and services and is included within the Company's Consumer Related reportable segment.
(3)    This reporting unit provides specialized banking services to law firms and claims administrators, including settlement payment solutions, and is included within the Company's Consumer Related reportable segment.
The following is a summary of the Company's acquired intangible assets:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$12	$2	$14	$11	$3
Correspondent customer relationships	76	10	66	76	7	69
Customer relationships	18	6	12	18	3	15
Developed technology	4	2	2	4	1	3
Operating licenses	56	4	52	56	2	54
Trade names	10	2	8	10	1	9
Total intangible assets subject to amortization	$178	$36	$142	$178	$25	$153
As of December 31, 2023, the Company's intangible assets had a weighted average estimated useful life of 23.7 years. Amortization expense recognized on amortizable intangibles totaled $10.5 million, $10.4 million, and $6.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Below is a summary of future estimated aggregate amortization expense as of December 31, 2023:

(in millions)
2024	$10
2025	10
2026	9
2027	8
2028	8
Thereafter	97
Total	$142

9. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2023	2022
	(in millions)
Non-interest-bearing demand deposits	$14,520	$19,691
Interest-bearing transaction accounts	15,916	9,507
Savings and money market accounts	14,791	19,397
Time certificates of deposit ($250,000 or more) (1)	1,478	1,101
Other time deposits	8,628	3,948
Total deposits	$55,333	$53,644
(1)    Retail brokered time deposits over $250,000 of $5.8 billion and $2.7 billion as of December 31, 2023 and 2022, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
The summary of the contractual maturities for all time deposits as of December 31, 2023 is as follows:

(in millions)
2024	$9,092
2025	1,007
2026	6
2027	1
Total	$10,106
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At December 31, 2023 and 2022, the Company held wholesale brokered deposits of $6.6 billion and $4.8 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At December 31, 2023, the Company had $13.3 billion of reciprocal deposits, compared to $2.8 billion at December 31, 2022. These reciprocal deposit structures offer protection to depositors by fulling insuring deposits with other network banks and also provides the Company with funding stability and drove the increase in the Company's insured deposit ratio from December 31, 2022.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $17.8 billion and $12.9 billion at December 31, 2023 and 2022, respectively. The Company incurred $422.5 million, $162.8 million, and $27.4 million in deposit related costs on these deposits during the years ended December 31, 2023, 2022, and 2021, respectively. These costs are reported as Deposit costs in non-interest expense in the Consolidated Income Statement. The increase in these costs from the prior years is due to an increase in average earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.

10. OTHER BORROWINGS
The following table summarizes the Company’s borrowings by type:

	December 31,
	2023	2022
	(in millions)
Short-Term:
Federal funds purchased	$175	$640
FHLB advances	6,200	4,300
Warehouse borrowings	376	—
Repurchase agreements	6	27
Secured borrowings	27	25
Total short-term borrowings	$6,784	$4,992
Long-Term:
AmeriHome senior notes, net of fair value adjustment	$—	$315
Credit linked notes, net	446	992
Total long-term borrowings	$446	$1,307

Total other borrowings	$7,230	$6,299
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $1.1 billion as of December 31, 2023, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of December 31, 2023 and 2022, the Company had additional available credit with the FHLB of approximately $6.1 billion and $6.8 billion, respectively. The weighted average rate on FHLB advances was 5.67% and 4.70% as of December 31, 2023 and 2022, respectively.
In March 2023, the FRB established the BTFP which offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. The rate for BTFP advances was the one-year overnight index swap rate plus 10 basis points and is fixed for the term of the advance. The Company drew $1.3 billion from the BTFP during the first quarter of 2023, all of which was repaid as of December 31, 2023. Total available credit with the FRB totaled $16.7 billion and $5.2 billion as of December 31, 2023 and 2022, respectively.
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
As of December 31, 2023, the Company had access to approximately $3.0 billion in uncommitted warehouse funding, of which $376 million was drawn at a weighted average borrowing rate of 6.72%. There were no warehouse borrowings outstanding at December 31, 2022.
Repurchase Agreements
Other repurchase facilities include CLO securities, EBO loan, and customer repurchase agreements. The total carrying value of repurchase agreements was $6 million and $27 million as of December 31, 2023 and 2022, respectively.

Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.10% and 6.39% as of December 31, 2023 and 2022, respectively.
Long-Term Borrowings
AmeriHome Senior Notes
Prior to the Company's acquisition of AmeriHome, in October 2020, AmeriHome issued senior notes with an aggregate principal amount of $300 million, maturing on October 26, 2028. The senior notes accrued interest at a rate of 6.50% per annum, paid semiannually. The carrying amount of the senior notes included a fair value adjustment (premium) of $19.3 million recognized as of the acquisition date that was being amortized over the term of the notes.
The senior notes contained provisions that allowed for early redemption of the notes at a premium to the outstanding principal amount. This early redemption premium was not imposed as part of the Company's payoff of these notes during the year ended December 31, 2023 and the Company recognized a gain on extinguishment of debt of $39.3 million related to the payoff.
Credit Linked Notes
The Company entered into credit linked note transactions that effectively transferred the risk of first losses on certain pools of the Company’s warehouse and equity fund resource loans to the purchasers of these notes. In the event of a failure to pay by the relevant obligor, insolvency of the relevant obligor, or restructuring of such loans that results in a loss on a loan included in any of the reference pools, the principal balance of the notes will be reduced to the extent of such loss and a gain on recovery of credit guarantees will be recognized within non-interest income in the Consolidated Income Statement. The purchasers of the notes have the option to acquire the underlying reference loan in the event of obligor default. There have been no historical losses on the warehouse lines of credit and equity fund resource loans.
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

The Company's outstanding credit linked note issuances are detailed in the tables below:

December 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$90	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	179	3
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	191	3
Total				$460	$8

December 31, 2022
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$95	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	189	3
Equity fund resource loans (3)	June 23, 2022	June 30, 2028	SOFR + 6.75%	300	4
Residential mortgage loans (4)	December 29, 2021	July 25, 2059	SOFR + 4.67%	202	3
Warehouse loans (5)	June 28, 2021	December 30, 2024	LIBOR + 5.50%	242	2
Total				$1,028	$14
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.8 billion and $1.9 billion as of December 31, 2023 and 2022, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.6 billion and $3.8 billion as of December 31, 2023 and 2022, respectively.
(3)    These notes had a reference pool balance of $1.6 billion as of December 31, 2022.
(4)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.8 billion and $4.0 billion as of December 31, 2023 and 2022, respectively.
(5)    These notes had a reference pool balance of $689 million as of December 31, 2022.
During the year ended December 31, 2023, the Company recognized a gain on extinguishment of debt of $13.4 million related to the payoff of the credit linked notes on its warehouse and equity fund resource loans.

11. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

December 31, 2023
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
The carrying value of all subordinated debt issuances totaled $818 million and $817 million at December 31, 2023 and 2022, respectively.
Junior Subordinated Debt
The Company has formed, or acquired through acquisition, eight statutory business trusts which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
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
The carrying value of junior subordinated debt was $77 million and $76 million as of December 31, 2023 and 2022, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of December 31, 2023 was 7.93%, which is equal to three-month Term SOFR plus an adjustment of 0.26% and the contractual spread of 2.34%, compared to a weighted average interest rate of 7.11% at December 31, 2022, which was based on three-month LIBOR.
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

12. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 14.6 million in stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2023 were 4.9 million.
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors generally vest over six months. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the year ended December 31, 2023, the Company recognized $32.7 million in stock-based compensation expense related to these stock grants, compared to $28.7 million and $22.9 million for the years ended December 31, 2022 and 2021, respectively.
In addition, the Company previously granted shares of restricted stock to certain members of executive management with both performance and service conditions that affected vesting. The last of these performance-based restricted stock grants was made in 2017, however expense was still being recognized through June 30, 2021, the end of the vesting period. The Company recognized $0.6 million in stock-based compensation expense related to these stock grants in 2021.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions, except per share amounts)
Balance, beginning of period	0.9	$84.16	0.9	$63.53
Granted	0.6	72.32	0.5	97.61
Vested	(0.3)	65.59	(0.4)	52.00
Forfeited	(0.1)	82.46	(0.1)	79.09
Balance, end of period	1.1	$83.19	0.9	$84.16
The total weighted average grant date fair value of all stock awards granted during the years ended December 31, 2023, 2022, and 2021 was $45.5 million, $42.8 million, and $35.4 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2023, 2022, and 2021 was $22.9 million, $35.8 million, and $34.2 million, respectively.
As of December 31, 2023, there was $39.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2023, the Company recognized $1.6 million in stock-based compensation expense related to these performance stock units, compared to $11.1 million and $11.2 million in stock-based compensation expense for such units during the years ended December 31, 2022 and 2021, respectively. The decrease in stock-based compensation for these units for the year ended December 31, 2023 related to revised performance expectations on the outstanding awards.

The three-year performance period for the 2021 grant ended on December 31, 2023, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares vested at 168% of the target award under the terms of the grant. As a result, 133,220 shares became fully vested and will be distributed to executive management in the first quarter of 2024.
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
Preferred Stock
The Company has 12,000,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During each of the years ended December 31, 2023 and 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $12.8 million. The Company paid a dividend of $3.5 million to preferred stockholders during the year ended December 31, 2021.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
During the years ended December 31, 2022 and 2021, the Company sold 1.9 million and 3.1 million shares, respectively, under the ATM program for gross proceeds of $158.7 million (weighted-average selling price of $83.89 per share) and $333.4 million (weighted-average selling price of $106.41 per share), respectively. Related offering costs totaled $1.0 million and $2.3 million for the year ended December 31, 2022 and 2021, respectively, substantially all of which related to compensation costs paid to the distribution agents. There were no sales under the ATM program during the year ended December 31, 2023 and the remaining number of shares that can be sold under this agreement totaled 1,107,769 as of December 31, 2023.
Registered Direct Offering
The Company sold 2.3 million shares of its common stock in a registered direct offering during the year ended December 31, 2021. The shares were sold for $91.00 per share for aggregate net proceeds of $209.2 million.
Cash Dividend on Common Shares
During the year ended December 31, 2023, the Company declared and paid quarterly cash dividends of $0.36 per share for the first three quarters of the year and increased the quarterly cash dividend to $0.37 per share in the fourth quarter, for a total dividend payment to stockholders of $158.7 million. During the year ended December 31, 2022, the Company declared and paid a quarterly cash dividend of $0.35 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.36 per share for the last two quarters of the year, for a total dividend payment to stockholders of $153.4 million. During the year ended December 31, 2021, the Company declared and paid a quarterly cash dividend of $0.25 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.35 per share for the last two quarters of the year, for a total dividend payment to stockholders of $124.1 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the year ended December 31, 2023, the Company purchased treasury shares of 152,452 at a weighted average price of $72.27 per share, compared to 200,745 shares at a weighted average price per share of $92.21 in 2022, and 180,607 shares at a weighted average price per share of $86.63 in 2021.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2020	$92.1	$(0.3)	$(0.5)	$—	$92.3
Other comprehensive loss before reclassifications	(69.0)	—	(1.2)	—	(70.2)
Amounts reclassified from AOCI	(6.4)	—	—	—	(6.4)
Net current-period other comprehensive (loss) income	(75.4)	—	(1.2)	—	76.6
Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$—	$15.7
Other comprehensive (loss) income before reclassifications	(674.9)	—	3.7	—	(671.2)
Amounts reclassified from AOCI	(5.5)	—	—	—	(5.5)
Net current-period other comprehensive (loss) income	(680.4)	—	3.7	—	(676.7)
Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive income (loss) before reclassifications	116.9	—	(0.2)	1.2	117.9
Amounts reclassified from AOCI	30.2	—	—	—	30.2
Net current-period other comprehensive income (loss)	147.1	—	(0.2)	1.2	148.1
Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
The following table presents reclassifications out of AOCI:

	Year Ended December 31,
Income Statement Classification	2023	2022	2021
	(in millions)
(Loss) gain on sales of AFS debt securities, net	$(40.4)	$7.4	$8.5
Income tax benefit (expense)	10.2	(1.9)	(2.1)
Net of tax	$(30.2)	$5.5	$6.4

14. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments. The primary types of derivatives the Company uses are interest rate contracts, forward purchase and sale commitments, and interest rate futures. Generally, these instruments are used to help manage the Company's exposure to interest rate risk related to IRLCs and its inventory of loans HFS and MSRs and also to meet client financing and hedging needs.
Derivatives are recorded at fair value on the Consolidated Balance Sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
As of December 31, 2023, 2022, and 2021, the Company did not have any outstanding cash flow hedges.
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
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount.
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and is being amortized over the remaining term. At December 31, 2023, the remaining cumulative basis adjustment on the terminated last-of-layer hedges totaled $9 million.
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

Fair Value Hedges
As of December 31, 2023 and 2022, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	December 31, 2023		December 31, 2022
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$3,875	$(6)	$447	$17
(1)    Included in the carrying value of the hedged assets/(liabilities).
(2)    As of December 31, 2023, included portfolio layer method derivative instruments with $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $6.7 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $19 million.
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

	Year Ended December 31,
	2023		2022		2021
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$(22.8)	$23.8	$71.7	$(71.6)	$44.8	$(45.6)
Interest expense	—	—	—	—	(2.7)	2.7
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $11.8 million and $9.9 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the years ended December 31, 2023 and 2022, respectively.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of December 31, 2023, 2022, and 2021. The change in the notional amounts of these derivatives from December 31, 2021 to December 31, 2023 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	December 31, 2023			December 31, 2022			December 31, 2021
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$3,895	$19	$24	$476	$18	$—	$1,383	$14	$55
Total	$3,895	$19	$24	$476	$18	$—	$1,383	$14	$55

Derivatives not designated as hedging instruments (1):
Foreign currency contracts	$135	$1	$1	$250	$1	$9	$180	$—	$1
Forward purchase contracts	5,544	26	—	2,709	1	13	11,714	8	18
Forward sales contracts	7,626	1	55	4,985	16	8	17,358	16	18
Futures purchase contracts (2), (3)	124	—	—	—	—	—	949	—	—
Futures sales contracts (2), (3)	10,906	—	—	8,706	—	—	11,935	—	—
Interest rate lock commitments	1,822	18	—	1,459	5	3	3,033	11	2
Interest rate contracts	3,628	19	20	1,538	6	6	4	—	—
Risk participation agreements	72	—	—	48	—	—	—	—	—
Total	$29,857	$65	$76	$19,695	$29	$39	$45,173	$35	$39
Margin	—	202	(9)	—	4	1	—	1	6
Total, including margin	$29,857	$267	$67	$19,695	$33	$40	$45,173	$36	$45
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
(3)The notional amounts previously reported for December 31, 2022 and 2021 have been adjusted to account for the impact of offsetting contracts. To close a futures contract prior to settlement, the Company purchases an offsetting future with the same terms as the original contract and these contracts no longer require settlement.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	December 31, 2023			December 31, 2022			December 31, 2021
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward purchase contracts	$26	$—	$26	$1	$—	$1	$8	$—	$8
Forward sales contracts	1	—	1	13	—	13	15	—	15
Interest rate contracts	31	—	31	18	—	18	14	—	14
Margin	202	—	202	4	—	4	1	—	1
Netting	—	(67)	(67)	—	(17)	(17)	—	(28)	(28)
	$260	$(67)	$193	$36	$(17)	$19	$38	$(28)	$10
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$—	$—	$—	$—	$—	$—
Forward purchase contracts	—	—	—	(12)	—	(12)	(18)	—	(18)
Forward sales contracts	(55)	—	(55)	(8)	—	(8)	(18)	—	(18)
Interest rate contracts	(31)	—	(31)	—	—	—	(54)	—	(54)
Margin	9	—	9	(1)	—	(1)	(6)	—	(6)
Netting	—	67	67	—	17	17	—	28	28
	$(78)	$67	$(11)	$(21)	$17	$(4)	$(96)	$28	$(68)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$1	$—	$1	$—	$—	$—
Forward sales contracts	—	—	—	3	—	3	1	—	1
Interest rate lock commitments	18	—	18	5	—	5	11	—	11
Interest rate contracts	7	—	7	6	—	6	—	—	—
	$26	$—	$26	$15	$—	$15	$12	$—	$12
Liabilities
Foreign currency contracts	$—	$—	$—	$(9)	$—	$(9)	$(2)	$—	$(2)
Forward purchase contracts	—	—	—	(1)	—	(1)	—	—	—
Interest rate lock commitments	—	—	—	(3)	—	(3)	(2)	—	(2)
Interest rate contracts	(13)	—	(13)	(6)	—	(6)	—	—	—
	$(13)	$—	$(13)	$(19)	$—	$(19)	$(4)	$—	$(4)
Total derivatives and margin
Assets	$286	$(67)	$219	$51	$(17)	$34	$50	$(28)	$22
Liabilities	$(91)	$67	$(24)	$(40)	$17	$(23)	$(100)	$28	$(72)

The following table summarizes the net gain (loss) on derivatives included in income:

	Year Ended December 31,
	2023	2022
	(in millions)
Net gain (loss) on loan origination and sale activities:
Forward contracts	$29.0	$425.6
Interest rate lock commitments	15.9	(7.4)
Interest rate swaps	(8.9)	(8.4)
Other contracts	1.0	(7.6)
Total gain	$37.0	$402.2
Net loan servicing revenue:
Interest rate swaps	$(32.4)	$(54.6)
Forward contracts	(15.4)	(62.4)
Futures contracts	4.5	(36.2)
Total loss	$(43.3)	$(153.2)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At December 31, 2023, and 2022 collateral pledged by the Company to counterparties for its derivatives totaled $216 million and $11 million, respectively.
15. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Weighted average shares - basic	108.3	107.2	102.7
Dilutive effect of stock awards	0.2	0.4	0.6
Weighted average shares - diluted	108.5	107.6	103.3
Net income available to common stockholders	$709.6	$1,044.5	$895.7

Earnings per common share:
Basic	$6.55	$9.74	$8.72
Diluted	6.54	9.70	8.67

16. INCOME TAXES
The provision for income tax expense consists of the following components:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current	$236.1	$327.4	$181.8
Deferred	(24.9)	(68.6)	42.0
Total tax expense	$211.2	$258.8	$223.8
The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Income tax at statutory rate	$196.1	$276.4	$235.8
Increase (decrease) resulting from:
State income taxes, net of federal benefits	35.0	45.4	35.8
Non-deductible insurance premiums	24.1	5.2	3.5
Tax-exempt income	(28.3)	(26.0)	(25.6)
Investment tax credits	(13.2)	(32.1)	(15.9)
Other, net	(2.5)	(10.1)	(9.8)
Total tax expense	$211.2	$258.8	$223.8
Effective tax rate	22.6%	19.7%	19.9%
The increase in the effective tax rate from 2022 to 2023 is primarily due to a decrease in pretax book income, decreases in investment tax credits, and increases in nondeductible insurance premium expenses during 2023. There was not a significant change in the effective tax rate from 2021 to 2022.

The cumulative tax effects of the temporary differences are shown in the following table:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Unrealized loss on AFS securities	$170	$221
Allowance for credit losses	96	93
Lease liability	46	47
Research and experimentation costs	32	1
FDIC special assessment	17	—
Accrued expenses	7	21
Passthrough income	6	19
Tax credit carryovers	5	24
Premises and equipment	—	13
Other	40	44
Total gross deferred tax assets	419	483
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	419	483
Deferred tax liabilities:
Right of use asset	(37)	(41)
Premises and equipment	(19)	—
Unearned premiums	(15)	(6)
Mortgage servicing rights	(11)	(56)
Deferred loan costs	(11)	(16)
Leasing basis differences	(11)	(13)
Goodwill	(9)	(5)
Deferred REIT dividend	—	(11)
Other	(19)	(24)
Total deferred tax liabilities	(132)	(172)
Deferred tax assets, net	$287	$311
At December 31, 2023, the net DTA balance totaled $287 million, a decrease of $24 million from $311 million at December 31, 2022. The decrease in the net DTA was primarily the result of increases in the fair value of AFS securities and decreases to credit carryforwards that were not fully offset by the decrease to MSR DTLs. Although realization is not assured, the Company believes the realization of the recognized net DTA of $287 million at December 31, 2023 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
The Company had no deferred tax valuation allowance as of December 31, 2023 and 2022.
As of December 31, 2023, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $38 million, for which a DTA of $4 million has been recorded, reflecting the expected benefit of these federal NOL carryovers remaining after application of the Section 382 limitation. The Company also generated a total of $79 million NOLs in the states of Arizona, Tennessee, and Virginia during 2023, for which a DTA of $3 million has been recorded. The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2019.
When tax returns are filed, it is highly certain most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the accompanying Consolidated Balance Sheet along with any associated interest and penalties payable to the taxing authorities upon examination.

The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2023	2022
	(in millions)
Beginning balance	$6.6	$6.4
Gross increases
Tax positions in prior periods	0.4	—
Current period tax positions	0.9	0.8
Gross decreases
Tax positions in prior periods	—	(0.6)
Ending balance	$7.9	$6.6
During the year ended December 31, 2023, the Company added a new position, which resulted in a tax detriment of $0.9 million.
At December 31, 2023 and 2022, unrecognized tax benefits, net of associated deferred tax benefits, totaled $6.9 million and $5.3 million, respectively, that, if recognized, would favorably impact the effective tax rate. The Company does not anticipate resolution of any unrecognized tax benefits within the next 12 months.
During the years ended December 31, 2023, 2022, and 2021, no amounts were recognized for interest and penalties as it relates to uncertain tax positions and as of December 31, 2023 and 2022, there was no accrual for penalties and interest.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $573 million and $624 million as of December 31, 2023 and 2022, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $322 million and $398 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, $64.3 million, $63.2 million, and $49.5 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

17. COMMITMENTS AND CONTINGENCIES
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2023	2022
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $989 and $1,209 at December 31, 2023 and 2022, respectively	$13,291	$18,674
Credit card commitments and financial guarantees	418	379
Letters of credit, including unsecured letters of credit of $4 and $7 at December 31, 2023 and 2022, respectively	222	265
Total	$13,931	$19,318
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2023:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$13,291	$3,860	$5,637	$2,195	$1,599
Credit card commitments and financial guarantees	418	418	—	—	—
Letters of credit	222	166	6	50	—
Total	$13,931	$4,444	$5,643	$2,245	$1,599
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $32 million and $47 million as of December 31, 2023 and 2022, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.

Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 16. Income Taxes" of these Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $32 million and $117 million as of December 31, 2023 and 2022, respectively.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 38% and 40% of the Company's HFI loan portfolio as of December 31, 2023 and December 31, 2022, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2023 and 2022, CRE related loans accounted for approximately 33% and 29% of total loans, respectively. Approximately 16% of these CRE loans, excluding construction and land loans, were owner-occupied as of December 31, 2023 and 2022. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of December 31, 2023 and December 31, 2022.
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
18. FAIR VALUE ACCOUNTING
The fair value of an asset or liability is the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions market participants would use in pricing an asset or liability. ASC 825 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described in "Note 1. Summary of Significant Accounting Policies" of these Notes to Consolidated Financial Statements.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below.
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

The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Unrealized (losses) gains	$(0.3)	$4.9	$(1.5)
Changes included in OCI, net of tax	(0.2)	3.7	(1.2)
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
Loans HFS: Government-insured or guaranteed and agency-conforming 1-4 family residential loans HFS are salable into active markets. Accordingly, the fair value of these loans is based primarily on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy.
Mortgage servicing rights: MSRs are measured based on valuation techniques using Level 3 inputs. The Company uses a discounted cash flow model that incorporates assumptions market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, recapture rate, and cost to service.
Derivative financial instruments: Forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market prices, contracted selling prices, or a market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for estimated pull-through rates. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates it will pay the debt according to its contractual terms.

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2023
Available-for-sale debt securities
U.S. Treasury securities	$4,853	$—	$—	$4,853
Residential MBS issued by GSEs	—	1,972	—	1,972
CLO	—	1,399	—	1,399
Private label residential MBS	—	1,117	—	1,117
Tax-exempt	—	858	—	858
Commercial MBS issued by GSEs	—	530	—	530
Corporate debt securities	—	367	—	367
Other	28	41	—	69
Total AFS debt securities	$4,881	$6,284	$—	$11,165
Equity securities
Preferred stock	$100	$—	$—	$100
CRA investments	26	—	—	26
Total equity securities	$126	$—	$—	$126
Loans HFS (2)	$—	$1,377	$3	$1,380
MSRs	—	—	1,124	1,124
Derivative assets (1)	—	66	18	84
Liabilities:
Junior subordinated debt (3)	$—	$—	$63	$63
Derivative liabilities (1)	—	100	—	100
(1)See "Note 14. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $6 million as of December 31, 2023 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $202 million and $(9) million, respectively.
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
	(in millions)
December 31, 2022
Assets:
Available-for-sale debt securities
CLO	$—	$2,706	$—	$2,706
Residential MBS issued by GSEs	—	1,740	—	1,740
Private label residential MBS	—	1,199	—	1,199
Tax-exempt	—	891	—	891
Corporate debt securities	—	390	—	390
Commercial MBS issued by GSEs	—	97	—	97
Other	24	45	—	69
Total AFS debt securities	$24	$7,068	$—	$7,092
Equity securities
Preferred stock	$108	$—	$—	$108
CRA investments	24	25	—	49
Common stock	3	—	—	3
Total equity securities	$135	$25	$—	$160
Loans - HFS (2)	$—	$1,172	$1	$1,173
Mortgage servicing rights	—	—	1,148	1,148
Derivative assets (1)	—	42	5	47
Liabilities:
Junior subordinated debt (3)	$—	$—	$63	$63
Derivative liabilities (1)	—	36	3	39
(1)See "Note 14. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $17 million as of December 31, 2022 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $4 million and $1 million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning balance	$(62.5)	$(67.4)	$(65.9)
Change in fair value (1)	(0.3)	4.9	(1.5)
Ending balance	$(62.8)	$(62.5)	$(67.4)
(1)Unrealized (losses) gains attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(0.2) million, $3.7 million, and $(1.2) million for the years ended December 31, 2023, 2022, and 2021, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.92%

	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.13%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2023 and 2022 was the implied credit risk for the Company. The implied credit risk spread as of December 31, 2023 was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes. As of December 31, 2022, the implied credit risk spread was calculated as the difference between the average of the 15-year 'BB' and 'BBB' rated financial indexes over the corresponding swap index.
As of December 31, 2023, the Company estimates the discount rate at 8.92%, which represents an implied credit spread of 3.59% plus three-month SOFR (5.33%). As of December 31, 2022, the Company estimated the discount rate at 8.13%, which was a 3.36% credit spread plus three-month LIBOR (4.77%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Year Ended December 31, 2023
	2023		2022
	MSRs	IRLCs (1)	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,148	$2	$698	$9
Purchases and additions	865	15,434	720	19,513
Sales and payments	(800)	—	(350)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(15,420)	—	(19,481)
Change in fair value	11	2	192	(39)
Mark to market adjustments	4	—	—	—
Realization of cash flows	(104)	—	(112)	—
Balance, end of period	$1,124	$18	$1,148	$2
Changes in unrealized gains (losses) for the period (2)	$19	$(18)	$135	$2
(1)    IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		December 31, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	29 - 253	213
	Conditional prepayment rate (1)	9.5% - 23.9%	17.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	35.6
	Cost to service	$93 - $100	$95
IRLCs:	Servicing fee multiple	3.2 - 5.4	4.3
	Pull-through rate	68% - 100%	89%

		December 31, 2022
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	190 - 621	378
	Conditional prepayment rate (1)	8.5% - 18.5%	13.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	33.2
	Cost to service	$87 - $94	$90
IRLCs:	Servicing fee multiple	2.9 - 5.5	4.3
	Pull-through rate	69% - 100%	89%
(1)    Lifetime total prepayment speed annualized.

The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	December 31,
	2023			2022
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$1,379	$1,319	$60	$1,172	$1,138	$34
90 days or more delinquent	1	2	(1)	1	1	—
Total	$1,380	$1,321	$59	$1,173	$1,139	$34
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of December 31, 2023
Loans HFI	$379	$—	$—	$379
Other assets acquired through foreclosure	8	—	—	8
As of December 31, 2022
Loans HFI	$295	$—	$—	$295
Other assets acquired through foreclosure	11	—	—	11
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$379	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2022	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$295	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	11	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $379 million and $295 million at December 31, 2023 and 2022, respectively, net of a specific ACL of $10 million and $7 million at December 31, 2023 and 2022, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $8 million and $11 million of such assets at December 31, 2023 and 2022, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,429	$—	$1,251	$—	$1,251
AFS	11,165	4,881	6,284	—	11,165
Equity securities	126	126	—	—	126
Derivative assets (1)	84	—	66	18	84
Loans HFS	1,402	—	1,379	23	1,402
Loans HFI, net	49,960	—	—	46,877	46,877
Mortgage servicing rights	1,124	—	—	1,124	1,124
Accrued interest receivable	370	—	370	—	370
Financial liabilities:
Deposits	$55,333	$—	$55,379	$—	$55,379
Other borrowings	7,230	—	7,192	—	7,192
Qualifying debt	895	—	734	76	810
Derivative liabilities (1)	100	—	100	—	100
Accrued interest payable	151	—	151	—	151
(1)    Derivative assets and liabilities exclude margin of $202 million and $(9) million, respectively.

	December 31, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,289	$—	$1,112	$—	$1,112
AFS	7,092	24	7,068	—	7,092
Equity securities	160	135	25	—	160
Derivative assets (1)	51	—	42	5	47
Loans HFS	1,184	—	1,172	1	1,173
Loans HFI, net	51,552	—	—	47,679	47,679
Mortgage servicing rights	1,148	—	—	1,148	1,148
Accrued interest receivable	357	—	357	—	357
Financial liabilities:
Deposits	$53,644	$—	$53,698	$—	$53,698
Other borrowings	6,299	—	6,261	—	6,261
Qualifying debt	893	—	735	75	810
Derivative liabilities (1)	40	—	36	3	39
Accrued interest payable	35	—	35	—	35
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
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to preclude an interest rate risk profile that does not conform to both management and BOD risk tolerances without BOD and ALCO approval. Interest rate risk is also evaluated at the Parent level, which is reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of letters of credit outstanding at December 31, 2023 and 2022 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at December 31, 2023 and 2022.

19. REGULATORY CAPITAL REQUIREMENTS
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
As of December 31, 2023 and 2022, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2023
WAL	$7,201	$6,035	$52,517	$70,295	13.7%	11.5%	8.6%	10.8%
WAB	6,802	6,229	52,508	70,347	13.0	11.9	8.9	11.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2022
WAL	$6,586	$5,449	$54,461	$69,814	12.1%	10.0%	7.8%	9.3%
WAB	6,280	5,737	54,411	69,762	11.5	10.5	8.2	10.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
The Company and the Bank are also subject to liquidity and other regulatory requirements as administered by the federal banking agencies. These agencies have broad powers and at their discretion, could limit or prohibit the Company's payment of dividends, payment of certain debt service and issuance of capital stock and debt as they deem appropriate and as such, actions by the agencies could have a direct material effect on the Company’s business and financial statements.
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes it is in compliance with these requirements as of December 31, 2023.

20. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $22,500 for those under 50 years of age and up to a maximum of $30,000 for those over 50 years of age in 2023) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 100% of the first 5% of the participant’s compensation deferred into the plan during the year ended December 31, 2023. The Company’s contributions to this plan totaled $17.7 million, $15.9 million, and $12.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
In addition, the Company has a SERP, which is an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The projected benefit obligation was $14 million as of December 31, 2023 and 2022, all of which was unfunded. Net periodic benefit cost totaled $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021 respectively.
21. RELATED PARTY TRANSACTIONS
Principal stockholders, directors, and executive officers of the Company, their immediate family members, and companies they control or own more than a 10% interest in, are considered to be related parties. In the ordinary course of business, the Company engages in various related party transactions, including extending credit and bank service transactions. All related party transactions are subject to review and approval pursuant to the Company's related party transactions policy. The decrease in related party transactions during the year ended December 31, 2023 is due to changes in composition of the BOD.
Federal banking regulations require any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity for such loans:

	Year Ended December 31,
	2023	2022
	(in millions)
Balance, beginning	$172	$—
New loans	—	231
Advances	457	2,144
Repayments and other	(629)	(2,203)
Balance, ending	$—	$172
None of these loans were past due, on non-accrual status or have been restructured during the year ended December 31, 2023 to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2023 or 2022. Loan repayments and other of $629 million during the year ended December 31, 2023 related entirely to loan amounts with a former Director and their related interests. For the years ended December 31, 2023, 2022, and 2021, interest income associated with related party loans was approximately $1.6 million, $2.5 million and $0.1 million, respectively. In addition, during the years ended December 31, 2023 and 2022, the Company purchased $27 million and $914 million of residential loans from related parties, respectively. There were no such related party loan purchases during the year ended December 31, 2021.
Loan commitments outstanding with related parties totaled $2 million and $476 million at December 31, 2023 and 2022, respectively.
The Company also accepts deposits from related parties, which totaled $62 million and $398 million at December 31, 2023 and 2022, respectively, with related interest expense of approximately $1.1 million during the year ended December 31, 2023 and $0.2 million during each of the years ended December 31, 2022 and 2021. Earnings credits on deposits from related parties totaled $2.6 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively, with no earnings credits on deposits from related parties for the year ended December 31, 2021.
There were no long-term borrowings with related parties at December 31, 2023, compared to $1 million at December 31, 2022.
Loan servicing fees paid to related parties totaled $0.6 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively, with no loan servicing fees paid to related parties for the year ended December 31, 2021. There were no loans serviced by related parties at December 31, 2023 and 2021 and $2.1 billion of residential loans serviced by related parties at December 31, 2022. Donations, sponsorships, and other payments to related parties totaled less than $1.0 million during each of the years ended December 31, 2023, 2022, and 2021.

22. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2023	2022
	(in millions)
ASSETS:
Cash and cash equivalents	$140	$85
Investment securities - equity	31	34
Investment in subsidiaries	6,513	5,862
Other assets	71	66
Total assets	$6,755	$6,047
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$671	$669
Accrued interest and other liabilities	6	22
Total liabilities	677	691
Total stockholders’ equity	6,078	5,356
Total liabilities and stockholders’ equity	$6,755	$6,047
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Income:
Dividends from subsidiaries	$330.0	$261.8	$50.0
Interest income	2.9	3.8	3.2
Non-interest income (loss)	1.5	(0.9)	13.4
Total income	334.4	264.7	66.6
Expense:
Interest expense	25.4	22.6	19.5
Non-interest expense	29.3	26.5	31.9
Total expense	54.7	49.1	51.4
Income before income taxes and equity in undistributed earnings of subsidiaries	279.7	215.6	15.2
Income tax benefit	10.3	11.0	7.4
Income before equity in undistributed earnings of subsidiaries	290.0	226.6	22.6
Equity in undistributed earnings of subsidiaries	432.4	830.7	876.6
Net income	722.4	1,057.3	899.2
Dividends on preferred stock	12.8	12.8	3.5
Net income available to common stockholders	$709.6	$1,044.5	$895.7

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$722.4	$1,057.3	$899.2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(432.4)	(830.7)	(876.6)
Change in fair value of assets and liabilities measured at fair value	(3.4)	8.7	(0.1)
Loss on extinguishment of debt	—	—	5.9
Other operating activities, net	(1.8)	(16.8)	(1.4)
Net cash provided by operating activities	284.8	218.5	27.0
Cash flows from investing activities:
Purchases of securities	(153.9)	(0.4)	(16.0)
Principal pay downs, calls, maturities, and sales proceeds of securities	155.5	1.8	28.6
Capital contributions to subsidiaries	(50.0)	(193.0)	(1,139.3)
Other investing activities, net	(10.0)	(12.1)	—
Net cash used in investing activities	(58.4)	(203.7)	(1,126.7)
Cash flows from financing activities:
Net proceeds from issuance of subordinated debt	—	—	591.9
Redemption of subordinated debt	—	—	(176.0)
Proceeds from issuance of common stock, net	0.1	157.7	540.3
Cash dividends paid on common and preferred stock	(171.5)	(166.2)	(127.6)
Proceeds from issuance of preferred stock, net	—	—	294.5
Other financing activities, net	—	—	0.1
Net cash (used in) provided by financing activities	(171.4)	(8.5)	1,123.2
Net increase in cash and cash equivalents	55.0	6.3	23.5
Cash and cash equivalents at beginning of year	85.3	79.0	55.5
Cash and cash equivalents at end of year	$140.3	$85.3	$79.0
23. SEGMENTS
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
Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and estimated duration characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. A net user of funds has lending/investing in excess of deposits/borrowings and a net provider of funds has deposits/borrowings in excess of lending/investing. A segment that is a user of funds is charged for the use of funds, while a provider of funds is credited through funds transfer pricing, which is determined based on the average estimated life of the assets or liabilities in the portfolio. Residual funds transfer pricing mismatches are allocable to the Corporate & Other segment and presented in net interest income.
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
The following is a summary of reportable segment balance sheet information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2023:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$14,569	$13	$125	$14,431
Loans HFS	1,402	—	1,402	—
Loans HFI, net of deferred fees and costs	50,297	29,136	21,161	—
Less: allowance for credit losses	(337)	(284)	(53)	—
Net loans HFI	49,960	28,852	21,108	—
Other assets acquired through foreclosure, net	8	8	—	—
Goodwill and other intangible assets, net	669	292	377	—
Other assets	4,254	390	1,826	2,038
Total assets	$70,862	$29,555	$24,838	$16,469
Liabilities:
Deposits	$55,333	$23,897	$24,925	$6,511
Borrowings and qualifying debt	8,125	7	402	7,716
Other liabilities	1,326	109	338	879
Total liabilities	64,784	24,013	25,665	15,106
Allocated equity:	6,078	2,555	1,790	1,733
Total liabilities and stockholders' equity	$70,862	$26,568	$27,455	$16,839
Excess funds provided (used)	—	(2,987)	2,617	370

At December 31, 2022:
Assets:
Cash, cash equivalents, and investment securities	$9,803	$12	$—	$9,791
Loans HFS	1,184	—	1,184	—
Loans HFI, net of deferred fees and costs	51,862	31,414	20,448	—
Less: allowance for credit losses	(310)	(262)	(48)	—
Net loans HFI	51,552	31,152	20,400	—
Other assets acquired through foreclosure, net	11	11	—	—
Goodwill and other intangible assets, net	680	293	387	—
Other assets	4,504	435	2,180	1,889
Total assets	$67,734	$31,903	$24,151	$11,680
Liabilities:
Deposits	$53,644	$29,494	$18,492	$5,658
Borrowings and qualifying debt	7,192	27	340	6,825
Other liabilities	1,542	83	656	803
Total liabilities	62,378	29,604	19,488	13,286
Allocated equity:	5,356	2,684	1,691	981
Total liabilities and stockholders' equity	$67,734	$32,288	$21,179	$14,267
Excess funds provided (used)	—	385	(2,972)	2,587

The following is a summary of reportable segment income statement information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2023:	(in millions)
Net interest income	$2,338.9	$1,387.4	$898.9	$52.6
Provision for credit losses	62.6	38.3	3.3	21.0
Net interest income after provision for credit losses	2,276.3	1,349.1	895.6	31.6
Non-interest income	280.7	(23.3)	286.9	17.1
Non-interest expense	1,623.4	580.6	924.5	118.3
Income (loss) before provision for income taxes	933.6	745.2	258.0	(69.6)
Income tax expense (benefit)	211.2	174.8	59.2	(22.8)
Net income (loss)	$722.4	$570.4	$198.8	$(46.8)

Year Ended December 31, 2022:
Net interest income	$2,216.3	$1,546.3	$854.1	$(184.1)
Provision for (recovery of) credit losses	68.1	47.2	21.1	(0.2)
Net interest income (expense) after provision for credit losses	2,148.2	1,499.1	833.0	(183.9)
Non-interest income	324.6	59.7	247.2	17.7
Non-interest expense	1,156.7	463.5	630.1	63.1
Income (loss) before income taxes	1,316.1	1,095.3	450.1	(229.3)
Income tax expense (benefit)	258.8	260.5	107.1	(108.8)
Net income (loss)	$1,057.3	$834.8	$343.0	$(120.5)

Year Ended December 31, 2021:
Net interest income	$1,548.8	$1,181.7	$603.4	$(236.3)
Provision for (recovery of) credit losses	(21.4)	(30.6)	11.0	(1.8)
Net interest income (expense) after provision for credit losses	1,570.2	1,212.3	592.4	(234.5)
Non-interest income	404.2	65.1	317.6	21.5
Non-interest expense	851.4	415.9	413.9	21.6
Income (loss) before provision for income taxes	1,123.0	861.5	496.1	(234.6)
Income tax expense (benefit)	223.8	206.6	120.1	(102.9)
Net income (loss)	$899.2	$654.9	$376.0	$(131.7)
24. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees. These revenues totaled $98.6 million, $44.1 million, and $37.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company had no material unsatisfied performance obligations as of December 31, 2023 or 2022.

25. MERGERS, ACQUISITIONS AND DISPOSITIONS
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
Total consideration of $57.0 million, comprised of cash paid at closing of $50.6 million and contingent consideration with an estimated fair value of $6.4 million, was exchanged for all of the issued and outstanding membership interests of DST. The terms of the acquisition include a contingent consideration arrangement based on performance for the three year period subsequent to the acquisition. There is no required minimum or maximum payment amount specified under the terms of the contingent consideration agreement. The fair value of the contingent consideration recognized on the acquisition date was estimated using a discounted cash flow approach.
DST’s results of operations have been included in the Company's results beginning January 25, 2022 and are reported as part of the Consumer Related segment. Acquisition and restructure expenses of $0.4 million for the year ended December 31, 2022, were included as a component of non-interest expense in the Consolidated Income Statement, all of which were acquisition related costs as defined by ASC 805.
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

December 31,
2021

Interest income	$1,679.9
Non-interest income	470.5
Net income	909.7

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
As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Western Alliance Bancorporation
Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 of the Company and our report, dated February 27, 2024, expressed an unqualified opinion.
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
/s/ RSM US LLP
San Francisco, California
February 27, 2024

Item 9B.Other Information.

Insider Adoption of Termination of Trading Arrangements
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information in the Company’s Definitive Proxy Statement prepared for the 2024 Annual Meeting of Stockholders to be held on June 12, 2024, which contains information concerning this item under the captions Corporate Governance, Executive Officers, Delinquent Section 16(a) Reports (if applicable) and Legal Proceedings, is incorporated herein by reference.
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
Item 11.Executive Compensation
The information in the Company’s Definitive Proxy Statement prepared for the 2024 Annual Meeting of Stockholders to be held on June 12, 2024, which contains information concerning this item under the captions Compensation of Directors, Executive Compensation - Compensation Discussion and Analysis, Compensation Tables, CEO Pay Ratio, Potential Payments Upon Termination or Change in Control, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Company’s Definitive Proxy Statement prepared for the 2024 Annual Meeting of Stockholders to be held on June 12, 2024, which contains information concerning this item under the caption Equity Compensation Plan Information and Security Ownership of Certain Beneficial Owners, Directors and Executive Officers, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information in the Company’s Definitive Proxy Statement prepared for the 2024 Annual Meeting of Stockholders to be held on June 12, 2024, which contains information concerning this item under the caption Certain Transactions with Related Parties, Policies and Procedures Regarding Transactions with Related Persons and Director Independence, is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information in the Company’s Definitive Proxy Statement prepared for the 2024 Annual Meeting of Stockholders to be held on June 12, 2024, which contains information concerning this item under the caption Independent Auditors - Fees and Services and Audit Committee Pre-Approval Policy, is incorporated herein by reference.

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

10.14*	Form of Performance-Based Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan. ±

10.15*	Form of Executive Restricted Stock Agreement pursuant to the Company’s 2005 Stock Incentive Plan. ±

10.16*	Form Cash Settled Stock Unit Agreement and Notice of Grant pursuant to the Company’s 2005 Stock Incentive Plan. ±

21.1*	List of Subsidiaries of Western Alliance.

23.1*	Consent of RSM US LLP.

24.1*	Power of Attorney (see signature page).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

97.1*	Western Alliance Bancorporation Dodd-Frank Clawback Policy.

101*
The following materials from Western Alliance’s Annual Report on Form 10-K Report for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page of Western Alliance's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).

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

WESTERN ALLIANCE BANCORPORATION

February 27, 2024	By:	/s/ Kenneth A. Vecchione
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 27, 2024.

Name	Title

/s/ Kenneth A. Vecchione	President and Chief Executive Officer
Kenneth A. Vecchione	(Principal Executive Officer)

/s/ Dale Gibbons	Vice Chairman and Chief Financial Officer
Dale Gibbons	(Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Board Chairman
Bruce D. Beach

/s/ Kevin Blakely	Director
Kevin Blakely

/s/ Juan Figuereo	Director
Juan Figuereo

/s/ Paul Galant	Director
Paul Galant

/s/ Howard Gould	Director
Howard Gould

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Mary Tuuk Kuras	Director
Mary Tuuk Kuras

/s/ Robert Latta	Director
Robert Latta

/s/ Anthony Meola	Director
Anthony Meola

/s/ Bryan Segedi	Director
Bryan Segedi

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn