Form 10-Q
period 2024-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2024-05-02
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2024, Western Alliance Bancorporation had 110,110,512 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	FOMC	Federal Open Market Committee
AFS	Available-for-Sale	FRB	Federal Reserve Bank
ALCO	Asset and Liability Management Committee	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
Basel III	Banking Supervision's December 2010 final capital framework	HFI	Held for Investment
BOD	Board of Directors	HFS	Held for Sale
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HTM	Held-to-Maturity
CDARS	Certificate Deposit Account Registry Service	HUD	U.S. Department of Housing and Urban Development
CECL	Current Expected Credit Losses	ICS	Insured Cash Sweep Service
CEO	Chief Executive Officer	IRLC	Interest Rate Lock Commitment
CET1	Common Equity Tier 1	ISDA	International Swaps and Derivatives Association
CFO	Chief Financial Officer	LIBOR	London Interbank Offered Rate
CLO	Collateralized Loan Obligation	LIHTC	Low-Income Housing Tax Credit
COVID-19	Coronavirus Disease 2019	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	MSR	Mortgage Servicing Right
CRE	Commercial Real Estate	NPV	Net Present Value
DTA	Deferred Tax Asset	OCI	Other Comprehensive Income
EBO	Early buyout	PPNR	Pre-Provision Net Revenue
ECR	Earnings credit rates	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental Executive Retirement Plan
ESG	Environmental, Social, and Governance	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
Exchange Act	Securities Exchange Act of 1934, as amended	TEB	Tax Equivalent Basis
FASB	Financial Accounting Standards Board	TSR	Total Shareholder Return
FDIC	Federal Deposit Insurance Corporation	UPB	Unpaid Principal Balance
FHA	Federal Housing Administration	USDA	United States Department of Agriculture
FHLB	Federal Home Loan Bank	VA	Veterans Affairs
FHLMC	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entity
FNMA	Federal National Mortgage Association	XBRL	eXtensible Business Reporting Language

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$264	$276
Interest-bearing deposits in other financial institutions	3,286	1,300
Cash and cash equivalents	3,550	1,576
Investment securities - AFS, at fair value; amortized cost of $15,251 at March 31, 2024 and $11,849 at December 31, 2023 (ACL of $1 at March 31, 2024 and December 31, 2023)	14,509	11,165
Investment securities - HTM, at amortized cost and net of ACL of $8 (fair value of $1,253 and $1,251) at March 31, 2024 and December 31, 2023, respectively	1,453	1,421
Investment securities - equity	130	126
Investments in restricted stock, at cost	248	281
Loans HFS	1,841	1,402
Loans HFI, net of deferred fees and costs	50,700	50,297
Less: allowance for credit losses	(340)	(337)
Net loans held for investment	50,360	49,960
Mortgage servicing rights	1,178	1,124
Premises and equipment, net	344	339
Operating lease right of use asset	139	145
Bank owned life insurance	187	186
Goodwill and intangible assets, net	666	669
Deferred tax assets, net	300	287
Investments in LIHTC and renewable energy	553	573
Other assets	1,531	1,608
Total assets	$76,989	$70,862
Liabilities:
Deposits:
Non-interest-bearing demand	$18,399	$14,520
Interest-bearing	43,829	40,813
Total deposits	62,228	55,333
Other borrowings	6,221	7,230
Qualifying debt	896	895
Operating lease liability	172	179
Other liabilities	1,300	1,147
Total liabilities	70,817	64,784
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 depositary shares issued and outstanding at March 31, 2024 and December 31, 2023)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 113,005,772 shares issued at March 31, 2024 and 112,169,523 at December 31, 2023) and additional paid in capital	2,211	2,197
Treasury stock, at cost (2,825,815 shares at March 31, 2024 and 2,703,218 shares at December 31, 2023)	(124)	(116)
Accumulated other comprehensive loss	(558)	(513)
Retained earnings	4,348	4,215
Total stockholders’ equity	6,172	6,078
Total liabilities and stockholders’ equity	$76,989	$70,862
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$871.9	$832.7
Investment securities	142.4	94.3
Dividends and other	40.7	41.9
Total interest income	1,055.0	968.9
Interest expense:
Deposits	380.6	231.6
Qualifying debt	9.5	9.3
Other borrowings	66.0	118.1
Total interest expense	456.1	359.0
Net interest income	598.9	609.9
Provision for credit losses	15.2	19.4
Net interest income after provision for credit losses	583.7	590.5
Non-interest income:
Net loan servicing revenue	46.4	41.9
Net gain on loan origination and sale activities	45.3	31.4
Income from equity investments	17.1	1.4
Service charges and fees	9.9	9.5
Commercial banking related income	6.5	6.2
Fair value gain (loss) adjustments, net	0.3	(147.8)
(Loss) gain on recovery from credit guarantees	(0.5)	3.3
Loss on sales of investment securities	(0.9)	(12.5)
Other income	5.8	8.6
Total non-interest income	129.9	(58.0)
Non-interest expense:
Salaries and employee benefits	154.9	148.9
Deposit costs	137.0	86.9
Insurance	58.9	15.7
Data processing	36.0	26.4
Legal, professional, and directors' fees	30.1	23.1
Occupancy	17.5	16.5
Loan servicing expenses	15.0	13.8
Business development and marketing	5.5	5.2
Loan acquisition and origination expenses	4.8	4.4
Gain on extinguishment of debt	—	(12.7)
Other expense	22.1	19.7
Total non-interest expense	481.8	347.9
Income before provision for income taxes	231.8	184.6
Income tax expense	54.4	42.4
Net income	177.4	142.2
Dividends on preferred stock	3.2	3.2
Net income available to common stockholders	$174.2	$139.0

Earnings per share:
Basic	$1.61	$1.29
Diluted	1.60	1.28
Weighted average number of common shares outstanding:
Basic	108.5	108.1
Diluted	109.0	108.3
Dividends declared per common share	$0.37	$0.36
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income	$177.4	$142.2
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $14.8 and $(20.7) respectively	(44.9)	60.1
Unrealized loss on junior subordinated debt, net of tax effect of $0.2 and $0.4 respectively	(0.5)	(1.1)
Realized loss on sale of AFS securities included in income, net of tax effect of $(0.2) and $(3.2) respectively	0.7	9.3
Realized loss on impairment of AFS securities included in income, net of tax effect of $— and $(0.4) respectively	—	1.2
Net other comprehensive (loss) income	(44.7)	69.5
Comprehensive income	$132.7	$211.7
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	142.2	142.2
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	6.1	—	—	—	6.1
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.7)	—	—	(10.7)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive income, net	—	—	—	—	—	—	69.5	—	69.5
Balance, March 31, 2023	12.0	$294.5	109.5	$—	$2,169.8	$(116.0)	$(591.5)	$3,763.7	$5,520.5

Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$6,078.4
Net income	—	—	—	—	—	—	—	177.4	177.4
Restricted stock, performance stock units, and other grants, net	—	—	0.9	—	13.1	—	—	—	13.1
Restricted stock surrendered (1)	—	—	(0.1)	—	(0.2)	(7.6)	—	—	(7.8)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(40.7)	(40.7)
Other comprehensive loss, net	—	—	—	—	—	—	(44.7)	—	(44.7)
Balance, March 31, 2024	12.0	$294.5	110.2	$—	$2,211.0	$(123.9)	$(557.6)	$4,348.5	$6,172.5

(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$177.4	$142.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	15.2	19.4
Depreciation and amortization	20.8	16.5
Stock-based compensation	13.1	6.1
Deferred income taxes	2.7	(5.5)
Amortization of net (discounts) premiums for investment securities	(56.5)	2.0
Amortization of tax credit investments	18.6	11.3
Amortization of operating lease right of use asset	6.0	6.0
Amortization of net deferred loan fees and net purchase premiums	(20.9)	(22.6)
Purchases and originations of loans HFS	(9,984.5)	(8,067.2)
Proceeds from sales and payments on loans HFS	9,432.8	8,265.4
Mortgage servicing rights capitalized upon sale of mortgage loans	(188.7)	(142.4)
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(28.5)	43.5
Fair value adjustments	0.7	149.8
Sale of investment securities	0.9	12.5
Extinguishment of debt	—	(12.7)
Other	(3.0)	(3.6)
Other assets and liabilities, net	287.4	(63.4)
Net cash (used in) provided by operating activities	$(306.5)	$357.3
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(5,938.0)	$(931.3)
Principal pay downs and maturities	1,285.6	61.1
Proceeds from sales	1,403.2	429.3
Investment securities - HTM
Purchases	(36.9)	(44.0)
Principal pay downs and maturities	4.2	7.7
Equity securities carried at fair value
Purchases	(0.2)	(0.5)
Proceeds from sale of mortgage servicing rights and related holdbacks, net	162.3	335.2
Sale (purchase) of other investments	16.6	(172.6)
Net increase in loans HFI	(525.7)	(1,003.5)
Purchase of premises, equipment, and other assets, net	(18.8)	(28.5)
Net cash used in investing activities	$(3,647.7)	$(1,347.1)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from financing activities:
Net increase (decrease) in deposits	$6,895.7	$(6,056.6)
Payments on long-term debt	(5.4)	(257.3)
Net (decrease) increase in short-term borrowings	(910.6)	9,952.9
Cash paid for tax withholding on vested restricted stock and other	(7.8)	(10.7)
Cash dividends paid on common stock and preferred stock	(43.9)	(42.6)
Net cash provided by financing activities	$5,928.0	$3,585.7
Net increase in cash and cash equivalents	1,973.8	2,595.9
Cash, cash equivalents, and restricted cash at beginning of period	1,576.1	1,043.4
Cash, cash equivalents, and restricted cash at end of period	$3,549.9	$3,639.3

Supplemental disclosure:
Cash paid during the period for:
Interest	$439.0	$329.5
Income taxes, net	(145.2)	(7.5)
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	95.4	125.2
Transfers of securitized loans HFS to AFS securities	60.6	43.9
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	142.1	5,910.4
(1)Activity for the three months ended March 31, 2024 and 2023 excludes $89.1 million and $294.4 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.

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
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services, including mortgage banking services through AmeriHome, and digital payment services for the class action legal industry. In addition, the Company has the following non-bank subsidiaries: CSI, a captive insurance company formed and licensed under the laws of the State of Arizona and established as part of the Company's overall enterprise risk management strategy, and WATC, which provides corporate trust services and levered loan administration solutions.
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
Recently adopted accounting guidance
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued guidance within ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323). The amendments in this update permit entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously this option was only permitted for LIHTC investments. Additionally, the amendments in this update require that all tax equity investments accounted for using the proportional amortization method apply the delayed equity contribution guidance in Subtopic 323-740 and disclosure of the nature of an entity's tax equity investments and their effect on an entity's financial position and results of operations.
The Company adopted this accounting guidance prospectively on January 1, 2024. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term relate to: 1) the determination of the ACL; 2) certain assets and liabilities carried at or evaluated using fair value measurements; 3) goodwill impairment; and 4) accounting for income taxes.
Principles of consolidation
As of March 31, 2024, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,278	$—	$(169)	$1,109
Private label residential MBS	183	—	(39)	144
Total HTM securities	$1,461	$—	$(208)	$1,253

Available-for-sale debt securities
U.S. Treasury securities	$7,019	$—	$(8)	$7,011
Residential MBS issued by GSEs	4,928	3	(395)	4,536
Private label residential MBS	1,301	1	(211)	1,091
Tax-exempt	927	—	(78)	849
Commercial MBS issued by GSEs	591	5	(10)	586
Corporate debt securities	411	—	(44)	367
Other	74	3	(8)	69
Total AFS debt securities	$15,251	$12	$(754)	$14,509

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,243	$1	$(140)	$1,104
Private label residential MBS	186	—	(39)	147
Total HTM securities	$1,429	$1	$(179)	$1,251

Available-for-sale debt securities
U.S. Treasury securities	$4,853	$1	$(1)	$4,853
Residential MBS issued by GSEs	2,328	3	(359)	1,972
CLO	1,407	1	(9)	1,399
Private label residential MBS	1,320	1	(204)	1,117
Tax-exempt	925	—	(67)	858
Commercial MBS issued by GSEs	531	8	(9)	530
Corporate debt securities	411	—	(44)	367
Other	74	4	(9)	69
Total AFS debt securities	$11,849	$18	$(702)	$11,165
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $130 million and $126 million at March 31, 2024 and December 31, 2023, respectively. Unrealized gains on equity securities of $3.9 million and losses of $8.5 million for the three months ended March 31, 2024 and 2023, respectively, were recognized in earnings as a component of Fair value gain (loss) adjustments, net.
Securities with carrying amounts of approximately $8.0 billion and $7.7 billion at March 31, 2024 and December 31, 2023, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2024
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$8	$6,338	$—	$—	$8	$6,338
Residential MBS issued by GSEs	5	1,125	390	1,570	395	2,695
Private label residential MBS	—	—	211	997	211	997
Tax-exempt	1	33	77	815	78	848
Commercial MBS issued by GSEs	1	137	9	52	10	189
Corporate debt securities (1)	—	—	44	360	44	360
Other	—	—	8	55	8	55
Total AFS securities	$15	$7,633	$739	$3,849	$754	$11,482
(1)Includes securities with an ACL that have a fair value of $22 million and unrealized losses of $6 million.

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$1	$2,208	$—	$—	$1	$2,208
Residential MBS issued by GSEs	3	174	356	1,551	359	1,725
Private label residential MBS	—	—	204	1,020	204	1,020
CLO	—	—	9	845	9	845
Tax-exempt	3	67	64	773	67	840
Corporate debt securities (1)	—	—	44	359	44	359
Commercial MBS issued by GSEs	—	—	9	53	9	53
Other	—	—	9	54	9	54
Total AFS securities	$7	$2,449	$695	$4,655	$702	$7,104
(1)Includes securities with an ACL that have a fair value of $54 million and unrealized losses of $8 million.
The total number of AFS debt securities in an unrealized loss position at March 31, 2024 was 770, compared to 708 at December 31, 2023.
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
In consideration of the continued effects from the bank failures in 2023, the Company performed a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuers' credit ratings, probability of default, and other factors. As a result of the analysis, a $0.1 million recovery and $19.3 million provision for credit losses were recognized during the three months ended March 31, 2024 and 2023, respectively. The provision for credit losses for the three months ended March 31, 2023 included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold. The Company does not intend to sell and it is more likely than not the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no additional credit losses on the Company's remaining portfolio have been recognized during the three months ended March 31, 2024.
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
The Company's CLO portfolio consisted of highly rated securitization tranches, containing pools of medium to large-sized corporate, high yield loans. These were variable rate securities that had an investment grade rating of Single-A or better. Unrealized losses on these securities were primarily a function of the differential from the offer price and the valuation mid-market price as well as changes in interest rates.
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
The following table presents a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Three Months Ended March 31, 2024
	Balance, December 31, 2023	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2024
	(in millions)
Available for sale securities
Corporate debt securities	$1.4	$(0.1)	$—	$—	$1.3

	Three Months Ended March 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance March 31, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$—	$19.3	$(17.1)	$—	$2.2

The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Three Months Ended March 31, 2024
	Balance, December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2024
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$7.8	$0.4	$—	$—	$8.2

	Three Months Ended March 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance March 31, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$1.3	$—	$—	$6.5
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $5 million at March 31, 2024 and December 31, 2023, and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	March 31, 2024
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,278	$1,278
Private label residential MBS	—	—	—	—	—	—	183	183
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,461	$1,461

Available-for-sale debt securities
U.S. Treasury securities	$—	$7,011	$—	$—	$—	$—	$—	$7,011
Residential MBS issued by GSEs	—	4,536	—	—	—	—	—	4,536
Private label residential MBS	1,064	—	26	—	—	1	—	1,091
Tax-exempt	9	15	356	380	—	—	89	849
Commercial MBS issued by GSEs	—	586	—	—	—	—	—	586
Corporate debt securities	—	—	—	76	242	49	—	367
Other	—	—	9	11	29	3	17	69
Total AFS securities (1)	$1,073	$12,148	$391	$467	$271	$53	$106	$14,509

Equity securities
Preferred stock	$—	$—	$—	$—	$55	$38	$12	$105
CRA investments	—	25	—	—	—	—	—	25
Total equity securities (1)	$—	$25	$—	$—	$55	$38	$12	$130
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,243	$1,243
Private label residential MBS	—	—	—	—	—	—	186	186
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,429	$1,429

Available-for-sale debt securities
U.S. Treasury securities	$—	$4,853	$—	$—	$—	$—	$—	$4,853
Residential MBS issued by GSEs	—	1,972	—	—	—	—	—	1,972
CLO	79	—	1,265	55	—	—	—	1,399
Private label residential MBS	1,090	—	26	—	—	1	—	1,117
Tax-exempt	9	16	361	386	—	—	86	858
Commercial MBS issued by GSEs	—	530	—	—	—	—	—	530
Corporate debt securities	—	—	—	76	211	80	—	367
Other	—	—	9	11	28	4	17	69
Total AFS securities (1)	$1,178	$7,371	$1,661	$528	$239	$85	$103	$11,165

Equity securities
Preferred stock	$—	$—	$—	$—	$54	$35	$11	$100
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$54	$35	$11	$126
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2024, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of March 31, 2024, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2024
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$29	$29
After one year through five years	8	8
After five years through ten years	86	74
After ten years	1,155	998
Mortgage-backed securities	183	144
Total HTM securities	$1,461	$1,253

Available-for-sale
Due in one year or less	$6,540	$6,535
After one year through five years	646	634
After five years through ten years	278	242
After ten years	967	885
Mortgage-backed securities	6,820	6,213
Total AFS securities	$15,251	$14,509

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Available-for-sale securities
Gross gains	$0.9	$3.4
Gross losses	(1.8)	(15.9)
Net losses on AFS securities	$(0.9)	$(12.5)
During the three months ended March 31, 2024, the Company sold AFS securities with a carrying value of $1.4 billion and recognized a net loss of $0.9 million. CLOs were sold as part of the Company's efforts to shift the investment portfolio mix toward high quality liquid assets. During the three months ended March 31, 2023, the Company sold securities with a carrying value of $459 million and recognized a net loss of $12.5 million. Sales of CLOs were executed as part of the Company's balance sheet repositioning strategy and resulted in gross AFS securities losses for the three months ended March 31, 2023. Sales of MBS and tax-exempt municipal securities were completed to secure gains.
3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization.
The following is a summary of loans HFS by type:

	March 31, 2024	December 31, 2023
	(in millions)
Government-insured or guaranteed:
EBO (1)	$—	$2
Non-EBO	764	498
Total government-insured or guaranteed	764	500
Agency-conforming	1,067	899
Non-agency	10	3
Total loans HFS	$1,841	$1,402
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$188.7	$142.4
Net proceeds from sale of loans (1)	(160.7)	(107.4)
Provision for and change in estimate of liability for losses under representations and warranties, net	3.2	2.4
Change in fair value	(6.7)	6.6
Change in fair value of derivatives:
Unrealized gain (loss) on derivatives	15.3	(22.2)
Realized gain on derivatives	(8.1)	(2.4)
Total change in fair value of derivatives	7.2	(24.6)
Net gain on residential mortgage loans HFS	$31.7	$19.4
Loan acquisition and origination fees	13.6	12.0
Net gain on loan origination and sale activities	$45.3	$31.4
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Warehouse lending	$6,915	$6,618
Municipal & nonprofit	1,622	1,554
Tech & innovation	2,941	2,808
Equity fund resources	695	845
Other commercial and industrial	7,754	7,452
CRE - owner occupied	1,707	1,658
Hotel franchise finance	3,556	3,855
Other CRE - non-owner occupied	6,365	5,974
Residential	13,078	13,287
Residential - EBO	1,171	1,223
Construction and land development	4,746	4,862
Other	150	161
Total loans HFI	50,700	50,297
Allowance for credit losses	(340)	(337)
Total loans HFI, net of allowance	$50,360	$49,960
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $102 million and $108 million reduced the carrying value of loans as of March 31, 2024 and December 31, 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $175 million and $177 million increased the carrying value of loans as of March 31, 2024 and December 31, 2023, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	March 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—
Tech & innovation	34	28	62	—
Other commercial and industrial	15	20	35	6
CRE - owner occupied	8	2	10	—
Hotel franchise finance	—	12	12	—
Other CRE - non-owner occupied	174	1	175	—
Residential	—	79	79	—
Residential - EBO	—	—	—	349
Construction and land development	19	1	20	—
Other	1	—	1	—
Total	$251	$148	$399	$355
Loans contractually delinquent by 90 days or more and still accruing totaled $355 million at March 31, 2024 and primarily consisted of government guaranteed EBO residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $4.9 million and $0.8 million for the three months ended March 31, 2024 and 2023.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$6,915	$—	$—	$—	$—	$6,915
Municipal & nonprofit	1,622	—	—	—	—	1,622
Tech & innovation	2,941	—	—	—	—	2,941
Equity fund resources	695	—	—	—	—	695
Other commercial and industrial	7,743	5	—	6	11	7,754
CRE - owner occupied	1,706	—	1	—	1	1,707
Hotel franchise finance	3,556	—	—	—	—	3,556
Other CRE - non-owner occupied	6,339	26	—	—	26	6,365
Residential	13,002	66	10	—	76	13,078
Residential - EBO	598	138	86	349	573	1,171
Construction and land development	4,741	5	—	—	5	4,746
Other	147	3	—	—	3	150
Total loans	$50,005	$243	$97	$355	$695	$50,700

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$6,618	$—	$—	$—	$—	$6,618
Municipal & nonprofit	1,554	—	—	—	—	1,554
Tech & innovation	2,808	—	—	—	—	2,808
Equity fund resources	845	—	—	—	—	845
Other commercial and industrial	7,439	13	—	—	13	7,452
CRE - owner occupied	1,627	—	31	—	31	1,658
Hotel franchise finance	3,824	15	16	—	31	3,855
Other CRE - non-owner occupied	5,974	—	—	—	—	5,974
Residential	13,199	68	20	—	88	13,287
Residential - EBO	545	173	106	399	678	1,223
Construction and land development	4,820	—	—	42	42	4,862
Other	160	1	—	—	1	161
Total loans	$49,413	$270	$173	$441	$884	$50,297

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Warehouse lending
Pass	$17	$550	$338	$7	$285	$—	$5,695	$6,892
Special mention	—	—	23	—	—	—	—	23
Classified	—	—	—	—	—	—	—	—
Total	$17	$550	$361	$7	$285	$—	$5,695	$6,915
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$59	$113	$200	$166	$168	$893	$—	$1,599
Special mention	—	—	7	—	11	—	—	18
Classified	—	—	—	—	—	5	—	5
Total	$59	$113	$207	$166	$179	$898	$—	$1,622
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$256	$756	$650	$171	$25	$101	$815	$2,774
Special mention	—	9	30	10	—	—	8	57
Classified	—	13	50	1	5	—	41	110
Total	$256	$778	$730	$182	$30	$101	$864	$2,941
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Equity fund resources
Pass	$19	$78	$92	$40	$2	$—	$463	$694
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	1	—	—	1
Total	$19	$78	$92	$40	$3	$—	$463	$695
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$570	$1,533	$1,348	$503	$153	$236	$3,242	$7,585
Special mention	—	—	1	—	—	1	—	2
Classified	1	88	24	48	1	4	1	167
Total	$571	$1,621	$1,373	$551	$154	$241	$3,243	$7,754
Current period gross charge-offs	$—	$—	$0.1	$2.0	$—	$0.1	$0.1	$2.3

CRE - owner occupied
Pass	$35	$180	$377	$320	$155	$551	$40	$1,658
Special mention	—	—	2	—	—	—	—	2
Classified	—	2	1	4	1	39	—	47
Total	$35	$182	$380	$324	$156	$590	$40	$1,707
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$97	$563	$1,449	$474	$94	$571	$132	$3,380
Special mention	—	34	—	67	—	—	—	101
Classified	—	—	—	20	—	55	—	75
Total	$97	$597	$1,449	$561	$94	$626	$132	$3,556
Current period gross charge-offs	$—	$—	$—	$1.4	$—	$1.5	$—	$2.9

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$452	$1,678	$1,862	$780	$413	$346	$446	$5,977
Special mention	—	94	49	—	40	—	—	183
Classified	—	98	—	93	1	13	—	205
Total	$452	$1,870	$1,911	$873	$454	$359	$446	$6,365
Current period gross charge-offs	$—	$—	$—	$5.0	$—	$—	$—	$5.0

Residential
Pass	$78	$278	$3,513	$7,890	$805	$458	$23	$13,045
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	32	35	5	7	—	79
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(46)
Total	$78	$278	$3,545	$7,925	$810	$465	$23	$13,078
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$—	$11	$17	$220	$513	$410	$—	$1,171
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$11	$17	$220	$513	$410	$—	$1,171
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$68	$906	$2,085	$325	$11	$—	$1,276	$4,671
Special mention	—	—	5	—	—	—	—	5
Classified	—	—	19	—	51	—	—	70
Total	$68	$906	$2,109	$325	$62	$—	$1,276	$4,746
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$2	$1	$10	$2	$11	$68	$52	$146
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	1	—	1
Total	$2	$1	$10	$2	$11	$72	$52	$150
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total by Risk Category
Pass	$1,653	$6,647	$11,941	$10,898	$2,635	$3,634	$12,184	$49,592
Special mention	—	137	117	77	51	4	8	394
Classified	1	201	126	201	65	124	42	760
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(46)
Total	$1,654	$6,985	$12,184	$11,176	$2,751	$3,762	$12,234	$50,700
Current period gross charge-offs	$—	$—	$0.1	$8.4	$—	$1.6	$0.1	$10.2

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023 and gross charge-offs for the three months ended March 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$582	$323	$7	$289	$—	$—	$5,391	$6,592
Special mention	—	—	—	—	—	—	26	26
Classified	—	—	—	—	—	—	—	—
Total	$582	$323	$7	$289	$—	$—	$5,417	$6,618
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$102	$167	$176	$169	$68	$848	$—	$1,530
Special mention	—	7	—	11	—	—	—	18
Classified	—	—	—	—	6	—	—	6
Total	$102	$174	$176	$180	$74	$848	$—	$1,554
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$758	$774	$206	$22	$66	$38	$816	$2,680
Special mention	5	30	12	—	—	—	1	48
Classified	15	52	1	5	—	—	7	80
Total	$778	$856	$219	$27	$66	$38	$824	$2,808
Current period gross charge-offs	$1.8	$—	$—	$—	$—	$—	$—	$1.8

Equity fund resources
Pass	$154	$62	$21	$3	$1	$—	$604	$845
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$154	$62	$21	$3	$1	$—	$604	$845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,610	$1,454	$559	$185	$77	$196	$3,186	$7,267
Special mention	90	1	1	—	—	—	1	93
Classified	1	25	59	2	4	—	1	92
Total	$1,701	$1,480	$619	$187	$81	$196	$3,188	$7,452
Current period gross charge-offs	$—	$—	$5.9	$1.2	$—	$0.1	$0.1	$7.3

CRE - owner occupied
Pass	$165	$344	$322	$163	$132	$444	$40	$1,610
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	4	1	1	38	—	47
Total	$167	$345	$326	$164	$133	$483	$40	$1,658
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$593	$1,535	$566	$95	$419	$165	$132	$3,505
Special mention	34	—	66	—	35	68	—	203
Classified	24	8	48	—	43	24	—	147
Total	$651	$1,543	$680	$95	$497	$257	$132	$3,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other CRE - non-owner occupied
Pass	$1,832	$1,784	$754	$457	$166	$206	$387	$5,586
Special mention	164	—	16	43	28	—	—	251
Classified	28	—	93	1	14	1	—	137
Total	$2,024	$1,784	$863	$501	$208	$207	$387	$5,974
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023 and gross charge-offs for the three months ended March 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Residential
Pass	$324	$3,573	$7,985	$819	$270	$207	$20	$13,198
Special mention	—	—	—	—	—	—	—	—
Classified	1	26	33	4	4	2	—	70
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$325	$3,599	$8,018	$823	$274	$209	$20	$13,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$2	$8	$227	$534	$231	$221	$—	$1,223
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$8	$227	$534	$231	$221	$—	$1,223
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$1,013	$2,231	$385	$10	$—	$—	$1,151	$4,790
Special mention	—	—	—	—	—	—	—	—
Classified	1	19	—	52	—	—	—	72
Total	$1,014	$2,250	$385	$62	$—	$—	$1,151	$4,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$4	$10	$3	$11	$3	$62	$66	$159
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	1	—	1
Total	$4	$10	$3	$11	$3	$64	$66	$161
Current period gross charge-offs	$—	$0.1	$—	$—	$—	$—	$—	$0.1

Total by Risk Category
Pass	$7,139	$12,265	$11,211	$2,757	$1,433	$2,387	$11,793	$48,985
Special mention	293	38	95	54	63	70	28	641
Classified	72	131	238	65	72	66	8	652
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$7,504	$12,434	$11,544	$2,876	$1,568	$2,523	$11,829	$50,297
Current period gross charge-offs	$1.8	$0.1	$5.9	$1.2	$—	$0.1	$0.1	$9.2
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present loan modifications during the period to borrowers experiencing financial difficulty:

	Amortized Cost Basis at March 31, 2024
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$30	$30	1.0%
Other commercial and industrial	—	8	—	8	0.1
CRE - owner occupied	—	31	—	31	1.8
Construction and land development	—	39	—	39	0.8
Total	$—	$78	$30	$108	0.2%

	Amortized Cost Basis at March 31, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Hotel franchise finance	—	18	—	18	0.5%
Residential	—	—	1	1	0.0%
Total	$2	$18	$6	$26	0.1%
The performance of these modified loans is monitored for 12 months following the modification. As of March 31, 2024, modified loans of $129 million were current with contractual payments and $129 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three months ended March 31, 2024 and 2023, the Company completed modifications of EBO loans with an amortized cost of $90 million and $57 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of March 31, 2024, modified EBO loans consisted of $38 million in loans that were current to 89 days delinquent and $12 million in loans greater than 90 days delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans greater than 90 days delinquent.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2024			December 31, 2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—	$6	$6
Tech & innovation	—	35	35	—	—	—
Other commercial and industrial	—	26	26	—	29	29
CRE - owner occupied	42	—	42	43	—	43
Hotel franchise finance	63	—	63	104	—	104
Other CRE - non-owner occupied	204	—	204	136	—	136
Construction and land development	69	—	69	71	—	71
Total	$378	$66	$444	$354	$35	$389
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2024.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of March 31, 2024.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended March 31, 2024
	Balance, December 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2024
	(in millions)
Warehouse lending	$5.8	$1.5	$—	$—	$7.3
Municipal & nonprofit	14.7	(0.8)	—	—	13.9
Tech & innovation	42.1	5.9	—	—	48.0
Equity fund resources	1.3	(0.1)	—	—	1.2
Other commercial and industrial	81.4	(12.4)	2.3	(0.4)	67.1
CRE - owner occupied	6.0	0.2	—	—	6.2
Hotel franchise finance	33.4	5.3	2.9	—	35.8
Other CRE - non-owner occupied	96.0	13.7	5.0	—	104.7
Residential	23.1	(1.0)	—	—	22.1
Residential - EBO	—	—	—	—	—
Construction and land development	30.4	1.5	—	—	31.9
Other	2.5	(0.4)	—	—	2.1
Total	$336.7	$13.4	$10.2	$(0.4)	$340.3

	Three Months Ended March 31, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2023
	(in millions)
Warehouse lending	$8.4	$(1.8)	$—	$—	$6.6
Municipal & nonprofit	15.9	2.5	—	—	18.4
Tech & innovation	30.8	7.4	1.8	—	36.4
Equity fund resources	6.4	(3.1)	—	—	3.3
Other commercial and industrial	85.9	(30.7)	7.3	(3.2)	51.1
CRE - owner occupied	7.1	1.5	—	—	8.6
Hotel franchise finance	46.9	0.8	—	—	47.7
Other CRE - non-owner occupied	47.4	19.0	—	—	66.4
Residential	30.4	1.3	—	—	31.7
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	4.1	—	—	31.5
Other	3.1	—	0.1	—	3.0
Total	$309.7	$1.0	$9.2	$(3.2)	$304.7
Accrued interest receivable of $278 million and $281 million at March 31, 2024 and December 31, 2023, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $3 million and $4 million as of March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$31.6	$47.0
Provision for (Recovery of) credit losses	1.5	(2.2)
Balance, end of period	$33.1	$44.8
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	March 31, 2024
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$6,915	$—	$6,915	$7.3	$—	$7.3
Municipal & nonprofit	1,617	5	1,622	13.2	0.7	13.9
Tech & innovation	2,832	109	2,941	40.8	7.2	48.0
Equity fund resources	695	—	695	1.2	—	1.2
Other commercial and industrial	7,591	163	7,754	62.5	4.6	67.1
CRE - owner occupied	1,664	43	1,707	6.2	—	6.2
Hotel franchise finance	3,481	75	3,556	35.4	0.4	35.8
Other CRE - non-owner occupied	6,161	204	6,365	104.7	—	104.7
Residential	13,078	—	13,078	22.1	—	22.1
Residential EBO	1,171	—	1,171	—	—	—
Construction and land development	4,676	70	4,746	31.9	—	31.9
Other	149	1	150	2.1	—	2.1
Total	$50,030	$670	$50,700	$327.4	$12.9	$340.3

	December 31, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$6,618	$—	$6,618	$5.8	$—	$5.8
Municipal & nonprofit	1,548	6	1,554	13.7	1.0	14.7
Tech & innovation	2,729	79	2,808	38.3	3.8	42.1
Equity fund resources	845	—	845	1.3	—	1.3
Other commercial and industrial	7,362	90	7,452	64.6	16.8	81.4
CRE - owner occupied	1,613	45	1,658	6.0	—	6.0
Hotel franchise finance	3,708	147	3,855	33.4	—	33.4
Other CRE - non-owner occupied	5,838	136	5,974	96.0	—	96.0
Residential	13,287	—	13,287	23.1	—	23.1
Residential EBO	1,223	—	1,223	—	—	—
Construction and land development	4,791	71	4,862	30.4	—	30.4
Other	161	—	161	2.5	—	2.5
Total	$49,723	$574	$50,297	$315.1	$21.6	$336.7

Loan Purchases and Sales
During the three months ended March 31, 2024 and 2023, loan purchases totaled $389 million and $511 million, respectively, and consisted primarily of commercial and industrial and residential loans. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024, the Company sold loans with a carrying value of approximately $148 million and recognized a charge-off of $1.4 million and a net loss of $4.9 million on these loan sales. During the three months ended March 31, 2023, the Company transferred $6.9 billion of loans HFI (primarily commercial and industrial loans) to HFS and sold $915 million of those loans. The Company recognized a net loss of $140.8 million on these loan transfers and sales during the three months ended March 31, 2023.
5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$1,124	$1,148
Additions from loans sold with servicing rights retained	189	142
Carrying value of MSRs sold	(156)	(350)
Change in fair value	60	(8)
Mark to market adjustments	—	3
Realization of cash flows	(39)	(25)
Balance, end of period	$1,178	$910

Unpaid principal balance of mortgage loans serviced for others	$65,620	$58,466
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three months ended March 31, 2024, MSR sales had an aggregate net sales price of $156 million and the UPB of loans underlying these sales totaled $10.8 billion. During the three months ended March 31, 2023, MSR sales had an aggregate net sales price of $350 million and the UPB of loans underlying these sales totaled $19.5 billion. As of March 31, 2024 and December 31, 2023, the Company had a remaining receivable balance of $34 million and $41 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $67.0 million for the three months ended March 31, 2024 and $62.9 million for the three months ended March 31, 2023, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of March 31, 2024 and December 31, 2023, net servicing advances totaled $67 million and $87 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

March 31, 2024
(in millions)
Fair value of mortgage servicing rights	$1,178
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(65)
Favorable change	57
Discount rate change of 50 basis points
Increase	(23)
Decrease	24
Conditional prepayment rate change of 1%
Increase	(33)
Decrease	36
Cost to service change of 10%
Increase	(14)
Decrease	14
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

6. DEPOSITS
The table below summarizes deposits by type:

	March 31, 2024	December 31, 2023
	(in millions)
Non-interest-bearing demand deposits	$18,399	$14,520
Interest-bearing transaction accounts	16,965	15,916
Savings and money market accounts	16,194	14,791
Time certificates of deposit ($250,000 or more)	1,683	1,478
Other time deposits (1)	8,987	8,628
Total deposits	$62,228	$55,333
(1)    Retail brokered time deposits over $250,000 of $5.7 billion and $5.8 billion as of March 31, 2024 and December 31, 2023, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
A summary of the contractual maturities for all time deposits as of March 31, 2024 is as follows:

(in millions)
2024	$8,311
2025	2,328
2026	26
2027	3
2028	1
Thereafter	1
Total	$10,670

Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At March 31, 2024 and December 31, 2023, the Company held wholesale brokered deposits of $6.5 billion and $6.6 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At March 31, 2024, the Company had $14.5 billion of reciprocal deposits, compared to $13.3 billion at December 31, 2023.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $22.2 billion and $17.8 billion at March 31, 2024 and December 31, 2023, respectively. The Company incurred $131.2 million and $85.6 million in deposit related costs on these deposits during the three months ended March 31, 2024 and 2023, respectively. These costs are reported as Deposit costs in non-interest expense.

7. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	March 31, 2024	December 31, 2023
	(in millions)
Short-Term:
Federal funds purchased	$—	$175
FHLB advances	5,750	6,200
Repurchase agreements	8	382
Secured borrowings	22	27
Total short-term borrowings	$5,780	$6,784
Long-Term:
Credit linked notes, net	441	446
Total long-term borrowings	$441	$446

Total other borrowings	$6,221	$7,230
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $839 million as of March 31, 2024, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of March 31, 2024 and December 31, 2023, the Company had additional available credit with the FHLB of approximately $8.0 billion and $6.1 billion respectively. The weighted average rate on FHLB advances was 5.66% and 5.67% as of March 31, 2024 and December 31, 2023, respectively.
Repurchase Agreements
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
As of March 31, 2024, the Company had access to approximately $2.3 billion in uncommitted warehouse funding, of which no amounts were drawn. As of December 31, 2023, there were $376 million in warehouse borrowings outstanding at a weighted average borrowing rate of 6.72%.
Other repurchase facilities include EBO loan and customer repurchase agreements. The total carrying value of these repurchase agreements was $8 million and $6 million as of March 31, 2024 and December 31, 2023, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.58% and 6.10% as of March 31, 2024 and December 31, 2023, respectively.

Long-Term Borrowings
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
The Company's outstanding credit linked note issuances are detailed in the tables below:

March 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$89	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	177	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	189	2
Total				$455	$7

December 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$90	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	179	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	191	3
Total				$460	$8
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.8 billion as of March 31, 2024 and December 31, 2023.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.5 billion and $3.6 billion as of March 31, 2024 and December 31, 2023, respectively.
(3)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.7 billion and $3.8 billion as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2023, the Company recognized a gain on extinguishment of debt of $12.7 million related to the payoff or paydown of credit linked notes on its warehouse and equity fund resource loans.

8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

March 31, 2024
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
The carrying value of all subordinated debt issuances totaled $818 million at March 31, 2024 and December 31, 2023.
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
The carrying value of junior subordinated debt was $78 million and $77 million as of March 31, 2024 and December 31, 2023, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of March 31, 2024 and December 31, 2023 was 7.90% and 7.93%, respectively.
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

9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors have generally vested over six months, with the 2024 grants vesting over 1 year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2024 and 2023 was $44.8 million and $44.5 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2024, the Company recognized $12.1 million, in stock-based compensation expense related to employee and WAL director stock grants, compared to $8.5 million for the three months ended March 31, 2023.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves a specified cumulative EPS target and a TSR performance measure over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target and relative TSR performance factor that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $1.0 million, compared to a $2.5 million net reversal for such units during the three months ended March 31, 2023 due to revised performance expectations.
The three-year performance period for the 2021 grant ended on December 31, 2023, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares vested at 168% of the target award under the terms of the grant. As a result, 129,942 shares became fully vested and were distributed to executive management in the first quarter of 2024.
The three-year performance period for the 2020 grant ended on December 31, 2022, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares vested at 180% of the target award under the terms of the grant. As a result, 157,784 shares became fully vested and distributed to executive management in the first quarter of 2023.
Cash Settled Restricted Stock Units
In 2024, the Company began granting cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three months ended March 31, 2024, the Company recognized compensation expense of $0.1 million related to these awards. There were no such awards outstanding during the three months ended March 31, 2023.
Preferred Stock
The Company has 12,000,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During the three months ended March 31, 2024 and 2023, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
During the three months ended March 31, 2024 and 2023, the Company had no sales under the ATM program. Sales under the ATM program are made pursuant to a prospectus dated May 14, 2021 and prospectus supplements filed with the SEC in an offering of shares from the Company's shelf registration statement on Form S-3 (No. 333-256120). As of March 31, 2024, the remaining number of shares that can be sold under this agreement totaled 1,107,769.

Cash Dividend on Common Shares
During the three months ended March 31, 2024, the Company declared and paid a quarterly cash dividend of $0.37 per share, for a total dividend payment to stockholders of $40.7 million. During the three months ended March 31, 2023, the Company declared and paid a quarterly cash dividend of $0.36 per share for a total dividend payment to stockholders of $39.4 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2024, the Company purchased treasury shares of 122,597 at a weighted average price of $61.55 per share. During the three months ended March 31, 2023, the Company purchased treasury shares of 143,404, at a weighted average price of $74.70 per share.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
Other comprehensive loss before reclassifications	(44.9)	—	(0.5)	—	(45.4)
Amounts reclassified from AOCI	0.7	—	—	—	0.7
Net current-period other comprehensive loss	(44.2)	—	(0.5)	—	(44.7)
Balance, March 31, 2024	$(560.8)	$(0.3)	$2.3	$1.2	$(557.6)

Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive income (loss) before reclassifications	60.1	—	(1.1)	—	59.0
Amounts reclassified from AOCI	9.3	—	—	1.2	10.5
Net current-period other comprehensive income (loss)	69.4	—	(1.1)	1.2	69.5
Balance, March 31, 2023	$(594.3)	$(0.3)	$1.9	$1.2	$(591.5)

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
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets, whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount.
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and is being amortized over the remaining term. At March 31, 2024, the remaining cumulative basis adjustment on the terminated last-of-layer hedges totaled $6 million.
Derivatives Not Designated in Hedge Relationships
Management enters into certain contracts and agreements, including foreign exchange derivative contracts, back-to-back interest rate contracts, risk participation agreements and equity warrants, which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. The Company's back-to-back interest rate contracts are used to allow customers to manage long-term interest rate risk. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure.
The Company also uses derivative financial instruments to manage exposure to interest rate risk within its mortgage banking business related to IRLCs and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward sale commitments, interest rate futures and interest rate swaps.
Risk participation agreements are entered into with lead banks in certain loan syndications to share in the risk of default on interest rate swaps on participated loans. Equity warrants represent the right to buy shares in a company at a specified price and are acquired by the Company primarily in connection with negotiating credit facilities and certain other services to private, venture-backed companies in the technology industry.

Fair Value Hedges
As of March 31, 2024 and December 31, 2023, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	March 31, 2024		December 31, 2023
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$3,857	$66	$3,875	$(6)
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)As of March 31, 2024, included portfolio layer method derivative instruments with $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $6.6 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $(46) million.
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

	Three Months Ended March 31,
	2024		2023
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$72.0	$(72.5)	$(4.3)	$4.3
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $3.0 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three months ended March 31, 2024 and 2023.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of March 31, 2024, December 31, 2023, and March 31, 2023. The change in the notional amounts of these derivatives from March 31, 2023 to March 31, 2024 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	March 31, 2024			December 31, 2023			March 31, 2023
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$3,884	$67	$—	$3,895	$19	$24	$470	$14	$1
Total	$3,884	$67	$—	$3,895	$19	$24	$470	$14	$1

Derivatives not designated as hedging instruments:
Foreign currency contracts	$165	$1	$1	$135	$1	$1	$189	$2	$1
Forward purchase contracts	5,590	13	2	5,544	26	—	7,814	34	5
Forward sales contracts	8,380	4	28	7,626	1	55	9,702	3	64
Futures purchase contracts (1), (2)	124	—	—	124	—	—	—	—	—
Futures sales contracts (1), (2)	9,996	—	—	10,906	—	—	9,710	—	—
Interest rate lock commitments	1,810	10	1	1,822	18	—	1,557	14	1
Interest rate contracts	3,890	20	21	3,628	19	20	1,983	5	6
Risk participation agreements	75	—	—	72	—	—	51	—	—
Equity warrants	57	18	—	55	4	—	50	3	—
Total	$30,087	$66	$53	$29,912	$69	$76	$31,056	$61	$77
Margin		139	8		202	(9)		5	(14)
Total, including margin	$30,087	$205	$61	$29,912	$271	$67	$31,056	$66	$63
(1)The Company enters into futures purchase and sales contracts that are subject to daily remargining and almost all of which are based on three-month SOFR to hedge against its MSR valuation exposure. The notional amount on these contracts is substantial as these contracts have a short duration and are intended to cover the longer duration of MSR hedges.
(2)The notional amounts previously reported for March 31, 2023 have been adjusted to account for the impact of offsetting contracts. To close a futures contract prior to settlement, the Company purchases an offsetting future with the same terms as the original contract and these contracts no longer require settlement.

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	March 31, 2024			December 31, 2023			March 31, 2023
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$—	$—	$—	$—	$—	$—
Forward purchase contracts	13	—	13	26	—	26	30	—	30
Forward sales contracts	4	—	4	1	—	1	3	—	3
Interest rate contracts	84	—	84	31	—	31	14	—	14
Margin	139	—	139	202	—	202	5	—	5
Netting	—	(33)	(33)	—	(67)	(67)	—	(38)	(38)
	$241	$(33)	$208	$260	$(67)	$193	$52	$(38)	$14
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$(1)	$—	$(1)	$—	$—	$—
Forward purchase contracts	(2)	—	(2)	—	—	—	(4)	—	(4)
Forward sales contracts	(27)	—	(27)	(55)	—	(55)	(52)	—	(52)
Interest rate contracts	(2)	—	(2)	(31)	—	(31)	(1)	—	(1)
Margin	(8)	—	(8)	9	—	9	14	—	14
Netting	—	33	33	—	67	67	—	38	38
	$(40)	$33	$(7)	$(78)	$67	$(11)	$(43)	$38	$(5)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$—	$—	$—	$1	$—	$1	$2	$—	$2
Forward purchase contracts	—	—	—	—		—	4	—	4
Interest rate lock commitments	10	—	10	18	—	18	14	—	14
Interest rate contracts	3	—	3	7	—	7	5	—	5
Equity warrants	18	—	18	4	—	4	3	—	3
	$31	$—	$31	$30	$—	$30	$28	$—	$28
Liabilities
Foreign currency contracts	$—	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Forward purchase contracts	—	—	—	—	—	—	(1)	—	(1)
Forward sales contracts	(1)	—	(1)	—	—	—	(12)	—	(12)
Interest rate lock commitments	(1)	—	(1)	—	—	—	(1)	—	(1)
Interest rate contracts	(19)	—	(19)	(13)	—	(13)	(6)	—	(6)
	$(21)	$—	$(21)	$(13)	$—	$(13)	$(21)	$—	$(21)
Total derivatives and margin
Assets	$272	$(33)	$239	$290	$(67)	$223	$80	$(38)	$42
Liabilities	$(61)	$33	$(28)	$(91)	$67	$(24)	$(64)	$38	$(26)

The following table summarizes the net gain (loss) on derivatives included in income:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(8.1)	$11.5
Forward contracts	16.7	(36.8)
Interest rate swaps	(2.2)	1.2
Other contracts	0.7	(0.5)
Total gain (loss)	$7.1	$(24.6)
Net loan servicing revenue:
Forward contracts	$(16.3)	$(1.6)
Futures contracts	10.7	(4.0)
Interest rate swaps	(36.3)	19.0
Total (loss) gain	$(41.9)	$13.4
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At March 31, 2024, December 31, 2023, and March 31, 2023 collateral pledged by the Company to counterparties for its derivatives totaled $146 million, $216 million, and $33 million, respectively.
12. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Weighted average shares - basic	108.5	108.1
Dilutive effect of stock awards	0.5	0.2
Weighted average shares - diluted	109.0	108.3
Net income available to common stockholders	$174.2	$139.0

Earnings per Common Share:
Basic	$1.61	$1.29
Diluted	1.60	1.28

13. INCOME TAXES
The Company's effective tax rate was 23.5% and 23.0% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily due to an increase in nondeductible insurance premiums and shortfalls from stock compensation expense in 2024.
As of March 31, 2024, the net DTA balance totaled $300 million, an increase of $13 million from $287 million at December 31, 2023. This overall increase in the net DTA was primarily the result of a decrease in the fair market value of AFS securities.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $300 million at March 31, 2024 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2024 and December 31, 2023, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $553 million and $573 million as of March 31, 2024 and December 31, 2023, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $308 million and $322 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, $18.6 million and $11.3 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $937 at March 31, 2024 and $989 at December 31, 2023	$13,106	$13,291
Credit card commitments and financial guarantees	427	418
Letters of credit, including unsecured letters of credit of $6 at March 31, 2024 and $4 at December 31, 2023	238	222
Total	$13,771	$13,931
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $33 million and $32 million as of March 31, 2024 and December 31, 2023, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $38 million and $32 million as of March 31, 2024 and December 31, 2023, respectively.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 39% and 38% of the Company's HFI loan portfolio as of March 31, 2024 and December 31, 2023, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of March 31, 2024 and December 31, 2023, CRE related loans accounted for approximately 32% and 33% of total loans, respectively. Approximately 16% of CRE loans, excluding construction and land loans, were owner-occupied as of March 31, 2024 and December 31, 2023. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of March 31, 2024 and December 31, 2023.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, and other offices. Operating lease costs totaled $7.0 million during the three months ended March 31, 2024, compared to $7.4 million for the three months ended March 31, 2023. Other lease costs, which include common area maintenance, parking, and taxes, and were included as occupancy expense, totaled $1.5 million during the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023.

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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Unrealized losses	$(0.7)	$(1.5)
Changes included in OCI, net of tax	(0.5)	(1.1)
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
Derivative financial instruments: Forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market prices, contracted selling prices, or a market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for estimated pull-through rates. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience. Equity warrants are measured using a Black-Scholes option pricing model based on contractual strike price, expected term, the risk-free interest rate, and volatility, adjusted for a lack of marketability. The volatility input is considered Level 3 as the underlying equity is not publicly traded and is determined using comparable publicly traded companies.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates it will pay the debt according to its contractual terms.
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2024	(in millions)
Assets:
Available-for-sale debt securities
U.S. Treasury securities	$7,011	$—	$—	$7,011
Residential MBS issued by GSEs	—	4,536	—	4,536
Private label residential MBS	—	1,091	—	1,091
Tax-exempt	—	849	—	849
Commercial MBS issued by GSEs	—	586	—	586
Corporate debt securities	—	367	—	367
Other	28	41	—	69
Total AFS debt securities	$7,039	$7,470	$—	$14,509
Equity securities
Preferred stock	$105	$—	$—	$105
CRA investments	25	—	—	25
Total equity securities	$130	$—	$—	$130
Loans HFS (2)	$—	$1,809	$3	$1,812
MSRs	—	—	1,178	1,178
Derivative assets (1)	—	105	28	133
Liabilities:
Junior subordinated debt (3)	$—	$—	$64	$64
Derivative liabilities (1)	—	52	1	53
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $66 million as of March 31, 2024 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $139 million and $8 million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023	(in millions)
Assets:
Available-for-sale debt securities
U.S. Treasury securities	$4,853	$—	$—	$4,853
Residential MBS issued by GSEs	—	1,972	—	1,972
CLO	—	1,399	—	1,399
Private label residential MBS	—	1,117	—	1,117
Tax-exempt	—	858	—	858
Commercial MBS issued by GSEs	—	530	—	530
Corporate debt securities	—	367	—	367
Other	28	41	—	69
Total AFS debt securities	$4,881	$6,284	$—	$11,165
Equity securities
Preferred stock	$100	$—	$—	$100
CRA investments	26	—	—	26
Total equity securities	$126	$—	$—	$126
Loans - HFS (2)	$—	$1,377	$3	$1,380
Mortgage servicing rights	—	—	1,124	1,124
Derivative assets (1)	—	66	22	88
Liabilities:
Junior subordinated debt (3)	$—	$—	$63	$63
Derivative liabilities (1)	—	100	—	100
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2024	2023
	(in millions)
Beginning balance	$(62.8)	$(62.5)
Change in fair value (1)	(0.7)	(1.5)
Ending balance	$(63.5)	$(64.0)
(1)Unrealized losses attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(0.5) million and $(1.1) million for three months ended March 31, 2024 and 2023, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$64	Discounted cash flow	Implied credit rating of the Company	8.73%

	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.92%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2024 and December 31, 2023 was the implied credit risk for the Company. As of March 31, 2024 and December 31, 2023,

the implied credit risk spread was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes.
As of March 31, 2024, the Company estimates the discount rate at 8.73%, which represents an implied credit spread of 3.43% plus three-month SOFR (5.30%). As of December 31, 2023, the Company estimated the discount rate at 8.92%, which was a 3.59% credit spread plus three-month SOFR (5.33%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended March 31, 2024
	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,124	$18
Purchases and additions	189	4,060
Sales and payments	(156)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(4,067)
Change in fair value	60	(1)
Realization of cash flows	(39)	—
Balance, end of period	$1,178	$10
Changes in unrealized gains for the period (2)	$46	$10

	Three Months Ended March 31, 2023
	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,148	$2
Purchases and additions	142	2,946
Sales and payments	(350)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(2,935)
Change in fair value	(8)	1
Mark to market adjustments	3	—
Realization of cash flows	(25)	—
Balance, end of period	$910	$14
Changes in unrealized gains for the period (2)	$(3)	$14
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.
The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		March 31, 2024
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	(43) - 297	213
	Conditional prepayment rate (1)	9.1% - 22.0%	16.1%
	Recapture rate	20.0% - 20.0%	20%
	Servicing fee rate (in basis points)	25.0 - 56.5	38.4
	Cost to service	$75 - $95	$86
IRLCs:	Servicing fee multiple	3.5 - 5.7	4.6
	Pull-through rate	68% - 100%	86%

		December 31, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	29 - 253	213
	Conditional prepayment rate (1)	9.5% - 23.9%	17.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	35.6
	Cost to service	$93 - $100	$95
IRLCs:	Servicing fee multiple	3.2 - 5.4	4.3
	Pull-through rate	68% - 100%	89%
(1)    Lifetime total prepayment speed annualized.

The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	March 31, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$1,812	$1,755	$57	$1,379	$1,319	$60
90 days or more delinquent	—	—	—	1	2	(1)
Total	$1,812	$1,755	$57	$1,380	$1,321	$59
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of March 31, 2024:
Loans HFI	$441	$—	$—	$441
Other assets acquired through foreclosure	8	—	—	8
As of December 31, 2023:
Loans HFI	$379	$—	$—	$379
Other assets acquired through foreclosure	8	—	—	8
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2024	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$441	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$379	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $441 million and $379 million at March 31, 2024 and December 31, 2023, respectively, net of a specific ACL of $3 million and $10 million at March 31, 2024 and December 31, 2023, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $8 million of such assets at March 31, 2024 and December 31, 2023.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,461	$—	$1,253	$—	$1,253
AFS	14,509	7,039	7,470	—	14,509
Equity	130	130	—	—	130
Derivative assets (1)	133	—	105	28	133
Loans HFS	1,841	—	1,818	23	1,841
Loans HFI, net	50,360	—	—	47,245	47,245
Mortgage servicing rights	1,178	—	—	1,178	1,178
Accrued interest receivable	360	—	360	—	360
Financial liabilities:
Deposits	$62,228	$—	$62,263	$—	$62,263
Other borrowings	6,221	—	6,184	—	6,184
Qualifying debt	896	—	734	77	811
Derivative liabilities (1)	53	—	52	1	53
Accrued interest payable	168	—	168	—	168
(1)    Derivative assets and liabilities exclude margin of $139 million and $8 million, respectively.

	December 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,429	$—	$1,251	$—	$1,251
AFS	11,165	4,881	6,284	—	11,165
Equity securities	126	126	—	—	126
Derivative assets (1)	84	—	66	18	84
Loans HFS	1,402	—	1,379	23	1,402
Loans HFI, net	49,960	—	—	46,877	46,877
Mortgage servicing rights	1,124	—	—	1,124	1,124
Accrued interest receivable	370	—	370	—	370
Financial liabilities:
Deposits	$55,333	$—	$55,379	$—	$55,379
Other borrowings	7,230	—	7,192	—	7,192
Qualifying debt	895	—	734	76	810
Derivative liabilities (1)	100	—	100	—	100
Accrued interest payable	151	—	151	—	151
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
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to preclude an interest rate risk profile which does not conform to both management and BOD risk tolerances without BOD and ALCO approval. Interest rate risk is also evaluated at the Parent level, which is reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of letters of credit outstanding at March 31, 2024 and December 31, 2023 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at March 31, 2024 and December 31, 2023.

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
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 20% during the period. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2024:	(in millions)
Assets:
Cash, cash equivalents, and investments	$19,890	$12	$—	$19,878
Loans HFS	1,841	—	1,841	—
Loans HFI, net of deferred fees and costs	50,700	29,642	21,058	—
Less: allowance for credit losses	(340)	(287)	(53)	—
Net loans HFI	50,360	29,355	21,005	—
Other assets acquired through foreclosure, net	8	8	—	—
Goodwill and other intangible assets, net	666	291	375	—
Other assets	4,224	414	1,961	1,849
Total assets	$76,989	$30,080	$25,182	$21,727
Liabilities:
Deposits	$62,228	$25,146	$30,481	$6,601
Borrowings and qualifying debt	7,117	9	21	7,087
Other liabilities	1,472	139	421	912
Total liabilities	70,817	25,294	30,923	14,600
Allocated equity:	6,172	2,590	1,814	1,768
Total liabilities and stockholders' equity	$76,989	$27,884	$32,737	$16,368
Excess funds provided (used)	—	(2,196)	7,555	(5,359)

Income Statement:
Three Months Ended March 31, 2024:	(in millions)
Net interest income	$598.9	$288.8	$292.6	$17.5
Provision for (recovery of) credit losses	15.2	15.3	(0.4)	0.3
Net interest income after provision for credit losses	583.7	273.5	293.0	17.2
Non-interest income	129.9	26.1	95.7	8.1
Non-interest expense	481.8	156.0	295.9	29.9
Income before income taxes	231.8	143.6	92.8	(4.6)
Income tax expense (benefit)	54.4	33.7	21.8	(1.1)
Net income (loss)	$177.4	$109.9	$71.0	$(3.5)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2023:	(in millions)
Assets:
Cash, cash equivalents, and investments	$14,569	$13	$125	$14,431
Loans held for sale	1,402	—	1,402	—
Loans, net of deferred fees and costs	50,297	29,136	21,161	—
Less: allowance for credit losses	(337)	(284)	(53)	—
Total loans	49,960	28,852	21,108	—
Other assets acquired through foreclosure, net	8	8	—	—
Goodwill and other intangible assets, net	669	292	377	—
Other assets	4,254	390	1,826	2,038
Total assets	$70,862	$29,555	$24,838	$16,469
Liabilities:
Deposits	$55,333	$23,897	$24,925	$6,511
Borrowings and qualifying debt	8,125	7	402	7,716
Other liabilities	1,326	109	338	879
Total liabilities	64,784	24,013	25,665	15,106
Allocated equity:	6,078	2,555	1,790	1,733
Total liabilities and stockholders' equity	$70,862	$26,568	$27,455	$16,839
Excess funds provided (used)	—	(2,987)	2,617	370

Income Statements:
Three Months Ended March 31, 2023:	(in millions)
Net interest income	$609.9	$389.4	$199.3	$21.2
Provision for (recovery of) credit losses	19.4	(2.7)	1.5	20.6
Net interest income after provision for credit losses	590.5	392.1	197.8	0.6
Non-interest income	(58.0)	(96.7)	51.0	(12.3)
Non-interest expense	347.9	136.0	192.0	19.9
Income (loss) before income taxes	184.6	159.4	56.8	(31.6)
Income tax expense (benefit)	42.4	38.5	12.8	(8.9)
Net income (loss)	$142.2	$120.9	$44.0	$(22.7)
17. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees. These revenues totaled $13.5 million and $14.0 million for the three months ended March 31, 2024 and 2023, respectively. The Company had no material unsatisfied performance obligations as of March 31, 2024 or December 31, 2023.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) adverse financial market and economic conditions, including the effects of any recession in the United States, the impact of the bank failures that occurred in 2023 and related adverse developments in the banking industry, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflicts in Ukraine and the Middle East; 2) changes in interest rates and increased rate competition; 3) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 4) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 5) exposure to natural and man-made disasters in markets that we operate and the impact of climate change and ESG practices on us and our customers; 6) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; 7) dependency on real estate and events that negatively impact the real estate market; 8) concentrations in certain business lines or product types within our loan portfolio; 9) residual risk retained by us on reference pools covered by credit linked notes; 10) exposure to environmental liabilities related to the properties to which we acquire title; 11) ability to compete in a highly competitive market; 12) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful; 13) uncertainty associated with digital payment initiatives; 14) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 15) ability to meet capital adequacy and liquidity requirements; 16) dependence on low-cost deposits; 17) risks related to representations and warranties made on third-party loan sales; 18) ability to borrow from the FHLB or the FRB; 19) a change in our creditworthiness; 20) information security breaches; 21) reliance on third parties to provide key components of our infrastructure; 22) perpetration of fraud; 23) ability to implement and improve our controls and processes to keep pace with growth; 24) the discontinuation of or substantial changes to interest rate benchmarks utilized in our lending, borrowing and hedging activities; 25) risk of operating in a highly regulated industry and our ability to remain in compliance; 26) ability to adapt to technological change; 27) failure to comply with state and federal banking agency laws and regulations; 28) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; and 29) risks related to ownership and price of our preferred and common stock; and 30) ability to continue to declare quarterly dividends.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and “Risk Factors” in Part II, Item 1A of this Form 10-Q. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Banking Industry and Market Developments
Banking Industry
In November 2023, the FDIC approved a final rule implementing a special assessment to recover losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base is equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. The special assessment will be collected over an eight-quarter collection period, at a quarterly rate of 3.36 basis points, with the first quarterly assessment period beginning on January 1, 2024. The amount of the total special assessment is subject to adjustment and will not be finalized by the FDIC until after termination of the receiverships. The Company recognized a charge of $17.6 million during the three months ended March 31, 2024 due to an adjustment of the loss estimate.
Market Developments
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 32% and 33% of total loans at March 31, 2024 and December 31, 2023, respectively. Approximately 16% of CRE loans, excluding construction and land loans, were owner occupied at March 31, 2024 and December 31, 2023 and approximately 5% were non-owner occupied office loans at March 31, 2024 and December 31, 2023. As elevated focus on the evolving industry dynamics facing the CRE market have emerged over the past year, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit growth of its CRE portfolio, as further discussed in “Item 1. Business, Lending Activities – Asset Quality” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. While the Company has not incurred significant charge-offs on its CRE portfolio to date, CRE market conditions may worsen, which could result in deterioration of asset quality in this portfolio.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including 24/7 funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome and digital payment services for the class action legal industry.
Financial Results Highlights for the First Quarter of 2024
•Net income available to common stockholders of $174.2 million, compared to $139.0 million for the first quarter 2023
•Diluted earnings per share of $1.60, compared to $1.28 per share for the first quarter 2023
•Net revenue of $728.8 million, compared to $551.9 million for the first quarter 2023, with non-interest expense of $481.8 million, compared to $347.9 million for the first quarter 2023
•PPNR of $247.0 million, up 21.1% from $204.0 million in the first quarter 20231
•Total loans HFI of $50.7 billion, up $403 million, or 0.8%, from December 31, 2023
•Total deposits of $62.2 billion, up $6.9 billion, or 12.5%, from December 31, 2023
•Stockholders' equity of $6.2 billion, an increase of $94 million from December 31, 2023
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.53% of total assets compared to 0.17% at March 31, 2023
•Annualized net loan charge-offs to average loans outstanding of 0.08%, compared to 0.05% for the first quarter 2023
•Net interest margin of 3.60%, decreased from 3.79% in the first quarter 2023
•Tangible common equity ratio of 6.8%, an increase compared to 6.5% at March 31, 20231
•Book value per common share of $53.33, an increase of 11.8% from $47.72 at March 31, 2023
•Tangible book value per share, net of tax, of $47.30, an increase of $5.74, or 13.8%, from $41.56 at March 31, 20231
•Efficiency ratio of 65.2% in the first quarter 2024, compared to 62.0% in the first quarter 20231
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2024.

1 See Non-GAAP Financial Measures section beginning on page 57.
As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2024	2024 Adjusted (1)	2023
	(in millions, except per share amounts)
Net income	$177.4	$190.9	$142.2
Net income available to common stockholders	174.2	187.7	139.0
Earnings per share - basic	1.61	1.73	1.29
Earnings per share - diluted	1.60	1.72	1.28
Return on average assets	0.98%	1.06%	0.81%
Return on average equity	11.5	12.4	10.3
Return on average tangible common equity (1)	13.4	14.5	12.2
Net interest margin	3.60		3.79
(1) See Non-GAAP Financial Measures section beginning on page 57.

	March 31, 2024	December 31, 2023
	(in millions)
Total assets	$76,989	$70,862
Loans HFS	1,841	1,402
Loans HFI, net of deferred fees and costs	50,700	50,297
Investment securities	16,100	12,720
Total deposits	62,228	55,333
Other borrowings	6,221	7,230
Qualifying debt	896	895
Stockholders' equity	6,172	6,078
Tangible common equity, net of tax (1)	5,213	5,116
(1) See Non-GAAP Financial Measures section beginning on page 57.
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

	March 31, 2024	December 31, 2023
	(dollars in millions)
Nonaccrual loans	$399	$273
Repossessed assets	8	8
Non-performing assets	542	418
Nonaccrual loans to funded loans	0.79%	0.54%
Nonaccrual and repossessed assets to total assets	0.53	0.40
Allowance for loan losses to funded loans	0.67	0.67
Allowance for credit losses to funded loans	0.74	0.73
Net charge-offs to average loans outstanding (1)	0.08	0.06
(1)Annualized on an actual/actual basis for the three months ended March 31, 2024. Actual year-to-date for the year ended December 31, 2023.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $77.0 billion at March 31, 2024 from $70.9 billion at December 31, 2023. The increase in total assets of $6.1 billion, or 8.6%, was driven by an increase in deposits, which contributed to an increase in investment securities of $3.4 billion and an increase in cash of $2.0 billion. Loans HFI increased by $403 million, or 0.8%, to $50.7 billion as of March 31, 2024, compared to $50.3 billion as of December 31, 2023. By loan type, commercial and industrial loans increased $646 million from December 31, 2023, partially offset by decreases in residential real estate and construction and land development loans of $154 million and $108 million, respectively. Loans HFS increased $439 million from $1.4 billion as of December 31, 2023 due to an increase in non-EBO and agency conforming loans.
Total deposits increased $6.9 billion, or 12.5%, to $62.2 billion as of March 31, 2024 from $55.3 billion as of December 31, 2023. By type, the increase in deposits from December 31, 2023 was driven by an increase of $3.9 billion in non-interest bearing demand deposits, $1.4 billion in savings and money market accounts, $1.0 billion in interest bearing demand deposits, and $564 million in certificates of deposit.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,055.0	$968.9	$86.1
Interest expense	456.1	359.0	97.1
Net interest income	598.9	609.9	(11.0)
Provision for credit losses	15.2	19.4	(4.2)
Net interest income after provision for credit losses	583.7	590.5	(6.8)
Non-interest income	129.9	(58.0)	187.9
Non-interest expense	481.8	347.9	133.9
Income before provision for income taxes	231.8	184.6	47.2
Income tax expense	54.4	42.4	12.0
Net income	177.4	142.2	35.2
Dividends on preferred stock	3.2	3.2	—
Net income available to common stockholders	$174.2	$139.0	$35.2
Earnings per share:
Basic	$1.61	$1.29	$0.32
Diluted	1.60	1.28	0.32

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Total non-interest income	$129.9	$(58.0)
Net interest income	598.9	609.9
Net revenue	$728.8	$551.9
Total non-interest expense	481.8	347.9
Pre-provision net revenue	$247.0	$204.0

Total non-interest expense	481.8	347.9
Adjusted for:
FDIC special assessment	17.6	—
Total non-interest expense, adjusted	$464.2	$347.9
Pre-provision net revenue, adjusted	$264.6	$204.0
Less:
Provision for credit losses	15.2	19.4
Income tax expense	54.4	42.4
FDIC Special Assessment	17.6	—
Net income	$177.4	$142.2
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Total non-interest expense	$481.8	$347.9
Total non-interest expense, adjusted	$464.2	$347.9
Divided by:
Total net interest income	598.9	609.9
Plus:
Tax equivalent interest adjustment	9.6	8.8
Total non-interest income	129.9	(58.0)
	$738.4	$560.7
Efficiency ratio - tax equivalent basis	65.2%	62.0%
Efficiency ratio - tax equivalent basis, adjusted	62.9	62.0

Net Income, Adjusted and Earnings Per Share, Adjusted
The following table shows the components used in the calculation of earnings per share for the three months ended March 31, 2024, adjusted to exclude the FDIC special assessment, which management believes is more comparable to historical earnings trends:

Three Months Ended March 31, 2024	(in millions, except per share amounts)
Net income	$177.4
Adjusted for:
FDIC special assessment	17.6
Tax effect of adjustments	(4.1)
Net income, adjusted	$190.9
Dividends on preferred stock	3.2
Net income available to common stockholders, adjusted	$187.7
FDIC special assessment	(17.6)
Tax effect of adjustments	4.1
Net income available to common stockholders	$174.2
Weighted average number of common shares outstanding:
Basic	108.5
Diluted	109.0
Earnings per share, adjusted:
Basic, adjusted	$1.73
Diluted, adjusted	1.72
Return on Average Equity, Adjusted and Return on Average Assets, Adjusted
The following table shows the components used in the calculation of return on average equity and return on average assets for the three months ended March 31, 2024, adjusted to exclude the FDIC special assessment, which management believes is more comparable to historical earnings trends:

Three Months Ended March 31, 2024	(dollars in millions)
Net income available to common stockholders, adjusted	$187.7
Divided by:
Average stockholders' equity	6,184
Return on average equity, adjusted	12.4%

Three Months Ended March 31, 2024	(dollars in millions)
Net income, adjusted	$190.9
Divided by:
Average assets	72,681
Return on average assets, adjusted	1.06%

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

	March 31, 2024	December 31, 2023
	(dollars and shares in millions)
Total stockholders' equity	$6,172	$6,078
Less:
Goodwill and intangible assets	666	669
Preferred stock	295	295
Total tangible common stockholders' equity	5,211	5,114
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$5,213	$5,116

Total assets	$76,989	$70,862
Less: goodwill and intangible assets, net	666	669
Tangible assets	76,323	70,193
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$76,325	$70,195

Tangible common equity ratio	6.8%	7.3%
Common shares outstanding	110.2	109.5
Book value per common share	$53.33	$52.81
Tangible book value per common share, net of tax	47.30	46.72

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Net income available to common stockholders	$174.2	$139.0
Divided by:
Average stockholders' equity	6,184	5,588
Less:
Average goodwill and intangible assets	668	679
Average preferred stock	295	295
Average tangible common equity	5,221	4,614
Return on average tangible common equity	13.4%	12.2%

Net income available to common stockholders, adjusted	$187.7	$139.0
Average tangible common equity	5,221	4,614
Return on average tangible common equity, adjusted	14.5%	12.2%

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. Accordingly, beginning in 2024, capital ratios and amounts include a 25% capital benefit that resulted from the increased ACL related to the adoption of ASC 326.

	March 31, 2024	December 31, 2023
	(dollars in millions)
Common equity tier 1:
Common equity	$5,890	$5,807
Less:
Non-qualifying goodwill and intangibles	655	658
Disallowed deferred tax asset	6	3
AOCI related adjustments	(560)	(516)
Unrealized gain on changes in fair value liabilities	2	3
Common equity tier 1	$5,787	$5,659
Divided by: Risk-weighted assets	$52,545	$52,517
Common equity tier 1 ratio	11.0%	10.8%

Common equity tier 1	$5,787	$5,659
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$6,163	$6,035
Divided by: Tangible average assets	$72,766	$70,295
Tier 1 leverage ratio	8.5%	8.6%

Total capital:
Tier 1 capital	$6,163	$6,035
Plus:
Subordinated debt	818	818
Adjusted allowances for credit losses	368	348
Tier 2 capital	1,186	1,166

Total capital	$7,349	$7,201
Total capital ratio	14.0%	13.7%

Classified assets to tier 1 capital plus allowance:
Classified assets	$781	$673
Divided by: Tier 1 capital	6,163	6,035
Plus: Adjusted allowances for credit losses	368	348
Total Tier 1 capital plus adjusted allowances for credit losses	$6,531	$6,383
Classified assets to tier 1 capital plus allowance	12.0%	10.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans held for sale	$2,416	$39.1	6.51%	$2,153	$31.3	5.90%
Loans held for investment:
Commercial and industrial	18,745	345.7	7.48	20,481	368.2	7.35
CRE - non-owner-occupied	9,468	185.1	7.87	9,520	169.4	7.22
CRE - owner-occupied	1,808	26.8	6.06	1,809	24.6	5.62
Construction and land development	4,922	117.1	9.57	4,230	93.3	8.94
Residential real estate	14,722	157.0	4.29	15,839	144.7	3.71
Consumer	61	1.1	7.28	73	1.2	6.82
Total loans HFI (1), (2), (3)	49,726	832.8	6.77	51,952	801.4	6.28
Securities:
Securities - taxable	10,717	121.1	4.54	6,658	75.2	4.58
Securities - tax-exempt	2,205	22.9	5.24	2,117	20.9	5.00
Total securities (1)	12,922	144.0	4.66	8,775	96.1	4.68
Cash and other	2,953	39.1	5.33	3,331	40.1	4.88
Total interest earning assets	68,017	1,055.0	6.29	66,211	968.9	5.99
Non-interest earning assets
Cash and due from banks	285			265
Allowance for credit losses	(349)			(315)
Bank owned life insurance	186			182
Other assets	4,542			4,931
Total assets	$72,681			$71,274
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$16,348	$122.0	3.00%	$10,534	$68.2	2.63%
Savings and money market accounts	15,247	129.9	3.43	18,066	115.5	2.59
Certificates of deposit	10,129	128.7	5.11	5,520	47.9	3.52
Total interest-bearing deposits	41,724	380.6	3.67	34,120	231.6	2.75
Short-term borrowings	3,715	53.8	5.82	7,288	87.5	4.87
Long-term debt	444	12.2	11.06	1,275	30.6	9.73
Qualifying debt	895	9.5	4.28	893	9.3	4.24
Total interest-bearing liabilities	46,778	456.1	3.92	43,576	359.0	3.34
Interest cost of funding earning assets			2.69			2.20
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	18,183			20,521
Other liabilities	1,536			1,589
Stockholders’ equity	6,184			5,588
Total liabilities and stockholders' equity	$72,681			$71,274
Net interest income and margin (4)		$598.9	3.60%		$609.9	3.79%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $9.6 million and $8.8 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Included in the yield computation are net loan fees of $33.1 million and $35.6 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2024 versus 2023
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans held for sale	$4.3	$3.5	$7.8
Loans:
Commercial and industrial	(32.0)	9.5	(22.5)
CRE - non-owner occupied	(1.0)	16.7	15.7
CRE - owner-occupied	—	2.2	2.2
Construction and land development	16.5	7.3	23.8
Residential real estate	(11.9)	24.2	12.3
Consumer	(0.2)	0.1	(0.1)
Total loans HFI	(28.6)	60.0	31.4
Securities:
Securities - taxable	45.9	—	45.9
Securities - tax-exempt	0.9	1.1	2.0
Total securities	46.8	1.1	47.9
Cash and other	(5.0)	4.0	(1.0)
Total interest income	17.5	68.6	86.1

Interest expense:
Interest-bearing transaction accounts	43.4	10.4	53.8
Savings and money market accounts	(24.0)	38.4	14.4
Certificates of deposit	58.6	22.2	80.8
Total deposits	78.0	71.0	149.0
Short-term borrowings	(51.7)	18.0	(33.7)
Long-term debt	(22.8)	4.4	(18.4)
Qualifying debt	—	0.2	0.2
Total interest expense	3.5	93.6	97.1

Net change	$14.0	$(25.0)	$(11.0)
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2024, interest income was $1.1 billion, an increase of $86.1 million, or 8.9%, compared to $968.9 million for the three months ended March 31, 2023. This increase was primarily the result of a $47.9 million increase in interest income from investment securities due to an increase in the average investment balance of $4.1 billion and a $31.4 million increase in interest income from loans HFI that was driven primarily by higher yields and partially offset by lower average HFI loan balances of $2.2 billion.
For the three months ended March 31, 2024, interest expense was $456.1 million, an increase of $97.1 million, compared to $359.0 million for the three months ended March 31, 2023. The increase in interest expense was due to an increase in interest expense on deposits of $149.0 million driven by a $7.6 billion increase in the average interest-bearing deposit balance and increased interest rates, partially offset by a $52.1 million decrease in interest expense on borrowings resulting from a decrease in average borrowing balances of $4.4 billion.
For the three months ended March 31, 2024, net interest income was $598.9 million, a decrease of $11.0 million, or 1.8%, compared to $609.9 million for the three months ended March 31, 2023. The decrease in net interest income was driven by the higher rate environment and reflects a $3.2 billion increase in average interest-bearing liabilities, partially offset by an increase in yields on interest-earning assets. The decrease in net interest margin of 19 basis points to 3.60% is largely the result of an increase in both the rates and balances of deposits, partially offset by higher yields on HFI loans and a decrease in borrowings compared to the same period in 2023.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended March 31, 2024, the Company recorded a provision for credit losses of $15.2 million, compared to $19.4 million for the three months ended March 31, 2023. The provision for credit losses for the three months ended March 31, 2024 is primarily reflective of loan growth, net charge-offs of $9.8 million, and a stable economic outlook.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(in millions)
Net loan servicing revenue	$46.4	$41.9	$4.5
Net gain on loan origination and sale activities	45.3	31.4	13.9
Income from equity investments	17.1	1.4	15.7
Service charges and fees	9.9	9.5	0.4
Commercial banking related income	6.5	6.2	0.3
Fair value gain (loss) adjustments, net	0.3	(147.8)	148.1
(Loss) gain on recovery from credit guarantees	(0.5)	3.3	(3.8)
Loss on sales of investment securities	(0.9)	(12.5)	11.6
Other income	5.8	8.6	(2.8)
Total non-interest income	$129.9	$(58.0)	$187.9
Total non-interest income for the three months ended March 31, 2024 compared to the same period in 2023 increased $187.9 million. The increase in non-interest income from the three months ended March 31, 2023 was primarily driven by a net fair value loss adjustment of $147.8 million recognized during the three months ended March 31, 2023 due to the Company's balance sheet repositioning in the prior year that did not reoccur. Also contributing to the increase in non-interest income was an increase in income from equity investments of $15.7 million and a net increase in mortgage banking income as net gain on loan origination and sale activities increased $13.9 million from higher production volume and spreads.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(in millions)
Salaries and employee benefits	$154.9	$148.9	$6.0
Deposit costs	137.0	86.9	50.1
Insurance	58.9	15.7	43.2
Data processing	36.0	26.4	9.6
Legal, professional, and directors' fees	30.1	23.1	7.0
Occupancy	17.5	16.5	1.0
Loan servicing expenses	15.0	13.8	1.2
Business development and marketing	5.5	5.2	0.3
Loan acquisition and origination expenses	4.8	4.4	0.4
Gain on extinguishment of debt	—	(12.7)	12.7
Other expense	22.1	19.7	2.4
Total non-interest expense	$481.8	$347.9	$133.9
Total non-interest expense for the three months ended March 31, 2024 increased $133.9 million compared to the same period in 2023. The increase in non-interest expense was primarily driven by an increase in deposit and insurance costs. The increase in deposit costs from the prior year relates primarily to higher average ECR balances and rates, while the increase in insurance costs is due to elevated insured and brokered deposit levels and a $17.6 million charge related to the FDIC special assessment.
Income Taxes
The Company's effective tax rate was 23.5% and 23.0% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily due to an increase in nondeductible insurance premiums and shortfalls from stock compensation expense in 2024.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2024	(in millions)
Loans HFI, net of deferred loan fees and costs	$50,700	$29,642	$21,058	$—
Deposits	62,228	25,146	30,481	6,601

At December 31, 2023
Loans HFI, net of deferred loan fees and costs	$50,297	$29,136	$21,161	$—
Deposits	55,333	23,897	24,925	6,511

Three Months Ended March 31, 2024	(in millions)
Pre-tax income (loss)	$231.8	$143.6	$92.8	$(4.6)

Three Months Ended March 31, 2023
Pre-tax income (loss)	$184.6	$159.4	$56.8	$(31.6)
BALANCE SHEET ANALYSIS
Total assets increased $6.1 billion to $77.0 billion at March 31, 2024, compared to $70.9 billion at December 31, 2023. The increase in total assets was driven by an increase in investment securities of $3.4 billion as well an increase in cash of $2.0 billion. Loans HFI increased by $403 million, or 0.8%, to $50.7 billion as of March 31, 2024, compared to $50.3 billion as of December 31, 2023. The increase in loans HFI from December 31, 2023 was driven by a $646 million increase in commercial and industrial loans from December 31, 2023, partially offset by decreases in residential real estate and construction and land development loans of $154 million and $108 million, respectively. Loans HFS increased $439 million from $1.4 billion as of December 31, 2023 due to an increase in non-EBO and agency conforming loans.
Total liabilities increased $6.0 billion to $70.8 billion at March 31, 2024, compared to $64.8 billion at December 31, 2023. The increase in liabilities is due primarily to an increase in total deposits of $6.9 billion, or 12.5%, to $62.2 billion. By type, the increase in deposits from December 31, 2023 was driven by increases of $3.9 billion in non-interest bearing demand deposits, $1.4 billion in savings and money market accounts, $1.0 billion in interest bearing demand deposits, and $564 million in certificates of deposit. Other borrowings decreased $1.0 billion from December 31, 2023 primarily due to a decrease in short-term borrowings.
Total stockholders’ equity of $6.2 billion at March 31, 2024 increased by $94 million, or 1.5%, from December 31, 2023. The increase in stockholders' equity is primarily a function of net income, offset by quarterly dividends to common and preferred stockholders, and unrealized fair value losses on AFS securities, recorded net of tax in other comprehensive income.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	March 31, 2024	December 31, 2023	Increase (Decrease)
	(in millions)
Debt securities
U.S. Treasury securities	$7,011	$4,853	$2,158
Residential MBS issued by GSEs	4,536	1,972	2,564
Tax-exempt	2,127	2,101	26
Private label residential MBS	1,274	1,303	(29)
Commercial MBS issued by GSEs	586	530	56
Corporate debt securities	367	367	—
CLO	—	1,399	(1,399)
Other	69	69	—
Total debt securities	$15,970	$12,594	$3,376

Equity securities
Preferred stock	$105	$100	$5
CRA investments	25	26	(1)
Total equity securities	$130	$126	$4
Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. As of March 31, 2024, loans HFS totaled $1.8 billion, compared to $1.4 billion at December 31, 2023, an increase of $439 million primarily related to an increase in non-EBO and agency-conforming loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2024	December 31, 2023	Increase (Decrease)
	(in millions)
Warehouse lending	$6,915	$6,618	$297
Municipal & nonprofit	1,622	1,554	68
Tech & innovation	2,941	2,808	133
Equity fund resources	695	845	(150)
Other commercial and industrial	7,754	7,452	302
CRE - owner occupied	1,707	1,658	49
Hotel franchise finance	3,556	3,855	(299)
Other CRE - non-owner occupied	6,365	5,974	391
Residential	13,078	13,287	(209)
Residential - EBO	1,171	1,223	(52)
Construction and land development	4,746	4,862	(116)
Other	150	161	(11)
Total loans HFI	50,700	50,297	403
Allowance for credit losses	(340)	(337)	(3)
Total loans HFI, net of allowance	$50,360	$49,960	$400
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $102 million and $108 million reduced the carrying value of loans as of March 31, 2024 and December 31, 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $175 million and $177 million increased the carrying value of loans as of March 31, 2024 and December 31, 2023, respectively.

Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of March 31, 2024 and December 31, 2023, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 39% and 38% of total loans HFI as of March 31, 2024 and December 31, 2023, respectively.
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 32% and 33% of total loans at March 31, 2024 and December 31, 2023 respectively. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	March 31, 2024
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$3,933	40.8%	7.8%	47.8%
Office	2,488	25.8	4.9	59.2
Retail	744	7.7	1.5	58.2
Multifamily	652	6.8	1.3	48.3
Industrial	606	6.3	1.2	42.0
Time share	373	3.9	0.7	33.7
Senior care	131	1.4	0.3	40.9
Medical	128	1.3	0.3	51.8
Other	582	6.0	1.1	42.7
Total CRE - non-owner occupied	$9,637	100.0%	19.0%	50.3%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.

	December 31, 2023
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,235	43.9%	8.4%	48.1%
Office	2,358	24.4	4.7	58.8
Retail	753	7.8	1.5	61.0
Multifamily	566	5.9	1.1	49.7
Industrial	565	5.8	1.1	50.4
Time share	378	3.9	0.8	34.9
Senior care	160	1.7	0.3	41.8
Medical	124	1.3	0.2	51.2
Other	511	5.3	1.0	43.4
Total CRE - non-owner occupied	$9,650	100.0%	19.2%	51.1%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.

The following table presents the Company’s CRE non-owner occupied loans by origination year as of March 31, 2024:

(in millions)
2024	$248
2023	915
2022	3,291
2021	1,808
2020	793
Prior	2,582
Total	$9,637
The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of March 31, 2024:

(in millions)
2024	$1,616
2025	1,986
2026	2,132
2027	2,013
2028	850
Thereafter	1,040
Total	$9,637
Approximately $2.5 billion, or 4.9%, of total loans HFI consisted of CRE non-owner occupied office loans as of March 31, 2024, compared to $2.4 billion, or 4.7%, as of December 31, 2023. Of the non-owner occupied office loan balance as of March 31, 2024, $266 million is scheduled to mature in the remainder of 2024. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling approximately 2% and 10% of office loans as of March 31, 2024, respectively.
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
As of March 31, 2024 and December 31, 2023, 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Total non-performing loans increased $124 million to $534 million at March 31, 2024, from $410 million at December 31, 2023.

	March 31, 2024	December 31, 2023
	(dollars in millions)
Total nonaccrual loans (1)	$399	$273
Loans past due 90 days or more on accrual status (2)	6	42
Accruing restructured loans	129	95
Total nonperforming loans	$534	$410
Other assets acquired through foreclosure, net	$8	$8
Nonaccrual loans to funded loans HFI	0.79%	0.54%
Loans past due 90 days or more on accrual status to funded loans HFI	0.01	0.08
(1)Includes loan modifications to borrowers experiencing financial difficulty of $129 million and $111 million at March 31, 2024 and December 31, 2023, respectively.
(2)Excludes government guaranteed residential mortgage loans of $349 million and $399 million at March 31, 2024 and December 31, 2023, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $4.9 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	March 31, 2024
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.3%	0.01%
Tech & innovation	62	15.5	0.12
Other commercial and industrial	35	8.8	0.07
CRE - owner occupied	10	2.5	0.02
Hotel franchise finance	12	3.0	0.02
Other CRE - non-owner occupied	175	43.8	0.35
Residential	79	19.8	0.16
Construction and land development	20	5.0	0.04
Other	1	0.3	0.00
Total non-accrual loans	$399	100.0%	0.79%

	December 31, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$6	2.2%	0.01%
Tech & innovation	33	12.1	0.06
Other commercial and industrial	53	19.4	0.11
CRE - owner occupied	9	3.3	0.02
Other CRE - non-owner occupied	83	30.4	0.16
Residential	70	25.6	0.14
Construction and land development	19	7.0	0.04
Total non-accrual loans	$273	100.0%	0.54%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present loan modifications during the period to borrowers experiencing financial difficulty:

	Amortized Cost Basis at March 31, 2024
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(in millions)
Tech & innovation	$—	$—	$30	$30	1.0%
Other commercial and industrial	—	8	—	8	0.1
CRE - owner occupied	—	31	—	31	1.8
Construction and land development	—	39	—	39	0.8
Total	$—	$78	$30	$108	0.2%

	Amortized Cost Basis at March 31, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Hotel franchise finance	—	18	—	18	0.5
Residential	—	—	1	1	0.0
Total	$2	$18	$6	$26	0.1%
The performance of these modified loans is monitored for 12 months following the modification. As of March 31, 2024, modified loans of $129 million were current with contractual payments and $129 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.

In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current. During the three months ended March 31, 2024 and 2023, the Company completed modifications of EBO loans with an amortized cost of $90 million and $57 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of March 31, 2024, modified EBO loans consisted of $38 million in loans that were current to 89 days delinquent and $12 million in loans greater than 90 days delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans greater than 90 days delinquent.
Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	March 31, 2024			December 31, 2023
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$7.3	2.1%	13.6%	$5.8	1.7%	13.2%
Municipal & nonprofit	13.9	4.1	3.2	14.7	4.4	3.1
Tech & innovation	48.0	14.1	5.8	42.1	12.5	5.6
Equity fund resources	1.2	0.4	1.4	1.3	0.4	1.7
Other commercial and industrial	67.1	19.7	15.3	81.4	24.2	14.8
CRE - owner occupied	6.2	1.8	3.4	6.0	1.8	3.3
Hotel franchise finance	35.8	10.5	7.0	33.4	9.9	7.6
Other CRE - non-owner occupied	104.7	30.8	12.5	96.0	28.5	11.9
Residential	22.1	6.5	25.8	23.1	6.9	26.4
Residential - EBO	—	—	2.3	—	—	2.4
Construction and land development	31.9	9.4	9.4	30.4	9.0	9.6
Other	2.1	0.6	0.3	2.5	0.7	0.4
Total	$340.3	100.0%	100.0%	$336.7	100.0%	100.0%
During the three months ended March 31, 2024 and 2023, net loan charge-offs to average loans outstanding were 0.08% and 0.05%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $33 million and $32 million at March 31, 2024 and December 31, 2023, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	March 31, 2024
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$23	4.8%	0.04%
Municipal & nonprofit	2	18	3.7	0.04
Tech & innovation	18	58	12.0	0.11
Other commercial and industrial	49	4	0.8	0.01
CRE - owner occupied	10	5	1.0	0.01
Hotel franchise finance	7	100	20.7	0.20
Other CRE - non-owner occupied	9	184	38.1	0.36
Residential	141	81	16.8	0.16
Construction and land development	2	6	1.3	0.01
Other	24	4	0.8	0.01
Total	263	$483	100.0%	0.95%

	December 31, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$26	3.6%	0.05%
Municipal & nonprofit	2	18	2.5	0.04
Tech & innovation	14	49	6.8	0.10
Other commercial and industrial	50	95	13.2	0.19
CRE - owner occupied	9	3	0.4	0.01
Hotel franchise finance	9	203	28.3	0.40
Other CRE - non-owner occupied	15	251	35.0	0.50
Residential	143	72	10.0	0.14
Construction and land development	1	1	0.1	0.00
Other	20	1	0.1	0.00
Total	264	$719	100.0%	1.43%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.2 billion and $1.1 billion as of March 31, 2024 and December 31, 2023, respectively. The increase in MSRs is primarily related to new production of MSRs and valuation gains, partially offset by sales.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	March 31, 2024	December 31, 2023
	(in millions)
FNMA and FHLMC	$41,157	$46,840
GNMA	22,352	19,848
Non-agency	2,111	1,959
Total unpaid principal balance of loans	$65,620	$68,647

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $666 million and $669 million at March 31, 2024 and December 31, 2023, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2024 there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. For the three months ended March 31, 2023, the Company evaluated whether the effects from the bank failures in 2023 gave rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. Based on this assessment, the Company determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values as of March 31, 2023.
Deferred Tax Assets
As of March 31, 2024, the net DTA balance totaled $300 million, an increase of $13 million from $287 million at December 31, 2023. This overall increase in the net DTA was primarily the result of a decrease in the fair market value of AFS securities.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $62.2 billion at March 31, 2024, from $55.3 billion at December 31, 2023, an increase of $6.9 billion, or 12.5%. By deposit type, the increase in deposits is attributable to increases of $3.9 billion in non-interest bearing demand deposits, $1.4 billion in savings and money market accounts, $1.0 billion in interest bearing demand deposits, and $564 million in certificates of deposit.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2024, the Company had $14.5 billion of these reciprocal deposits, compared to $13.3 billion at December 31, 2023. At March 31, 2024 and December 31, 2023, the Company also had wholesale brokered deposits of $6.5 billion and $6.6 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $22.2 billion and $17.8 billion at March 31, 2024 and December 31, 2023, respectively. The Company incurred $131.2 million and $85.6 million in deposit related costs on these deposits during the three months ended March 31, 2024 and 2023, respectively. These costs are reported as Deposit costs in non-interest expense. The increase in these costs from the prior year is due to an increase in earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2024		2023
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing transaction accounts	$16,348	3.00%	$10,534	2.63%
Savings and money market accounts	15,247	3.43	18,066	2.59
Certificates of deposit	10,129	5.11	5,520	3.52
Total interest-bearing deposits	41,724	3.67	34,120	2.75
Non-interest-bearing demand deposits	18,183	—	20,521	—
Total deposits	$59,907	2.56%	$54,641	1.72%

Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities and EBO loans, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings decreased $1.0 billion to $5.8 billion at March 31, 2024 from $6.8 billion at December 31, 2023. The decrease was driven by decreases in FHLB advances of $450 million, repurchase agreements of $374 million, and federal funds purchased of $175 million.
Long-Term Borrowings
The Company's long-term borrowings consist of credit linked notes, inclusive of issuance costs. At March 31, 2024, the carrying value of long-term borrowings was $441 million, compared to $446 million at December 31, 2023.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2024, the carrying value of qualifying debt was $896 million, compared to $895 million at December 31, 2023.

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. Accordingly, beginning in 2024, capital ratios and amounts include a 25% capital benefit that resulted from the increased ACL related to the adoption of ASC 326.
As of March 31, 2024 and December 31, 2023, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
March 31, 2024
WAL	$7,349	$6,163	$52,545	$72,766	14.0%	11.7%	8.5%	11.0%
WAB	6,915	6,323	52,524	72,748	13.2	12.0	8.7	12.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2023
WAL	$7,201	$6,035	$52,517	$70,295	13.7%	11.5%	8.6%	10.8%
WAB	6,802	6,229	52,508	70,347	13.0	11.9	8.9	11.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of March 31, 2024.

Critical Accounting Estimates
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting estimates upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The following table presents the available and outstanding balances on the Company's lines of credit:

	March 31, 2024
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$839	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit are presented in the following table:

March 31, 2024
(in millions)
FHLB:
Borrowing capacity	$13,823
Outstanding borrowings	5,750
Letters of credit	101
Total available credit	$7,972

FRB:
Borrowing capacity	$10,947
Outstanding borrowings	—
Total available credit	$10,947

Warehouse borrowings:
Borrowing capacity	$2,250
Outstanding borrowings	—
Total available credit	$2,250
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At March 31, 2024, there were $12.0 billion in liquid assets, comprised of $2.8 billion in cash on deposit at the FRB and $9.2 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2023, the Company maintained $6.9 billion in liquid assets, comprised of $785 million in cash on deposit at the FRB and $6.1 billion in liquid securities not currently used as collateral for borrowings or other purposes.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2024, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2024 and 2023, net cash (used in) provided by operating activities was $(306.5) million and $357.3 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the three months ended March 31, 2024, the Company's cash balance decreased by $526 million as a result of a net increase in loans, compared to a reduction in cash of $1.0 billion during the three months ended March 31, 2023 from a net increase in loans. A net increase in investment securities of $3.3 billion and $478 million for the three months ended March 31, 2024 and 2023, respectively, partially offset the increase to the Company's cash balance during the three months ended March 31, 2024 and March 31, 2023.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the three months ended March 31, 2024, net deposits increased $6.9 billion, compared to a decrease in net deposits of $6.1 billion during the three months ended March 31, 2023.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50 million and $225 million, respectively, through one participating financial institution or, a combined total of $275 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2024, the Company has $1.6 billion of CDARS and $11.2 billion of ICS deposits.
As of March 31, 2024, the Company has $6.5 billion of wholesale brokered deposits outstanding, Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2024, WAB paid dividends to the Parent of $60 million. Subsequent to March 31, 2024, WAB paid dividends to the Parent of $60 million.

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
Management uses various asset/liability strategies to manage the re-pricing characteristics of the Company's assets and liabilities, all of which are designed to ensure that exposure to interest rate fluctuations is within the Company's guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and management of the deployment of its securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources. Derivatives in a hedging relationship are also used to minimize the Company's exposure to changes in benchmark interest rates and volatility of net interest income and EVE to interest rate fluctuations, with their impact reflected in the model results discussed below.
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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and net interest income in the event of hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's net interest income and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the three months ended March 31, 2024, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at March 31, 2024, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate re-set period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price with a certain beta to underlying market rate changes. The Company regularly conducts sensitivity analysis for this assumption to determine the impact on the interest rate risk position. These betas are derived separately by deposit product and are based on both observed and projected market rate and balance trends. Current product deposit beta assumptions range between 47% to 81%, depending on product, with an average interest bearing deposit beta of 61%, inclusive of ECR costs.
This analysis illustrates the impact of changes in net interest income for the given set of rate changes and assumptions. It does not account for all factors that could impact the Company's results, including changes by management to mitigate interest rate changes or secondary factors, such as changes to the Company's credit risk profile as interest rates change. The results will also be impacted by seasonality in the balance sheet. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes impact actual loan prepayment speeds and these changes may result in differences in the market estimates incorporated in this analysis. These assumptions are inherently uncertain and as a result, actual results may differ from simulated results due to factors such as timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior, management strategies, and changes that vary significantly from the modeled assumptions may have a significant effect on the Company's actual net interest income.
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates based on a dynamic balance sheet. The Company’s NII sensitivity assumptions have been updated to include more granular deposit beta assumptions by line of business. The Company continues to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.

Sensitivity of Net Interest Income

	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shift Scenario	(14.1)%	(6.9)%	6.8%	13.6%
At March 31, 2024, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
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
This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. The Company's EVE model assumptions have also been updated to include more granular deposit beta and attrition assumptions by line of business. The Company continues to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2024:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
		(change in basis points from Base)
% Change	10.1%	6.4%	(6.4)%	(11.6)%
At March 31, 2024, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A.Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2024	73	$62.21	—	$—
February 2024	122,524	61.55	—	—
March 2024	—	—	—	—
Total	122,597	$61.55	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Consolidated Income Statements for the three months ended March 31, 2024 and 2023 and three months ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 and three months ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023 and the three months March 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

May 2, 2024	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

May 2, 2024	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

May 2, 2024	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer