Form 10-Q
period 2024-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2024-08-01
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2024, Western Alliance Bancorporation had 110,086,404 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	FOMC	Federal Open Market Committee
AFS	Available-for-Sale	FRB	Federal Reserve Bank
ALCO	Asset and Liability Management Committee	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
Basel III	Banking Supervision's December 2010 final capital framework	HFI	Held for Investment
BOD	Board of Directors	HFS	Held for Sale
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HTM	Held-to-Maturity
CDARS	Certificate Deposit Account Registry Service	HUD	U.S. Department of Housing and Urban Development
CECL	Current Expected Credit Losses	ICS	Insured Cash Sweep Service
CEO	Chief Executive Officer	IRLC	Interest Rate Lock Commitment
CET1	Common Equity Tier 1	ISDA	International Swaps and Derivatives Association
CFO	Chief Financial Officer	LIBOR	London Interbank Offered Rate
CLO	Collateralized Loan Obligation	LIHTC	Low-Income Housing Tax Credit
COVID-19	Coronavirus Disease 2019	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	MSR	Mortgage Servicing Right
CRE	Commercial Real Estate	NPV	Net Present Value
DTA	Deferred Tax Asset	OCI	Other Comprehensive Income
EBO	Early buyout	PPNR	Pre-Provision Net Revenue
ECR	Earnings credit rates	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental Executive Retirement Plan
ESG	Environmental, Social, and Governance	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
Exchange Act	Securities Exchange Act of 1934, as amended	TEB	Tax Equivalent Basis
FASB	Financial Accounting Standards Board	TSR	Total Shareholder Return
FDIC	Federal Deposit Insurance Corporation	UPB	Unpaid Principal Balance
FHA	Federal Housing Administration	USDA	United States Department of Agriculture
FHLB	Federal Home Loan Bank	VA	Veterans Affairs
FHLMC	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entity
FNMA	Federal National Mortgage Association	XBRL	eXtensible Business Reporting Language

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$272	$276
Interest-bearing deposits in other financial institutions	3,805	1,300
Cash and cash equivalents	4,077	1,576
Investment securities - AFS, at fair value; amortized cost of $16,423 at June 30, 2024 and $11,849 at December 31, 2023 (ACL of $1 at June 30, 2024 and December 31, 2023)	15,681	11,165
Investment securities - HTM, at amortized cost and net of ACL of $9 and $8 (fair value of $1,265 and $1,251) at June 30, 2024 and December 31, 2023, respectively	1,473	1,421
Investment securities - equity	114	126
Investments in restricted stock, at cost	231	281
Loans HFS	2,007	1,402
Loans HFI, net of deferred fees and costs	52,430	50,297
Less: allowance for credit losses	(352)	(337)
Net loans held for investment	52,078	49,960
Mortgage servicing rights	1,145	1,124
Premises and equipment, net	351	339
Operating lease right of use asset	133	145
Bank owned life insurance	187	186
Goodwill and intangible assets, net	664	669
Deferred tax assets, net	276	287
Investments in LIHTC and renewable energy	537	573
Other assets	1,627	1,608
Total assets	$80,581	$70,862
Liabilities:
Deposits:
Non-interest-bearing	$21,522	$14,520
Interest-bearing	44,722	40,813
Total deposits	66,244	55,333
Other borrowings	5,587	7,230
Qualifying debt	897	895
Operating lease liability	165	179
Other liabilities	1,354	1,147
Total liabilities	74,247	64,784
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 depositary shares issued and outstanding at June 30, 2024 and December 31, 2023)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 113,041,905 shares issued at June 30, 2024 and 112,169,523 at December 31, 2023) and additional paid in capital	2,224	2,197
Treasury stock, at cost (2,843,701 shares at June 30, 2024 and 2,703,218 shares at December 31, 2023)	(125)	(116)
Accumulated other comprehensive loss	(558)	(513)
Retained earnings	4,498	4,215
Total stockholders’ equity	6,334	6,078
Total liabilities and stockholders’ equity	$80,581	$70,862
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$896.7	$857.2	$1,768.6	$1,689.9
Investment securities	188.4	110.3	330.8	204.6
Dividends and other	62.4	33.3	103.1	75.2
Total interest income	1,147.5	1,000.8	2,202.5	1,969.7
Interest expense:
Deposits	410.3	251.1	790.9	482.7
Qualifying debt	9.6	9.5	19.1	18.8
Other borrowings	71.0	189.9	137.0	308.0
Total interest expense	490.9	450.5	947.0	809.5
Net interest income	656.6	550.3	1,255.5	1,160.2
Provision for credit losses	37.1	21.8	52.3	41.2
Net interest income after provision for credit losses	619.5	528.5	1,203.2	1,119.0
Non-interest income:
Net gain on loan origination and sale activities	46.8	62.3	92.1	93.7
Net loan servicing revenue	38.1	24.1	84.5	66.0
Service charges and fees	10.8	20.8	20.7	30.3
Commercial banking related income	6.7	6.0	13.2	12.2
Income from equity investments	4.2	0.7	21.3	2.1
Gain (loss) on sales of investment securities	2.3	(13.6)	1.4	(26.1)
Fair value gain (loss) adjustments, net	0.7	12.7	1.0	(135.1)
(Loss) gain on recovery from credit guarantees	(2.5)	1.2	(3.0)	4.5
Other income	8.1	4.8	13.9	13.4
Total non-interest income	115.2	119.0	245.1	61.0
Non-interest expense:
Deposit costs	173.7	91.0	310.7	177.9
Salaries and employee benefits	153.0	145.6	307.9	294.5
Data processing	35.7	28.6	71.7	55.0
Insurance	33.8	33.0	92.7	48.7
Legal, professional, and directors' fees	25.8	26.4	55.9	49.5
Occupancy	18.4	15.4	35.9	31.9
Loan servicing expenses	16.6	18.4	31.6	32.2
Business development and marketing	6.4	5.0	11.9	10.2
Loan acquisition and origination expenses	5.1	5.6	9.9	10.0
Gain on extinguishment of debt	—	(0.7)	—	(13.4)
Other expense	18.3	19.1	40.4	38.8
Total non-interest expense	486.8	387.4	968.6	735.3
Income before provision for income taxes	247.9	260.1	479.7	444.7
Income tax expense	54.3	44.4	108.7	86.8
Net income	193.6	215.7	371.0	357.9
Dividends on preferred stock	3.2	3.2	6.4	6.4
Net income available to common stockholders	$190.4	$212.5	$364.6	$351.5

Earnings per share:
Basic	$1.75	$1.96	$3.36	$3.25
Diluted	1.75	1.96	3.34	3.24
Weighted average number of common shares outstanding:
Basic	108.6	108.3	108.6	108.2
Diluted	109.1	108.3	109.1	108.3
Dividends declared per common share	$0.37	$0.36	$0.74	$0.72
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$193.6	$215.7	$371.0	$357.9
Other comprehensive (loss) income, net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(0.5), $11.2, $14.3, and $(9.5) respectively	1.7	(34.2)	(43.2)	25.9
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.2, $(1.7), $0.4, and $(1.3) respectively	(0.5)	5.0	(1.0)	3.9
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0.6, $(3.4), $0.3, and $(6.6) respectively	(1.8)	10.2	(1.1)	19.5
Realized loss on impairment of AFS securities included in income, net of tax effect of $— , $—, $—, and $(0.4) respectively	—	—	—	1.2
Net other comprehensive (loss) income	(0.6)	(19.0)	(45.3)	50.5
Comprehensive income	$193.0	$196.7	$325.7	$408.4
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, March 31, 2023	12.0	$294.5	109.5	$—	$2,169.8	$(116.0)	$(591.5)	$3,763.7	$5,520.5
Net income	—	—	—	—	—	—	—	215.7	215.7
Restricted stock, performance stock units, and other grants, net	—	—	—	—	10.5	—	—	—	10.5
Restricted stock surrendered (1)	—	—	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive loss, net	—	—	—	—	—	—	(19.0)	—	(19.0)
Balance, June 30, 2023	12.0	$294.5	109.5	$—	$2,180.3	$(116.2)	$(610.5)	$3,936.8	$5,684.9

Balance, March 31, 2024	12.0	$294.5	110.2	$—	$2,211.0	$(123.9)	$(557.6)	$4,348.5	$6,172.5
Net income	—	—	—	—	—	—	—	193.6	193.6
Restricted stock, performance stock units, and other grants, net	—	—	—	—	12.5	—	—	—	12.5
Restricted stock surrendered (1)	—	—	—	—	1.2	(1.0)	—	—	0.2
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(40.8)	(40.8)
Other comprehensive loss, net	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance, June 30, 2024	12.0	$294.5	110.2	$—	$2,224.7	$(124.9)	$(558.2)	$4,498.1	$6,334.2

(1)Share amounts represent Treasury Shares.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	357.9	357.9
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	16.6	—	—	—	16.6
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.9)	—	—	(10.9)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(6.4)	(6.4)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(78.8)	(78.8)
Other comprehensive income, net	—	—	—	—	—	—	50.5	—	50.5
Balance, June 30, 2023	12.0	$294.5	109.5	$—	$2,180.3	$(116.2)	$(610.5)	$3,936.8	$5,684.9

Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$6,078.4
Net income	—	—	—	—	—	—	—	371.0	371.0
Restricted stock, performance stock units, and other grants, net	—	—	0.9	—	25.6	—	—	—	25.6
Restricted stock surrendered (1)	—	—	(0.1)	—	1.0	(8.6)	—	—	(7.6)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(6.4)	(6.4)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(81.5)	(81.5)
Other comprehensive loss, net	—	—	—	—	—	—	(45.3)	—	(45.3)
Balance, June 30, 2024	12.0	$294.5	110.2	$—	$2,224.7	$(124.9)	$(558.2)	$4,498.1	$6,334.2

(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$371.0	$357.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	52.3	41.2
Depreciation and amortization	42.2	34.0
Stock-based compensation	25.6	16.5
Deferred income taxes	23.8	(21.6)
Amortization of net discounts for investment securities	(117.9)	(15.4)
Amortization of tax credit investments	35.7	39.0
Amortization of operating lease right of use asset	12.0	11.8
Amortization of net deferred loan fees and net purchase premiums	(46.5)	(46.9)
Purchases and originations of loans HFS	(21,308.5)	(19,947.2)
Proceeds from sales and payments on loans HFS	20,129.4	19,751.6
Mortgage servicing rights capitalized upon sale of mortgage loans	(403.4)	(387.2)
Net (gains) losses on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(17.0)	24.2
Fair value adjustments	(12.2)	137.9
Sale of investment securities	(1.4)	26.1
Extinguishment of debt	—	(13.4)
Other	0.5	(2.9)
Other assets and liabilities, net	162.1	(105.7)
Net cash used in operating activities	$(1,052.3)	$(100.1)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(10,815.0)	$(5,111.1)
Principal pay downs and maturities	4,761.5	2,917.3
Proceeds from sales	1,735.0	770.4
Investment securities - HTM
Purchases	(61.0)	(105.9)
Principal pay downs and maturities	8.5	27.7
Equity securities carried at fair value
Purchases	(0.4)	(2.1)
Redemptions	15.0	0.3
Proceeds from sale of mortgage servicing rights and related holdbacks, net	400.8	464.3
Sale (purchase) of other investments	22.8	(102.6)
Net (increase) decrease in loans HFI	(2,191.5)	1,569.1
Purchase of premises, equipment, and other assets, net	(35.0)	(60.8)
Net cash (used in) provided by investing activities	$(6,159.3)	$366.6

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Net increase (decrease) in deposits	$10,910.7	$(2,603.0)
Net proceeds from issuance of long-term debt	—	9.9
Payments on long-term debt	(12.5)	(531.5)
Net (decrease) increase in short-term borrowings	(1,089.7)	1,603.8
Net proceeds from repurchase obligations	—	2,661.8
Payments on repurchase obligations	—	(201.6)
Cash paid for tax withholding on vested restricted stock and other	(7.6)	(10.9)
Cash dividends paid on common and preferred stock	(87.9)	(85.2)
Net cash provided by financing activities	$9,713.0	$843.3
Net increase in cash and cash equivalents	2,501.4	1,109.8
Cash, cash equivalents, and restricted cash at beginning of period	1,576.1	1,043.4
Cash, cash equivalents, and restricted cash at end of period	$4,077.5	$2,153.2

Supplemental disclosure:
Cash paid during the period for:
Interest	$934.8	$740.9
Income taxes, net	(47.5)	44.5
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	551.2	275.6
Transfers of securitized loans HFS to AFS securities	122.8	86.7
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	160.0	6,275.2
Transfers of loans HFS to HFI, at amortized cost	—	1,007.7
(1)Activity for the six months ended June 30, 2024 and 2023 excludes $220.3 million and $356.2 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit, and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
Principles of consolidation
As of June 30, 2024, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,301	$1	$(178)	$1,124
Private label residential MBS	181	—	(40)	141
Total HTM securities	$1,482	$1	$(218)	$1,265

Available-for-sale debt securities
U.S. Treasury securities	$6,380	$—	$(8)	$6,372
Residential MBS issued by GSEs	6,270	10	(404)	5,876
Private label residential MBS	1,265	1	(213)	1,053
Tax-exempt	932	—	(77)	855
Commercial MBS issued by GSEs	635	4	(11)	628
CLO	460	—	—	460
Corporate debt securities	407	—	(37)	370
Other	74	1	(8)	67
Total AFS debt securities	$16,423	$16	$(758)	$15,681

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,243	$1	$(140)	$1,104
Private label residential MBS	186	—	(39)	147
Total HTM securities	$1,429	$1	$(179)	$1,251

Available-for-sale debt securities
U.S. Treasury securities	$4,853	$1	$(1)	$4,853
Residential MBS issued by GSEs	2,328	3	(359)	1,972
CLO	1,407	1	(9)	1,399
Private label residential MBS	1,320	1	(204)	1,117
Tax-exempt	925	—	(67)	858
Commercial MBS issued by GSEs	531	8	(9)	530
Corporate debt securities	411	—	(44)	367
Other	74	4	(9)	69
Total AFS debt securities	$11,849	$18	$(702)	$11,165
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $114 million and $126 million at June 30, 2024 and December 31, 2023, respectively. Unrealized losses on equity securities of $1.2 million and gains of $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and unrealized gains of $2.7 million and losses of $8.4 million for the six months ended June 30, 2024 and 2023, respectively, were recognized in earnings as a component of Fair value gain (loss) adjustments, net.
Securities with carrying amounts of approximately $8.2 billion and $7.7 billion at June 30, 2024 and December 31, 2023, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2024
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$8	$5,705	$—	$—	$8	$5,705
Residential MBS issued by GSEs	11	2,025	393	1,559	404	3,584
Private label residential MBS	—	—	213	973	213	973
Tax-exempt	—	—	77	831	77	831
Commercial MBS issued by GSEs	10	206	1	16	11	222
Corporate debt securities (1)	—	—	37	366	37	366
Other	—	—	8	56	8	56
Total AFS securities	$29	$7,936	$729	$3,801	$758	$11,737
(1)Includes securities with an ACL that have a fair value of $23 million and unrealized losses of $5 million.

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$1	$2,208	$—	$—	$1	$2,208
Residential MBS issued by GSEs	3	174	356	1,551	359	1,725
Private label residential MBS	—	—	204	1,020	204	1,020
CLO	—	—	9	845	9	845
Tax-exempt	3	67	64	773	67	840
Corporate debt securities (1)	—	—	44	359	44	359
Commercial MBS issued by GSEs	—	—	9	53	9	53
Other	—	—	9	54	9	54
Total AFS securities	$7	$2,449	$695	$4,655	$702	$7,104
(1)Includes securities with an ACL that have a fair value of $54 million and unrealized losses of $8 million.
The total number of AFS debt securities in an unrealized loss position at June 30, 2024 was 840, compared to 708 at December 31, 2023.
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
In consideration of the continued effects from the bank failures in 2023, the Company performed a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuers' credit ratings, probability of default, and other factors. As a result of the analysis, recoveries of credit losses totaling $0.5 million and $0.6 million were recognized during the three and six months ended June 30, 2024, respectively, and a provision for credit losses of $2.2 million and $21.5 million was recognized during the three and six months ended June 30, 2023, respectively. The provision for credit losses for the six months ended June 30, 2023 included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold. The Company does not intend to sell and it is more likely than not the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no additional credit losses on the Company's remaining portfolio have been recognized during the three and six months ended June 30, 2024.
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
The following table presents a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Three Months Ended June 30, 2024
	Balance, March 31, 2024	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2024
	(in millions)
Available for sale securities
Corporate debt securities	$1.3	$(0.5)	$—	$—	$0.8

	Six Months Ended June 30, 2024
	Balance, December 31, 2023	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2024
	(in millions)
Available for sale securities
Corporate debt securities	$1.4	$(0.6)	$—	$—	$0.8

	Three Months Ended June 30, 2023
	Balance, March 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance June 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$2.2	$2.2	$—	$—	$4.4

	Six Months Ended June 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance June 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$—	$21.5	$(17.1)	$—	$4.4
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Three Months Ended June 30, 2024
	Balance, March 31, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2024
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$8.2	$0.5	$—	$—	$8.7

	Six Months Ended June 30, 2024
	Balance, December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2024
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$7.8	$0.9	$—	$—	$8.7

	Three Months Ended June 30, 2023
	Balance, March 31, 2023	Recovery of Credit Losses	Charge-offs	Recoveries	Balance June 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.5	$(0.5)	$—	$—	$6.0

	Six Months Ended June 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance June 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$0.8	$—	$—	$6.0
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $5 million at June 30, 2024 and December 31, 2023, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	June 30, 2024
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,301	$1,301
Private label residential MBS	—	—	—	—	—	—	181	181
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,482	$1,482

Available-for-sale debt securities
U.S. Treasury securities	$—	$6,372	$—	$—	$—	$—	$—	$6,372
Residential MBS issued by GSEs	—	5,876	—	—	—	—	—	5,876
Private label residential MBS	1,027	—	26	—	—	—	—	1,053
Tax-exempt	9	15	355	380	—	—	96	855
Commercial MBS issued by GSEs	—	628	—	—	—	—	—	628
CLO	25	—	435	—	—	—	—	460
Corporate debt securities	—	—	—	76	216	78	—	370
Other	—	1	8	11	29	1	17	67
Total AFS securities (1)	$1,061	$12,892	$824	$467	$245	$79	$113	$15,681

Equity securities
Preferred stock	$—	$—	$—	$—	$49	$28	$11	$88
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$49	$28	$11	$114
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,243	$1,243
Private label residential MBS	—	—	—	—	—	—	186	186
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,429	$1,429

Available-for-sale debt securities
U.S. Treasury securities	$—	$4,853	$—	$—	$—	$—	$—	$4,853
Residential MBS issued by GSEs	—	1,972	—	—	—	—	—	1,972
CLO	79	—	1,265	55	—	—	—	1,399
Private label residential MBS	1,090	—	26	—	—	1	—	1,117
Tax-exempt	9	16	361	386	—	—	86	858
Commercial MBS issued by GSEs	—	530	—	—	—	—	—	530
Corporate debt securities	—	—	—	76	211	80	—	367
Other	—	—	9	11	28	4	17	69
Total AFS securities (1)	$1,178	$7,371	$1,661	$528	$239	$85	$103	$11,165

Equity securities
Preferred stock	$—	$—	$—	$—	$54	$35	$11	$100
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$54	$35	$11	$126
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2024, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities as of June 30, 2024, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2024
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$22	$22
After one year through five years	14	14
After five years through ten years	85	73
After ten years	1,180	1,015
Mortgage-backed securities	181	141
Total HTM securities	$1,482	$1,265

Available-for-sale
Due in one year or less	$6,186	$6,180
After one year through five years	371	361
After five years through ten years	488	459
After ten years	1,208	1,124
Mortgage-backed securities	8,170	7,557
Total AFS securities	$16,423	$15,681
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Available-for-sale securities
Gross gains	$2.7	$0.1	$3.6	$3.5
Gross losses	(0.4)	(13.7)	(2.2)	(29.6)
Net losses on AFS securities	$2.3	$(13.6)	$1.4	$(26.1)
During the three and six months ended June 30, 2024, the Company sold AFS securities with a carrying value of $329 million and $1.7 billion, respectively, and recognized a net gain of $2.3 million and $1.4 million, respectively. CLOs were sold as part of the Company's efforts to shift the investment portfolio mix toward high quality liquid assets. During the three and six months ended June 30, 2023, the Company sold securities with a carrying value of $355 million and $814 million, respectively, and recognized a net loss of $13.6 million and $26.1 million, respectively, as sales of CLOs were executed as part of the Company's balance sheet repositioning strategy. Sales of MBS and tax-exempt municipal securities were also executed during the three and six months ended June 30, 2023 to secure gains.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization.
The following is a summary of loans HFS by type:

	June 30, 2024	December 31, 2023
	(in millions)
Government-insured or guaranteed:
EBO (1)	$1	$2
Non-EBO	735	498
Total government-insured or guaranteed	736	500
Agency-conforming	1,266	899
Non-agency	5	3
Total loans HFS	$2,007	$1,402
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$214.7	$244.8	$403.4	$387.2
Net proceeds from sale of loans (1)	(190.6)	(230.6)	(351.3)	(338.0)
Provision for and change in estimate of liability for losses under representations and warranties, net	1.0	0.3	4.2	2.7
Change in fair value	1.4	(9.7)	(5.3)	(3.1)
Change in fair value of derivatives:
Unrealized gain on derivatives	1.8	37.2	17.1	15.0
Realized gain (loss) on derivatives	4.7	4.9	(3.4)	2.5
Total change in fair value of derivatives	6.5	42.1	13.7	17.5
Net gain on residential mortgage loans HFS	$33.0	$46.9	$64.7	$66.3
Loan acquisition and origination fees	13.8	15.4	27.4	27.4
Net gain on loan origination and sale activities	$46.8	$62.3	$92.1	$93.7
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Warehouse lending	$7,611	$6,618
Municipal & nonprofit	1,647	1,554
Tech & innovation	3,205	2,808
Equity fund resources	943	845
Other commercial and industrial	8,473	7,452
CRE - owner occupied	1,733	1,658
Hotel franchise finance	3,612	3,855
Other CRE - non-owner occupied	6,337	5,974
Residential	12,970	13,287
Residential - EBO	1,085	1,223
Construction and land development	4,659	4,862
Other	155	161
Total loans HFI	52,430	50,297
Allowance for credit losses	(352)	(337)
Total loans HFI, net of allowance	$52,078	$49,960
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $105 million and $108 million reduced the carrying value of loans as of June 30, 2024 and December 31, 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $172 million and $177 million increased the carrying value of loans as of June 30, 2024 and December 31, 2023, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	June 30, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—
Tech & innovation	—	11	11	—
Other commercial and industrial	41	26	67	—
CRE - owner occupied	7	3	10	—
Hotel franchise finance	12	—	12	—
Other CRE - non-owner occupied	83	115	198	—
Residential	—	77	77	—
Residential - EBO	—	—	—	330
Construction and land development	—	20	20	—
Other	1	—	1	—
Total	$144	$257	$401	$330
Loans contractually delinquent by 90 days or more and still accruing totaled $330 million at June 30, 2024 and consisted of government guaranteed EBO residential loans.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $120 million at June 30, 2024.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $6.9 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, and $11.8 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$7,611	$—	$—	$—	$—	$7,611
Municipal & nonprofit	1,647	—	—	—	—	1,647
Tech & innovation	3,205	—	—	—	—	3,205
Equity fund resources	943	—	—	—	—	943
Other commercial and industrial	8,472	—	1	—	1	8,473
CRE - owner occupied	1,732	1	—	—	1	1,733
Hotel franchise finance	3,612	—	—	—	—	3,612
Other CRE - non-owner occupied	6,337	—	—	—	—	6,337
Residential	12,890	67	13	—	80	12,970
Residential - EBO	534	143	78	330	551	1,085
Construction and land development	4,659	—	—	—	—	4,659
Other	154	1	—	—	1	155
Total loans	$51,796	$212	$92	$330	$634	$52,430

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in millions)
Warehouse lending	$6,618	$—	$—	$—	$—	$6,618
Municipal & nonprofit	1,554	—	—	—	—	1,554
Tech & innovation	2,808	—	—	—	—	2,808
Equity fund resources	845	—	—	—	—	845
Other commercial and industrial	7,439	13	—	—	13	7,452
CRE - owner occupied	1,627	—	31	—	31	1,658
Hotel franchise finance	3,824	15	16	—	31	3,855
Other CRE - non-owner occupied	5,974	—	—	—	—	5,974
Residential	13,199	68	20	—	88	13,287
Residential - EBO	545	173	106	399	678	1,223
Construction and land development	4,820	—	—	42	42	4,862
Other	160	1	—	—	1	161
Total loans	$49,413	$270	$173	$441	$884	$50,297

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the six months ended June 30, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Warehouse lending
Pass	$40	$593	$293	$6	$283	$—	$6,383	$7,598
Special mention	—	—	—	—	—	—	13	13
Classified	—	—	—	—	—	—	—	—
Total	$40	$593	$293	$6	$283	$—	$6,396	$7,611
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$63	$111	$230	$168	$166	$886	$—	$1,624
Special mention	—	—	7	—	11	—	—	18
Classified	—	—	—	—	—	5	—	5
Total	$63	$111	$237	$168	$177	$891	$—	$1,647
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$731	$687	$512	$155	$23	$79	$873	$3,060
Special mention	2	18	21	11	—	—	14	66
Classified	—	14	20	—	5	—	40	79
Total	$733	$719	$553	$166	$28	$79	$927	$3,205
Current period gross charge-offs	$—	$1.5	$—	$—	$—	$—	$—	$1.5

Equity fund resources
Pass	$—	$74	$72	$75	$3	$—	$718	$942
Special mention	—	—	—	—	—	—	—	—
Classified	1	—	—	—	—	—	—	1
Total	$1	$74	$72	$75	$3	$—	$718	$943
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,300	$1,230	$968	$438	$150	$210	$3,989	$8,285
Special mention	—	—	5	—	—	—	1	6
Classified	11	88	51	22	1	4	5	182
Total	$1,311	$1,318	$1,024	$460	$151	$214	$3,995	$8,473
Current period gross charge-offs	$—	$0.1	$0.6	$4.5	$—	$0.2	$0.6	$6.0

CRE - owner occupied
Pass	$92	$176	$375	$310	$154	$563	$27	$1,697
Special mention	—	5	6	—	—	—	—	11
Classified	—	1	9	4	1	10	—	25
Total	$92	$182	$390	$314	$155	$573	$27	$1,733
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$449	$550	$1,373	$365	$94	$455	$132	$3,418
Special mention	—	34	29	66	—	—	—	129
Classified	—	—	—	10	—	55	—	65
Total	$449	$584	$1,402	$441	$94	$510	$132	$3,612
Current period gross charge-offs	$—	$—	$—	$1.4	$—	$1.5	$—	$2.9

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the six months ended June 30, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$555	$1,585	$1,771	$644	$398	$322	$545	$5,820
Special mention	34	78	94	37	40	—	—	283
Classified	—	115	24	82	12	1	—	234
Total	$589	$1,778	$1,889	$763	$450	$323	$545	$6,337
Current period gross charge-offs	$—	$—	$—	$22.6	$—	$—	$—	$22.6

Residential
Pass	$201	$266	$3,453	$7,761	$795	$449	$25	$12,950
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	34	33	4	6	—	77
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(57)
Total	$201	$266	$3,487	$7,794	$799	$455	$25	$12,970
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$—	$11	$12	$214	$491	$357	$—	$1,085
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$11	$12	$214	$491	$357	$—	$1,085
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$168	$783	$2,041	$261	$8	$—	$1,334	$4,595
Special mention	—	—	5	—	—	—	—	5
Classified	—	1	19	—	39	—	—	59
Total	$168	$784	$2,065	$261	$47	$—	$1,334	$4,659
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$11	$—	$10	$2	$12	$67	$50	$152
Special mention	—	—	—	—	—	1	—	1
Classified	1	—	—	—	—	1	—	2
Total	$12	$—	$10	$2	$12	$69	$50	$155
Current period gross charge-offs	$—	$—	$—	$—	$—	$0.1	$—	$0.1

Total by Risk Category
Pass	$3,610	$6,066	$11,110	$10,399	$2,577	$3,388	$14,076	$51,226
Special mention	36	135	167	114	51	1	28	532
Classified	13	219	157	151	62	82	45	729
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(57)
Total	$3,659	$6,420	$11,434	$10,664	$2,690	$3,471	$14,149	$52,430
Current period gross charge-offs	$—	$1.6	$0.6	$28.5	$—	$1.8	$0.6	$33.1

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023 and gross charge-offs for the six months ended June 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$582	$323	$7	$289	$—	$—	$5,391	$6,592
Special mention	—	—	—	—	—	—	26	26
Classified	—	—	—	—	—	—	—	—
Total	$582	$323	$7	$289	$—	$—	$5,417	$6,618
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$102	$167	$176	$169	$68	$848	$—	$1,530
Special mention	—	7	—	11	—	—	—	18
Classified	—	—	—	—	6	—	—	6
Total	$102	$174	$176	$180	$74	$848	$—	$1,554
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$758	$774	$206	$22	$66	$38	$816	$2,680
Special mention	5	30	12	—	—	—	1	48
Classified	15	52	1	5	—	—	7	80
Total	$778	$856	$219	$27	$66	$38	$824	$2,808
Current period gross charge-offs	$1.8	$—	$—	$—	$—	$—	$—	$1.8

Equity fund resources
Pass	$154	$62	$21	$3	$1	$—	$604	$845
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$154	$62	$21	$3	$1	$—	$604	$845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,610	$1,454	$559	$185	$77	$196	$3,186	$7,267
Special mention	90	1	1	—	—	—	1	93
Classified	1	25	59	2	4	—	1	92
Total	$1,701	$1,480	$619	$187	$81	$196	$3,188	$7,452
Current period gross charge-offs	$—	$3.2	$5.9	$3.9	$0.1	$0.1	$0.1	$13.3

CRE - owner occupied
Pass	$165	$344	$322	$163	$132	$444	$40	$1,610
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	4	1	1	38	—	47
Total	$167	$345	$326	$164	$133	$483	$40	$1,658
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$593	$1,535	$566	$95	$419	$165	$132	$3,505
Special mention	34	—	66	—	35	68	—	203
Classified	24	8	48	—	43	24	—	147
Total	$651	$1,543	$680	$95	$497	$257	$132	$3,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other CRE - non-owner occupied
Pass	$1,832	$1,784	$754	$457	$166	$206	$387	$5,586
Special mention	164	—	16	43	28	—	—	251
Classified	28	—	93	1	14	1	—	137
Total	$2,024	$1,784	$863	$501	$208	$207	$387	$5,974
Current period gross charge-offs	$—	$—	$2.1	$—	$—	$0.1	$—	$2.2

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023 and gross charge-offs for the six months ended June 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Residential
Pass	$324	$3,573	$7,985	$819	$270	$207	$20	$13,198
Special mention	—	—	—	—	—	—	—	—
Classified	1	26	33	4	4	2	—	70
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$325	$3,599	$8,018	$823	$274	$209	$20	$13,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$2	$8	$227	$534	$231	$221	$—	$1,223
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$8	$227	$534	$231	$221	$—	$1,223
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$1,013	$2,231	$385	$10	$—	$—	$1,151	$4,790
Special mention	—	—	—	—	—	—	—	—
Classified	1	19	—	52	—	—	—	72
Total	$1,014	$2,250	$385	$62	$—	$—	$1,151	$4,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$4	$10	$3	$11	$3	$62	$66	$159
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	1	—	1
Total	$4	$10	$3	$11	$3	$64	$66	$161
Current period gross charge-offs	$—	$0.1	$—	$—	$—	$—	$—	$0.1

Total by Risk Category
Pass	$7,139	$12,265	$11,211	$2,757	$1,433	$2,387	$11,793	$48,985
Special mention	293	38	95	54	63	70	28	641
Classified	72	131	238	65	72	66	8	652
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$7,504	$12,434	$11,544	$2,876	$1,568	$2,523	$11,829	$50,297
Current period gross charge-offs	$1.8	$3.3	$8.0	$3.9	$0.1	$0.2	$0.1	$17.4

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present loan modifications during the period to borrowers experiencing financial difficulty:

	Amortized Cost Basis at June 30, 2024
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other CRE - non-owner occupied	$—	$—	$70	$70	1.1%
Total	$—	$—	$70	$70	0.1%

	Amortized Cost Basis at June 30, 2024
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$29	$29	0.9%
Other commercial and industrial	—	8	—	8	0.1
CRE - owner occupied	—	31	—	31	1.8
Other CRE - non-owner occupied	—	—	70	70	1.1
Construction and land development	—	39	—	39	0.8
Total	$—	$78	$99	$177	0.3%

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$27	$—	$27	0.4%
Hotel franchise finance	—	9	—	9	0.2
Construction and land development	—	28	—	28	0.6
Total	$—	$64	$—	$64	0.1%

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Other commercial and industrial	—	27	—	27	0.4
Hotel franchise finance	—	27	—	27	0.7
Residential	—	—	1	1	0.0
Construction and land development	—	28	—	28	0.6
Total	$2	$82	$6	$90	0.2%
The performance of these modified loans is monitored for 12 months following the modification. As of June 30, 2024, modified loans of $85 million were current with contractual payments and $156 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the three and six months ended June 30, 2024, the Company completed modifications of EBO loans with an amortized cost of $103 million and $190 million, respectively. During the three and six months ended June 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $35 million and $92 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of June 30, 2024, modified EBO loans consisted of $23 million in loans that were current to 89 days delinquent and $9 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.

Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	June 30, 2024			December 31, 2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—	$6	$6
Tech & innovation	—	4	4	—	—	—
Other commercial and industrial	—	4	4	—	29	29
CRE - owner occupied	18	—	18	43	—	43
Hotel franchise finance	53	—	53	104	—	104
Other CRE - non-owner occupied	233	—	233	136	—	136
Construction and land development	59	—	59	71	—	71
Total	$363	$13	$376	$354	$35	$389
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2024.
Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of June 30, 2024.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended June 30, 2024
	Balance, March 31, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2024
	(in millions)
Warehouse lending	$7.3	$(0.8)	$—	$—	$6.5
Municipal & nonprofit	13.9	0.1	—	—	14.0
Tech & innovation	48.0	(1.5)	1.5	—	45.0
Equity fund resources	1.2	0.5	—	—	1.7
Other commercial and industrial	67.1	20.8	3.7	(0.1)	84.3
CRE - owner occupied	6.2	(1.2)	—	—	5.0
Hotel franchise finance	35.8	3.8	—	—	39.6
Other CRE - non-owner occupied	104.7	17.4	17.6	—	104.5
Residential	22.1	(3.3)	—	—	18.8
Residential - EBO	—	—	—	—	—
Construction and land development	31.9	(2.0)	—	—	29.9
Other	2.1	0.5	0.1	—	2.5
Total	$340.3	$34.3	$22.9	$(0.1)	$351.8

	Six Months Ended June 30, 2024
	Balance, December 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2024
	(in millions)
Warehouse lending	$5.8	$0.7	$—	$—	$6.5
Municipal & nonprofit	14.7	(0.7)	—	—	14.0
Tech & innovation	42.1	4.4	1.5	—	45.0
Equity fund resources	1.3	0.4	—	—	1.7
Other commercial and industrial	81.4	8.4	6.0	(0.5)	84.3
CRE - owner occupied	6.0	(1.0)	—	—	5.0
Hotel franchise finance	33.4	9.1	2.9	—	39.6
Other CRE - non-owner occupied	96.0	31.1	22.6	—	104.5
Residential	23.1	(4.3)	—	—	18.8
Residential - EBO	—	—	—	—	—
Construction and land development	30.4	(0.5)	—	—	29.9
Other	2.5	0.1	0.1	—	2.5
Total	$336.7	$47.7	$33.1	$(0.5)	$351.8

	Three Months Ended June 30, 2023
	Balance, March 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Warehouse lending	$6.6	$(1.4)	$—	$—	$5.2
Municipal & nonprofit	18.4	(1.9)	—	—	16.5
Tech & innovation	36.4	(2.8)	—	—	33.6
Equity fund resources	3.3	(1.6)	—	—	1.7
Other commercial and industrial	51.1	5.9	6.0	(0.8)	51.8
CRE - owner occupied	8.6	(0.6)	—	—	8.0
Hotel franchise finance	47.7	(2.0)	—	—	45.7
Other CRE - non-owner occupied	66.4	25.9	2.2	—	90.1
Residential	31.7	2.2	—	—	33.9
Residential - EBO	—	—	—	—	—
Construction and land development	31.5	0.2	—	—	31.7
Other	3.0	(0.1)	—	—	2.9
Total	$304.7	$23.8	$8.2	$(0.8)	$321.1

	Six Months Ended June 30, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2023
	(in millions)
Warehouse lending	$8.4	$(3.2)	$—	$—	$5.2
Municipal & nonprofit	15.9	0.6	—	—	16.5
Tech & innovation	30.8	4.6	1.8	—	33.6
Equity fund resources	6.4	(4.7)	—	—	1.7
Other commercial and industrial	85.9	(24.8)	13.3	(4.0)	51.8
CRE - owner occupied	7.1	0.9	—	—	8.0
Hotel franchise finance	46.9	(1.2)	—	—	45.7
Other CRE - non-owner occupied	47.4	44.9	2.2	—	90.1
Residential	30.4	3.5	—	—	33.9
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	4.3	—	—	31.7
Other	3.1	(0.1)	0.1	—	2.9
Total	$309.7	$24.8	$17.4	$(4.0)	$321.1

Accrued interest receivable of $280 million and $281 million at June 30, 2024 and December 31, 2023, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $3 million and $4 million as of June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$33.1	$44.8	$31.6	$47.0
Provision for (Recovery of) credit losses	2.8	(3.7)	4.3	(5.9)
Balance, end of period	$35.9	$41.1	$35.9	$41.1
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	June 30, 2024
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$7,611	$—	$7,611	$6.5	$—	$6.5
Municipal & nonprofit	1,642	5	1,647	13.4	0.6	14.0
Tech & innovation	3,126	79	3,205	37.0	8.0	45.0
Equity fund resources	943	—	943	1.7	—	1.7
Other commercial and industrial	8,294	179	8,473	63.7	20.6	84.3
CRE - owner occupied	1,713	20	1,733	5.0	—	5.0
Hotel franchise finance	3,547	65	3,612	39.6	—	39.6
Other CRE - non-owner occupied	6,104	233	6,337	81.1	23.4	104.5
Residential	12,970	—	12,970	18.8	—	18.8
Residential EBO	1,085	—	1,085	—	—	—
Construction and land development	4,600	59	4,659	28.4	1.5	29.9
Other	155	—	155	2.5	—	2.5
Total	$51,790	$640	$52,430	$297.7	$54.1	$351.8

	December 31, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$6,618	$—	$6,618	$5.8	$—	$5.8
Municipal & nonprofit	1,548	6	1,554	13.7	1.0	14.7
Tech & innovation	2,729	79	2,808	38.3	3.8	42.1
Equity fund resources	845	—	845	1.3	—	1.3
Other commercial and industrial	7,362	90	7,452	64.6	16.8	81.4
CRE - owner occupied	1,613	45	1,658	6.0	—	6.0
Hotel franchise finance	3,708	147	3,855	33.4	—	33.4
Other CRE - non-owner occupied	5,838	136	5,974	96.0	—	96.0
Residential	13,287	—	13,287	23.1	—	23.1
Residential EBO	1,223	—	1,223	—	—	—
Construction and land development	4,791	71	4,862	30.4	—	30.4
Other	161	—	161	2.5	—	2.5
Total	$49,723	$574	$50,297	$315.1	$21.6	$336.7

Loan Purchases and Sales
During the three and six months ended June 30, 2024, loan purchases totaled $126 million and $515 million, respectively, and consisted primarily of commercial and industrial loans. Loan purchases during the three and six months ended June 30, 2023 totaled $511 million and $1.0 billion, respectively, which consisted primarily of commercial and industrial and residential loans. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and six months ended June 30, 2024 and 2023.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or completion of a loan modification and have demonstrated sustained performance for a period of time. The Company repurchased $104 million and $182 million of such EBO loans during the three and six months ended June 30, 2024, respectively. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the three and six months ended June 30, 2024, the Company sold loans with a carrying value of approximately $151 million and $388 million, respectively. The Company recognized a charge-off of $1.6 million and a net loss of $0.7 million on these loan sales during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company recognized a charge-off of $3.0 million and a net loss of $5.8 million on these loan sales. During the three and six months ended June 30, 2023, loans with a carrying value of approximately $212 million and $1.1 billion, respectively, were transferred to HFS. A net loss of $8.6 million and $25.9 million for the three and six months ended June 30, 2023, respectively, was recognized related to these transfers and any subsequent loan sales.
5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$1,178	$910	$1,124	$1,148
Additions from loans sold with servicing rights retained	214	245	403	387
Carrying value of MSRs sold	(241)	(149)	(397)	(499)
Change in fair value	32	24	92	16
Mark to market adjustments	—	1	—	4
Realization of cash flows	(38)	(24)	(77)	(49)
Balance, end of period	$1,145	$1,007	$1,145	$1,007

Unpaid principal balance of mortgage loans serviced for others	$68,215	$59,705
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three months ended June 30, 2024, MSR sales had a net gain of $0.8 million and the UPB of loans underlying these sales totaled $16.4 billion. During the six months ended June 30, 2024, MSR sales had a net gain of $3.5 million and the UPB of loans underlying these sales totaled $27.2 billion. During the three months ended June 30, 2023, MSR sales had a net gain of $1.7 million and the UPB of loans underlying these sales totaled $8.8 billion. During the six months ended June 30, 2023, MSR sales had a net loss of $8.0 million and the UPB of loans underlying these sales totaled $28.3 billion. As of June 30, 2024 and December 31, 2023, the Company had a remaining receivable balance of $32 million and $41 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $70.1 million and $137.1 million for the three and six months ended June 30, 2024 and $54.0 million and $116.9 million for the three and six months ended June 30, 2023, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.

In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of June 30, 2024 and December 31, 2023, net servicing advances totaled $53 million and $87 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.
The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

June 30, 2024
(in millions)
Fair value of mortgage servicing rights	$1,145
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(63)
Favorable change	57
Discount rate change of 50 basis points
Increase	(22)
Decrease	23
Conditional prepayment rate change of 1%
Increase	(30)
Decrease	33
Cost to service change of 10%
Increase	(14)
Decrease	14
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

6. DEPOSITS
The table below summarizes deposits by type:

	June 30, 2024	December 31, 2023
	(in millions)
Non-interest-bearing deposits	$21,522	$14,520
Interest-bearing demand accounts	17,267	15,916
Savings and money market accounts	17,087	14,791
Time certificates of deposit ($250,000 or more)	1,643	1,478
Other time deposits (1)	8,725	8,628
Total deposits	$66,244	$55,333
(1)    Retail brokered time deposits over $250,000 of $5.5 billion and $5.8 billion as of June 30, 2024 and December 31, 2023, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
A summary of the contractual maturities for all time deposits as of June 30, 2024 is as follows:

(in millions)
2024	$6,493
2025	3,832
2026	36
2027	5
2028	—
Thereafter	2
Total	$10,368
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At June 30, 2024 and December 31, 2023, the Company held wholesale brokered deposits of $6.2 billion and $6.6 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At June 30, 2024, the Company had $13.1 billion of reciprocal deposits, compared to $13.3 billion at December 31, 2023.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $25.0 billion and $17.8 billion at June 30, 2024 and December 31, 2023, respectively. The Company incurred $167.4 million and $87.8 million in deposit related costs on these deposits during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred $298.6 million and $173.4 million, respectively, in deposit related costs on these deposits. These costs are reported as Deposit costs in non-interest expense.

7. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	June 30, 2024	December 31, 2023
	(in millions)
Short-Term:
Federal funds purchased	$—	$175
FHLB advances	5,100	6,200
Repurchase agreements	8	382
Secured borrowings	43	27
Total short-term borrowings	$5,151	$6,784
Long-Term:
Credit linked notes, net	436	446
Total long-term borrowings	$436	$446
Total other borrowings	$5,587	$7,230
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $1.3 billion as of June 30, 2024, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of June 30, 2024 and December 31, 2023, the Company had additional available credit with the FHLB of approximately $8.5 billion and $6.1 billion respectively. The weighted average rate on FHLB advances was 5.66% and 5.67% as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024, the Company had access to approximately $2.3 billion in uncommitted warehouse funding, of which no amounts were drawn. As of December 31, 2023, there were $376 million in warehouse borrowings outstanding at a weighted average borrowing rate of 6.72%.
Other repurchase facilities include overnight customer repurchase agreements. The total carrying value of these repurchase agreements was $8 million and $6 million as of June 30, 2024 and December 31, 2023, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.99% and 6.10% as of June 30, 2024 and December 31, 2023, respectively.

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
The Company's outstanding credit linked note issuances are detailed in the tables below:

June 30, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$87	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	174	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	186	2
Total				$447	$7

December 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$90	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	179	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	191	3
Total				$460	$8
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.8 billion as of June 30, 2024 and December 31, 2023.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.5 billion and $3.6 billion as of June 30, 2024 and December 31, 2023, respectively.
(3)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.6 billion and $3.8 billion as of June 30, 2024 and December 31, 2023, respectively.
During the three and six months ended June 30, 2023, the Company recognized a gain on extinguishment of debt of $0.7 million and $13.4 million related to the payoff of credit linked notes on its warehouse and equity fund resource loans, respectively.

8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

June 30, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$5
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	1
Total				$825	$6

December 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$6
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	1
Total				$825	$7
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
The carrying value of all subordinated debt issuances totaled $819 million and $818 million at June 30, 2024 and December 31, 2023, respectively.
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
The carrying value of junior subordinated debt was $78 million and $77 million as of June 30, 2024 and December 31, 2023, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of June 30, 2024 and December 31, 2023 was 7.92% and 7.93%, respectively.
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

9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors have generally vested over six months, with the 2024 grants vesting over one year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2024 was $1.8 million and $46.6 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and six months ended June 30, 2024, the Company recognized $11.4 million and $23.5 million, in stock-based compensation expense related to employee and WAL director stock grants, compared to $9.1 million and $17.6 million for the three and six months ended June 30, 2023.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. For the 2024 award, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, and relative TSR performance. For the 2023 and 2022 awards, the performance measures are based on achievement of a specified cumulative EPS target and a TSR performance factor. The number of shares issued will vary based on the performance measures that are achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.6 million and $1.6 million, respectively, for such units. During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $1.4 million for such units and a net reversal of expense of $1.1 million, respectively, on unvested performance stock units due to revised performance expectations.
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
Cash Settled Restricted Stock Units
In 2024, the Company began granting cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three and six months ended June 30, 2024, the Company recognized compensation expense of $0.3 million and $0.4 million related to these awards, respectively. There were no such units outstanding during the three and six months ended June 30, 2023.
Deferred Stock Units
In 2024, the Company began granting deferred stock unit awards to certain members of its management team, which are intended to provide retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards granted during the three and six months ended June 30, 2024 was $5.6 million. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the three and six months ended June 30, 2024, the Company recognized $0.5 million in stock-based compensation expense related to these stock grants. There were no such units outstanding during the three and six months ended June 30, 2023.

Preferred Stock
The Company has 12,000,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During the three and six months ended June 30, 2024 and 2023, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million and $6.4 million, respectively.
Cash Dividend on Common Shares
During the three and six months ended June 30, 2024, the Company declared and paid a quarterly cash dividend of $0.37 per share, for a total dividend payment to stockholders of $40.8 million and $81.5 million, respectively. During the three and six months ended June 30, 2023, the Company declared and paid a quarterly cash dividend of $0.36 per share for a total dividend payment to stockholders of $39.4 million and $78.8 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2024, the Company purchased treasury shares of 17,886 and 140,483, respectively, at a weighted average price of $59.07 and $61.23 per share, respectively. During the three and six months ended June 30, 2023, the Company purchased treasury shares of 7,815 and 151,219, respectively, at a weighted average price of $31.96 and $72.49 per share, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, March 31, 2024	$(560.8)	$(0.3)	$2.3	$1.2	$(557.6)
Other comprehensive income (loss) before reclassifications	1.7	—	(0.5)	—	1.2
Amounts reclassified from AOCI	(1.8)	—	—	—	(1.8)
Net current-period other comprehensive loss	(0.1)	—	(0.5)	—	(0.6)
Balance, June 30, 2024	$(560.9)	$(0.3)	$1.8	$1.2	$(558.2)

Balance, March 31, 2023	$(594.3)	$(0.3)	$1.9	$1.2	$(591.5)
Other comprehensive (loss) income before reclassifications	(34.2)	—	5.0	—	(29.2)
Amounts reclassified from AOCI	10.2	—	—	—	10.2
Net current-period other comprehensive (loss) income	(24.0)	—	5.0	—	(19.0)
Balance, June 30, 2023	$(618.3)	$(0.3)	$6.9	$1.2	$(610.5)

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
Other comprehensive loss before reclassifications	(43.2)	—	(1.0)	—	(44.2)
Amounts reclassified from AOCI	(1.1)	—	—	—	(1.1)
Net current-period other comprehensive loss	(44.3)	—	(1.0)	—	(45.3)
Balance, June 30, 2024	$(560.9)	$(0.3)	$1.8	$1.2	$(558.2)

Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive income before reclassifications	25.9	—	3.9	1.2	31.0
Amounts reclassified from AOCI	19.5	—	—	—	19.5
Net current-period other comprehensive income	45.4	—	3.9	1.2	50.5
Balance, June 30, 2023	$(618.3)	$(0.3)	$6.9	$1.2	$(610.5)

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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and is being amortized over the remaining term. At June 30, 2024, the remaining cumulative basis adjustment on the terminated last-of-layer hedges totaled $3 million.
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
The Company also uses derivative financial instruments to manage exposure to interest rate risk within its mortgage banking business related to IRLCs and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward purchase and sale commitments, interest rate futures and interest rate contracts.
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

Fair Value Hedges
As of June 30, 2024 and December 31, 2023, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	June 30, 2024		December 31, 2023
	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets/(Liabilities)	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$3,839	$(77)	$3,875	$(6)
(1)Included in the carrying value of the hedged assets/(liabilities).
(2)As of June 30, 2024, included portfolio layer method derivative instruments with $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $6.5 billion). The cumulative basis adjustment included in the carrying value of these hedged items totaled $(57.4) million.
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

	Three Months Ended June 30,
	2024		2023
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$11.2	$(11.4)	$39.0	$(39.0)

	Six Months Ended June 30,
	2024		2023
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$83.2	$(83.8)	$34.7	$(34.7)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $2.9 million and $5.9 million, respectively in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three and six months ended June 30, 2024 and 2023.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of June 30, 2024, December 31, 2023, and June 30, 2023. The change in the notional amounts of these derivatives from June 30, 2023 to June 30, 2024 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	June 30, 2024			December 31, 2023			June 30, 2023
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$3,866	$78	$—	$3,895	$19	$24	$4,033	$56	$4
Total	$3,866	$78	$—	$3,895	$19	$24	$4,033	$56	$4

Derivatives not designated as hedging instruments:
Foreign currency contracts	$93	$—	$—	$135	$1	$1	$71	$1	$1
Forward contracts	14,514	13	24	13,170	27	55	11,763	27	18
Futures contracts (1)	8,544	—	—	11,030	—	—	12,410	—	—
Interest rate lock commitments	2,781	10	2	1,822	18	—	2,331	6	4
Interest rate contracts	4,487	21	22	3,628	19	20	2,424	14	14
Risk participation agreements	74	—	—	72	—	—	44	—	—
Equity warrants	59	22	—	55	4	—	—	—	—
Total	$30,552	$66	$48	$29,912	$69	$76	$29,043	$48	$37
Margin		121	1		202	(9)		85	12
Total, including margin	$30,552	$187	$49	$29,912	$271	$67	$29,043	$133	$49
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	June 30, 2024			December 31, 2023			June 30, 2023
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Forward contracts	$13	$—	$13	$27	$—	$27	$27	$—	$27
Interest rate contracts	94	—	94	31	—	31	70	—	70
Margin	121	—	121	202	—	202	85	—	85
Netting	—	(21)	(21)	—	(67)	(67)	—	(28)	(28)
	$228	$(21)	$207	$260	$(67)	$193	$182	$(28)	$154
Liabilities
Foreign currency contracts	$—	$—	$—	$(1)	$—	$(1)	$—	$—	$—
Forward contracts	(22)	—	(22)	(55)	—	(55)	(18)	—	(18)
Interest rate contracts	(4)	—	(4)	(31)	—	(31)	(4)	—	(4)
Margin	(1)	—	(1)	9	—	9	(12)	—	(12)
Netting	—	21	21	—	67	67	—	28	28
	$(27)	$21	$(6)	$(78)	$67	$(11)	$(34)	$28	$(6)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$—	$—	$—	$1	$—	$1	$1	$—	$1
Interest rate lock commitments	10	—	10	18	—	18	6	—	6
Interest rate contracts	5	—	5	7	—	7	—	—	—
Equity warrants	22	—	22	4	—	4	—	—	—
	$37	$—	$37	$30	$—	$30	$7	$—	$7
Liabilities
Foreign currency contracts	$—	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Forward contracts	(2)	—	(2)	—	—	—	—	—	—
Interest rate lock commitments	(2)	—	(2)	—	—	—	(4)	—	(4)
Interest rate contracts	(18)	—	(18)	(13)	—	(13)	(14)	—	(14)
	$(22)	$—	$(22)	$(13)	$—	$(13)	$(19)	$—	$(19)
Total derivatives and margin
Assets	$265	$(21)	$244	$290	$(67)	$223	$189	$(28)	$161
Liabilities	$(49)	$21	$(28)	$(91)	$67	$(24)	$(53)	$28	$(25)

The following table summarizes the net gain (loss) on derivatives included in the below non-interest income line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(2.3)	$(11.1)	$(10.4)	$0.3
Forward contracts	9.3	55.6	26.0	18.8
Interest rate contracts	(0.7)	(4.6)	(2.9)	(3.3)
Other contracts	0.3	2.2	0.9	1.8
Net gain on derivatives	$6.6	$42.1	$13.6	$17.6

Net loan servicing revenue:
Forward contracts	$(11.2)	$(13.2)	$(27.5)	$(14.7)
Futures contracts	3.7	18.7	14.4	14.7
Interest rate contracts	(16.7)	(36.5)	(53.0)	(17.6)
Net loss on derivatives	$(24.2)	$(31.0)	$(66.1)	$(17.6)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At June 30, 2024, December 31, 2023, and June 30, 2023 collateral pledged by the Company to counterparties for its derivatives totaled $130 million, $216 million, and $90 million, respectively.
12. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Weighted average shares - basic	108.6	108.3	108.6	108.2
Dilutive effect of stock awards	0.5	—	0.5	0.1
Weighted average shares - diluted	109.1	108.3	109.1	108.3
Net income available to common stockholders	$190.4	$212.5	$364.6	$351.5

Earnings per Common Share:
Basic	$1.75	$1.96	$3.36	$3.25
Diluted	1.75	1.96	3.34	3.24

Antidilutive restricted stock outstanding	—	0.4	—	0.2

13. INCOME TAXES
The Company's effective tax rate was 21.9% and 17.1% for the three months ended June 30, 2024 and 2023, respectively, and 22.7% and 19.5% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rates for the three and six month periods ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in nondeductible insurance premiums and a decrease in expected investment tax credit benefits during 2024.
As of June 30, 2024, the net DTA balance totaled $276 million, a decrease of $11 million from $287 million at December 31, 2023. This overall decrease in the net DTA was primarily the result of an increase in DTLs related to MSRs that were partially offset by decreases in the fair market value of AFS securities, paired with increases in credit carryovers and state net operating losses.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $276 million at June 30, 2024 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2024 and December 31, 2023, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $537 million and $573 million as of June 30, 2024 and December 31, 2023, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $305 million and $322 million as of June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, amortization related to LIHTC investments of $17.1 million and $27.7 million, respectively, was recognized as a component of income tax expense. For the six months ended June 30, 2024 and 2023, amortization related to LIHTC investments of $35.7 million and $39.0 million, respectively, was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $749 at June 30, 2024 and $989 at December 31, 2023	$12,746	$13,291
Credit card commitments and financial guarantees	448	418
Letters of credit, including unsecured letters of credit of $2 at June 30, 2024 and $4 at December 31, 2023	261	222
Total	$13,455	$13,931

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $36 million and $32 million as of June 30, 2024 and December 31, 2023, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $32 million as of June 30, 2024 and December 31, 2023.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 41% and 38% of the Company's HFI loan portfolio as of June 30, 2024 and December 31, 2023, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2024 and December 31, 2023, CRE related loans accounted for approximately 31% and 33% of total loans, respectively. Approximately 16% of CRE loans, excluding construction and land loans, were owner-occupied as of June 30, 2024 and December 31, 2023. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of June 30, 2024 and December 31, 2023.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, and other offices. During the three and six months ended June 30, 2024, operating lease costs totaled $7.1 million and $14.1 million, respectively, compared to $7.1 million and $14.5 million, respectively, for the three and six months ended June 30, 2023. Other lease costs, which include common area maintenance, parking, and taxes, and were included as occupancy expense, totaled $1.6 million and $3.1 million, respectively, during the three and six months ended June 30, 2024, compared to $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2023.

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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Unrealized (losses) gains	$(0.7)	$6.7	$(1.4)	$5.2
Changes included in OCI, net of tax	(0.5)	5.0	(1.0)	3.9
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
Derivative financial instruments: Forward contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market prices, contracted selling prices, or a market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for estimated pull-through rates. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience. Equity warrants are measured using a Black-Scholes option pricing model based on contractual strike price, expected term, the risk-free interest rate, and volatility, adjusted for a lack of marketability. The volatility input is considered Level 3 as the underlying equity is not publicly traded and is determined using comparable publicly traded companies.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates it will pay the debt according to its contractual terms.
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2024	(in millions)
Assets:
Available-for-sale debt securities
U.S. Treasury securities	$6,372	$—	$—	$6,372
Residential MBS issued by GSEs	—	5,876	—	5,876
Private label residential MBS	—	1,053	—	1,053
Tax-exempt	—	855	—	855
Commercial MBS issued by GSEs	—	628	—	628
CLO	$—	$460	$—	$460
Corporate debt securities	—	370	—	370
Other	29	38	—	67
Total AFS debt securities	$6,401	$9,280	$—	$15,681
Equity securities
Preferred stock	$88	$—	$—	$88
CRA investments	26	—	—	26
Total equity securities	$114	$—	$—	$114
Loans HFS (2)	$—	$1,974	$3	$1,977
MSRs	—	—	1,145	1,145
Derivative assets (1)	—	112	32	144
Liabilities:
Junior subordinated debt (3)	$—	$—	$64	$64
Derivative liabilities (1)	—	46	2	48
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $77 million as of June 30, 2024 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $121 million and $1 million, respectively.
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$(63.5)	$(64.0)	$(62.8)	$(62.5)
Change in fair value (1)	(0.7)	6.7	(1.4)	5.2
Ending balance	$(64.2)	$(57.3)	$(64.2)	$(57.3)
(1)Unrealized losses attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(0.5) million and $5.0 million for three months ended June 30, 2024 and 2023, respectively, and $(1.0) million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	June 30, 2024	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$64	Discounted cash flow	Implied credit rating of the Company	8.60%

	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.92%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2024 and December 31, 2023 was the implied credit risk for the Company. As of June 30, 2024 and December 31, 2023, the

implied credit risk spread was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes.
As of June 30, 2024, the Company estimates the discount rate at 8.60%, which represents an implied credit spread of 3.27% plus three-month SOFR (5.33%). As of December 31, 2023, the Company estimated the discount rate at 8.92%, which was a 3.59% credit spread plus three-month SOFR (5.33%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	MSRs	IRLCs (1)	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,178	$10	$1,124	$18
Purchases and additions	214	4,577	403	8,637
Sales and payments	(241)	—	(397)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(4,580)	—	(8,647)
Change in fair value	32	1	92	—
Realization of cash flows	(38)	—	(77)	—
Balance, end of period	$1,145	$8	$1,145	$8
Changes in unrealized gains for the period (2)	$31	$7	$69	$7

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	MSRs	IRLCs (1)	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$910	$14	$1,148	$2
Purchases and additions	245	4,210	387	7,156
Sales and payments	(149)	—	(499)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(4,219)	—	(7,154)
Change in fair value	24	(3)	16	(2)
Mark to market adjustments	1	—	4	—
Realization of cash flows	(24)	—	(49)	—
Balance, end of period	$1,007	$2	$1,007	$2
Changes in unrealized gains for the period (2)	$31	$2	$31	$2
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		June 30, 2024
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	(29) - 232	192
	Conditional prepayment rate (1)	9.3% - 22.4%	16.3%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	34.3
	Cost to service	$75 - $95	$84
IRLCs:	Servicing fee multiple	3.7 - 5.8	4.7
	Pull-through rate	72% - 100%	87%

		December 31, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	29 - 253	213
	Conditional prepayment rate (1)	9.5% - 23.9%	17.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	35.6
	Cost to service	$93 - $100	$95
IRLCs:	Servicing fee multiple	3.2 - 5.4	4.3
	Pull-through rate	68% - 100%	89%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	June 30, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$1,977	$1,914	$63	$1,379	$1,319	$60
90 days or more delinquent	—	—	—	1	2	(1)
Total	$1,977	$1,914	$63	$1,380	$1,321	$59

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of June 30, 2024:
Loans HFI	$348	$—	$—	$348
Other assets acquired through foreclosure	8	—	—	8
As of December 31, 2023:
Loans HFI	$379	$—	$—	$379
Other assets acquired through foreclosure	8	—	—	8
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2024	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$348	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$379	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $348 million and $379 million at June 30, 2024 and December 31, 2023, respectively, net of a specific ACL of $28 million and $10 million at June 30, 2024 and December 31, 2023, respectively.

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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $8 million of such assets at June 30, 2024 and December 31, 2023.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,482	$—	$1,265	$—	$1,265
AFS	15,681	6,401	9,280	—	15,681
Equity	114	114	—	—	114
Derivative assets (1)	144	—	112	32	144
Loans HFS	2,007	—	1,978	29	2,007
Loans HFI, net	52,078	—	—	50,197	50,197
Mortgage servicing rights	1,145	—	—	1,145	1,145
Accrued interest receivable	382	—	382	—	382
Financial liabilities:
Deposits	$66,244	$—	$66,280	$—	$66,280
Other borrowings	5,587	—	5,554	—	5,554
Qualifying debt	897	—	745	78	823
Derivative liabilities (1)	48	—	46	2	48
Accrued interest payable	163	—	163	—	163
(1)    Derivative assets and liabilities exclude margin of $121 million and $1 million, respectively.

	December 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,429	$—	$1,251	$—	$1,251
AFS	11,165	4,881	6,284	—	11,165
Equity securities	126	126	—	—	126
Derivative assets (1)	84	—	66	18	84
Loans HFS	1,402	—	1,379	23	1,402
Loans HFI, net	49,960	—	—	46,877	46,877
Mortgage servicing rights	1,124	—	—	1,124	1,124
Accrued interest receivable	370	—	370	—	370
Financial liabilities:
Deposits	$55,333	$—	$55,379	$—	$55,379
Other borrowings	7,230	—	7,192	—	7,192
Qualifying debt	895	—	734	76	810
Derivative liabilities (1)	100	—	100	—	100
Accrued interest payable	151	—	151	—	151
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at June 30, 2024 and December 31, 2023 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at June 30, 2024 and December 31, 2023.

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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2024:	(in millions)
Assets:
Cash, cash equivalents, and investments	$21,345	$11	$—	$21,334
Loans HFS	2,007	—	2,007	—
Loans HFI, net of deferred fees and costs	52,430	31,044	21,386	—
Less: allowance for credit losses	(352)	(301)	(51)	—
Net loans HFI	52,078	30,743	21,335	—
Other assets acquired through foreclosure, net	8	8	—	—
Goodwill and other intangible assets, net	664	291	373	—
Other assets	4,479	433	1,892	2,154
Total assets	$80,581	$31,486	$25,607	$23,488
Liabilities:
Deposits	$66,244	$25,326	$34,457	$6,461
Borrowings and qualifying debt	6,484	8	43	6,433
Other liabilities	1,519	206	474	839
Total liabilities	74,247	25,540	34,974	13,733
Allocated equity:	6,334	2,702	1,839	1,793
Total liabilities and stockholders' equity	$80,581	$28,242	$36,813	$15,526
Excess funds provided (used)	—	(3,244)	11,206	(7,962)

Income Statement:
Three Months Ended June 30, 2024:	(in millions)
Net interest income	$656.6	$292.2	$339.0	$25.4
Provision for credit losses	37.1	36.1	1.0	—
Net interest income after provision for credit losses	619.5	256.1	338.0	25.4
Non-interest income	115.2	23.1	89.9	2.2
Non-interest expense	486.8	150.8	331.1	4.9
Income before provision for income taxes	247.9	128.4	96.8	22.7
Income tax expense	54.3	28.0	21.5	4.8
Net income	$193.6	$100.4	$75.3	$17.9

Six Months Ended June 30, 2024:	(in millions)
Net interest income	$1,255.5	$581.1	$631.6	$42.8
Provision for credit losses	52.3	51.4	0.6	0.3
Net interest income after provision for credit losses	1,203.2	529.7	631.0	42.5
Non-interest income	245.1	49.2	185.6	10.3
Non-interest expense	968.6	306.8	627.0	34.8
Income before provision for income taxes	479.7	272.1	189.6	18.0
Income tax expense	108.7	61.7	43.3	3.7
Net income	$371.0	$210.4	$146.3	$14.3

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2023:	(in millions)
Assets:
Cash, cash equivalents, and investments	$14,569	$13	$125	$14,431
Loans held for sale	1,402	—	1,402	—
Loans, net of deferred fees and costs	50,297	29,136	21,161	—
Less: allowance for credit losses	(337)	(284)	(53)	—
Total loans	49,960	28,852	21,108	—
Other assets acquired through foreclosure, net	8	8	—	—
Goodwill and other intangible assets, net	669	292	377	—
Other assets	4,254	390	1,826	2,038
Total assets	$70,862	$29,555	$24,838	$16,469
Liabilities:
Deposits	$55,333	$23,897	$24,925	$6,511
Borrowings and qualifying debt	8,125	7	402	7,716
Other liabilities	1,326	109	338	879
Total liabilities	64,784	24,013	25,665	15,106
Allocated equity:	6,078	2,555	1,790	1,733
Total liabilities and stockholders' equity	$70,862	$26,568	$27,455	$16,839
Excess funds provided (used)	—	(2,987)	2,617	370

Income Statements:
Three Months Ended June 30, 2023:	(in millions)
Net interest income	$550.3	$356.5	$204.8	$(11.0)
Provision for credit losses	21.8	18.2	1.9	1.7
Net interest income (expense) after provision for credit losses	528.5	338.3	202.9	(12.7)
Non-interest income	119.0	30.8	86.1	2.1
Non-interest expense	387.4	147.7	232.3	7.4
Income (loss) before provision for income taxes	260.1	221.4	56.7	(18.0)
Income tax expense (benefit)	44.4	43.4	11.2	(10.2)
Net income (loss)	$215.7	$178.0	$45.5	$(7.8)

Six Months Ended June 30, 2023:	(in millions)
Net interest income	$1,160.2	$746.0	$404.0	$10.2
Provision for credit losses	41.2	15.6	3.4	22.2
Net interest income (expense) after provision for credit losses	1,119.0	730.4	400.6	(12.0)
Non-interest income	61.0	(65.9)	137.1	(10.2)
Non-interest expense	735.3	283.6	424.4	27.3
Income (loss) before provision for income taxes	444.7	380.9	113.3	(49.5)
Income tax expense (benefit)	86.8	81.9	24.0	(19.1)
Net income (loss)	$357.9	$299.0	$89.3	$(30.4)
17. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees. These revenues totaled $16.9 million and $24.3 million for the three months ended June 30, 2024 and 2023, respectively, and $30.7 million and $38.3 million for the six months ended June 30, 2024 and 2023, respectively. The Company had no material unsatisfied performance obligations as of June 30, 2024 or December 31, 2023.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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

Recent Banking Industry and Market Developments
Banking Industry
In November 2023, the FDIC approved a final rule implementing a special assessment to recover losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base is equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. The special assessment will be collected over an eight-quarter collection period, at a quarterly rate of 3.36 basis points, with the first quarterly assessment period beginning on January 1, 2024. The amount of the total special assessment is subject to adjustment and will not be finalized by the FDIC until after termination of the receiverships. The Company recognized a reduction to expense of $6.0 million during the three months ended June 30, 2024 and a net charge of $11.6 million during the six months ended June 30, 2024 due to adjustments to the loss estimate.
Market Developments
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 31% and 33% of total loans at June 30, 2024 and December 31, 2023, respectively. Approximately 16% of CRE loans, excluding construction and land loans, were owner occupied at June 30, 2024 and December 31, 2023, and approximately 5% were non-owner occupied office loans at June 30, 2024 and December 31, 2023. As elevated focus on the evolving industry dynamics facing the CRE market have emerged over the past year, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit growth of its CRE portfolio, as further discussed in “Item 1. Business, Lending Activities – Asset Quality” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended June 30, 2024, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $17.6 million, which related to one office property. While the Company believes that its increased monitoring efforts to provide earlier identification of potential stressed loans and proactive engagement with borrowers has helped the Company assess its credit related exposure to this portfolio segment and establish adequate reserve levels, CRE market conditions may worsen, which could result in deterioration of asset quality in this portfolio.

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
Financial Results Highlights for the Second Quarter of 2024
•Net income available to common stockholders of $190.4 million, compared to $212.5 million for the second quarter 2023
•Diluted earnings per share of $1.75, compared to $1.96 per share for the second quarter 2023
•Net revenue of $771.8 million, compared to $669.3 million for the second quarter 2023, with non-interest expense of $486.8 million, compared to $387.4 million for the second quarter 2023
•PPNR of $285.0 million, up 1.1% from $281.9 million in the second quarter 20231
•Total loans HFI of $52.4 billion, up $2.1 billion, or 4.2%, from December 31, 2023
•Total deposits of $66.2 billion, up $10.9 billion, or 19.7%, from December 31, 2023
•Stockholders' equity of $6.3 billion, an increase of $256 million from December 31, 2023
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.51% of total assets compared to 0.40% at December 31, 2023
•Annualized net loan charge-offs to average loans outstanding of 0.18%, compared to 0.06% for the second quarter 2023
•Net interest margin of 3.63%, increased from 3.42% in the second quarter 2023
•Tangible common equity ratio of 6.7%, a decrease compared to 7.3% at December 31, 20231
•Book value per common share of $54.80, an increase of 3.8% from $52.81 at December 31, 2023
•Tangible book value per share, net of tax, of $48.79, an increase of $2.07, or 4.4%, from $46.72 at December 31, 20231
•Efficiency ratio of 62.3% in the second quarter 2024, compared to 57.1% in the second quarter 20231
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2024.
1 See Non-GAAP Financial Measures section beginning on page 63.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income	$193.6	$215.7	$371.0	$357.9
Net income available to common stockholders	190.4	212.5	364.6	351.5
Earnings per share - basic	1.75	1.96	3.36	3.25
Earnings per share - diluted	1.75	1.96	3.34	3.24
Return on average assets	0.99%	1.23%	0.99%	1.02%
Return on average equity	12.3	15.3	11.9	12.8
Return on average tangible common equity (1)	14.3	18.2	13.8	15.2
Net interest margin	3.63	3.42	3.61	3.60
(1) See Non-GAAP Financial Measures section beginning on page 63.

	June 30, 2024	December 31, 2023
	(in millions)
Total assets	$80,581	$70,862
Loans HFS	2,007	1,402
Loans HFI, net of deferred fees and costs	52,430	50,297
Investment securities, net of allowance for credit losses	17,268	12,712
Total deposits	66,244	55,333
Other borrowings	5,587	7,230
Qualifying debt	897	895
Stockholders' equity	6,334	6,078
Tangible common equity, net of tax (1)	5,377	5,116
(1) See Non-GAAP Financial Measures section beginning on page 63.
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

	June 30, 2024	December 31, 2023
	(dollars in millions)
Nonaccrual loans	$401	$273
Repossessed assets	8	8
Non-performing assets	494	418
Nonaccrual loans to funded loans	0.76%	0.54%
Nonaccrual and repossessed assets to total assets	0.51	0.40
Allowance for loan losses to funded loans	0.67	0.67
Allowance for credit losses to funded loans	0.74	0.73
Net charge-offs to average loans outstanding (1)	0.18	0.06
(1)Annualized on an actual/actual basis for the three months ended June 30, 2024. Actual year-to-date for the year ended December 31, 2023.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $80.6 billion at June 30, 2024 from $70.9 billion at December 31, 2023. The increase in total assets of $9.7 billion, or 13.7%, was primarily driven by an increase in deposits, which contributed to increases in investment securities and cash of $4.6 billion and $2.5 billion, respectively, and funded HFI loan growth of $2.1 billion. Loans HFI increased by $2.1 billion, or 4.2%, to $52.4 billion as of June 30, 2024, compared to $50.3 billion as of December 31, 2023. Commercial and industrial loans primarily drove the increase in loans HFI, increasing $2.6 billion from December 31, 2023, which was partially offset by decreases in residential real estate and construction and land development loans of $333 million and $177 million, respectively. Loans HFS increased $605 million from $1.4 billion as of December 31, 2023 primairly due to an increase in agency-conforming and non-EBO loans.
Total deposits increased $10.9 billion, or 19.7%, to $66.2 billion as of June 30, 2024 from $55.3 billion as of December 31, 2023. By type, the increase in deposits from December 31, 2023 was driven by an increase of $7.0 billion in non-interest bearing deposits, $2.3 billion in savings and money market accounts, $1.4 billion in interest bearing demand deposits, and $262 million in certificates of deposit.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,147.5	$1,000.8	$146.7	$2,202.5	$1,969.7	$232.8
Interest expense	490.9	450.5	40.4	947.0	809.5	137.5
Net interest income	656.6	550.3	106.3	1,255.5	1,160.2	95.3
Provision for credit losses	37.1	21.8	15.3	52.3	41.2	11.1
Net interest income after provision for credit losses	619.5	528.5	91.0	1,203.2	1,119.0	84.2
Non-interest income	115.2	119.0	(3.8)	245.1	61.0	184.1
Non-interest expense	486.8	387.4	99.4	968.6	735.3	233.3
Income before provision for income taxes	247.9	260.1	(12.2)	479.7	444.7	35.0
Income tax expense	54.3	44.4	9.9	108.7	86.8	21.9
Net income	193.6	215.7	(22.1)	371.0	357.9	13.1
Dividends on preferred stock	3.2	3.2	—	6.4	6.4	—
Net income available to common stockholders	$190.4	$212.5	$(22.1)	$364.6	$351.5	$13.1
Earnings per share:
Basic	$1.75	$1.96	$(0.21)	$3.36	$3.25	$0.11
Diluted	1.75	1.96	(0.21)	3.34	3.24	0.10

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net interest income	$656.6	$550.3	$1,255.5	$1,160.2
Total non-interest income	115.2	119.0	245.1	61.0
Net revenue	$771.8	$669.3	$1,500.6	$1,221.2
Total non-interest expense	486.8	387.4	968.6	735.3
Pre-provision net revenue	$285.0	$281.9	$532.0	$485.9
Less:
Provision for credit losses	37.1	21.8	52.3	41.2
Income tax expense	54.3	44.4	108.7	86.8
Net income	$193.6	$215.7	$371.0	$357.9
Pre-Provision Net Revenue, Excluding FDIC Special Assessment
The following table shows PPNR for the three and six months ended June 30, 2024, adjusted to exclude the FDIC special assessment, which management believes is more comparable to historical earnings trends:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(in millions)
Pre-provision net revenue	$285.0	$532.0
FDIC special assessment	(6.0)	11.6
Pre-provision net revenue, excluding FDIC special assessment	$279.0	$543.6
Less:
Provision for credit losses	37.1	52.3
Income tax expense	54.3	108.7
FDIC special assessment	(6.0)	11.6
Net income	$193.6	$371.0

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Total non-interest expense	$486.8	$387.4	$968.6	$735.3
Less: Deposit costs	173.7	91.0	310.7	177.9
Total non-interest expense, excluding deposit costs	313.1	296.4	657.9	557.4
Divided by:
Total net interest income	656.6	550.3	1,255.5	1,160.2
Plus:
Tax equivalent interest adjustment	9.9	8.7	19.5	17.5
Total non-interest income	115.2	119.0	245.1	61.0
Less: Deposit costs	173.7	91.0	310.7	177.9
	$608.0	$587.0	$1,209.4	$1,060.8
Efficiency ratio - tax equivalent basis	62.3%	57.1%	63.7%	59.4%
Efficiency ratio - tax equivalent basis, adjusted	51.5	50.5	54.4	52.5
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

	June 30, 2024	December 31, 2023
	(dollars and shares in millions)
Total stockholders' equity	$6,334	$6,078
Less:
Goodwill and intangible assets	664	669
Preferred stock	295	295
Total tangible common stockholders' equity	5,375	5,114
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$5,377	$5,116

Total assets	$80,581	$70,862
Less: goodwill and intangible assets, net	664	669
Tangible assets	79,917	70,193
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$79,919	$70,195

Tangible common equity ratio	6.7%	7.3%
Common shares outstanding	110.2	109.5
Book value per common share	$54.80	$52.81
Tangible book value per common share, net of tax	48.79	46.72

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Net income available to common stockholders	$190.4	$212.5	$364.6	$351.5
Divided by:
Average stockholders' equity	$6,330	$5,652	$6,257	$5,620
Less:
Average goodwill and intangible assets	666	676	667	677
Average preferred stock	295	295	295	295
Average tangible common equity	$5,369	$4,681	$5,295	$4,648
Return on average tangible common equity	14.3%	18.2%	13.8%	15.2%

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. Accordingly, capital ratios and amounts for 2024 include a 25% capital benefit that resulted from the increased ACL related to the adoption of ASC 326, compared to a 50% capital benefit for 2023.

	June 30, 2024	December 31, 2023
	(dollars in millions)
Common equity tier 1:
Common equity	$6,052	$5,807
Less:
Non-qualifying goodwill and intangibles	651	658
Disallowed deferred tax asset	13	3
AOCI related adjustments	(560)	(516)
Unrealized gain on changes in fair value liabilities	2	3
Common equity tier 1	$5,946	$5,659
Divided by: Risk-weighted assets	$54,028	$52,517
Common equity tier 1 ratio	11.0%	10.8%

Common equity tier 1	$5,946	$5,659
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$6,322	$6,035
Divided by: Tangible average assets	$78,696	$70,295
Tier 1 leverage ratio	8.0%	8.6%

Total capital:
Tier 1 capital	$6,322	$6,035
Plus:
Subordinated debt	819	818
Adjusted allowances for credit losses	382	348
Tier 2 capital	$1,201	$1,166

Total capital	$7,523	$7,201
Total capital ratio	13.9%	13.7%

Classified assets to tier 1 capital plus allowance:
Classified assets	$748	$673
Divided by: Tier 1 capital	6,322	6,035
Plus: Adjusted allowances for credit losses	382	348
Total Tier 1 capital plus adjusted allowances for credit losses	$6,704	$6,383
Classified assets to tier 1 capital plus allowance	11.2%	10.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$2,860	$43.0	6.05%	$6,343	$105.2	6.65%
Loans HFI:
Commercial and industrial	19,913	370.1	7.54	15,712	302.3	7.78
CRE - non-owner-occupied	9,680	185.0	7.69	9,754	180.7	7.44
CRE - owner-occupied	1,865	28.5	6.24	1,816	25.1	5.66
Construction and land development	4,740	112.3	9.53	4,420	103.6	9.40
Residential real estate	14,531	157.0	4.35	15,006	139.0	3.72
Consumer	48	0.8	6.94	73	1.3	7.15
Total loans HFI (1), (2), (3)	50,777	853.7	6.79	46,781	752.0	6.48
Securities:
Securities - taxable	14,029	166.5	4.77	7,879	91.4	4.65
Securities - tax-exempt	2,221	24.0	5.45	2,062	21.0	5.12
Total securities (1)	16,250	190.5	4.87	9,941	112.4	4.76
Cash and other	3,983	60.3	6.09	2,584	31.2	4.84
Total interest earning assets	73,870	1,147.5	6.30	65,649	1,000.8	6.17
Non-interest earning assets
Cash and due from banks	294			259
Allowance for credit losses	(350)			(314)
Bank owned life insurance	187			183
Other assets	4,554			4,361
Total assets	$78,555			$70,138
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing demand accounts	$17,276	$131.2	3.05%	$11,893	$80.2	2.71%
Savings and money market accounts	16,579	146.2	3.55	13,167	87.2	2.66
Certificates of deposit	10,427	132.9	5.12	7,626	83.7	4.40
Total interest-bearing deposits	44,282	410.3	3.73	32,686	251.1	3.08
Short-term borrowings	4,165	58.9	5.69	12,195	170.4	5.60
Long-term debt	437	12.1	11.19	826	19.5	9.45
Qualifying debt	896	9.6	4.28	895	9.5	4.27
Total interest-bearing liabilities	49,780	490.9	3.97	46,602	450.5	3.88
Interest cost of funding earning assets			2.67			2.75
Non-interest-bearing liabilities
Non-interest-bearing deposits	20,996			16,701
Other liabilities	1,449			1,183
Stockholders’ equity	6,330			5,652
Total liabilities and stockholders' equity	$78,555			$70,138
Net interest income and margin (4)		$656.6	3.63%		$550.3	3.42%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $9.9 million and $8.7 million for the three months ended June 30, 2024 and 2023, respectively.
(2)Included in the yield computation are net loan fees of $32.1 million and $36.8 million for the three months ended June 30, 2024 and 2023, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$2,638	$82.1	6.26%	$4,260	$136.5	6.46%
Loans HFI:
Commercial and industrial	19,329	715.8	7.51	18,083	670.5	7.54
CRE - non-owner occupied	9,574	370.1	7.78	9,638	350.1	7.33
CRE - owner occupied	1,836	55.3	6.15	1,812	49.7	5.64
Construction and land development	4,831	229.4	9.55	4,325	196.8	9.18
Residential real estate	14,626	314.0	4.32	15,420	283.8	3.71
Consumer	55	1.9	7.13	73	2.5	6.99
Total loans HFI (1), (2), (3)	50,251	1,686.5	6.78	49,351	1,553.4	6.38
Securities:
Securities - taxable	12,373	287.6	4.67	7,271	166.6	4.62
Securities - tax-exempt	2,213	46.9	5.34	2,090	41.9	5.06
Total securities (1)	14,586	334.5	4.78	9,361	208.5	4.72
Cash and other	3,468	99.4	5.77	2,956	71.3	4.86
Total interest earning assets	70,943	2,202.5	6.30	65,928	1,969.7	6.08
Non-interest earning assets
Cash and due from banks	289			262
Allowance for credit losses	(349)			(314)
Bank owned life insurance	187			183
Other assets	4,548			4,644
Total assets	$75,618			$70,703
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing demand accounts	$16,812	$253.2	3.03%	$11,217	$148.5	2.67%
Savings and money market accounts	15,913	276.1	3.49	15,604	202.7	2.62
Certificates of deposit	10,278	261.6	5.12	6,578	131.5	4.03
Total interest-bearing deposits	43,003	790.9	3.70	33,399	482.7	2.90
Short-term borrowings	3,940	112.6	5.75	9,757	258.0	5.33
Long-term debt	441	24.4	11.13	1,049	50.0	9.62
Qualifying debt	895	19.1	4.28	894	18.8	4.24
Total interest-bearing liabilities	48,279	947.0	3.94	45,099	809.5	3.62
Interest cost of funding earning assets			2.69			2.48
Non-interest-bearing liabilities
Non-interest-bearing deposits	19,589			18,600
Other liabilities	1,493			1,384
Stockholders’ equity	6,257			5,620
Total liabilities and stockholders' equity	$75,618			$70,703
Net interest income and margin (4)		$1,255.5	3.61%		$1,160.2	3.60%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $19.5 million and $17.5 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Included in the yield computation are net loan fees of $65.2 million and $72.4 million for the six months ended June 30, 2024 and 2023, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 versus 2023			2024 versus 2023
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$(52.4)	$(9.8)	$(62.2)	$(50.5)	$(3.9)	$(54.4)
Loans HFI:
Commercial and industrial	78.1	(10.3)	67.8	46.1	(0.8)	45.3
CRE - non-owner occupied	(1.4)	5.7	4.3	(2.5)	22.5	20.0
CRE - owner-occupied	0.7	2.7	3.4	0.7	4.9	5.6
Construction and land development	7.6	1.1	8.7	24.0	8.6	32.6
Residential real estate	(5.1)	23.1	18.0	(17.0)	47.2	30.2
Consumer	(0.4)	(0.1)	(0.5)	(0.6)	—	(0.6)
Total loans HFI	79.5	22.2	101.7	50.7	82.4	133.1
Securities:
Securities - taxable	73.0	2.1	75.1	118.6	2.4	121.0
Securities - tax-exempt	1.7	1.3	3.0	2.6	2.4	5.0
Total securities	74.7	3.4	78.1	121.2	4.8	126.0
Cash and other	21.2	7.9	29.1	14.7	13.4	28.1
Total interest income	123.0	23.7	146.7	136.1	96.7	232.8

Interest expense:
Interest-bearing demand accounts	40.9	10.1	51.0	84.3	20.4	104.7
Savings and money market accounts	30.1	28.9	59.0	5.4	68.0	73.4
Certificates of deposit	35.7	13.5	49.2	94.2	35.9	130.1
Total deposits	106.7	52.5	159.2	183.9	124.3	308.2
Short-term borrowings	(113.6)	2.1	(111.5)	(166.2)	20.8	(145.4)
Long-term debt	(10.8)	3.4	(7.4)	(33.7)	8.1	(25.6)
Qualifying debt	—	0.1	0.1	—	0.3	0.3
Total interest expense	(17.7)	58.1	40.4	(16.0)	153.5	137.5

Net change	$140.7	$(34.4)	$106.3	$152.1	$(56.8)	$95.3
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2024, interest income was $1.1 billion, an increase of $146.7 million, or 14.7%, compared to $1.0 billion for the three months ended June 30, 2023. This increase was primarily the result of a $101.7 million increase in interest income from loans HFI that was driven by higher average HFI loan balances of $4.0 billion and higher yields and a $78.1 million increase in interest income from investment securities due primarily to an increase in the average investment balance of $6.3 billion. The increase in interest income was also the result of a $29.1 million increase in interest income from cash and other, largely driven by higher average cash and other balances of $1.4 billion. These increases were partially offset by a $62.2 million decrease in interest income from loans HFS driven by lower average HFS loan balances of $3.5 billion.
For the six months ended June 30, 2024, interest income was $2.2 billion, an increase of $232.8 million, or 11.8%, compared to $2.0 billion for the six months ended June 30, 2023. This increase was primarily the result of a $133.1 million increase in interest income from loans HFI driven by higher rates coupled with a $900 million increase in the average HFI loan balance and a $126.0 million increase in investment income from investment securities due primarily to an increase in the average investment balance of $5.2 billion. These increases were offset in part by a decrease in interest income from loans HFS of $54.4 million driven by a lower average HFS loan balance of $1.6 billion.
For the three months ended June 30, 2024, interest expense was $490.9 million, an increase of $40.4 million, or 9.0%, compared to $450.5 million for the three months ended June 30, 2023. The increase in interest expense was due to an increase in interest expense on deposits of $159.2 million driven by an $11.6 billion increase in the average interest-bearing deposit balance and increased interest rates, partially offset by a $118.9 million decrease in interest expense on total borrowings resulting from a decrease in average borrowing balances of $8.4 billion.

For the six months ended June 30, 2024, interest expense was $947.0 million, an increase of $137.5 million, or 17.0%, compared to $809.5 million for the six months ended June 30, 2023. Interest expense on deposits increased $308.2 million for the same period driven by a $9.6 billion increase in average interest-bearing deposits and increased interest rates, partially offset by a $171.0 million decrease in interest expense on total borrowings resulting from a decrease in average borrowing balances of $6.4 billion.
For the three months ended June 30, 2024, net interest income totaled $656.6 million, an increase of $106.3 million, or 19.3%, compared to $550.3 million for the three months ended June 30, 2023. The increase in net interest income was driven by an $8.2 billion increase in average interest-earning assets and related yields, partially offset by an increase in funding costs driven by the higher rate environment. The increase in net interest margin of 21 basis points to 3.63% is largely the result of an increase in both the average balances and rates of loans HFI, investment securities, and deposits, partially offset by a decrease in the average loans HFS balance compared to the same period in 2023.
For the six months ended June 30, 2024, net interest income was $1.3 billion, an increase of $95.3 million, or 8.2%, compared to $1.2 billion for the six months ended June 30, 2023. The increase in net interest income reflects a $5.0 billion increase in average interest-earning assets and yields on interest-earnings assets, partially offset by an increase of $3.2 billion in average interest-bearing liabilities. The increase in net interest margin of 1 basis point to 3.61% is the result of a higher rate environment as explained in the above paragraphs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and six months ended June 30, 2024, the Company recorded a provision for credit losses of $37.1 million and $52.3 million, respectively, compared to $21.8 million and $41.2 million for the three and six months ended June 30, 2023, respectively. The provision for credit losses for the three and six months ended June 30, 2024 is primarily reflective of net charge-offs of $22.8 million and $32.6 million, respectively, and loan growth.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(in millions)
Net gain on loan origination and sale activities	$46.8	$62.3	$(15.5)	$92.1	$93.7	$(1.6)
Net loan servicing revenue	38.1	24.1	14.0	84.5	66.0	18.5
Service charges and fees	10.8	20.8	(10.0)	20.7	30.3	(9.6)
Commercial banking related income	6.7	6.0	0.7	13.2	12.2	1.0
Income from equity investments	4.2	0.7	3.5	21.3	2.1	19.2
Gain (loss) on sales of investment securities	2.3	(13.6)	15.9	1.4	(26.1)	27.5
Fair value gain (loss) adjustments, net	0.7	12.7	(12.0)	1.0	(135.1)	136.1
(Loss) gain on recovery from credit guarantees	(2.5)	1.2	(3.7)	(3.0)	4.5	(7.5)
Other income	8.1	4.8	3.3	13.9	13.4	0.5
Total non-interest income	$115.2	$119.0	$(3.8)	$245.1	$61.0	$184.1
Total non-interest income for the three months ended June 30, 2024 compared to the same period in 2023 decreased $3.8 million. The decrease in non-interest income from the three months ended June 30, 2023 was primarily driven by a decrease in service charges and fees of $10.0 million and a net decrease in mortgage banking income of $1.5 million as net gain on loan origination and sale activities decreased $15.5 million from lower production volume and spreads, partially offset by an increase in net loan servicing revenue of $14.0 million. The Company's balance sheet repositioning actions in the prior year also partially offset these decreases as sales activity related to loans and investment securities have normalized in the current period.

Total non-interest income for the six months ended June 30, 2024 increased $184.1 million compared to the same period in 2023. Non-interest income for the six months ended June 30, 2023 was impacted by the Company's balance sheet repositioning actions, which were largely completed by the end of 2023. These actions resulted in losses of $135.1 million related to fair value adjustments from transferring loans from HFI to HFS and losses on sales of investment securities of $26.1 million during the six months ended June 30, 2023, which did not reoccur in the current period.
Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(in millions)
Deposit costs	$173.7	$91.0	$82.7	$310.7	$177.9	$132.8
Salaries and employee benefits	153.0	145.6	7.4	307.9	294.5	13.4
Data processing	35.7	28.6	7.1	71.7	55.0	16.7
Insurance	33.8	33.0	0.8	92.7	48.7	44.0
Legal, professional, and directors' fees	25.8	26.4	(0.6)	55.9	49.5	6.4
Occupancy	18.4	15.4	3.0	35.9	31.9	4.0
Loan servicing expenses	16.6	18.4	(1.8)	31.6	32.2	(0.6)
Business development and marketing	6.4	5.0	1.4	11.9	10.2	1.7
Loan acquisition and origination expenses	5.1	5.6	(0.5)	9.9	10.0	(0.1)
Gain on extinguishment of debt	—	(0.7)	0.7	—	(13.4)	13.4
Other expense	18.3	19.1	(0.8)	40.4	38.8	1.6
Total non-interest expense	$486.8	$387.4	$99.4	$968.6	$735.3	$233.3
Total non-interest expense for the three months ended June 30, 2024 increased $99.4 million compared to the same period in 2023. The increase in non-interest expense was primarily driven by an increase in deposit costs related to higher ECR balances, which increased from $14.9 billion as of June 30, 2023 to $25.0 billion as of June 30, 2024, and higher ECR rates.
Total non-interest expense for the six months ended June 30, 2024 increased $233.3 million compared to the same period in 2023. The increase in non-interest expense for this period was primarily driven by an increase in deposit and insurance costs. Higher ECR balances and rates drove the increase in deposit costs. The increase in insurance costs is due to elevated insured and brokered deposit levels and a net charge of $11.6 million related to the FDIC special assessment recognized during the six months ended June 30, 2024.
Income Taxes
The Company's effective tax rate was 21.9% and 17.1% for the three months ended June 30, 2024 and 2023, respectively, and 22.7% and 19.5% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rates for the three and six month periods ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in nondeductible insurance premiums and a decrease in expected investment tax credit benefits during 2024.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2024	(in millions)
Loans HFI, net of deferred fees and costs	$52,430	$31,044	$21,386	$—
Deposits	66,244	25,326	34,457	6,461

At December 31, 2023
Loans HFI, net of deferred fees and costs	$50,297	$29,136	$21,161	$—
Deposits	55,333	23,897	24,925	6,511

Three Months Ended June 30, 2024	(in millions)
Income before provision for income taxes	$247.9	$128.4	$96.8	$22.7

Six Months Ended June 30, 2024
Income before provision for income taxes	$479.7	$272.1	$189.6	$18.0

Three Months Ended June 30, 2023
Income (loss) before provision for income taxes	$260.1	$221.4	$56.7	$(18.0)

Six Months Ended June 30, 2023
Income (loss) before provision for income taxes	$444.7	$380.9	$113.3	$(49.5)

BALANCE SHEET ANALYSIS
Total assets increased $9.7 billion to $80.6 billion at June 30, 2024, compared to $70.9 billion at December 31, 2023. The increase in total assets was primarily driven by an increase in investment securities and cash of $4.6 billion and $2.5 billion, respectively. Loans HFI also increased $2.1 billion, or 4.2%, to $52.4 billion as of June 30, 2024, compared to $50.3 billion as of December 31, 2023. The increase in loans HFI from December 31, 2023 was driven by a $2.6 billion increase in commercial and industrial loans from December 31, 2023, partially offset by decreases in residential real estate and construction and land development loans of $333 million and $177 million, respectively. Loans HFS increased $605 million from $1.4 billion as of December 31, 2023 due to an increase in agency conforming and non-EBO loans.
Total liabilities increased $9.4 billion to $74.2 billion at June 30, 2024, compared to $64.8 billion at December 31, 2023. The increase in liabilities is due primarily to an increase in total deposits of $10.9 billion, or 19.7%, to $66.2 billion. By type, the increase in deposits from December 31, 2023 was driven by increases of $7.0 billion in non-interest bearing deposits, $2.3 billion in savings and money market accounts, $1.4 billion in interest bearing demand deposits, and $262 million in certificates of deposit. Other borrowings decreased $1.6 billion from December 31, 2023 primarily due to a decrease in short-term borrowings.
Total stockholders’ equity of $6.3 billion at June 30, 2024 increased by $256 million, or 4.2%, from December 31, 2023. The increase in stockholders' equity is primarily a function of net income, offset by quarterly dividends to common and preferred stockholders, and unrealized fair value losses on AFS securities, recorded net of tax in other comprehensive income.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	June 30, 2024	December 31, 2023	Increase (Decrease)
	(in millions)
Debt securities
U.S. Treasury securities	$6,372	$4,853	$1,519
Residential MBS issued by GSEs	5,876	1,972	3,904
Tax-exempt	2,156	2,101	55
Private label residential MBS	1,234	1,303	(69)
Commercial MBS issued by GSEs	628	530	98
CLO	460	1,399	(939)
Corporate debt securities	370	367	3
Other	67	69	(2)
Total debt securities	$17,163	$12,594	$4,569

Equity securities
Preferred stock	$88	$100	$(12)
CRA investments	26	26	—
Total equity securities	$114	$126	$(12)
The increases in Residential MBS issued by GSEs and U.S. Treasury securities from December 31, 2023 are primarily due the Company's efforts to shift its investment portfolio mix toward high quality liquid assets, which also included the sale of CLOs.

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. As of June 30, 2024, loans HFS totaled $2.0 billion, compared to $1.4 billion at December 31, 2023, an increase of $605 million primarily related to an increase in agency-conforming and non-EBO loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2024	December 31, 2023	Increase (Decrease)
	(in millions)
Warehouse lending	$7,611	$6,618	$993
Municipal & nonprofit	1,647	1,554	93
Tech & innovation	3,205	2,808	397
Equity fund resources	943	845	98
Other commercial and industrial	8,473	7,452	1,021
CRE - owner occupied	1,733	1,658	75
Hotel franchise finance	3,612	3,855	(243)
Other CRE - non-owner occupied	6,337	5,974	363
Residential	12,970	13,287	(317)
Residential - EBO	1,085	1,223	(138)
Construction and land development	4,659	4,862	(203)
Other	155	161	(6)
Total loans HFI	52,430	50,297	2,133
Allowance for credit losses	(352)	(337)	(15)
Total loans HFI, net of allowance	$52,078	$49,960	$2,118
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $105 million and $108 million reduced the carrying value of loans as of June 30, 2024 and December 31, 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $172 million and $177 million increased the carrying value of loans as of June 30, 2024 and December 31, 2023, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of June 30, 2024 and December 31, 2023, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 41% and 38% of total loans HFI as of June 30, 2024 and December 31, 2023, respectively.
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 31% and 33% of total loans at June 30, 2024 and December 31, 2023 respectively. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.

The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	June 30, 2024
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$3,978	41.2%	7.6%	47.1%
Office	2,471	25.6	4.7	59.4
Retail	725	7.5	1.4	58.6
Multifamily	638	6.6	1.2	45.7
Industrial	594	6.2	1.1	42.8
Time share	375	3.9	0.7	33.4
Senior care	146	1.5	0.3	48.5
Medical	147	1.5	0.3	59.3
Other	573	6.0	1.1	44.0
Total CRE - non-owner occupied	$9,647	100.0%	18.4%	50.3%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.

	December 31, 2023
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,235	43.9%	8.4%	48.1%
Office	2,358	24.4	4.7	58.8
Retail	753	7.8	1.5	61.0
Multifamily	566	5.9	1.1	49.7
Industrial	565	5.8	1.1	50.4
Time share	378	3.9	0.8	34.9
Senior care	160	1.7	0.3	41.8
Medical	124	1.3	0.2	51.2
Other	511	5.3	1.0	43.4
Total CRE - non-owner occupied	$9,650	100.0%	19.2%	51.1%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of June 30, 2024:

(in millions)
2024	$427
2023	912
2022	3,309
2021	1,763
2020	792
Prior	2,444
Total	$9,647
The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of June 30, 2024:

(in millions)
2024	$1,232
2025	2,090
2026	2,153
2027	2,188
2028	900
Thereafter	1,084
Total	$9,647

Approximately $2.5 billion, or 4.7%, of total loans HFI consisted of CRE non-owner occupied office loans as of June 30, 2024, compared to $2.4 billion, or 4.7%, as of December 31, 2023. Of the non-owner occupied office loan balance as of June 30, 2024, $235 million is scheduled to mature in the remainder of 2024. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling approximately 2% and 10% of office loans as of June 30, 2024, respectively.
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
As of June 30, 2024 and December 31, 2023, 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Total non-performing loans increased $76 million to $486 million at June 30, 2024, from $410 million at December 31, 2023.

	June 30, 2024	December 31, 2023
	(dollars in millions)
Total nonaccrual loans (1)	$401	$273
Loans past due 90 days or more on accrual status (2)	—	42
Accruing restructured loans	85	95
Total nonperforming loans	$486	$410
Other assets acquired through foreclosure, net	$8	$8
Nonaccrual loans to funded loans HFI	0.76%	0.54%
Loans past due 90 days or more on accrual status to funded loans HFI	—	0.08
(1)Includes loan modifications to borrowers experiencing financial difficulty of $156 million and $111 million at June 30, 2024 and December 31, 2023, respectively.
(2)Excludes government guaranteed residential mortgage loans of $330 million and $399 million at June 30, 2024 and December 31, 2023, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $6.9 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, and $11.8 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	June 30, 2024
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.2%	0.01%
Tech & innovation	11	2.7	0.02
Other commercial and industrial	67	16.7	0.13
CRE - owner occupied	10	2.5	0.02
Hotel franchise finance	12	3.0	0.02
Other CRE - non-owner occupied	198	49.4	0.38
Residential	77	19.2	0.14
Construction and land development	20	5.0	0.04
Other	1	0.3	0.00
Total non-accrual loans	$401	100.0%	0.76%

	December 31, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$6	2.2%	0.01%
Tech & innovation	33	12.1	0.06
Other commercial and industrial	53	19.4	0.11
CRE - owner occupied	9	3.3	0.02
Other CRE - non-owner occupied	83	30.4	0.16
Residential	70	25.6	0.14
Construction and land development	19	7.0	0.04
Total non-accrual loans	$273	100.0%	0.54%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present loan modifications during the period to borrowers experiencing financial difficulty:

	Amortized Cost Basis at June 30, 2024
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(in millions)
Other CRE - non-owner occupied	$—	$—	$70	$70	1.1%
Total	$—	$—	$70	$70	0.1%

	Amortized Cost Basis at June 30, 2024
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$29	$29	0.9%
Other commercial and industrial	—	8	—	8	0.1
CRE - owner occupied	—	31	—	31	1.8
Other CRE - non-owner occupied	—	—	70	70	1.1
Construction and land development	—	39	—	39	0.8
Total	$—	$78	$99	$177	0.3%

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$27	$—	$27	0.4%
Hotel franchise finance	—	9	—	9	0.2
Construction and land development	—	28	—	28	0.6
Total	$—	$64	$—	$64	0.1%

	Amortized Cost Basis at June 30, 2023
	Payment Delay and Term Extension	Term Extension	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$5	$7	0.3%
Other commercial and industrial	—	27	—	27	0.4
Hotel franchise finance	—	27	—	27	0.7
Residential	—	—	1	1	0.0
Construction and land development	—	28	—	28	0.6
Total	$2	$82	$6	$90	0.2%
The performance of these modified loans is monitored for 12 months following the modification. As of June 30, 2024, modified loans of $85 million were current with contractual payments and $156 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the three and six months ended June 30, 2024, the Company completed modifications of EBO loans with an amortized cost of $103 million and $190 million, respectively. During the three and six months ended June 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $35 million and $92 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of June 30, 2024, modified EBO loans consisted of $23 million in loans that were current to 89 days delinquent and $9 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.

Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	June 30, 2024			December 31, 2023
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$6.5	1.8%	14.5%	$5.8	1.7%	13.2%
Municipal & nonprofit	14.0	4.0	3.1	14.7	4.4	3.1
Tech & innovation	45.0	12.8	6.1	42.1	12.5	5.6
Equity fund resources	1.7	0.5	1.8	1.3	0.4	1.7
Other commercial and industrial	84.3	24.0	16.2	81.4	24.2	14.8
CRE - owner occupied	5.0	1.4	3.3	6.0	1.8	3.3
Hotel franchise finance	39.6	11.3	6.9	33.4	9.9	7.6
Other CRE - non-owner occupied	104.5	29.7	12.1	96.0	28.5	11.9
Residential	18.8	5.3	24.7	23.1	6.9	26.4
Residential - EBO	—	—	2.1	—	—	2.4
Construction and land development	29.9	8.5	8.9	30.4	9.0	9.6
Other	2.5	0.7	0.3	2.5	0.7	0.4
Total	$351.8	100.0%	100.0%	$336.7	100.0%	100.0%
During the three months ended June 30, 2024 and 2023, annualized net loan charge-offs to average loans outstanding were 0.18% and 0.06%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $36 million and $32 million at June 30, 2024 and December 31, 2023, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	June 30, 2024
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$13	2.1%	0.03%
Municipal & nonprofit	2	18	2.9	0.03
Tech & innovation	19	67	10.8	0.13
Other commercial and industrial	55	9	1.4	0.02
CRE - owner occupied	15	15	2.4	0.03
Hotel franchise finance	8	129	20.7	0.25
Other CRE - non-owner occupied	13	283	45.4	0.54
Residential	137	81	13.0	0.15
Construction and land development	2	6	1.0	0.01
Other	27	2	0.3	0.00
Total	279	$623	100.0%	1.19%

	December 31, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$26	3.6%	0.05%
Municipal & nonprofit	2	18	2.5	0.04
Tech & innovation	14	49	6.8	0.10
Other commercial and industrial	50	95	13.2	0.19
CRE - owner occupied	9	3	0.4	0.01
Hotel franchise finance	9	203	28.3	0.40
Other CRE - non-owner occupied	15	251	35.0	0.50
Residential	143	72	10.0	0.14
Construction and land development	1	1	0.1	0.00
Other	20	1	0.1	0.00
Total	264	$719	100.0%	1.43%

Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.1 billion as of June 30, 2024 and December 31, 2023.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	June 30, 2024	December 31, 2023
	(in millions)
FNMA and FHLMC	$47,743	$46,840
GNMA	18,113	19,848
Non-agency	2,359	1,959
Total unpaid principal balance of loans	$68,215	$68,647
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $664 million and $669 million at June 30, 2024 and December 31, 2023, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2024, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. For the three and six months ended June 30, 2023, the Company evaluated whether the effects from the bank failures in 2023 gave rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. Based on this assessment, the Company determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values as of June 30, 2023.
Deferred Tax Assets
As of June 30, 2024, the net DTA balance totaled $276 million, a decrease of $11 million from $287 million at December 31, 2023. This overall decrease in the net DTA was primarily the result of an increase in DTLs related to MSRs that were partially offset by decreases in the fair market value of AFS securities, paired with increases in credit carryovers and state net operating losses.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $66.2 billion at June 30, 2024, from $55.3 billion at December 31, 2023, an increase of $10.9 billion, or 19.7%. By deposit type, the increase in deposits is attributable to increases of $7.0 billion in non-interest bearing deposits, $2.3 billion in savings and money market accounts, $1.4 billion in interest bearing demand deposits, and $262 million in certificates of deposit.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At June 30, 2024, the Company had $13.1 billion of these reciprocal deposits, compared to $13.3 billion at December 31, 2023. At June 30, 2024 and December 31, 2023, the Company also had wholesale brokered deposits of $6.2 billion and $6.6 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $25.0 billion and $17.8 billion at June 30, 2024 and December 31, 2023, respectively. The Company incurred $167.4 million and $87.8 million in deposit related costs on these deposits during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred $298.6 million and $173.4 million, respectively, in deposit related costs on these deposits. The increase in these costs from the prior year is due to an increase in average deposit balances eligible for earnings credits or referral fees as well as an increase in earnings credit rates. These costs are reported as Deposit costs in non-interest expense.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2024		2023
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing demand accounts	$17,276	3.05%	$11,893	2.71%
Savings and money market accounts	16,579	3.55	13,167	2.66
Certificates of deposit	10,427	5.12	7,626	4.40
Total interest-bearing deposits	44,282	3.73	32,686	3.08
Non-interest-bearing deposits	20,996	—	16,701	—
Total deposits	$65,278	2.53%	$49,387	2.04%

	Six Months Ended June 30,
	2024		2023
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing demand accounts	$16,812	3.03%	$11,217	2.67%
Savings and money market accounts	15,913	3.49	15,604	2.62
Certificates of deposit	10,278	5.12	6,578	4.03
Total interest-bearing deposits	43,003	3.70	33,399	2.90
Non-interest-bearing deposits	19,589	—	18,600	—
Total deposits	$62,592	2.54%	$51,999	1.87%
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings decreased $1.6 billion to $5.2 billion at June 30, 2024 from $6.8 billion at December 31, 2023. The decrease was driven by decreases in FHLB advances of $1.1 billion, repurchase agreements of $374 million, and federal funds purchased of $175 million.
Long-Term Borrowings
The Company's long-term borrowings consist of credit linked notes, inclusive of issuance costs. At June 30, 2024, the carrying value of long-term borrowings was $436 million, compared to $446 million at December 31, 2023.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2024, the carrying value of qualifying debt was $897 million, compared to $895 million at December 31, 2023.

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. Accordingly, capital ratios and amounts in 2024 include a 25% capital benefit that resulted from the increased ACL related to the adoption of ASC 326, compared to a 50% capital benefit for 2023.
As of June 30, 2024 and December 31, 2023, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
June 30, 2024
WAL	$7,523	$6,322	$54,028	$78,696	13.9%	11.7%	8.0%	11.0%
WAB	7,059	6,452	53,958	78,630	13.1	12.0	8.2	12.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2023
WAL	$7,201	$6,035	$52,517	$70,295	13.7%	11.5%	8.6%	10.8%
WAB	6,802	6,229	52,508	70,347	13.0	11.9	8.9	11.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of June 30, 2024.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	June 30, 2024
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$1,283	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit are presented in the following table:

June 30, 2024
(in millions)
FHLB:
Borrowing capacity	$13,689
Outstanding borrowings	5,100
Letters of credit	138
Total available credit	$8,451

FRB:
Borrowing capacity	$10,351
Outstanding borrowings	—
Total available credit	$10,351

Warehouse borrowings:
Borrowing capacity	$2,250
Outstanding borrowings	—
Total available credit	$2,250
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At June 30, 2024, there were $13.1 billion in liquid assets, comprised of $3.3 billion in cash on deposit at the FRB and $9.8 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2023, the Company maintained $6.9 billion in liquid assets, comprised of $785 million in cash on deposit at the FRB and $6.1 billion in liquid securities not currently used as collateral for borrowings or other purposes.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2024, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2024 and 2023, net cash (used in) provided by operating activities was $(1.1) billion and $(100.1) million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the six months ended June 30, 2024, the Company's cash balance decreased by $2.2 billion as a result of a net increase in loans, compared to a increase in cash of $1.6 billion during the six months ended June 30, 2023 from a net decrease in loans. A net increase in investment securities of $4.4 billion and $1.5 billion for the six months ended June 30, 2024 and 2023, respectively, partially offset the increase to the Company's cash balance during the six months ended June 30, 2024 and June 30, 2023.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the six months ended June 30, 2024, net deposits increased $10.9 billion, compared to a decrease in net deposits of $2.6 billion during the six months ended June 30, 2023.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50 million and $225 million, respectively, through one participating financial institution or, a combined total of $275 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2024, the Company has $1.6 billion of CDARS and $10.0 billion of ICS deposits.
As of June 30, 2024, the Company has $6.2 billion of wholesale brokered deposits outstanding, Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2024, WAB paid dividends to the Parent of $60 million and $120 million, respectively. Subsequent to June 30, 2024, WAB paid dividends to the Parent of $60 million.

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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and net interest income in the event of hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's net interest income and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the six months ended June 30, 2024, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at June 30, 2024, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate re-set period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price with a certain beta to underlying market rate changes. The Company regularly conducts sensitivity analysis for this assumption to determine the impact on the interest rate risk position. These betas are derived separately by deposit product and are based on both observed and projected market rate and balance trends. Current product deposit beta assumptions range between 45% to 83%, depending on product, with an average interest bearing deposit beta of 62%, inclusive of ECR costs.
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
Sensitivity of Net Interest Income

	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shift Scenario	(13.0)%	(6.7)%	6.8%	13.6%
At June 30, 2024, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
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
The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2024:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
		(change in basis points from Base)
% Change	14.2%	8.3%	(8.0)%	(14.5)%
At June 30, 2024, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2024	17,388	$59.06	—	$—
May 2024	176	61.29	—	—
June 2024	322	58.57	—	—
Total	17,886	$59.07	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Western Alliance, effective as of June 14, 2022 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2022).

3.4	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.5	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

10.1±	Form of Deferred Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan.

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Consolidated Income Statements for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2024 and 2023 and the six months June 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
±    Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

August 1, 2024	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

August 1, 2024	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

August 1, 2024	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer