Form 10-Q
period 2024-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2024-10-31
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2024, Western Alliance Bancorporation had 110,069,292 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	FOMC	Federal Open Market Committee
AFS	Available-for-Sale	FRB	Federal Reserve Bank
ALCO	Asset and Liability Management Committee	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
Basel III	Banking Supervision's December 2010 final capital framework	HFI	Held for Investment
BOD	Board of Directors	HFS	Held for Sale
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HTM	Held-to-Maturity
CDARS	Certificate Deposit Account Registry Service	HUD	U.S. Department of Housing and Urban Development
CECL	Current Expected Credit Losses	ICS	Insured Cash Sweep Service
CEO	Chief Executive Officer	IRLC	Interest Rate Lock Commitment
CET1	Common Equity Tier 1	ISDA	International Swaps and Derivatives Association
CFO	Chief Financial Officer	LIBOR	London Interbank Offered Rate
CLO	Collateralized Loan Obligation	LIHTC	Low-Income Housing Tax Credit
COVID-19	Coronavirus Disease 2019	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	MSR	Mortgage Servicing Right
CRE	Commercial Real Estate	NPV	Net Present Value
DTA	Deferred Tax Asset	OCI	Other Comprehensive Income
EaR	Earnings-at-Risk	PPNR	Pre-Provision Net Revenue
EBO	Early buyout	SEC	Securities and Exchange Commission
ECR	Earnings credit rates	SERP	Supplemental Executive Retirement Plan
EPS	Earnings per share	SOFR	Secured Overnight Financing Rate
ESG	Environmental, Social, and Governance	TDR	Troubled Debt Restructuring
EVE	Economic Value of Equity	TEB	Tax Equivalent Basis
Exchange Act	Securities Exchange Act of 1934, as amended	TSR	Total Shareholder Return
FASB	Financial Accounting Standards Board	UPB	Unpaid Principal Balance
FDIC	Federal Deposit Insurance Corporation	USDA	United States Department of Agriculture
FHA	Federal Housing Administration	VA	Veterans Affairs
FHLB	Federal Home Loan Bank	VIE	Variable Interest Entity
FHLMC	Federal Home Loan Mortgage Corporation	XBRL	eXtensible Business Reporting Language
FNMA	Federal National Mortgage Association

Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2024	December 31, 2023
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$398	$276
Interest bearing deposits in other financial institutions	2,194	1,300
Cash and cash equivalents	2,592	1,576
Investment securities - AFS, at fair value; amortized cost of $15,258 at September 30, 2024 and $11,849 at December 31, 2023 (ACL of $0.4 and $1.4 at September 30, 2024 and December 31, 2023)	14,750	11,165
Investment securities - HTM, at amortized cost and net of ACL of $10 and $8 (fair value of $1,371 and $1,251) at September 30, 2024 and December 31, 2023, respectively	1,515	1,421
Investment securities - equity	117	126
Investments in restricted stock, at cost	171	281
Loans HFS	2,327	1,402
Loans HFI, net of deferred fees and costs	53,346	50,297
Less: allowance for credit losses	(357)	(337)
Net loans held for investment	52,989	49,960
Mortgage servicing rights	1,011	1,124
Premises and equipment, net	354	339
Operating lease right of use asset	127	145
Bank owned life insurance	1,000	186
Goodwill and intangible assets, net	661	669
Deferred tax assets, net	254	287
Investments in LIHTC and renewable energy	560	573
Other assets	1,652	1,608
Total assets	$80,080	$70,862
Liabilities:
Deposits:
Non-interest bearing	$24,965	$14,520
Interest bearing	43,075	40,813
Total deposits	68,040	55,333
Other borrowings	2,995	7,230
Qualifying debt	898	895
Operating lease liability	159	179
Other liabilities	1,311	1,147
Total liabilities	73,403	64,784
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 depositary shares issued and outstanding at September 30, 2024 and December 31, 2023)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,917,197 shares issued at September 30, 2024 and 112,169,523 at December 31, 2023) and additional paid in capital	2,235	2,197
Treasury stock, at cost (2,844,743 shares at September 30, 2024 and 2,703,218 shares at December 31, 2023)	(125)	(116)
Accumulated other comprehensive loss	(382)	(513)
Retained earnings	4,654	4,215
Total stockholders’ equity	6,677	6,078
Total liabilities and stockholders’ equity	$80,080	$70,862
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$945.3	$860.8	$2,713.9	$2,550.7
Investment securities	195.4	121.0	526.2	325.6
Dividends and other	59.3	44.8	162.4	120.0
Total interest income	1,200.0	1,026.6	3,402.5	2,996.3
Interest expense:
Deposits	422.1	316.2	1,213.0	798.9
Qualifying debt	9.5	9.5	28.6	28.3
Other borrowings	71.5	113.9	208.5	421.9
Total interest expense	503.1	439.6	1,450.1	1,249.1
Net interest income	696.9	587.0	1,952.4	1,747.2
Provision for credit losses	33.6	12.1	85.9	53.3
Net interest income after provision for credit losses	663.3	574.9	1,866.5	1,693.9
Non-interest income:
Net gain on loan origination and sale activities	46.3	52.0	138.4	145.7
Service charges and loan fees	30.1	29.7	64.3	72.3
Net loan servicing revenue	12.3	27.2	96.8	93.2
Income from equity investments	5.8	0.5	27.1	2.6
Gain (loss) on sales of investment securities	8.8	0.1	10.2	(26.0)
Fair value gain (loss) adjustments, net	4.1	17.8	5.1	(117.3)
Gain (loss) on recovery from credit guarantees	0.2	(4.0)	(2.8)	0.5
Other income	18.6	5.9	32.2	19.2
Total non-interest income	126.2	129.2	371.3	190.2
Non-interest expense:
Deposit costs	208.0	127.8	518.7	305.7
Salaries and employee benefits	157.8	137.2	465.7	431.7
Data processing	38.7	33.9	110.4	88.9
Insurance	35.4	33.1	128.1	81.8
Legal, professional, and directors' fees	24.8	28.3	80.7	77.8
Loan servicing expenses	18.7	11.9	50.3	44.1
Occupancy	17.6	16.8	53.5	48.7
Business development and marketing	9.7	4.9	21.6	15.1
Loan acquisition and origination expenses	5.9	5.6	15.8	15.6
Gain on extinguishment of debt	—	—	—	(13.4)
Other expense	20.8	26.7	61.2	65.5
Total non-interest expense	537.4	426.2	1,506.0	1,161.5
Income before provision for income taxes	252.1	277.9	731.8	722.6
Income tax expense	52.3	61.3	161.0	148.1
Net income	199.8	216.6	570.8	574.5
Dividends on preferred stock	3.2	3.2	9.6	9.6
Net income available to common stockholders	$196.6	$213.4	$561.2	$564.9

Earnings per share:
Basic	$1.81	$1.97	$5.17	$5.22
Diluted	1.80	1.97	5.14	5.21
Weighted average number of common shares outstanding:
Basic	108.7	108.3	108.6	108.3
Diluted	109.5	108.5	109.2	108.4
Dividends declared per common share	$0.37	$0.36	$1.11	$1.08
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$199.8	$216.6	$570.8	$574.5
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(60.4), $41.2, $(46.1), and $31.7 respectively	183.7	(120.2)	140.5	(94.3)
Unrealized (loss) on SERP, net of tax effect of $0, $—, $0, and $—, respectively	(0.1)	—	(0.1)	—
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.1, $0.4, $0.5, and $(0.9) respectively	(0.3)	(1.2)	(1.3)	2.7
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $2.2, $0.1, $2.6, and $(6.4) respectively	(6.6)	(0.4)	(7.7)	19.1
Realized loss on impairment of AFS securities included in income, net of tax effect of $— , $—, $—, and $(0.4) respectively	—	—	—	1.2
Net other comprehensive income (loss)	176.7	(121.8)	131.4	(71.3)
Comprehensive income	$376.5	$94.8	$702.2	$503.2
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2023	12.0	$294.5	109.5	$—	$2,180.3	$(116.2)	$(610.5)	$3,936.8	$5,684.9
Net income	—	—	—	—	—	—	—	216.6	216.6
Restricted stock, performance stock units, and other grants, net	—	—	—	—	8.9	—	—	—	8.9
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive loss, net	—	—	—	—	—	—	(121.8)	—	(121.8)
Balance, September 30, 2023	12.0	$294.5	109.5	$—	$2,189.2	$(116.2)	$(732.3)	$4,110.8	$5,746.0

Balance, June 30, 2024	12.0	$294.5	110.2	$—	$2,224.7	$(124.9)	$(558.2)	$4,498.1	$6,334.2
Net income	—	—	—	—	—	—	—	199.8	199.8
Restricted stock, performance stock units, and other grants, net	—	—	(0.1)	—	11.4	—	—	—	11.4
Restricted stock surrendered (1)	—	—	—	—	(1.0)	(0.1)	—	—	(1.1)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(40.7)	(40.7)
Other comprehensive income, net	—	—	—	—	—	—	176.7	—	176.7
Balance, September 30, 2024	12.0	$294.5	110.1	$—	$2,235.1	$(125.0)	$(381.5)	$4,654.0	$6,677.1

(1)Share amounts represent Treasury Shares.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nine Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	574.5	574.5
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	25.5	—	—	—	25.5
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.9)	—	—	(10.9)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	(9.6)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(118.2)	(118.2)
Other comprehensive loss, net	—	—	—	—	—	—	(71.3)	—	(71.3)
Balance, September 30, 2023	12.0	$294.5	109.5	$—	$2,189.2	$(116.2)	$(732.3)	$4,110.8	$5,746.0

Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$6,078.4
Net income	—	—	—	—	—	—	—	570.8	570.8
Restricted stock, performance stock units, and other grants, net	—	—	0.8	—	37.0	—	—	—	37.0
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(8.7)	—	—	(8.7)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	(9.6)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(122.2)	(122.2)
Other comprehensive income, net	—	—	—	—	—	—	131.4	—	131.4
Balance, September 30, 2024	12.0	$294.5	110.1	$—	$2,235.1	$(125.0)	$(381.5)	$4,654.0	$6,677.1

(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$570.8	$574.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	85.9	53.3
Depreciation and amortization	64.6	43.9
Stock-based compensation	37.0	25.4
Deferred income taxes	(10.0)	(31.8)
Amortization of net discounts for investment securities	(170.6)	(43.4)
Amortization of tax credit investments	55.3	66.9
Amortization of operating lease right of use asset	18.0	17.6
Amortization of net deferred loan fees and net purchase premiums	(66.8)	(64.8)
Purchases and originations of loans HFS	(35,134.2)	(32,403.8)
Proceeds from sales and payments on loans HFS	32,872.9	31,552.2
Mortgage servicing rights capitalized upon sale of mortgage loans	(625.9)	(653.0)
Net losses (gains) on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	83.0	(44.6)
Fair value adjustments	(11.5)	122.2
Sale of investment securities	(10.2)	26.0
Extinguishment of debt	—	(13.4)
Other	(16.6)	8.1
Other assets and liabilities, net	138.0	94.9
Net cash used in operating activities	$(2,120.3)	$(669.8)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(14,325.2)	$(6,853.5)
Principal pay downs and maturities	7,219.5	3,559.2
Proceeds from sales	4,020.7	777.8
Investment securities - HTM
Purchases	(121.5)	(163.2)
Principal pay downs and maturities	26.0	51.5
Equity securities carried at fair value
Purchases	(0.6)	(0.5)
Redemptions	15.0	9.0
Proceeds from sales	—	1.5
Proceeds from sale of mortgage servicing rights and related holdbacks, net	653.8	615.6
Sale (purchase) of other investments	33.9	(116.6)
Net (increase) decrease in loans HFI	(3,218.7)	1,926.5
Purchase of premises, equipment, and other assets, net	(57.1)	(87.0)
Purchase of bank owned life insurance	(800.0)	—
Net cash used in investing activities	$(6,554.2)	$(279.0)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$12,707.3	$642.9
Net proceeds from issuance of long-term debt	1,000.0	9.9
Payments on long-term debt	(19.1)	(538.4)
Net (decrease) increase in short-term borrowings	(3,857.2)	2,962.9
Net proceeds from repurchase obligations	—	2,661.8
Payments on repurchase obligations	—	(2,198.0)
Cash paid for tax withholding on vested restricted stock and other	(8.7)	(10.9)
Cash dividends paid on common and preferred stock	(131.8)	(127.8)
Net cash provided by financing activities	$9,690.5	$3,402.4
Net increase in cash and cash equivalents	1,016.0	2,453.6
Cash, cash equivalents, and restricted cash at beginning of period	1,576.1	1,043.4
Cash, cash equivalents, and restricted cash at end of period	$2,592.1	$3,497.0

Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$1,435.7	$1,108.5
Income taxes, net	(27.5)	57.0
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	1,369.3	461.2
Transfers of securitized loans HFS to AFS securities	123.0	182.0
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	207.8	6,646.8
Transfers of loans HFS to HFI, at amortized cost	1.8	2,357.2
(1)Activity for the nine months ended September 30, 2024 and 2023 excludes $333.3 million and $426.4 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and are applied on a retrospective basis. As the amendments in this update relate entirely to enhanced disclosure requirements, adoption of this guidance will not have an impact on the Company's financial position or results of operations. Upon adoption, the Company expects to disclose additional expense detail within its segment disclosures.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are susceptible to significant changes in the near term relate to: 1) the determination of the ACL; 2) certain assets and liabilities carried at or evaluated using fair value measurements; 3) goodwill impairment; and 4) accounting for income taxes.
Principles of consolidation
As of September 30, 2024, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Income Statements and Note 4. Loans, Leases and Allowance for Credit Losses for the prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,346	$3	$(125)	$1,224
Private label residential MBS	179	—	(32)	147
Total HTM securities	$1,525	$3	$(157)	$1,371

Available-for-sale debt securities
Residential MBS issued by GSEs	$5,887	$58	$(316)	$5,629
U.S. Treasury securities	5,597	4	(1)	5,600
Private label residential MBS	1,205	1	(164)	1,042
Tax-exempt	930	—	(60)	870
Commercial MBS issued by GSEs	648	13	(8)	653
CLO	509	—	(1)	508
Corporate debt securities	407	—	(28)	379
Other	75	1	(7)	69
Total AFS debt securities	$15,258	$77	$(585)	$14,750

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,243	$1	$(140)	$1,104
Private label residential MBS	186	—	(39)	147
Total HTM securities	$1,429	$1	$(179)	$1,251

Available-for-sale debt securities
U.S. Treasury securities	$4,853	$1	$(1)	$4,853
Residential MBS issued by GSEs	2,328	3	(359)	1,972
CLO	1,407	1	(9)	1,399
Private label residential MBS	1,320	1	(204)	1,117
Tax-exempt	925	—	(67)	858
Commercial MBS issued by GSEs	531	8	(9)	530
Corporate debt securities	411	—	(44)	367
Other	74	4	(9)	69
Total AFS debt securities	$11,849	$18	$(702)	$11,165
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $117 million and $126 million at September 30, 2024 and December 31, 2023, respectively. Unrealized gains on equity securities of $3.2 million and $5.1 million for the three months ended September 30, 2024 and 2023, respectively, and unrealized gains of $5.9 million and losses of $3.3 million for the nine months ended September 30, 2024 and 2023, respectively, were recognized in earnings as a component of Fair value gain (loss) adjustments, net.
Securities with carrying amounts of approximately $4.7 billion and $7.7 billion at September 30, 2024 and December 31, 2023, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2024
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Residential MBS issued by GSEs	$1	$150	$315	$1,568	$316	$1,718
U.S. Treasury securities	1	2,210	—	—	1	2,210
Private label residential MBS	—	—	164	993	164	993
Tax-exempt	—	—	60	835	60	835
Commercial MBS issued by GSEs	7	92	1	17	8	109
CLO	1	338	—	—	1	338
Corporate debt securities (1)	—	—	28	375	28	375
Other	3	29	4	26	7	55
Total AFS securities	$13	$2,819	$572	$3,814	$585	$6,633
(1)Includes securities with an ACL that have a fair value of $8 million and unrealized losses of $1 million.

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$1	$2,208	$—	$—	$1	$2,208
Residential MBS issued by GSEs	3	174	356	1,551	359	1,725
Private label residential MBS	—	—	204	1,020	204	1,020
CLO	—	—	9	845	9	845
Tax-exempt	3	67	64	773	67	840
Corporate debt securities (1)	—	—	44	359	44	359
Commercial MBS issued by GSEs	—	—	9	53	9	53
Other	—	—	9	54	9	54
Total AFS securities	$7	$2,449	$695	$4,655	$702	$7,104
(1)Includes securities with an ACL that have a fair value of $54 million and unrealized losses of $8 million.
The total number of AFS debt securities in an unrealized loss position at September 30, 2024 was 658, compared to 708 at December 31, 2023.
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
In consideration of the continued effects from the bank failures in 2023, the Company has continued to perform a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuers' credit ratings, probability of default, and other factors. As a result of the analysis, recoveries of credit losses totaling $0.4 million and $1.0 million were recognized during the three and nine months ended September 30, 2024, respectively, compared to a provision for credit losses of $0.3 million and $21.8 million during the three and nine months ended September 30, 2023, respectively. The provision for credit losses for the nine months ended September 30, 2023 included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold. The Company does not intend to sell and it is more likely than not the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no additional credit losses on the Company's remaining portfolio have been recognized during the three and nine months ended September 30, 2024.
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
The Company's CLO portfolio consists of highly rated securitization tranches, containing pools of medium- to large-sized corporate, high-yield loans. These are variable rate securities that have an investment grade rating of Single-A or better. Unrealized losses on these securities are primarily a function of the differential from the offer price and the valuation mid-market price as well as changes in interest rates.
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
The following table presents a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Three Months Ended September 30, 2024
	Balance, June 30, 2024	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Available for sale securities
Corporate debt securities	$0.8	$(0.4)	$—	$—	$0.4

	Nine Months Ended September 30, 2024
	Balance, December 31, 2023	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Available for sale securities
Corporate debt securities	$1.4	$(1.0)	$—	$—	$0.4

	Three Months Ended September 30, 2023
	Balance, June 30, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance September 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$4.4	$0.3	$—	$—	$4.7

	Nine Months Ended September 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance September 30, 2023
	(in millions)
Available for sale securities
Corporate debt securities	$—	$21.8	$(17.1)	$—	$4.7
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Three Months Ended September 30, 2024
	Balance, June 30, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$8.7	$0.9	$—	$—	$9.6

	Nine Months Ended September 30, 2024
	Balance, December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$7.8	$1.8	$—	$—	$9.6

	Three Months Ended September 30, 2023
	Balance, June 30, 2023	Recovery of Credit Losses	Charge-offs	Recoveries	Balance September 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$6.0	$0.7	$—	$—	$6.7

	Nine Months Ended September 30, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance September 30, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$1.5	$—	$—	$6.7
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $5 million at September 30, 2024 and December 31, 2023 and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	September 30, 2024
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,346	$1,346
Private label residential MBS	—	—	—	—	—	—	179	179
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,525	$1,525

Available-for-sale debt securities
Residential MBS issued by GSEs	$—	$5,629	$—	$—	$—	$—	$—	$5,629
U.S. Treasury securities	—	5,600	—	—	—	—	—	5,600
Private label residential MBS	1,015	—	27	—	—	—	—	1,042
Tax-exempt	9	15	352	394	—	—	100	870
Commercial MBS issued by GSEs	—	653	—	—	—	—	—	653
CLO	24	—	484	—	—	—	—	508
Corporate debt securities	—	—	—	78	222	79	—	379
Other	—	2	8	2	38	1	18	69
Total AFS securities (1)	$1,048	$11,899	$871	$474	$260	$80	$118	$14,750

Equity securities
Preferred stock	$—	$—	$—	$—	$51	$29	$11	$91
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$51	$29	$11	$117
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,243	$1,243
Private label residential MBS	—	—	—	—	—	—	186	186
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,429	$1,429

Available-for-sale debt securities
U.S. Treasury securities	$—	$4,853	$—	$—	$—	$—	$—	$4,853
Residential MBS issued by GSEs	—	1,972	—	—	—	—	—	1,972
CLO	79	—	1,265	55	—	—	—	1,399
Private label residential MBS	1,090	—	26	—	—	1	—	1,117
Tax-exempt	9	16	361	386	—	—	86	858
Commercial MBS issued by GSEs	—	530	—	—	—	—	—	530
Corporate debt securities	—	—	—	76	211	80	—	367
Other	—	—	9	11	28	4	17	69
Total AFS securities (1)	$1,178	$7,371	$1,661	$528	$239	$85	$103	$11,165

Equity securities
Preferred stock	$—	$—	$—	$—	$54	$35	$11	$100
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$54	$35	$11	$126
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2024, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities as of September 30, 2024, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2024
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$34	$34
After one year through five years	7	7
After five years through ten years	97	89
After ten years	1,208	1,094
Mortgage-backed securities	179	147
Total HTM securities	$1,525	$1,371

Available-for-sale
Due in one year or less	$5,079	$5,081
After one year through five years	697	692
After five years through ten years	567	544
After ten years	1,175	1,109
Mortgage-backed securities	7,740	7,324
Total AFS securities	$15,258	$14,750
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Available-for-sale securities
Gross gains	$8.8	$0.5	$12.4	$4.0
Gross losses	—	—	(2.2)	(29.6)
Net gains (losses) on AFS securities	$8.8	$0.5	$10.2	$(25.6)

Equity securities
Gross gains	$—	$—	$—	$—
Gross losses	—	(0.4)	—	(0.4)
Net losses on equity securities	$—	$(0.4)	$—	$(0.4)
During the three and nine months ended September 30, 2024, the Company sold AFS securities with a carrying value of $2.3 billion and $4.0 billion, respectively, and recognized a net gain of $8.8 million and $10.2 million, respectively. U.S. Treasury securities and MBS were sold to secure gains, while CLOs were sold as part of the Company's efforts to shift the investment portfolio mix toward high quality liquid assets. During the three and nine months ended September 30, 2023, the Company sold securities with a carrying value of $7 million and $821 million, respectively, and recognized a net gain of $0.1 million and a net loss of $26.0 million, respectively, as sales of CLOs were executed as part of the Company's balance sheet repositioning strategy. Sales of MBS and tax-exempt municipal securities were also executed during the three and nine months ended September 30, 2023 to secure gains.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization.
The following is a summary of loans HFS by type:

	September 30, 2024	December 31, 2023
	(in millions)
Government-insured or guaranteed:
EBO (1)	$—	$2
Non-EBO	816	498
Total government-insured or guaranteed	816	500
Agency-conforming	1,497	899
Non-agency	14	3
Total loans HFS	$2,327	$1,402
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$222.5	$265.8	$625.9	$653.0
Net proceeds from sale of loans (1)	(116.4)	(274.7)	(467.7)	(612.7)
Provision for and change in estimate of liability for losses under representations and warranties, net	—	0.1	4.2	2.8
Change in fair value	4.0	(10.1)	(1.3)	(13.2)
Change in fair value of derivatives:
Unrealized (loss) gain on derivatives	(2.9)	10.3	14.2	25.3
Realized (loss) gain on derivatives	(76.3)	44.5	(79.7)	47.0
Total change in fair value of derivatives	(79.2)	54.8	(65.5)	72.3
Net gain on residential mortgage loans HFS	$30.9	$35.9	$95.6	$102.2
Loan acquisition and origination fees	15.4	16.1	42.8	43.5
Net gain on loan origination and sale activities	$46.3	$52.0	$138.4	$145.7
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Warehouse lending	$7,873	$6,618
Municipal & nonprofit	1,667	1,554
Tech & innovation	3,220	2,808
Equity fund resources	906	845
Other commercial and industrial	9,073	7,452
CRE - owner occupied	1,665	1,658
Hotel franchise finance	3,686	3,855
Other CRE - non-owner occupied	6,398	5,974
Residential	12,983	13,287
Residential - EBO	1,037	1,223
Construction and land development	4,665	4,862
Other	173	161
Total loans HFI	53,346	50,297
Allowance for credit losses	(357)	(337)
Total loans HFI, net of allowance	$52,989	$49,960
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $107 million and $108 million reduced the carrying value of loans as of September 30, 2024 and December 31, 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $173 million and $177 million increased the carrying value of loans as of September 30, 2024 and December 31, 2023, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	September 30, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$6	$6	$—
Tech & innovation	33	31	64	—
Equity fund resources	—	—	—	1
Other commercial and industrial	11	1	12	3
CRE - owner occupied	5	1	6	—
Other CRE - non-owner occupied	146	17	163	—
Residential	—	79	79	—
Residential - EBO	—	—	—	313
Construction and land development	18	—	18	—
Other	1	—	1
Total	$214	$135	$349	$317
Loans contractually delinquent by 90 days or more and still accruing totaled $317 million at September 30, 2024 and consisted primarily of government guaranteed EBO residential loans.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $96 million at September 30, 2024.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $6.6 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $18.4 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Warehouse lending	$7,873	$—	$—	$—	$—	$—	$7,873
Municipal & nonprofit	1,661	—	—	—	—	6	1,667
Tech & innovation	3,156	—	—	—	—	64	3,220
Equity fund resources	905	—	—	1	1	—	906
Other commercial and industrial	9,053	4	1	3	8	12	9,073
CRE - owner occupied	1,659	—	—	—	—	6	1,665
Hotel franchise finance	3,651	35	—	—	35	—	3,686
Other CRE - non-owner occupied	6,235	—	—	—	—	163	6,398
Residential	12,835	55	14	—	69	79	12,983
Residential - EBO	521	124	79	313	516	—	1,037
Construction and land development	4,647	—	—	—	—	18	4,665
Other	171	1	—	—	1	1	173
Total loans	$52,367	$219	$94	$317	$630	$349	$53,346

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Warehouse lending	$6,618	$—	$—	$—	$—	$—	$6,618
Municipal & nonprofit	1,554	—	—	—	—	6	1,554
Tech & innovation	2,808	—	—	—	—	33	2,808
Equity fund resources	845	—	—	—	—	—	845
Other commercial and industrial	7,439	13	—	—	13	53	7,452
CRE - owner occupied	1,627	—	31	—	31	9	1,658
Hotel franchise finance	3,824	15	16	—	31	—	3,855
Other CRE - non-owner occupied	5,974	—	—	—	—	83	5,974
Residential	13,199	68	20	—	88	70	13,287
Residential - EBO	545	173	106	399	678	—	1,223
Construction and land development	4,820	—	—	42	42	19	4,862
Other	160	1	—	—	1	—	161
Total loans	$49,413	$270	$173	$441	$884	$273	$50,297

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Warehouse lending
Pass	$56	$490	$314	$5	$284	$—	$6,714	$7,863
Special mention	—	—	—	—	—	—	10	10
Classified	—	—	—	—	—	—	—	—
Total	$56	$490	$314	$5	$284	$—	$6,724	$7,873
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$98	$111	$246	$169	$162	$858	$—	$1,644
Special mention	—	—	7	—	11	—	—	18
Classified	—	—	—	—	—	5	—	5
Total	$98	$111	$253	$169	$173	$863	$—	$1,667
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$986	$571	$376	$132	$—	$68	$867	$3,000
Special mention	4	31	29	11	—	—	13	88
Classified	11	1	72	3	—	—	45	132
Total	$1,001	$603	$477	$146	$—	$68	$925	$3,220
Current period gross charge-offs	$—	$1.5	$—	$—	$3.5	$—	$—	$5.0

Equity fund resources
Pass	$21	$93	$99	$38	$3	$—	$651	$905
Special mention	—	—	—	—	—	—	—	—
Classified	1	—	—	—	—	—	—	1
Total	$22	$93	$99	$38	$3	$—	$651	$906
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$2,143	$1,048	$914	$379	$110	$184	$4,163	$8,941
Special mention	—	—	6	—	—	1	2	9
Classified	12	87	2	18	1	3	—	123
Total	$2,155	$1,135	$922	$397	$111	$188	$4,165	$9,073
Current period gross charge-offs	$—	$0.2	$0.8	$4.6	$—	$0.3	$0.8	$6.7

CRE - owner occupied
Pass	$149	$166	$361	$307	$149	$493	$18	$1,643
Special mention	—	—	5	—	—	—	—	5
Classified	—	—	10	2	—	5	—	17
Total	$149	$166	$376	$309	$149	$498	$18	$1,665
Current period gross charge-offs	$0.1	$—	$—	$—	$—	$0.2	$—	$0.3

Hotel franchise finance
Pass	$656	$530	$1,350	$439	$33	$388	$132	$3,528
Special mention	23	32	—	39	—	—	—	94
Classified	—	—	29	—	—	35	—	64
Total	$679	$562	$1,379	$478	$33	$423	$132	$3,686
Current period gross charge-offs	$—	$—	$—	$1.4	$—	$1.5	$—	$2.9

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$804	$1,494	$1,712	$583	$358	$303	$534	$5,788
Special mention	111	38	115	—	1	—	—	265
Classified	—	146	104	81	13	1	—	345
Total	$915	$1,678	$1,931	$664	$372	$304	$534	$6,398
Current period gross charge-offs	$—	$17.1	$4.5	$22.7	$—	$—	$—	$44.3

Residential
Pass	$330	$245	$3,392	$7,650	$778	$439	$26	$12,860
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	38	29	4	7	—	79
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	44
Total	$330	$246	$3,430	$7,679	$782	$446	$26	$12,983
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$23	$15	$206	$471	$321	$—	$1,037
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$23	$15	$206	$471	$321	$—	$1,037
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$526	$740	$1,738	$127	$2	$—	$1,460	$4,593
Special mention	—	—	12	—	—	—	—	12
Classified	—	1	18	—	41	—	—	60
Total	$526	$741	$1,768	$127	$43	$—	$1,460	$4,665
Current period gross charge-offs	$—	$—	$1.5	$—	$—	$—	$—	$1.5

Other
Pass	$7	$1	$9	$2	$12	$79	$60	$170
Special mention	—	—	—	—	—	1	—	1
Classified	1	—	—	—	—	1	—	2
Total	$8	$1	$9	$2	$12	$81	$60	$173
Current period gross charge-offs	$—	$—	$—	$—	$—	$0.2	$—	$0.2

Total by Risk Category
Pass	$5,777	$5,512	$10,526	$10,037	$2,362	$3,133	$14,625	$51,972
Special mention	138	101	174	50	12	2	25	502
Classified	25	236	273	133	59	57	45	828
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	44
Total	$5,940	$5,849	$10,973	$10,220	$2,433	$3,192	$14,695	$53,346
Current period gross charge-offs	$0.1	$18.8	$6.8	$28.7	$3.5	$2.2	$0.8	$60.9

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023 and gross charge-offs for the nine months ended September 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$582	$323	$7	$289	$—	$—	$5,391	$6,592
Special mention	—	—	—	—	—	—	26	26
Classified	—	—	—	—	—	—	—	—
Total	$582	$323	$7	$289	$—	$—	$5,417	$6,618
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$102	$167	$176	$169	$68	$848	$—	$1,530
Special mention	—	7	—	11	—	—	—	18
Classified	—	—	—	—	6	—	—	6
Total	$102	$174	$176	$180	$74	$848	$—	$1,554
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$758	$774	$206	$22	$66	$38	$816	$2,680
Special mention	5	30	12	—	—	—	1	48
Classified	15	52	1	5	—	—	7	80
Total	$778	$856	$219	$27	$66	$38	$824	$2,808
Current period gross charge-offs	$1.8	$—	$—	$—	$—	$—	$—	$1.8

Equity fund resources
Pass	$154	$62	$21	$3	$1	$—	$604	$845
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$154	$62	$21	$3	$1	$—	$604	$845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,610	$1,454	$559	$185	$77	$196	$3,186	$7,267
Special mention	90	1	1	—	—	—	1	93
Classified	1	25	59	2	4	—	1	92
Total	$1,701	$1,480	$619	$187	$81	$196	$3,188	$7,452
Current period gross charge-offs	$0.8	$3.3	$10.0	$3.9	$0.1	$0.2	$0.4	$18.7

CRE - owner occupied
Pass	$165	$344	$322	$163	$132	$444	$40	$1,610
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	4	1	1	38	—	47
Total	$167	$345	$326	$164	$133	$483	$40	$1,658
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$593	$1,535	$566	$95	$419	$165	$132	$3,505
Special mention	34	—	66	—	35	68	—	203
Classified	24	8	48	—	43	24	—	147
Total	$651	$1,543	$680	$95	$497	$257	$132	$3,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other CRE - non-owner occupied
Pass	$1,832	$1,784	$754	$457	$166	$206	$387	$5,586
Special mention	164	—	16	43	28	—	—	251
Classified	28	—	93	1	14	1	—	137
Total	$2,024	$1,784	$863	$501	$208	$207	$387	$5,974
Current period gross charge-offs	$—	$—	$5.1	$—	$—	$0.1	$—	$5.2

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023 and gross charge-offs for the nine months ended September 30, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Residential
Pass	$324	$3,573	$7,985	$819	$270	$207	$20	$13,198
Special mention	—	—	—	—	—	—	—	—
Classified	1	26	33	4	4	2	—	70
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$325	$3,599	$8,018	$823	$274	$209	$20	$13,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$2	$8	$227	$534	$231	$221	$—	$1,223
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$8	$227	$534	$231	$221	$—	$1,223
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$1,013	$2,231	$385	$10	$—	$—	$1,151	$4,790
Special mention	—	—	—	—	—	—	—	—
Classified	1	19	—	52	—	—	—	72
Total	$1,014	$2,250	$385	$62	$—	$—	$1,151	$4,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$4	$10	$3	$11	$3	$62	$66	$159
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	1	—	1
Total	$4	$10	$3	$11	$3	$64	$66	$161
Current period gross charge-offs	$—	$0.1	$—	$—	$—	$0.1	$—	$0.2

Total by Risk Category
Pass	$7,139	$12,265	$11,211	$2,757	$1,433	$2,387	$11,793	$48,985
Special mention	293	38	95	54	63	70	28	641
Classified	72	131	238	65	72	66	8	652
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$7,504	$12,434	$11,544	$2,876	$1,568	$2,523	$11,829	$50,297
Current period gross charge-offs	$2.6	$3.4	$15.1	$3.9	$0.1	$0.4	$0.4	$25.9

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present loan modifications during the period to borrowers experiencing financial difficulty:

	Amortized Cost Basis at September 30, 2024
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$2	$—	$2	0.1%
Other commercial and industrial	—	—	—	87	87	1.0
Total	$—	$—	$2	$87	$89	0.2%

	Amortized Cost Basis at September 30, 2024
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$2	$29	$31	1.0%
Other commercial and industrial	—	8	—	87	95	1.0
Other CRE - non-owner occupied	—	—	—	56	56	0.9
Construction and land development	—	41	—	—	41	0.9
Total	$—	$49	$2	$172	$223	0.4%

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$—	$7	$7	0.3%
Other commercial and industrial	—	1	—	12	13	0.2
CRE - owner occupied	—	3	—	—	3	0.2
Hotel franchise finance	—	20	—	—	20	0.5
Other CRE - non-owner occupied	—	20	—	—	20	0.3
Total	$—	$44	$—	$19	$63	0.1%

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$—	$7	$9	0.4%
Other commercial and industrial	—	24	—	12	36	0.6
CRE - owner occupied	—	3	—	—	3	0.2
Hotel franchise finance	—	46	—	—	46	1.1
Other CRE - non-owner occupied	—	48	—	—	48	0.8
Residential	—	—	—	1	1	0.0
Total	$2	$121	$—	$20	$143	0.3%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2024, modified loans of $136 million were current with contractual payments and $136 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the three and nine months ended September 30, 2024, the Company completed modifications of EBO loans with an amortized cost of $106 million and $285 million, respectively. During the three and nine months ended September 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $84 million and $176 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of September 30, 2024, modified EBO loans consisted of $39 million in loans that were current to 89 days delinquent and $9 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2024			December 31, 2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—	$6	$6
Tech & innovation	—	2	2	—	—	—
Other commercial and industrial	—	3	3	—	29	29
CRE - owner occupied	12	—	12	43	—	43
Hotel franchise finance	64	—	64	104	—	104
Other CRE - non-owner occupied	345	—	345	136	—	136
Construction and land development	59	—	59	71	—	71
Total	$480	$10	$490	$354	$35	$389
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2024.
Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of September 30, 2024.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended September 30, 2024
	Balance, June 30, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Warehouse lending	$6.5	$(0.6)	$—	$—	$5.9
Municipal & nonprofit	14.0	(0.3)	—	—	13.7
Tech & innovation	45.0	21.2	3.5	—	62.7
Equity fund resources	1.7	0.2	—	—	1.9
Other commercial and industrial	84.3	1.9	0.7	(0.4)	85.9
CRE - owner occupied	5.0	0.1	0.3	—	4.8
Hotel franchise finance	39.6	(1.2)	—	(0.7)	39.1
Other CRE - non-owner occupied	104.5	10.7	21.7	—	93.5
Residential	18.8	0.4	—	—	19.2
Residential - EBO	—	—	—	—	—
Construction and land development	29.9	(1.3)	1.5	—	27.1
Other	2.5	0.3	0.1	(0.1)	2.8
Total	$351.8	$31.4	$27.8	$(1.2)	$356.6

	Nine Months Ended September 30, 2024
	Balance, December 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Warehouse lending	$5.8	$0.1	$—	$—	$5.9
Municipal & nonprofit	14.7	(1.0)	—	—	13.7
Tech & innovation	42.1	25.6	5.0	—	62.7
Equity fund resources	1.3	0.6	—	—	1.9
Other commercial and industrial	81.4	10.3	6.7	(0.9)	85.9
CRE - owner occupied	6.0	(0.9)	0.3	—	4.8
Hotel franchise finance	33.4	7.9	2.9	(0.7)	39.1
Other CRE - non-owner occupied	96.0	41.8	44.3	—	93.5
Residential	23.1	(3.9)	—	—	19.2
Residential - EBO	—	—	—	—	—
Construction and land development	30.4	(1.8)	1.5	—	27.1
Other	2.5	0.4	0.2	(0.1)	2.8
Total	$336.7	$79.1	$60.9	$(1.7)	$356.6

	Three Months Ended September 30, 2023
	Balance, June 30, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Warehouse lending	$5.2	$(0.5)	$—	$—	$4.7
Municipal & nonprofit	16.5	0.2	—	—	16.7
Tech & innovation	33.6	(1.6)	—	—	32.0
Equity fund resources	1.7	—	—	—	1.7
Other commercial and industrial	51.8	22.8	5.4	(0.3)	69.5
CRE - owner occupied	8.0	(0.3)	—	—	7.7
Hotel franchise finance	45.7	(5.1)	—	—	40.6
Other CRE - non-owner occupied	90.1	8.6	3.0	—	95.7
Residential	33.9	(7.9)	—	(0.1)	26.1
Residential - EBO	—	—	—	—	—
Construction and land development	31.7	(2.6)	—	—	29.1
Other	2.9	0.7	0.1	(0.1)	3.6
Total	$321.1	$14.3	$8.5	$(0.5)	$327.4

	Nine Months Ended September 30, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2023
	(in millions)
Warehouse lending	$8.4	$(3.7)	$—	$—	$4.7
Municipal & nonprofit	15.9	0.8	—	—	16.7
Tech & innovation	30.8	3.0	1.8	—	32.0
Equity fund resources	6.4	(4.7)	—	—	1.7
Other commercial and industrial	85.9	(2.0)	18.7	(4.3)	69.5
CRE - owner occupied	7.1	0.6	—	—	7.7
Hotel franchise finance	46.9	(6.3)	—	—	40.6
Other CRE - non-owner occupied	47.4	53.5	5.2	—	95.7
Residential	30.4	(4.4)	—	(0.1)	26.1
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	1.7	—	—	29.1
Other	3.1	0.6	0.2	(0.1)	3.6
Total	$309.7	$39.1	$25.9	$(4.5)	$327.4

Accrued interest receivable of $271 million and $281 million at September 30, 2024 and December 31, 2023, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $2 million and $4 million as of September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$35.9	$41.1	$31.6	$47.0
Provision for (recovery of) credit losses	1.7	(3.2)	6.0	(9.1)
Balance, end of period	$37.6	$37.9	$37.6	$37.9
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	September 30, 2024
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$7,873	$—	$7,873	$5.9	$—	$5.9
Municipal & nonprofit	1,661	6	1,667	13.1	0.6	13.7
Tech & innovation	3,089	131	3,220	32.6	30.1	62.7
Equity fund resources	906	—	906	1.9	—	1.9
Other commercial and industrial	8,952	121	9,073	85.4	0.5	85.9
CRE - owner occupied	1,651	14	1,665	4.8	—	4.8
Hotel franchise finance	3,623	63	3,686	39.1	—	39.1
Other CRE - non-owner occupied	6,053	345	6,398	86.6	6.9	93.5
Residential	12,983	—	12,983	19.2	—	19.2
Residential EBO	1,037	—	1,037	—	—	—
Construction and land development	4,606	59	4,665	27.1	—	27.1
Other	172	1	173	2.8	—	2.8
Total	$52,606	$740	$53,346	$318.5	$38.1	$356.6

	December 31, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$6,618	$—	$6,618	$5.8	$—	$5.8
Municipal & nonprofit	1,548	6	1,554	13.7	1.0	14.7
Tech & innovation	2,729	79	2,808	38.3	3.8	42.1
Equity fund resources	845	—	845	1.3	—	1.3
Other commercial and industrial	7,362	90	7,452	64.6	16.8	81.4
CRE - owner occupied	1,613	45	1,658	6.0	—	6.0
Hotel franchise finance	3,708	147	3,855	33.4	—	33.4
Other CRE - non-owner occupied	5,838	136	5,974	96.0	—	96.0
Residential	13,287	—	13,287	23.1	—	23.1
Residential EBO	1,223	—	1,223	—	—	—
Construction and land development	4,791	71	4,862	30.4	—	30.4
Other	161	—	161	2.5	—	2.5
Total	$49,723	$574	$50,297	$315.1	$21.6	$336.7

Loan Purchases and Sales
During the three and nine months ended September 30, 2024, loan purchases totaled $360 million and $875 million, respectively, and consisted primarily of commercial and industrial and residential loans. Loan purchases during the three and nine months ended September 30, 2023 totaled $329 million and $1.4 billion, respectively, and consisted primarily of commercial and industrial and residential loans. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and nine months ended September 30, 2024 and 2023.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or completion of a loan modification and have demonstrated sustained performance for a period of time. The Company repurchased $109 million and $291 million of such EBO loans during the three and nine months ended September 30, 2024, respectively. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the three and nine months ended September 30, 2024, the Company sold loans with a carrying value of approximately $161 million and $550 million, respectively. The Company recognized charge-offs totaling $0.4 million and a net loss of $0.1 million on these loan sales during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recognized charge-offs totaling $1.8 million and a net loss of $5.7 million on these loan sales. As part of the Company's balance sheet repositioning efforts, during the three and nine months ended September 30, 2023, loans with a carrying value of approximately $442 million and $7.7 billion, respectively, were transferred to HFS. A net loss of $21.4 million and $237.2 million for the three and nine months ended September 30, 2023, respectively, was recognized related to these transfers and any subsequent loan sales. Of the loans transferred to HFS, $904 million and $4.7 billion were disposed of during the three and nine months ended September 30, 2023, respectively and approximately $1.4 billion and $2.4 billion were returned to HFI during the three and nine months ended September 30, 2023, respectively.
5. MORTGAGE SERVICING RIGHTS
The following table presents changes in the fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$1,145	$1,007	$1,124	$1,148
Additions from loans sold with servicing rights retained	223	266	626	653
Carrying value of MSRs sold	(258)	(112)	(655)	(611)
Change in fair value	(62)	98	30	114
Mark to market adjustments	—	—	—	4
Realization of cash flows	(37)	(26)	(114)	(75)
Balance, end of period	$1,011	$1,233	$1,011	$1,233

Unpaid principal balance of mortgage loans serviced for others	$63,773	$70,261
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three and nine months ended September 30, 2024, the Company recognized a net gain of $1.5 million and $5.0 million on MSR sales, respectively. The UPB of loans underlying these sales totaled $15.5 billion and $42.8 billion for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized a net loss of $0.5 million and $8.5 million on MSR sales, respectively. The UPB of loans underlying these sales totaled $16.0 billion and $44.3 billion for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had a remaining receivable balance of $41 million related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $59.8 million and

$196.9 million for the three and nine months ended September 30, 2024 and $56.4 million and $173.3 million for the three and nine months ended September 30, 2023, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of September 30, 2024 and December 31, 2023, net servicing advances totaled $48 million and $87 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.
The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in interest rates, discount rates, and prepayment speeds that are used to determine fair value:

September 30, 2024
(in millions)
Fair value of mortgage servicing rights	$1,011
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(84)
Favorable change	81
Discount rate change of 50 basis points
Increase	(21)
Decrease	21
Conditional prepayment rate change of 1%
Increase	(33)
Decrease	36
Cost to service change of 10%
Increase	(12)
Decrease	12
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

6. DEPOSITS
The table below summarizes deposits by type:

	September 30, 2024	December 31, 2023
	(in millions)
Non-interest bearing deposits	$24,965	$14,520
Interest bearing:
Demand accounts	13,846	15,916
Savings and money market accounts	19,575	14,791
Time certificates of deposit ($250,000 or more)	1,567	1,478
Other time deposits (1)	8,087	8,628
Total deposits	$68,040	$55,333
(1)    Retail brokered time deposits over $250,000 of $4.9 billion and $5.8 billion as of September 30, 2024 and December 31, 2023, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
A summary of the contractual maturities for all time deposits as of September 30, 2024 is as follows:

(in millions)
2024	$3,911
2025	5,521
2026	211
2027	8
2028	1
Thereafter	2
Total	$9,654
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At September 30, 2024 and December 31, 2023, the Company held wholesale brokered deposits of $6.0 billion and $6.6 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At September 30, 2024, the Company had $13.1 billion of reciprocal deposits, compared to $13.3 billion at December 31, 2023.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $26.1 billion and $17.8 billion at September 30, 2024 and December 31, 2023, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs include $201.7 million and $123.7 million in deposit related costs on these deposits for the three months ended September 30, 2024 and 2023, respectively, and $500.4 million and $297.1 million, respectively, for the nine months ended September 30, 2024 and 2023.

7. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	September 30, 2024	December 31, 2023
	(in millions)
Short-Term:
Federal funds purchased	$—	$175
FHLB advances	1,500	6,200
Repurchase agreements	5	382
Secured borrowings	62	27
Total short-term borrowings	$1,567	$6,784
Long-Term:
FHLB advances	$1,000	$—
Credit linked notes, net	428	446
Total long-term borrowings	$1,428	$446
Total other borrowings	$2,995	$7,230
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit totaling $1.4 billion as of September 30, 2024, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. As of September 30, 2024 and December 31, 2023, the Company had additional available credit with the FHLB of approximately $11.7 billion and $6.1 billion respectively. The weighted average rate on short-term FHLB advances was 5.21% and 5.67% as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024, the Company had access to approximately $2.3 billion in uncommitted warehouse funding, of which no amounts were drawn. As of December 31, 2023, there were $376 million in warehouse borrowings outstanding at a weighted average borrowing rate of 6.72%.
Other repurchase facilities include overnight customer repurchase agreements. The total carrying value of these repurchase agreements was $5 million and $6 million as of September 30, 2024 and December 31, 2023, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.42% and 6.10% as of September 30, 2024 and December 31, 2023, respectively.

Long-Term Borrowings
FHLB Advances
During the three months ended September 30, 2024, the Company entered into long-term advances with the FHLB totaling $1.0 billion and maturing in December 2025. The interest rates on these advances are tied to the daily SOFR rate plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest. The agreements include a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advances. After three months from the inception date of the advances, the Company may redeem the advances without incurring a prepayment penalty. The weighted average rate on these long-term FHLB advances was 5.31% as of September 30, 2024.
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
The Company's outstanding credit linked note issuances are detailed in the tables below:

September 30, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$86	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	172	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	183	2
Total				$441	$7

December 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$90	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	179	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	191	3
Total				$460	$8
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.7 billion and $1.8 billion as of September 30, 2024 and December 31, 2023, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.5 billion and $3.6 billion as of September 30, 2024 and December 31, 2023, respectively.
(3)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.6 billion and $3.8 billion as of September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2023, the Company recognized a gain on extinguishment of debt of $13.4 million related to the payoff of credit linked notes on its warehouse and equity fund resource loans.

8. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

September 30, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$5
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	—
Total				$825	$5

December 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$6
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	1
Total				$825	$7
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
The carrying value of all subordinated debt issuances totaled $819 million and $818 million at September 30, 2024 and December 31, 2023, respectively.
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
The carrying value of junior subordinated debt was $79 million and $77 million as of September 30, 2024 and December 31, 2023, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of September 30, 2024 and December 31, 2023 was 7.19% and 7.93%, respectively.
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

9. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a 3-year period and stock grants made to non-employee WAL directors have generally vested over six months, with the 2024 grants vesting over one year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2024 was $0.3 million and $46.9 million, respectively. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2024, the Company recognized $9.1 million and $32.6 million, in stock-based compensation expense related to employee and WAL director stock grants, compared to $7.5 million and $25.1 million for the three and nine months ended September 30, 2023.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. For the 2024 award, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, and relative TSR performance. For the 2023 and 2022 awards, the performance measures are based on achievement of a specified cumulative EPS target and a TSR performance factor. The number of shares issued will vary based on the performance measures that are achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $0.9 million and $2.5 million, respectively, for such units. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $1.4 million and $0.3 million (which includes a $2.5 million net reversal of expense recognized in the first quarter 2023 on unvested performance stock units due to revised performance expectations), respectively.
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
Cash Settled Restricted Stock Units
In 2024, the Company began granting cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three and nine months ended September 30, 2024, the Company recognized compensation expense of $0.4 million and $0.8 million related to these awards, respectively. There were no such units outstanding during the three and nine months ended September 30, 2023.
Deferred Stock Units
In 2024, the Company began granting deferred stock unit awards to certain members of its management team, which are intended to provide retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards granted during the three and nine months ended September 30, 2024 was $0.1 million and $5.7 million, respectively. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the three and nine months ended September 30, 2024, the

Company recognized $1.4 million and $1.9 million, respectively, in stock-based compensation expense related to these stock grants. There were no such units outstanding during the three and nine months ended September 30, 2023.
Preferred Stock
The Company has 12,000,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During the three and nine months ended September 30, 2024 and 2023, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million and $9.6 million, respectively.
Cash Dividend on Common Shares
During the three and nine months ended September 30, 2024, the Company declared and paid a quarterly cash dividend of $0.37 per share, for a total dividend payment to stockholders of $40.7 million and $122.2 million, respectively. During the three and nine months ended September 30, 2023, the Company declared and paid a quarterly cash dividend of $0.36 per share for a total dividend payment to stockholders of $39.4 million and $118.2 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2024, the Company purchased treasury shares of 1,042 and 141,525, respectively, at a weighted average price of $75.27 and $61.34 per share, respectively. During the three and nine months ended September 30, 2023, the Company purchased treasury shares of 139 and 151,358, respectively, at a weighted average price of $48.56 and $72.47 per share, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, June 30, 2024	$(560.9)	$(0.3)	$1.8	$1.2	$(558.2)
Other comprehensive income (loss) before reclassifications	183.7	(0.1)	(0.3)	—	183.3
Amounts reclassified from AOCI	(6.6)	—	—	—	(6.6)
Net current-period other comprehensive income (loss)	177.1	(0.1)	(0.3)	—	176.7
Balance, September 30, 2024	$(383.8)	$(0.4)	$1.5	$1.2	$(381.5)

Balance, June 30, 2023	$(618.3)	$(0.3)	$6.9	$1.2	$(610.5)
Other comprehensive loss before reclassifications	(120.2)	—	(1.2)	—	(121.4)
Amounts reclassified from AOCI	(0.4)	—	—	—	(0.4)
Net current-period other comprehensive loss	(120.6)	—	(1.2)	—	(121.8)
Balance, September 30, 2023	$(738.9)	$(0.3)	$5.7	$1.2	$(732.3)

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
Other comprehensive income (loss) before reclassifications	140.5	(0.1)	(1.3)	—	139.1
Amounts reclassified from AOCI	(7.7)	—	—	—	(7.7)
Net current-period other comprehensive income (loss)	132.8	(0.1)	(1.3)	—	131.4
Balance, September 30, 2024	$(383.8)	$(0.4)	$1.5	$1.2	$(381.5)

Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive (loss) income before reclassifications	(94.3)	—	2.7	1.2	(90.4)
Amounts reclassified from AOCI	19.1	—	—	—	19.1
Net current-period other comprehensive (loss) income	(75.2)	—	2.7	1.2	(71.3)
Balance, September 30, 2023	$(738.9)	$(0.3)	$5.7	$1.2	$(732.3)

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
Derivatives Designated in Hedge Relationships
The Company utilizes derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure to changes in benchmark interest rates, which reduces asset sensitivity and volatility due to interest rate fluctuations, such that interest rate risk falls within Board approved limits. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) from either a fixed rate to a variable rate, or from a variable rate to a fixed rate.
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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and is being amortized over the remaining term. The terminated last-of-layer hedge basis adjustment was fully amortized as of September 30, 2024.
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

Fair Value Hedges
As of September 30, 2024 and December 31, 2023, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	September 30, 2024		December 31, 2023
	Carrying Value of Hedged Assets	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$4,836	$38	$3,875	$(6)
(1)Included in the carrying value of the hedged assets.
(2)Included portfolio layer method derivative instruments with $4.5 billion and $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $9.4 billion and $6.7 billion) as of September 30, 2024 and December 31, 2023, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $44.4 million and $19.0 million as of September 30, 2024 and December 31, 2023, respectively.
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

	Three Months Ended September 30,
	2024		2023
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$(31.4)	$31.2	$76.5	$(76.0)

	Nine Months Ended September 30,
	2024		2023
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$(114.6)	$115.1	$111.2	$(110.7)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $3.0 million and $8.9 million, respectively, in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the three and nine months ended September 30, 2024 and 2023.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of September 30, 2024, December 31, 2023, and September 30, 2023. The change in the notional amounts of these derivatives from September 30, 2023 to September 30, 2024 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	September 30, 2024			December 31, 2023			September 30, 2023
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$4,852	$14	$51	$3,895	$19	$24	$3,899	$128	$—
Total	$4,852	$14	$51	$3,895	$19	$24	$3,899	$128	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	$101	$1	$—	$135	$1	$1	$74	$1	$—
Forward contracts	17,889	20	38	13,170	27	55	9,653	43	21
Futures contracts (1)	7,400	—	—	11,030	—	—	13,845	—	—
Interest rate lock commitments	2,843	13	2	1,822	18	—	1,761	3	6
Interest rate contracts	5,317	28	29	3,628	19	20	3,187	20	20
Risk participation agreements	96	—	—	72	—	—	44	—	—
Equity warrants	56	21	—	55	4	—	40	4	—
Total	$33,702	$83	$69	$29,912	$69	$76	$28,604	$71	$47
Margin	—	280	(4)	—	202	(9)	—	66	25
Total, including margin	$33,702	$363	$65	$29,912	$271	$67	$28,604	$137	$72
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	September 30, 2024			December 31, 2023			September 30, 2023
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$—	$—	$—	$—	$—	$—
Forward contracts	20	—	20	27	—	27	43	—	43
Interest rate contracts	18	—	18	31	—	31	148	—	148
Margin	280	—	280	202	—	202	66	—	66
Netting	—	(94)	(94)	—	(67)	(67)	—	(43)	(43)
	$319	$(94)	$225	$260	$(67)	$193	$257	$(43)	$214
Liabilities
Foreign currency contracts	$—	$—	$—	$(1)	$—	$(1)	$—	$—	$—
Forward contracts	(37)	—	(37)	(55)	—	(55)	(21)	—	(21)
Interest rate contracts	(70)	—	(70)	(31)	—	(31)	—	—	—
Margin	4	—	4	9	—	9	(25)	—	(25)
Netting	—	94	94	—	67	67	—	43	43
	$(103)	$94	$(9)	$(78)	$67	$(11)	$(46)	$43	$(3)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$—	$—	$—	$1	$—	$1	$1	$—	$1
Interest rate lock commitments	13	—	13	18	—	18	3	—	3
Interest rate contracts	24	—	24	7	—	7	—	—	—
Equity warrants	21	—	21	4	—	4	4	—	4
	$58	$—	$58	$30	$—	$30	$8	$—	$8
Liabilities
Forward contracts	$(1)	$—	$(1)	$—	$—	$—	$—	$—	$—
Interest rate lock commitments	(2)	—	(2)	—	—	—	(6)	—	(6)
Interest rate contracts	(10)	—	(10)	(13)	—	(13)	(20)	—	(20)
	$(13)	$—	$(13)	$(13)	$—	$(13)	$(26)	$—	$(26)
Total derivatives and margin
Assets	$377	$(94)	$283	$290	$(67)	$223	$265	$(43)	$222
Liabilities	$(116)	$94	$(22)	$(91)	$67	$(24)	$(72)	$43	$(29)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$2.6	$(5.2)	$(7.8)	$(4.9)
Forward contracts	(87.3)	68.7	(61.3)	87.5
Interest rate contracts	6.7	(8.4)	3.8	(11.8)
Other contracts	(1.1)	(0.3)	(0.2)	1.5
Net (loss) gain on derivatives	$(79.1)	$54.8	$(65.5)	$72.3

Net loan servicing revenue:
Forward contracts	$17.9	$(19.2)	$(9.6)	$(34.0)
Futures contracts	(7.0)	(2.4)	7.4	12.3
Interest rate contracts	42.2	(82.4)	(10.8)	(100.0)
Net gain (loss) on derivatives	$53.1	$(104.0)	$(13.0)	$(121.7)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At September 30, 2024, December 31, 2023, and September 30, 2023 collateral pledged by the Company to counterparties for its derivatives totaled $292 million, $216 million, and $72 million, respectively.
12. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Weighted average shares - basic	108.7	108.3	108.6	108.3
Dilutive effect of stock awards	0.8	0.2	0.6	0.1
Weighted average shares - diluted	109.5	108.5	109.2	108.4
Net income available to common stockholders	$196.6	$213.4	$561.2	$564.9

Earnings per Common Share:
Basic	$1.81	$1.97	$5.17	$5.22
Diluted	1.80	1.97	5.14	5.21

Antidilutive restricted stock outstanding	—	—	—	0.1

13. INCOME TAXES
The Company's effective tax rate was 20.7% and 22.1% for the three months ended September 30, 2024 and 2023, respectively, and 22.0% and 20.5% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in pre-tax book income. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in expected investment tax credit benefits, an increase in nondeductible insurance premiums, and shortfalls from stock compensation expense during 2024.

As of September 30, 2024, the net DTA balance totaled $254 million, a decrease of $33 million from $287 million at December 31, 2023. This overall decrease in the net DTA was primarily the result of an increase in the fair market value of AFS securities, partially offset by an increase in credit carryovers and state net operating losses.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $254 million at September 30, 2024 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2024 and December 31, 2023, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $560 million and $573 million as of September 30, 2024 and December 31, 2023, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $305 million and $322 million as of September 30, 2024 and December 31, 2023, respectively.
During the three months ended September 30, 2024 and 2023, the Company recognized $21.0 million and $25.6 million, respectively, of tax credits related to LIHTC investments and $59.7 million and $65.9 million during the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, amortization related to LIHTC investments of $19.6 million and $27.9 million, respectively, was recognized as a component of income tax expense. For the nine months ended September 30, 2024 and 2023, amortization related to LIHTC investments of $55.3 million and $66.9 million, respectively, was recognized as a component of income tax expense.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $916 at September 30, 2024 and $989 at December 31, 2023	$13,299	$13,291
Credit card commitments and financial guarantees	495	418
Letters of credit, including unsecured letters of credit of $2 at September 30, 2024 and $4 at December 31, 2023	289	222
Total	$14,083	$13,931
Commitments to extend credit are agreements to lend to a customer provided that there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $38 million and $32 million as of September 30, 2024 and December 31, 2023, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 13. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $20 million as of September 30, 2024 and $32 million as of December 31, 2023.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 42% and 38% of the Company's HFI loan portfolio as of September 30, 2024 and December 31, 2023, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2024 and December 31, 2023, CRE related loans accounted for approximately 31% and 33% of total loans, respectively. Approximately 16% of CRE loans, excluding construction and land loans, were owner-occupied as of September 30, 2024 and December 31, 2023. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of September 30, 2024 and December 31, 2023.
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
Lease Commitments
The Company has operating leases under which it leases its branch offices, corporate headquarters, and other offices. During the three and nine months ended September 30, 2024, operating lease costs totaled $7.1 million and $21.2 million, respectively, compared to $7.0 million and $21.5 million, respectively, for the three and nine months ended September 30, 2023. Other lease costs, which include common area maintenance, parking, and taxes, and were included as occupancy expense, totaled $1.7 million and $4.8 million, respectively, during the three and nine months ended September 30, 2024, compared to $1.5 million and $4.0 million, respectively, for the three and nine months ended September 30, 2023.

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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Unrealized (losses) gains	$(0.4)	$(1.6)	$(1.8)	$3.6
Changes included in OCI, net of tax	(0.3)	(1.2)	(1.3)	2.7
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
Derivative financial instruments: Forward contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market prices, contracted selling prices, or a market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for estimated pull-through rates. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience. Equity warrants are measured using a Black-Scholes option pricing model based on contractual strike price, expected term, the risk-free interest rate, and volatility, which may be adjusted for a lack of marketability. The volatility input is considered Level 3 as the underlying equity is not publicly traded and is determined using comparable publicly traded companies.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates it will pay the debt according to its contractual terms.
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2024	(in millions)
Assets:
Available-for-sale debt securities
Residential MBS issued by GSEs	$—	$5,629	$—	$5,629
U.S. Treasury securities	5,600	—	—	5,600
Private label residential MBS	—	1,042	—	1,042
Tax-exempt	—	870	—	870
Commercial MBS issued by GSEs	—	653	—	653
CLO	—	508	—	508
Corporate debt securities	—	379	—	379
Other	2	67	—	69
Total AFS debt securities	$5,602	$9,148	$—	$14,750
Equity securities
Preferred stock	$91	$—	$—	$91
CRA investments	26	—	—	26
Total equity securities	$117	$—	$—	$117
Loans HFS (2)	$—	$2,290	$2	$2,292
Mortgage servicing rights	—	—	1,011	1,011
Derivative assets (1)	—	63	34	97
Liabilities:
Junior subordinated debt (3)	$—	$—	$65	$65
Derivative liabilities (1)	—	118	2	120
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $38 million as of September 30, 2024 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $280 million and $(4) million, respectively.
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
(1)See "Note 11. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $6 million as of December 31, 2023 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $202 million and $(9) million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$(64.2)	$(57.3)	$(62.8)	$(62.5)
Change in fair value (1)	(0.4)	(1.6)	(1.8)	3.6
Ending balance	$(64.6)	$(58.9)	$(64.6)	$(58.9)
(1)Unrealized (losses) gains attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(0.3) million and $(1.2) million for three months ended September 30, 2024 and 2023, respectively, and $(1.3) million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	September 30, 2024	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65	Discounted cash flow	Implied credit rating of the Company	7.75%

	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.92%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2024 and December 31, 2023 was the implied credit risk for the Company. As of September 30, 2024 and

December 31, 2023, the implied credit risk spread was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes.
As of September 30, 2024, the Company estimates the discount rate at 7.75%, which represents an implied credit spread of 3.16% plus three-month SOFR (4.59%). As of December 31, 2023, the Company estimated the discount rate at 8.92%, which was a 3.59% credit spread plus three-month SOFR (5.33%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	MSRs	IRLCs (1)	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,145	$8	$1,124	$18
Purchases and additions	223	5,387	626	14,024
Sales and payments	(258)	—	(655)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(5,395)	—	(14,042)
Change in fair value	(62)	10	30	10
Realization of cash flows	(37)	—	(114)	—
Balance, end of period	$1,011	$10	$1,011	$10
Changes in unrealized gains for the period (2)	$(61)	$10	$(25)	$10

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	MSRs	IRLCs (1)	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,007	$2	$1,148	$2
Purchases and additions	266	4,616	653	11,772
Sales and payments	(112)	—	(611)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(4,619)	—	(11,773)
Change in fair value	98	(2)	114	(4)
Mark to market adjustments	—	—	4	—
Realization of cash flows	(26)	—	(75)	—
Balance, end of period	$1,233	$(3)	$1,233	$(3)
Changes in unrealized gains for the period (2)	$97	$(3)	$128	$(3)
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		September 30, 2024
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	37 - 337	267
	Conditional prepayment rate (1)	9.1% - 24.7%	18.1%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	36.2
	Cost to service	$75 - $95	$83
IRLCs:	Servicing fee multiple	2.8 - 6.6	4.2
	Pull-through rate	69% - 100%	83%

		December 31, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	29 - 253	213
	Conditional prepayment rate (1)	9.5% - 23.9%	17.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	35.6
	Cost to service	$93 - $100	$95
IRLCs:	Servicing fee multiple	3.2 - 5.4	4.3
	Pull-through rate	68% - 100%	89%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	September 30, 2024			December 31, 2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$2,292	$2,210	$82	$1,379	$1,319	$60
90 days or more delinquent	—	—	—	1	2	(1)
Total	$2,292	$2,210	$82	$1,380	$1,321	$59

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of September 30, 2024:
Loans HFI	$481	$—	$—	$481
Other assets acquired through foreclosure	8	—	—	8
As of December 31, 2023:
Loans HFI	$379	$—	$—	$379
Other assets acquired through foreclosure	8	—	—	8
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2024	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$481	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$379	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $481 million and $379 million at September 30, 2024 and December 31, 2023, respectively, net of a specific ACL of $9 million and $10 million at September 30, 2024 and December 31, 2023, respectively.

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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $8 million of such assets at September 30, 2024 and December 31, 2023.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,525	$—	$1,371	$—	$1,371
AFS	14,750	5,602	9,148	—	14,750
Equity	117	117	—	—	117
Derivative assets (1)	97	—	63	34	97
Loans HFS	2,327	—	2,303	23	2,326
Loans HFI, net	52,989	—	—	51,739	51,739
Mortgage servicing rights	1,011	—	—	1,011	1,011
Accrued interest receivable	367	—	367	—	367
Financial liabilities:
Deposits	$68,040	$—	$68,099	$—	$68,099
Other borrowings	2,995	—	2,966	—	2,966
Qualifying debt	898	—	773	78	851
Derivative liabilities (1)	120	—	118	2	120
Accrued interest payable	167	—	167	—	167
(1)    Derivative assets and liabilities exclude margin of $280 million and $(4) million, respectively.

	December 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,429	$—	$1,251	$—	$1,251
AFS	11,165	4,881	6,284	—	11,165
Equity securities	126	126	—	—	126
Derivative assets (1)	84	—	66	22	88
Loans HFS	1,402	—	1,379	23	1,402
Loans HFI, net	49,960	—	—	46,877	46,877
Mortgage servicing rights	1,124	—	—	1,124	1,124
Accrued interest receivable	370	—	370	—	370
Financial liabilities:
Deposits	$55,333	$—	$55,379	$—	$55,379
Other borrowings	7,230	—	7,192	—	7,192
Qualifying debt	895	—	734	76	810
Derivative liabilities (1)	100	—	100	—	100
Accrued interest payable	151	—	151	—	151
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to preclude an interest rate risk profile which does not conform to both management and BOD risk tolerances without BOD and ALCO approval. Interest rate risk is also evaluated at the Parent level, which is reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of letters of credit outstanding at September 30, 2024 and December 31, 2023 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at September 30, 2024 and December 31, 2023.

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
The assignment and allocation methodologies used in the segment reporting process discussed above change from time to time as systems are enhanced, methods for evaluating segment performance or product lines change or as business segments are realigned.

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2024:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$18,974	$15	$—	$18,959
Loans HFS	2,327	—	2,327	—
Loans HFI, net of deferred fees and costs	53,346	31,518	21,828	—
Less: allowance for credit losses	(357)	(298)	(59)	—
Net loans HFI	52,989	31,220	21,769	—
Goodwill and other intangible assets, net	661	291	370	—
Other assets	5,129	398	1,814	2,917
Total assets	$80,080	$31,924	$26,280	$21,876
Liabilities:
Deposits	$68,040	$24,335	$37,183	$6,522
Borrowings and qualifying debt	3,893	5	62	3,826
Other liabilities	1,470	87	525	858
Total liabilities	73,403	24,427	37,770	11,206
Allocated equity:	6,677	2,734	1,844	2,099
Total liabilities and stockholders' equity	$80,080	$27,161	$39,614	$13,305
Excess funds provided (used)	$—	$(4,763)	$13,334	$(8,571)

Income Statement:
Three Months Ended September 30, 2024:	(in millions)
Net interest income (expense)	$696.9	$286.2	$433.6	$(22.9)
Provision for credit losses	33.6	27.7	5.4	0.5
Net interest income (expense) after provision for credit losses	663.3	258.5	428.2	(23.4)
Non-interest income	126.2	31.3	64.0	30.9
Non-interest expense	537.4	150.5	378.7	8.2
Income (loss) before provision for income taxes	252.1	139.3	113.5	(0.7)
Income tax expense	52.3	28.8	19.0	4.5
Net income (loss)	$199.8	$110.5	$94.5	$(5.2)

Nine Months Ended September 30, 2024:	(in millions)
Net interest income	$1,952.4	$867.3	$1,065.2	$19.9
Provision for credit losses	85.9	79.1	6.0	0.8
Net interest income after provision for credit losses	1,866.5	788.2	1,059.2	19.1
Non-interest income	371.3	80.5	249.6	41.2
Non-interest expense	1,506.0	457.3	1,005.7	43.0
Income before provision for income taxes	731.8	411.4	303.1	17.3
Income tax expense	161.0	90.5	62.3	8.2
Net income	$570.8	$320.9	$240.8	$9.1

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate
At December 31, 2023:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$14,288	$13	$125	$14,150
Loans held for sale	1,402	—	1,402	—
Loans, net of deferred fees and costs	50,297	29,136	21,161	—
Less: allowance for credit losses	(337)	(284)	(53)	—
Total loans	49,960	28,852	21,108	—
Goodwill and other intangible assets, net	669	292	377	—
Other assets	4,543	398	1,826	2,319
Total assets	$70,862	$29,555	$24,838	$16,469
Liabilities:
Deposits	$55,333	$23,897	$24,925	$6,511
Borrowings and qualifying debt	8,125	7	402	7,716
Other liabilities	1,326	109	338	879
Total liabilities	64,784	24,013	25,665	15,106
Allocated equity:	6,078	2,555	1,790	1,733
Total liabilities and stockholders' equity	$70,862	$26,568	$27,455	$16,839
Excess funds provided (used)	$—	$(2,987)	$2,617	$370

Income Statements:
Three Months Ended September 30, 2023:	(in millions)
Net interest income	$587.0	$331.5	$243.8	$11.7
Provision for (recovery of) credit losses	12.1	14.1	(3.0)	1.0
Net interest income after provision for credit losses	574.9	317.4	246.8	10.7
Non-interest income	129.2	25.9	89.4	13.9
Non-interest expense	426.2	147.2	267.3	11.7
Income before provision for income taxes	277.9	196.1	68.9	12.9
Income tax expense (benefit)	61.3	64.9	28.8	(32.4)
Net income	$216.6	$131.2	$40.1	$45.3

Nine Months Ended September 30, 2023:	(in millions)
Net interest income	$1,747.2	$1,077.5	$647.8	$21.9
Provision for credit losses	53.3	29.7	0.4	23.2
Net interest income (expense) after provision for credit losses	1,693.9	1,047.8	647.4	(1.3)
Non-interest income	190.2	(40.1)	226.6	3.7
Non-interest expense	1,161.5	430.9	691.6	39.0
Income (loss) before provision for income taxes	722.6	576.8	182.4	(36.6)
Income tax expense (benefit)	148.1	125.1	39.4	(16.4)
Net income (loss)	$574.5	$451.7	$143.0	$(20.2)
17. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, success fees, and legal settlement service fees. These revenues totaled $15.2 million and $29.6 million for the three months ended September 30, 2024 and 2023, respectively, and $45.9 million and $67.9 million for the nine months ended September 30, 2024 and 2023, respectively. The Company had no material unsatisfied performance obligations as of September 30, 2024 or December 31, 2023.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) adverse financial market and economic conditions, including the effects of any recession in the United States, adverse developments in the financial services industry generally, such as the bank failures in 2023, and any related impact on depositor behavior, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflicts in Ukraine and the Middle East; 2) changes in interest rates and increased rate competition; 3) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 4) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 5) exposure to natural and man-made disasters in markets that we operate and the impact of climate change and ESG practices on us and our customers; 6) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; 7) dependency on real estate and events that negatively impact the real estate market; 8) concentrations in certain business lines or product types within our loan portfolio; 9) residual risk retained by us on reference pools covered by credit linked notes; 10) exposure to environmental liabilities related to the properties to which we acquire title; 11) ability to compete in a highly competitive market; 12) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful and supervisory actions by regulatory agencies which may limit our ability to pursue certain growth opportunities; 13) uncertainty associated with digital payment initiatives; 14) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 15) ability to meet capital adequacy and liquidity requirements; 16) dependence on low-cost deposits; 17) risks related to representations and warranties made on third-party loan sales; 18) ability to borrow from the FHLB or the FRB; 19) a change in our creditworthiness; 20) information security breaches; 21) reliance on third parties to provide key components of our infrastructure; 22) perpetration of fraud; 23) ability to implement and improve our controls and processes to keep pace with growth; 24) the discontinuation of or substantial changes to interest rate benchmarks utilized in our lending, borrowing and hedging activities; 25) risk of operating in a highly regulated industry and our ability to remain in compliance; 26) ability to adapt to technological change; 27) failure to comply with state and federal banking agency laws and regulations; 28) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; 29) risks related to ownership and price of our preferred and common stock; 30) ability to continue to declare quarterly dividends; 31) additional regulatory requirements resulting from our continued growth; 32) management's estimates and projections of interest rates and interest rate policies; and 33) the execution of our business plan.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and “Risk Factors” in Part II, Item 1A of this Form 10-Q. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Recent Market and Banking Industry Developments
Market Developments
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 31% and 33% of total loans at September 30, 2024 and December 31, 2023, respectively. Approximately 16% of CRE loans, excluding construction and land loans, were owner occupied at September 30, 2024 and December 31, 2023, and approximately 5% were non-owner occupied office loans at September 30, 2024 and December 31, 2023. As elevated focus on the evolving industry dynamics facing the CRE market have emerged over the past year, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit growth of its CRE portfolio, as further discussed in “Item 1. Business, Lending Activities – Asset Quality” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the three and nine months ended September 30, 2024, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $21.7 million and $44.3 million, respectively, which primarily related to office properties. While the Company believes that its increased monitoring efforts to provide earlier identification of potential stressed loans and proactive engagement with borrowers has helped the Company assess its credit related exposure to this portfolio segment and establish adequate reserve levels, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
Banking Industry
In November 2023, the FDIC approved a final rule implementing a special assessment to recover losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base is equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. The special assessment will be collected over an eight-quarter collection period, at a quarterly rate of 3.36 basis points, with the first quarterly assessment period beginning on January 1, 2024. The amount of the total special assessment is subject to adjustment and will not be finalized by the FDIC until after termination of the receiverships. The Company recognized a reduction to expense of $2.2 million during the three months ended September 30, 2024 and a net charge of $9.4 million during the nine months ended September 30, 2024 due to adjustments to the loss estimate.

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
Financial Results Highlights for the Third Quarter of 2024
•Net income available to common stockholders of $196.6 million, compared to $213.4 million for the third quarter 2023
•Diluted earnings per share of $1.80, compared to $1.97 per share for the third quarter 2023
•Net revenue of $823.1 million, compared to $716.2 million for the third quarter 2023, with non-interest expense of $537.4 million, compared to $426.2 million for the third quarter 2023
•PPNR of $285.7 million, down 1.5% from $290.0 million in the third quarter 20231
•Total loans HFI of $53.3 billion, up $3.0 billion, or 6.1%, from December 31, 2023
•Total deposits of $68.0 billion, up $12.7 billion, or 23.0%, from December 31, 2023
•Stockholders' equity of $6.7 billion, an increase of $599 million from December 31, 2023
•Nonaccrual loans and repossessed assets increased to 0.45% of total assets compared to 0.40% at December 31, 2023
•Annualized net loan charge-offs to average loans outstanding of 0.20%, compared to 0.07% for the third quarter 2023
•Net interest margin of 3.61%, decreased from 3.67% in the third quarter 2023
•Tangible common equity ratio of 7.2%, a decrease compared to 7.3% at December 31, 20231
•Book value per common share of $57.97, an increase of 9.8% from $52.81 at December 31, 2023
•Tangible book value per share, net of tax, of $51.98, an increase of $5.26, or 11.3%, from $46.72 at December 31, 20231
•Efficiency ratio of 64.5% in the third quarter 2024, compared to 58.8% in the third quarter 20231
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2024.
1 See Non-GAAP Financial Measures section beginning on page 64.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income	$199.8	$216.6	$570.8	$574.5
Net income available to common stockholders	196.6	213.4	561.2	564.9
Earnings per share - basic	1.81	1.97	5.17	5.22
Earnings per share - diluted	1.80	1.97	5.14	5.21
Return on average assets	0.96%	1.24%	0.98%	1.09%
Return on average equity	12.0	14.7	11.9	13.5
Return on average tangible common equity (1)	13.8	17.3	13.8	16.0
Net interest margin	3.61	3.67	3.61	3.62
(1) See Non-GAAP Financial Measures section beginning on page 64.

	September 30, 2024	December 31, 2023
	(in millions)
Total assets	$80,080	$70,862
Loans HFS	2,327	1,402
Loans HFI, net of deferred fees and costs	53,346	50,297
Investment securities, net of allowance for credit losses	16,382	12,712
Total deposits	68,040	55,333
Other borrowings	2,995	7,230
Qualifying debt	898	895
Stockholders' equity	6,677	6,078
Tangible common equity, net of tax (1)	5,723	5,116
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

	September 30, 2024	December 31, 2023
	(dollars in millions)
Nonaccrual loans	$349	$273
Repossessed assets	8	8
Non-performing assets	497	418
Nonaccrual loans to funded loans	0.65%	0.54%
Nonaccrual and repossessed assets to total assets	0.45	0.40
Allowance for loan losses to funded loans	0.67	0.67
Allowance for credit losses to funded loans	0.74	0.73
Net charge-offs to average loans outstanding (1)	0.20	0.06
(1)Annualized on an actual/actual basis for the three months ended September 30, 2024. Actual year-to-date for the year ended December 31, 2023.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $80.1 billion at September 30, 2024 from $70.9 billion at December 31, 2023. The increase in total assets of $9.2 billion, or 13.0%, was primarily driven by an increase in deposits, which contributed to increases in investment securities and cash of $3.7 billion and $1.0 billion, respectively, and funded HFI loan growth of $3.0 billion. Loans HFI increased by $3.0 billion, or 6.1%, to $53.3 billion as of September 30, 2024, compared to $50.3 billion as of December 31, 2023. Commercial and industrial loans primarily drove the increase in loans HFI, increasing $3.4 billion from December 31, 2023, which was partially offset by decreases in residential real estate and construction and land development loans of $383 million and $162 million, respectively. In addition, loans HFS increased $925 million from $1.4 billion as of December 31, 2023 primarily due to an increase in agency-conforming and non-EBO loans.
Total deposits increased $12.7 billion, or 23.0%, to $68.0 billion as of September 30, 2024 from $55.3 billion as of December 31, 2023. By type, the increase in deposits from December 31, 2023 was driven by increases of $10.4 billion and $4.8 billion in non-interest bearing deposits and savings and money market accounts, respectively, partially offset by decreases of $2.1 billion and $452 million in interest bearing demand deposits and certificates of deposit, respectively.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,200.0	$1,026.6	$173.4	$3,402.5	$2,996.3	$406.2
Interest expense	503.1	439.6	63.5	1,450.1	1,249.1	201.0
Net interest income	696.9	587.0	109.9	1,952.4	1,747.2	205.2
Provision for credit losses	33.6	12.1	21.5	85.9	53.3	32.6
Net interest income after provision for credit losses	663.3	574.9	88.4	1,866.5	1,693.9	172.6
Non-interest income	126.2	129.2	(3.0)	371.3	190.2	181.1
Non-interest expense	537.4	426.2	111.2	1,506.0	1,161.5	344.5
Income before provision for income taxes	252.1	277.9	(25.8)	731.8	722.6	9.2
Income tax expense	52.3	61.3	(9.0)	161.0	148.1	12.9
Net income	199.8	216.6	(16.8)	570.8	574.5	(3.7)
Dividends on preferred stock	3.2	3.2	—	9.6	9.6	—
Net income available to common stockholders	$196.6	$213.4	$(16.8)	$561.2	$564.9	$(3.7)
Earnings per share:
Basic	$1.81	$1.97	$(0.16)	$5.17	$5.22	$(0.05)
Diluted	1.80	1.97	(0.17)	5.14	5.21	(0.07)

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net interest income	$696.9	$587.0	$1,952.4	$1,747.2
Total non-interest income	126.2	129.2	371.3	190.2
Net revenue	$823.1	$716.2	$2,323.7	$1,937.4
Total non-interest expense	537.4	426.2	1,506.0	1,161.5
Pre-provision net revenue	$285.7	$290.0	$817.7	$775.9
Less:
Provision for credit losses	33.6	12.1	85.9	53.3
Income tax expense	52.3	61.3	161.0	148.1
Net income	$199.8	$216.6	$570.8	$574.5
Pre-Provision Net Revenue, Excluding FDIC Special Assessment
The following table shows PPNR for the three and nine months ended September 30, 2024, adjusted to exclude the FDIC special assessment, which management believes is more comparable to historical earnings trends:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(in millions)
Pre-provision net revenue	$285.7	$817.7
FDIC special assessment	(2.2)	9.4
Pre-provision net revenue, excluding FDIC special assessment	$283.5	$827.1
Less:
Provision for credit losses	33.6	85.9
Income tax expense	52.3	161.0
FDIC special assessment	(2.2)	9.4
Net income	$199.8	$570.8

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Total non-interest expense	$537.4	$426.2	$1,506.0	$1,161.5
Less: Deposit costs	208.0	127.8	518.7	305.7
Total non-interest expense, excluding deposit costs	329.4	298.4	987.3	855.8
Divided by:
Total net interest income	696.9	587.0	1,952.4	1,747.2
Plus:
Tax equivalent interest adjustment	10.0	8.9	29.5	26.4
Total non-interest income	126.2	129.2	371.3	190.2
Less: Deposit costs	208.0	127.8	518.7	305.7
	$625.1	$597.3	$1,834.5	$1,658.1
Efficiency ratio - tax equivalent basis	64.5%	58.8%	64.0%	59.1%
Efficiency ratio - tax equivalent basis, adjusted	52.7	50.0	53.8	51.6
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

	September 30, 2024	December 31, 2023
	(dollars and shares in millions)
Total stockholders' equity	$6,677	$6,078
Less:
Goodwill and intangible assets	661	669
Preferred stock	295	295
Total tangible common stockholders' equity	5,721	5,114
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$5,723	$5,116

Total assets	$80,080	$70,862
Less: goodwill and intangible assets, net	661	669
Tangible assets	79,419	70,193
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$79,421	$70,195

Tangible common equity ratio	7.2%	7.3%
Common shares outstanding	110.1	109.5
Book value per common share	$57.97	$52.81
Tangible book value per common share, net of tax	51.98	46.72

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Net income available to common stockholders	$196.6	$213.4	$561.2	$564.9
Divided by:
Average stockholders' equity	$6,632	$5,854	$6,384	$5,699
Less:
Average goodwill and intangible assets	663	673	665	676
Average preferred stock	295	295	295	295
Average tangible common equity	$5,674	$4,886	$5,424	$4,728
Return on average tangible common equity	13.8%	17.3%	13.8%	16.0%

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

	September 30, 2024	December 31, 2023
	(dollars in millions)
Common equity tier 1:
Common equity	$6,395	$5,807
Less:
Non-qualifying goodwill and intangibles	647	658
Disallowed deferred tax asset	3	3
AOCI related adjustments	(382)	(516)
Unrealized gain on changes in fair value liabilities	1	3
Common equity tier 1	$6,126	$5,659
Divided by: Risk-weighted assets	$54,785	$52,517
Common equity tier 1 ratio	11.2%	10.8%

Common equity tier 1	$6,126	$5,659
Plus: Preferred stock and trust preferred securities	375	376
Tier 1 capital	$6,501	$6,035
Divided by: Tangible average assets	$83,044	$70,295
Tier 1 leverage ratio	7.8%	8.6%

Total capital:
Tier 1 capital	$6,501	$6,035
Plus:
Subordinated debt	819	818
Adjusted allowances for credit losses	390	348
Tier 2 capital	$1,209	$1,166

Total capital	$7,710	$7,201
Total capital ratio	14.1%	13.7%

Classified assets to tier 1 capital plus allowance:
Classified assets	$838	$673
Divided by: Tier 1 capital	6,501	6,035
Plus: Adjusted allowances for credit losses	390	348
Total Tier 1 capital plus adjusted allowances for credit losses	$6,891	$6,383
Classified assets to tier 1 capital plus allowance	12.2%	10.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$4,288	$66.9	6.21%	$3,069	$47.3	6.11%
Loans HFI:
Commercial and industrial	21,982	392.0	7.15	16,855	324.3	7.70
CRE - non-owner-occupied	9,689	190.4	7.83	9,950	196.1	7.83
CRE - owner-occupied	1,833	28.2	6.23	1,790	26.4	5.97
Construction and land development	4,757	110.7	9.26	4,545	110.3	9.63
Residential real estate	14,441	156.1	4.30	14,914	155.0	4.12
Consumer	53	1.0	7.15	73	1.4	7.43
Total loans HFI (1), (2), (3)	52,755	878.4	6.65	48,127	813.5	6.73
Investment securities:
Taxable	14,321	173.4	4.82	8,272	101.1	4.85
Tax-exempt	2,225	23.7	5.33	2,103	21.7	5.12
Total investment securities (1)	16,546	197.1	4.89	10,375	122.8	4.91
Cash and other	4,206	57.6	5.44	2,911	43.0	5.87
Total interest earning assets	77,795	1,200.0	6.19	64,482	1,026.6	6.37
Non-interest earning assets
Cash and due from banks	278			279
Allowance for credit losses	(366)			(334)
Bank owned life insurance	973			184
Other assets	4,409			4,513
Total assets	$83,089			$69,124
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$16,456	$126.2	3.05%	$12,947	$98.9	3.03%
Savings and money market accounts	18,092	166.3	3.66	13,832	106.3	3.05
Certificates of deposit	10,134	129.6	5.09	9,125	111.0	4.83
Total interest bearing deposits	44,682	422.1	3.76	35,904	316.2	3.49
Short-term borrowings	4,214	57.8	5.46	6,260	97.2	6.16
Long-term debt	569	13.7	9.57	764	16.7	8.68
Qualifying debt	897	9.5	4.23	888	9.5	4.26
Total interest bearing liabilities	50,362	503.1	3.97	43,816	439.6	3.98
Interest cost of funding earning assets			2.58			2.70
Non-interest bearing liabilities
Non-interest bearing deposits	24,638			18,402
Other liabilities	1,457			1,052
Stockholders’ equity	6,632			5,854
Total liabilities and stockholders' equity	$83,089			$69,124
Net interest income and margin (4)		$696.9	3.61%		$587.0	3.67%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $10.0 million and $8.9 million for the three months ended September 30, 2024 and 2023, respectively.
(2)Included in the yield computation are net loan fees of $21.7 million and $28.0 million for the three months ended September 30, 2024 and 2023, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$3,192	$149.1	6.24%	$3,858	$183.8	6.37%
Loans HFI:
Commercial and industrial	20,220	1,107.8	7.38	17,669	994.7	7.59
CRE - non-owner occupied	9,613	560.6	7.80	9,743	546.2	7.50
CRE - owner occupied	1,835	83.5	6.18	1,805	76.2	5.76
Construction and land development	4,806	340.0	9.45	4,399	307.1	9.34
Residential real estate	14,565	470.0	4.31	15,250	438.8	3.85
Consumer	54	2.9	7.14	73	3.9	7.14
Total loans HFI (1), (2), (3)	51,093	2,564.8	6.74	48,939	2,366.9	6.49
Investment securities:
Taxable	13,027	461.0	4.73	7,609	267.7	4.70
Tax-exempt	2,217	70.6	5.34	2,094	63.6	5.08
Total investment securities (1)	15,244	531.6	4.82	9,703	331.3	4.79
Cash and other	3,716	157.0	5.64	2,941	114.3	5.20
Total interest earning assets	73,245	3,402.5	6.26	65,441	2,996.3	6.18
Non-interest earning assets
Cash and due from banks	285			268
Allowance for credit losses	(355)			(321)
Bank owned life insurance	451			183
Other assets	4,501			4,600
Total assets	$78,127			$70,171
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$16,693	$379.4	3.04%	$11,800	$247.4	2.80%
Savings and money market accounts	16,644	442.4	3.55	15,006	308.9	2.75
Certificates of deposit	10,230	391.2	5.11	7,437	242.6	4.36
Total interest bearing deposits	43,567	1,213.0	3.72	34,243	798.9	3.12
Short-term borrowings	4,032	170.4	5.65	8,578	355.2	5.54
Long-term debt	483	38.1	10.51	953	66.7	9.36
Qualifying debt	896	28.6	4.26	892	28.3	4.24
Total interest bearing liabilities	48,978	1,450.1	3.95	44,666	1,249.1	3.74
Interest cost of funding earning assets			2.65			2.56
Non-interest bearing liabilities
Non-interest bearing deposits	21,284			18,534
Other liabilities	1,481			1,272
Stockholders’ equity	6,384			5,699
Total liabilities and stockholders' equity	$78,127			$70,171
Net interest income and margin (4)		$1,952.4	3.61%		$1,747.2	3.62%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $29.5 million and $26.4 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Included in the yield computation are net loan fees of $86.9 million and $100.4 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 versus 2023			2024 versus 2023
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$19.0	$0.6	$19.6	$(31.1)	$(3.6)	$(34.7)
Loans HFI:
Commercial and industrial	91.4	(23.7)	67.7	139.7	(26.6)	113.1
CRE - non-owner occupied	(5.1)	(0.6)	(5.7)	(7.6)	22.0	14.4
CRE - owner-occupied	0.7	1.1	1.8	1.4	5.9	7.3
Construction and land development	4.9	(4.5)	0.4	28.8	4.1	32.9
Residential real estate	(5.1)	6.2	1.1	(22.1)	53.3	31.2
Consumer	(0.4)	—	(0.4)	(1.0)	—	(1.0)
Total loans HFI	86.4	(21.5)	64.9	139.2	58.7	197.9
Investment securities:
Taxable	73.2	(0.9)	72.3	191.7	1.6	193.3
Tax-exempt	1.3	0.7	2.0	3.9	3.1	7.0
Total investment securities	74.5	(0.2)	74.3	195.6	4.7	200.3
Cash and other	17.7	(3.1)	14.6	32.7	10.0	42.7
Total interest income	197.6	(24.2)	173.4	336.4	69.8	406.2

Interest expense:
Interest bearing demand accounts	26.9	0.4	27.3	111.2	20.8	132.0
Savings and money market accounts	39.2	20.8	60.0	43.5	90.0	133.5
Certificates of deposit	12.9	5.7	18.6	106.8	41.8	148.6
Total deposits	79.0	26.9	105.9	261.5	152.6	414.1
Short-term borrowings	(28.1)	(11.3)	(39.4)	(192.1)	7.3	(184.8)
Long-term debt	(4.7)	1.7	(3.0)	(37.1)	8.5	(28.6)
Qualifying debt	0.1	(0.1)	—	0.1	0.2	0.3
Total interest expense	46.3	17.2	63.5	32.4	168.6	201.0

Net change	$151.3	$(41.4)	$109.9	$304.0	$(98.8)	$205.2
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2024, interest income was $1.2 billion, an increase of $173.4 million, or 16.9%, compared to $1.0 billion for the three months ended September 30, 2023. This increase was primarily the result of a $74.3 million increase in interest income from investment securities resulting from an increase in the average investment balance of $6.2 billion and a $64.9 million increase in interest income from loans HFI that was driven by higher average HFI loan balances of $4.6 billion. Higher average balances for loans HFS and cash and other also contributed $19.6 million and $14.6 million, respectively, to the increase in interest income.
For the nine months ended September 30, 2024, interest income was $3.4 billion, an increase of $406.2 million, or 13.6%, compared to $3.0 billion for the nine months ended September 30, 2023. This increase was primarily the result of a $200.3 million increase in investment income from investment securities due primarily to an increase in the average investment balance of $5.5 billion and a $197.9 million increase in interest income from loans HFI driven by a $2.2 billion increase in the average HFI loan balance coupled with higher yields. These increases were offset in part by a decrease in interest income from loans HFS of $34.7 million driven by a lower average HFS loan balance of $665.5 million.
For the three months ended September 30, 2024, interest expense was $503.1 million, an increase of $63.5 million, or 14.4%, compared to $439.6 million for the three months ended September 30, 2023. The increase in interest expense was due to an increase in interest expense on deposits of $105.9 million driven by an $8.8 billion increase in the average interest bearing deposit balance and increased interest rates, partially offset by a $42.4 million decrease in interest expense on total borrowings resulting from a decrease in average borrowing balances of $2.2 billion.
For the nine months ended September 30, 2024, interest expense was $1.5 billion, an increase of $201.0 million, or 16.1%, compared to $1.2 billion for the nine months ended September 30, 2023. Interest expense on deposits increased $414.1 million for the same period driven by a $9.3 billion increase in average interest bearing deposits and increased interest rates, partially offset by a $213.4 million decrease in interest expense on total borrowings resulting from a decrease in average borrowing balances of $5.0 billion.
For the three months ended September 30, 2024, net interest income totaled $696.9 million, an increase of $109.9 million, or 18.7%, compared to $587.0 million for the three months ended September 30, 2023. The increase in net interest income was driven by a $13.3 billion increase in average interest-earning assets, partially offset by an increase in funding costs driven by the higher rate environment. The decrease in net interest margin of 6 basis points to 3.61% is largely the result of an increase in both the average balances and rates of deposits, partially offset by an increase in average loans HFI and investment securities balances and yields compared to the same period in 2023.
For the nine months ended September 30, 2024, net interest income was $2.0 billion, an increase of $205.2 million, or 11.7%, compared to $1.7 billion for the nine months ended September 30, 2023. The increase in net interest income reflects a $7.8 billion increase in average interest-earning assets and related yields, partially offset by an increase of $4.3 billion in average interest bearing liabilities. The decrease in net interest margin of 1 basis point to 3.61% is the result of a higher rate environment as explained in the above paragraphs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and nine months ended September 30, 2024, the Company recorded a provision for credit losses of $33.6 million and $85.9 million, respectively, compared to $12.1 million and $53.3 million for the three and nine months ended September 30, 2023, respectively. The provision for credit losses for the three and nine months ended September 30, 2024 is primarily reflective of net charge-offs of $26.6 million and $59.2 million, respectively, and loan growth.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
	(in millions)
Net gain on loan origination and sale activities	$46.3	$52.0	$(5.7)	$138.4	$145.7	$(7.3)
Service charges and loan fees	30.1	29.7	0.4	64.3	72.3	(8.0)
Net loan servicing revenue	12.3	27.2	(14.9)	96.8	93.2	3.6
Income from equity investments	5.8	0.5	5.3	27.1	2.6	24.5
Gain (loss) on sales of investment securities	8.8	0.1	8.7	10.2	(26.0)	36.2
Fair value gain (loss) adjustments, net	4.1	17.8	(13.7)	5.1	(117.3)	122.4
Gain (loss) on recovery from credit guarantees	0.2	(4.0)	4.2	(2.8)	0.5	(3.3)
Other income	18.6	5.9	12.7	32.2	19.2	13.0
Total non-interest income	$126.2	$129.2	$(3.0)	$371.3	$190.2	$181.1
Total non-interest income for the three months ended September 30, 2024 compared to the same period in 2023 decreased $3.0 million. The decrease in non-interest income from the three months ended September 30, 2023 was primarily driven by decreases in net loan servicing revenue of $14.9 million and fair value gain adjustments, net of $13.7 million, partially offset by an increase in other income of $12.7 million from new bank owned life insurance policies and an increase in gain on sales of investment securities of $8.7 million.
Total non-interest income for the nine months ended September 30, 2024 increased $181.1 million compared to the same period in 2023. Non-interest income for the nine months ended September 30, 2023 was impacted by the Company's balance sheet repositioning actions, which were largely completed by the end of 2023. These actions resulted in losses of $117.3 million related to fair value adjustments from transferring loans from HFI to HFS and losses on sales of investment securities of $26.0 million during the nine months ended September 30, 2023, which did not reoccur in the current period.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
	(in millions)
Deposit costs	$208.0	$127.8	$80.2	$518.7	$305.7	$213.0
Salaries and employee benefits	157.8	137.2	20.6	465.7	431.7	34.0
Data processing	38.7	33.9	4.8	110.4	88.9	21.5
Insurance	35.4	33.1	2.3	128.1	81.8	46.3
Legal, professional, and directors' fees	24.8	28.3	(3.5)	80.7	77.8	2.9
Loan servicing expenses	18.7	11.9	6.8	50.3	44.1	6.2
Occupancy	17.6	16.8	0.8	53.5	48.7	4.8
Business development and marketing	9.7	4.9	4.8	21.6	15.1	6.5
Loan acquisition and origination expenses	5.9	5.6	0.3	15.8	15.6	0.2
Gain on extinguishment of debt	—	—	—	—	(13.4)	13.4
Other expense	20.8	26.7	(5.9)	61.2	65.5	(4.3)
Total non-interest expense	$537.4	$426.2	$111.2	$1,506.0	$1,161.5	$344.5
Total non-interest expense for the three months ended September 30, 2024 increased $111.2 million compared to the same period in 2023. The increase in non-interest expense was primarily driven by an increase in deposit costs related to higher ECR balances and rates. ECR balances increased $9.0 billion to $26.1 billion as of September 30, 2024 from $17.1 billion as of September 30, 2023.
Total non-interest expense for the nine months ended September 30, 2024 increased $344.5 million compared to the same period in 2023. The increase in non-interest expense for this period was primarily driven by an increase in deposit and insurance costs. Higher ECR balances and rates drove the increase in deposit costs. The increase in insurance costs is due to elevated insured and brokered deposit levels and a net FDIC special assessment charge of $9.4 million recognized during the nine months ended September 30, 2024.
Income Taxes
The Company's effective tax rate was 20.7% and 22.1% for the three months ended September 30, 2024 and 2023, respectively, and 22.0% and 20.5% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in pre-tax book income. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in expected investment tax credit benefits, an increase in nondeductible insurance premiums, and shortfalls from stock compensation expense during 2024.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2024	(in millions)
Loans HFI, net of deferred fees and costs	$53,346	$31,518	$21,828	$—
Deposits	68,040	24,335	37,183	6,522

At December 31, 2023
Loans HFI, net of deferred fees and costs	$50,297	$29,136	$21,161	$—
Deposits	55,333	23,897	24,925	6,511

Three Months Ended September 30, 2024	(in millions)
Income (loss) before provision for income taxes	$252.1	$139.3	$113.5	$(0.7)

Nine Months Ended September 30, 2024
Income before provision for income taxes	$731.8	$411.4	$303.1	$17.3

Three Months Ended September 30, 2023
Income before provision for income taxes	$277.9	$196.1	$68.9	$12.9

Nine Months Ended September 30, 2023
Income (loss) before provision for income taxes	$722.6	$576.8	$182.4	$(36.6)

BALANCE SHEET ANALYSIS
Total assets increased $9.2 billion to $80.1 billion at September 30, 2024, compared to $70.9 billion at December 31, 2023. The increase in total assets was primarily driven by an increase in deposits, which contributed to increases in investment securities and cash of $3.7 billion and $1.0 billion, respectively, and funded HFI loan growth of $3.0 billion. Loans HFI increased $3.0 billion, or 6.1%, to $53.3 billion as of September 30, 2024, compared to $50.3 billion as of December 31, 2023. The increase in loans HFI from December 31, 2023 was driven by a $3.4 billion increase in commercial and industrial loans from December 31, 2023, partially offset by decreases in residential real estate and construction and land development loans of $383 million and $162 million, respectively. Loans HFS increased $925 million from $1.4 billion as of December 31, 2023 due to an increase in agency-conforming and non-EBO loans.
Total liabilities increased $8.6 billion to $73.4 billion at September 30, 2024, compared to $64.8 billion at December 31, 2023. The increase in liabilities is due primarily to an increase in total deposits of $12.7 billion, or 23.0%, to $68.0 billion. By type, the increase in deposits from December 31, 2023 was driven by increases of $10.4 billion in non-interest bearing deposits and $4.8 billion in savings and money market accounts, partially offset by decreases in interest bearing demand deposits and certificates of deposit of $2.1 billion and $452 million, respectively. Other borrowings decreased $4.2 billion from December 31, 2023 primarily due to a decrease in short-term borrowings, partially offset by a $1.0 billion increase in long-term borrowings from FHLB advances.
Total stockholders’ equity of $6.7 billion at September 30, 2024 increased by $599 million, or 9.9%, from December 31, 2023. The increase in stockholders' equity is primarily a function of net income and unrealized fair value gains on AFS securities, recorded net of tax in other comprehensive income, offset by quarterly dividends to common and preferred stockholders.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	September 30, 2024	December 31, 2023	Increase (Decrease)
	(in millions)
Debt securities
Residential MBS issued by GSEs	$5,629	$1,972	$3,657
U.S. Treasury securities	5,600	4,853	747
Tax-exempt	2,216	2,101	115
Private label residential MBS	1,221	1,303	(82)
Commercial MBS issued by GSEs	653	530	123
CLO	508	1,399	(891)
Corporate debt securities	379	367	12
Other	69	69	—
Total debt securities	$16,275	$12,594	$3,681

Equity securities
Preferred stock	$91	$100	$(9)
CRA investments	26	26	—
Total equity securities	$117	$126	$(9)
The increases in Residential MBS issued by GSEs and U.S. Treasury securities from December 31, 2023 are primarily due the Company's efforts to shift its investment portfolio mix toward high quality liquid assets, which also included the sale of CLOs.

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. As of September 30, 2024, loans HFS totaled $2.3 billion, compared to $1.4 billion at December 31, 2023, an increase of $925 million primarily related to an increase in agency-conforming and non-EBO loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2024	December 31, 2023	Increase (Decrease)
	(in millions)
Warehouse lending	$7,873	$6,618	$1,255
Municipal & nonprofit	1,667	1,554	113
Tech & innovation	3,220	2,808	412
Equity fund resources	906	845	61
Other commercial and industrial	9,073	7,452	1,621
CRE - owner occupied	1,665	1,658	7
Hotel franchise finance	3,686	3,855	(169)
Other CRE - non-owner occupied	6,398	5,974	424
Residential	12,983	13,287	(304)
Residential - EBO	1,037	1,223	(186)
Construction and land development	4,665	4,862	(197)
Other	173	161	12
Total loans HFI	53,346	50,297	3,049
Allowance for credit losses	(357)	(337)	(20)
Total loans HFI, net of allowance	$52,989	$49,960	$3,029
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $107 million and $108 million reduced the carrying value of loans as of September 30, 2024 and December 31, 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $173 million and $177 million increased the carrying value of loans as of September 30, 2024 and December 31, 2023, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of September 30, 2024 and December 31, 2023, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 42% and 38% of total loans HFI as of September 30, 2024 and December 31, 2023, respectively.
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 31% and 33% of total loans at September 30, 2024 and December 31, 2023 respectively. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.

The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	September 30, 2024
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,047	41.3%	7.6%	49.2%
Office	2,421	24.7	4.5	64.2
Retail	806	8.2	1.5	57.0
Multifamily	575	5.9	1.1	43.9
Industrial	523	5.3	1.0	42.7
Time share	454	4.6	0.8	34.9
Medical	144	1.5	0.3	61.4
Senior care	142	1.4	0.3	42.1
Other	689	7.1	1.3	50.6
Total CRE - non-owner occupied	$9,801	100.0%	18.4%	52.4%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.

	December 31, 2023
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,235	43.9%	8.4%	48.1%
Office	2,358	24.4	4.7	58.8
Retail	753	7.8	1.5	61.0
Multifamily	566	5.9	1.1	49.7
Industrial	565	5.8	1.1	50.4
Time share	378	3.9	0.8	34.9
Senior care	160	1.7	0.3	41.8
Medical	124	1.3	0.2	51.2
Other	511	5.3	1.0	43.4
Total CRE - non-owner occupied	$9,650	100.0%	19.2%	51.1%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of September 30, 2024:

(in millions)
2024	$654
2023	894
2022	3,497
2021	1,762
2020	682
Prior	2,312
Total	$9,801
The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of September 30, 2024:

(in millions)
2024	$902
2025	1,959
2026	2,342
2027	2,337
2028	975
Thereafter	1,286
Total	$9,801

Approximately $2.4 billion, or 4.5%, of total loans HFI consisted of CRE non-owner occupied office loans as of September 30, 2024, compared to $2.4 billion, or 4.7%, as of December 31, 2023. Of the non-owner occupied office loan balance as of September 30, 2024, $166 million is scheduled to mature in the remainder of 2024. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling approximately 2% and 10% of office loans as of September 30, 2024, respectively.
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
As of September 30, 2024 and December 31, 2023, 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Total non-performing loans increased $79 million to $489 million at September 30, 2024, from $410 million at December 31, 2023.

	September 30, 2024	December 31, 2023
	(dollars in millions)
Total nonaccrual loans (1)	$349	$273
Loans past due 90 days or more on accrual status (2)	4	42
Accruing restructured loans	136	95
Total nonperforming loans	$489	$410
Other assets acquired through foreclosure, net	$8	$8
Nonaccrual loans to funded loans HFI	0.65%	0.54%
Loans past due 90 days or more on accrual status to funded loans HFI	0.01	0.08
(1)Includes loan modifications to borrowers experiencing financial difficulty of $136 million and $129 million at September 30, 2024 and December 31, 2023, respectively.
(2)Excludes government guaranteed residential mortgage loans of $313 million and $399 million at September 30, 2024 and December 31, 2023, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $6.6 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $18.4 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	September 30, 2024
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$6	1.7%	0.01%
Tech & innovation	64	18.3	0.12
Other commercial and industrial	12	3.4	0.02
CRE - owner occupied	6	1.7	0.01
Other CRE - non-owner occupied	163	46.7	0.31
Residential	79	22.6	0.15
Construction and land development	18	5.2	0.03
Other	1	0.4	0.00
Total non-accrual loans	$349	100.0%	0.65%

	December 31, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$6	2.2%	0.01%
Tech & innovation	33	12.1	0.06
Other commercial and industrial	53	19.4	0.11
CRE - owner occupied	9	3.3	0.02
Other CRE - non-owner occupied	83	30.4	0.16
Residential	70	25.6	0.14
Construction and land development	19	7.0	0.04
Total non-accrual loans	$273	100.0%	0.54%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present loan modifications during the period to borrowers experiencing financial difficulty:

	Amortized Cost Basis at September 30, 2024
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(in millions)
Tech & innovation	$—	$—	$2	$—	$2	0.1%
Other commercial and industrial	—	—	—	87	87	1.0
Total	$—	$—	$2	$87	$89	0.2%

	Amortized Cost Basis at September 30, 2024
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$2	$29	$31	1.0%
Other commercial and industrial	—	8	—	87	95	1.0
Other CRE - non-owner occupied	—	—	—	56	56	0.9
Construction and land development	—	41	—	—	41	0.9
Total	$—	$49	$2	$172	$223	0.4%

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$—	$7	$7	0.3%
Other commercial and industrial	—	1	—	12	13	0.2
CRE - owner occupied	—	3	—	—	3	0.2
Hotel franchise finance	—	20	—	—	20	0.5
Other CRE - non-owner occupied	—	20	—	—	20	0.3
Total	$—	$44	$—	$19	$63	0.1%

	Amortized Cost Basis at September 30, 2023
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$2	$—	$—	$7	$9	0.4%
Other commercial and industrial	—	24	—	12	36	0.6
CRE - owner occupied	—	3	—	—	3	0.2
Hotel franchise finance	—	46	—	—	46	1.1
Other CRE - non-owner occupied	—	48	—	—	48	0.8
Residential	—	—	—	1	1	0.0
Total	$2	$121	$—	$20	$143	0.3%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2024, modified loans of $136 million were current with contractual payments and $136 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the three and nine months ended September 30, 2024, the Company completed modifications of EBO loans with an amortized cost of $106 million and $285 million, respectively. During the three and nine months ended September 30, 2023, the Company completed modifications of EBO loans with an amortized cost of $84 million and $176 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of September 30, 2024, modified EBO loans consisted of $39 million in loans that were current to 89 days delinquent and $9 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $38 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.

Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	September 30, 2024			December 31, 2023
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$5.9	1.7%	14.8%	$5.8	1.7%	13.2%
Municipal & nonprofit	13.7	3.8	3.1	14.7	4.4	3.1
Tech & innovation	62.7	17.6	6.0	42.1	12.5	5.6
Equity fund resources	1.9	0.5	1.7	1.3	0.4	1.7
Other commercial and industrial	85.9	24.1	17.0	81.4	24.2	14.8
CRE - owner occupied	4.8	1.3	3.1	6.0	1.8	3.3
Hotel franchise finance	39.1	11.0	6.9	33.4	9.9	7.6
Other CRE - non-owner occupied	93.5	26.2	12.0	96.0	28.5	11.9
Residential	19.2	5.4	24.3	23.1	6.9	26.4
Residential - EBO	—	—	2.0	—	—	2.4
Construction and land development	27.1	7.6	8.8	30.4	9.0	9.6
Other	2.8	0.8	0.3	2.5	0.7	0.4
Total	$356.6	100.0%	100.0%	$336.7	100.0%	100.0%
During the three months ended September 30, 2024 and 2023, annualized net loan charge-offs to average loans outstanding were 0.20% and 0.06%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $38 million and $32 million at September 30, 2024 and December 31, 2023, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	September 30, 2024
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$10	1.7%	0.02%
Municipal & nonprofit	2	18	3.1	0.03
Other commercial and industrial	107	100	16.9	0.19
CRE - owner occupied	9	8	1.4	0.01
Hotel franchise finance	6	94	15.9	0.18
Other CRE - non-owner occupied	13	265	44.8	0.50
Residential	144	82	13.9	0.15
Construction and land development	2	12	2.0	0.02
Other	31	2	0.3	0.01
Total	315	$591	100.0%	1.11%

	December 31, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$26	3.6%	0.05%
Municipal & nonprofit	2	18	2.5	0.04
Tech & innovation	14	49	6.8	0.10
Other commercial and industrial	50	95	13.2	0.19
CRE - owner occupied	9	3	0.4	0.01
Hotel franchise finance	9	203	28.3	0.40
Other CRE - non-owner occupied	15	251	35.0	0.50
Residential	143	72	10.0	0.14
Construction and land development	1	1	0.1	0.00
Other	20	1	0.1	0.00
Total	264	$719	100.0%	1.43%

Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.0 billion and $1.1 billion as of September 30, 2024 and December 31, 2023, respectively.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	September 30, 2024	December 31, 2023
	(in millions)
FNMA and FHLMC	$43,119	$46,840
GNMA	17,930	19,848
Non-agency	2,724	1,959
Total unpaid principal balance of loans	$63,773	$68,647
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $661 million and $669 million at September 30, 2024 and December 31, 2023, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2024, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. For the three and nine months ended September 30, 2023, the Company evaluated whether the effects from the bank failures in 2023 gave rise to a triggering event and elected to perform a Step 0 goodwill impairment assessment, which included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. Based on this assessment, the Company determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values as of September 30, 2023.
Deferred Tax Assets
As of September 30, 2024, the net DTA balance totaled $254 million, a decrease of $33 million from $287 million at December 31, 2023. This overall decrease in the net DTA was primarily the result of an increase in the fair market value of AFS securities, partially offset by an increase in credit carryovers and state net operating losses.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $68.0 billion at September 30, 2024, from $55.3 billion at December 31, 2023, an increase of $12.7 billion, or 23.0%. By deposit type, the increase in deposits is attributable to increases of $10.4 billion in non-interest bearing deposits and $4.8 billion in savings and money market accounts, partially offset by decreases of $2.1 billion in interest bearing demand deposits and $452 million in certificates of deposit.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2024, the Company had $13.1 billion of these reciprocal deposits, compared to $13.3 billion at December 31, 2023. At September 30, 2024 and December 31, 2023, the Company also had wholesale brokered deposits of $6.0 billion and $6.6 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $26.1 billion and $17.8 billion at September 30, 2024 and December 31, 2023, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs include $201.7 million and $123.7 million in deposit related costs on these deposits for the three months ended September 30, 2024 and 2023, respectively, and $500.4 million and $297.1 million, respectively, for the nine months ended September 30, 2024 and 2023. The increase in these costs from the prior year is due to an increase in average deposit balances eligible for earnings credits or referral fees as well as an increase in earnings credit rates.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2024		2023
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$16,456	3.05%	$12,947	3.03%
Savings and money market accounts	18,092	3.66	13,832	3.05
Certificates of deposit	10,134	5.09	9,125	4.83
Total interest bearing deposits	44,682	3.76	35,904	3.49
Non-interest bearing deposits	24,638	—	18,402	—
Total deposits	$69,320	2.42%	$54,306	2.31%

	Nine Months Ended September 30,
	2024		2023
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing demand accounts	$16,693	3.04%	$11,800	2.80%
Savings and money market accounts	16,644	3.55	15,006	2.75
Certificates of deposit	10,230	5.11	7,437	4.36
Total interest bearing deposits	43,567	3.72	34,243	3.12
Non-interest bearing deposits	21,284	—	18,534	—
Total deposits	$64,851	2.50%	$52,777	2.02%
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings decreased $5.2 billion to $1.6 billion at September 30, 2024 from $6.8 billion at December 31, 2023. The decrease was driven by decreases in FHLB advances of $4.7 billion, repurchase agreements of $377 million, and federal funds purchased of $175 million.
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. At September 30, 2024, the carrying value of long-term borrowings was $1.4 billion, compared to $446 million at December 31, 2023. The increase in long-term borrowings of $982 million was driven by long-term advances with the FHLB entered into during the three months ended September 30, 2024.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2024, the carrying value of qualifying debt was $898 million, compared to $895 million at December 31, 2023.

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
As of September 30, 2024 and December 31, 2023, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
September 30, 2024
WAL	$7,710	$6,501	$54,785	$83,044	14.1%	11.9%	7.8%	11.2%
WAB	7,241	6,626	54,673	82,921	13.2	12.1	8.0	12.1
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2023
WAL	$7,201	$6,035	$52,517	$70,295	13.7%	11.5%	8.6%	10.8%
WAB	6,802	6,229	52,508	70,347	13.0	11.9	8.9	11.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of September 30, 2024.

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
The following table presents the available and outstanding balances on the Company's lines of credit:

	September 30, 2024
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$1,353	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit are presented in the following table:

September 30, 2024
(in millions)
FHLB:
Borrowing capacity	$14,391
Outstanding borrowings	2,500
Letters of credit	169
Total available credit	$11,722

FRB:
Borrowing capacity	$10,455
Outstanding borrowings	—
Total available credit	$10,455

Warehouse borrowings:
Borrowing capacity	$2,250
Outstanding borrowings	—
Total available credit	$2,250
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At September 30, 2024, there were $14.1 billion in liquid assets, comprised of $1.6 billion in cash on deposit at the FRB and $12.5 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2023, the Company maintained $6.9 billion in liquid assets, comprised of $785 million in cash on deposit at the FRB and $6.1 billion in liquid securities not currently used as collateral for borrowings or other purposes.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2024, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2024 and 2023, net cash used in operating activities was $2.1 billion and $669.8 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the nine months ended September 30, 2024, the Company's cash balance decreased by $3.2 billion as a result of a net increase in loans, compared to an increase in cash of $1.9 billion during the nine months ended September 30, 2023 from a net decrease in loans. A net increase in investment securities of $3.2 billion for the nine months ended September 30, 2024 contributed to the decrease to the Company's cash balance during the nine months ended September 30, 2024, while a net increase in investment securities of $2.6 billion for the nine months ended September 30, 2023, partially offset the increase in cash.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the nine months ended September 30, 2024, net deposits increased $12.7 billion, compared to an increase in net deposits of $642.9 million during the nine months ended September 30, 2023.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50 million and $225 million, respectively, through one participating financial institution or, a combined total of $275 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2024, the Company has $1.7 billion of CDARS and $9.9 billion of ICS deposits.
As of September 30, 2024, the Company has $6.0 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2024, WAB paid dividends to the Parent of $60 million and $180 million, respectively.

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
Interest rate risk is addressed by ALCO, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on EVE and earnings from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Company manages its balance sheet in part to keep the potential impact on EVE and earnings within acceptable ranges despite changes in interest rates.
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the nine months ended September 30, 2024, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at September 30, 2024, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate re-set period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposit products re-price with a certain beta to underlying market rate changes. These betas are derived separately by deposit product and are based on both observed and projected market rate and balance trends. Current product-level deposit beta assumptions range between 47% to 94%, depending on product, with an average interest bearing deposit beta of 56%.
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
The table below presents the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates based on a dynamic balance sheet. In addition, the table provides results from additional scenarios in response to gradual, parallel changes (ramp) in market interest rates over twelve months. The Company continues to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.

Sensitivity of Net Interest Income

	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shock Scenario	(7.5)%	(4.3)%	4.9%	10.0%
Gradual Ramp Scenario	(3.6)%	(1.8)%	2.0%	4.1%
In addition, certain rate-sensitive non-interest income and expense items are also subject to market risk, including mortgage banking and servicing income and ECR deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by volatility in interest rates. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by incorporating these non-interest income and expenses amounts to measure the impact of forecasted changes in interest rates on earnings (defined as net interest income plus rate-sensitive non-interest income and expense). In the Company’s EaR simulation model as of September 30, 2024, deposits eligible for ECRs re-price with a beta assumption of 81% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs, re-price with a weighted average beta assumption of 65%. As a result of the higher deposit betas on deposits eligible for ECRs, in the down simulation scenarios, the Company will benefit from lower deposit costs. In a shock down 100 basis points scenario, ECR related deposit costs would decrease 23% from the baseline forecast over the next twelve months. At September 30, 2024, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current guidelines.
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
The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2024:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
		(change in basis points from Base)
% Change	5.3%	4.3%	(6.0)%	(10.9)%
At September 30, 2024, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1- 31, 2024	258	$81.39	—	$—
August 1-31, 2024	—	—	—	—
September 1-30, 2024	784	73.26	—	—
Total	1,042	$75.27	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Consolidated Income Statements for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 31, 2024	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

October 31, 2024	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

October 31, 2024	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Chief Accounting Officer