Form 10-K
period 2024-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2025-02-25
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $6.73 billion based on the June 30, 2024 closing price of said stock on the New York Stock Exchange ($62.82 per share).
As of February 18, 2025, Western Alliance Bancorporation had 110,454,292 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than statements of historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K:

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
AmeriHome	AmeriHome Mortgage Company, LLC	DST	Digital Settlement Technologies LLC	WABT	Western Alliance Business Trust
BON	Bank of Nevada	FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
Bridge	Bridge Bank	TPB	Torrey Pines Bank	WATC	Western Alliance Trust Company, N.A.
Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
TERMS:
ACL	Allowance for Credit Losses	EBO	Early buyout	LGD	Loss Given Default
AFS	Available-for-Sale	ECR	Earnings credit rates	LIBOR	London Interbank Offered Rate
ALCO	Asset and Liability Management Committee	EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	LIHTC	Low-Income Housing Tax Credit
AML/CFT	Anti-Money Laundering / Countering the Financing of Terrorism	EPS	Earnings per Share	MBS	Mortgage-Backed Securities
AOCI	Accumulated Other Comprehensive Income	ERM	Enterprise Risk Management	MOU	Memorandum of Understanding
ASC	Accounting Standards Codification	ESG	Environmental, Social, and Governance	MSA	Metropolitan Statistical Area
ASU	Accounting Standards Update	EVE	Economic Value of Equity	MSR	Mortgage Servicing Right
Basel Committee	Basel Committee on Banking Supervision	Exchange Act	Securities Exchange Act of 1934, as Amended	NBL	National Business Lines
Basel III	Banking Supervision's December 2010 Final Capital Framework	FASB	Financial Accounting Standards Board	NIST	National Institute of Standards and Technology
BHCA	Bank Holding Company Act of 1956	FCRA	Fair Credit Reporting Act of 1971	NOL	Net Operating Loss
BOD	Board of Directors	FDIA	Federal Deposit Insurance Act	NPV	Net Present Value
BOLI	Bank Owned Life Insurance	FDIC	Federal Deposit Insurance Corporation	NYSE	New York Stock Exchange
BSA	Bank Secrecy Act	FFIEC	Federal Financial Institutions Examination Council	OCC	Office of the Comptroller of the Currency
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	FHA	Federal Housing Administration	OCI	Other Comprehensive Income
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	FHLB	Federal Home Loan Bank	OFAC	Office of Foreign Asset Control
CBDP	Commercial Banking Development Program	FHLMC	Federal Home Loan Mortgage Corporation	OREO	Other Real Estate Owned
CCO	Chief Credit Officer	FICO	Fair Isaac Corporation	ORMC	Operational Risk Management Committee
CDARS	Certificate Deposit Account Registry Service	First Line	First Line of Defense	PCAOB	Public Company Accounting Oversight Board
CECL	Current Expected Credit Loss	FNMA	Federal National Mortgage Association	PCD	Purchased Credit Deteriorated
CEO	Chief Executive Officer	FRA	Federal Reserve Act	PD	Probability of Default
CET1	Common Equity Tier 1	FRB	Federal Reserve Bank	PPNR	Pre-Provision Net Revenue
CFO	Chief Financial Officer	FTC	Federal Trade Commission	ROU	Right of Use
CFPB	Consumer Financial Protection Bureau	FVO	Fair Value Option	SEC	Securities and Exchange Commission
CIO	Chief Information Officer	GAAP	U.S. Generally Accepted Accounting Principles	SERP	Supplemental Executive Retirement Plan
CISO	Chief Information Security Officer	GLBA	Gramm-Leach-Bliley Act	SIEM	Security Information and Event Management
CLO	Collateralized Loan Obligation	GNMA	Government National Mortgage Association	SLC	Senior Loan Committee
COSO	Committee of Sponsoring Organizations of the Treadway Commission	GSE	Government-Sponsored Enterprise	SMC	Security Monitoring Center
CRA	Community Reinvestment Act	HELOC	Home Equity Line of Credit	SOFR	Secured Overnight Funding Rate
CRE	Commercial Real Estate	HFI	Held for Investment	TEB	Tax Equivalent Basis
CSR	Cyber Security Response	HFS	Held for Sale	TSR	Total Shareholder Return
DEI	Diversity, Equity, and Inclusion	HTM	Held-to-Maturity	UPB	Unpaid Principal Balance
DIF	Deposit Insurance Fund	HUD	U.S. Department of Housing and Urban Development	USDA	United States Department of Agriculture
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	ICS	Insured Cash Sweep Service	VA	Veterans Affairs
DOJ	U.S. Department of Justice	IRLC	Interest Rate Lock Commitment	VIE	Variable Interest Entity
DTA or DTL	Deferred Tax Asset or Deferred Tax Liability	ISDA	International Swaps and Derivatives Association
EAD	Exposure at Default	IT	Information Technology

Item 1.Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB, together with its banking divisions: ABA, BON, FIB, Bridge, and TPB.
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
Bank Subsidiary
At December 31, 2024, WAL has the following bank subsidiary:

Bank Name	Headquarters	Location Cities	Total Assets	Net Loans	Deposits
			(in millions)
Western Alliance Bank	Phoenix, Arizona	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$80,862	$55,588	$66,760
		Nevada: Carson City, Fallon, Henderson, Las Vegas, Mesquite, Reno, and Sparks
		California: Beverly Hills, Carlsbad, Costa Mesa, Irvine, La Mesa, Los Angeles, Oakland, Pleasanton, San Diego, San Francisco, San Jose, and Woodland Hills

Other: Atlanta, Georgia; Austin, Houston, and Irving, Texas; Boston, Massachusetts; Chicago, Illinois; Columbus, Ohio; Denver, Colorado; Minneapolis, Minnesota; New York, New York; Seattle, Washington; and Tysons, Virginia

WAB has the following wholly-owned operating subsidiaries:
•WABT holds certain investment securities, municipal and non-profit loans, and leases.
•WA PWI holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.
•BW Real Estate, Inc. operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
•Helios Prime, Inc. holds interests in certain limited partnerships invested in renewable energy projects.
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
•Consumer Related segment: offers commercial banking services to enterprises in consumer-related sectors, as well as consumer banking services, such as residential mortgage banking.
•Corporate & Other: consists of the Company's investment portfolio, Corporate borrowings and other related items, as well as income and expense items not allocated to other reportable segments and inter-segment eliminations.

Loan and deposit accounts are typically assigned directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based primarily on the risk profile of their assets and liabilities. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
Net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segments to the extent the amounts are directly attributable to those segments. Net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. Net income amounts for each reportable segment are further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, number of transactions processed for loans and deposits, and average loan and deposit balances. Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are reflected in the Corporate & Other segment.
Lending Activities
General
Through WAB and its banking divisions and operating subsidiaries, the Company provides a variety of lending products to customers, including the loan types discussed below.
Commercial and Industrial: Commercial and industrial loans comprise 43% and 38% of the Company's HFI loan portfolio as of December 31, 2024 and 2023, respectively. These loans include working capital lines of credit, loans to technology companies, inventory and accounts receivable lines, mortgage warehouse lines, and other commercial loans. Equipment loans and leases and loans to tax-exempt municipalities and not-for-profit organizations are also categorized as commercial and industrial loans.
Residential: Residential loans comprise 27% and 29% of the Company's loan portfolio as of December 31, 2024 and 2023, respectively. The Company executes flow and bulk residential loan purchases that meet the Company's goals and underwriting criteria through its residential mortgage acquisition program. These loan purchases consist of both conforming and non-conforming loans. Non-conforming loan purchases are generally limited to borrowers with high FICO scores and loans with low loan-to-value ratios.
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner occupants represent 22% and 23% of the Company's loan portfolio as of December 31, 2024 and 2023, respectively. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. Approximately $2.3 billion, or 4.4%, of total loans HFI consisted of CRE non-owner occupied office loans as of December 31, 2024, compared to $2.4 billion, or 4.7%, as of December 31, 2023. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations with central business district and midtown exposure of less than 1% and 11% of office loans, respectively.
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
Substantially all of the Company's remaining CRE loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. As of December 31, 2024 and 2023, 16% of the Company's CRE loans were owner occupied. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
Construction and Land Development: Construction and land development loans comprise 8% and 10% of the Company's loan portfolio as of December 31, 2024 and 2023, respectively. This portfolio includes single family and multi-family residential projects, industrial/warehouse properties, office buildings, retail centers, medical office facilities, and residential lot developments. These loans are primarily originated to experienced local and national developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes.
At December 31, 2024, the Company's HFI loan portfolio totaled $53.7 billion, or approximately 66% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio:

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(dollars in millions)

Commercial and industrial	$23,128	43.1%	$19,103	38.0%
Commercial real estate - non-owner occupied	9,868	18.4	9,650	19.2
Commercial real estate - owner occupied	1,825	3.4	1,810	3.6
Construction and land development	4,479	8.3	4,889	9.7
Residential real estate	14,326	26.7	14,778	29.4
Consumer	50	0.1	67	0.1
Loans HFI, net of deferred loan fees and costs	$53,676	100.0%	$50,297	100.0%
Allowance for credit losses	(374)		(337)
Net loans HFI	$53,302		$49,960
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
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, collateral analysis, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The BOD approves all material changes to loan policy, as well as lending limit authorities. The Bank's lending policies generally incorporate consistent underwriting standards across all geographic regions in which the Bank operates, customized as necessary to conform to state law and local market conditions. The Bank's credit culture emphasizes timely identification of troubled credits allowing management to take prompt corrective action, when necessary.
Loan Approval Procedures and Authority
The Company's loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:
•Individual Credit Authorities. The credit approval levels for individual credit officers are set by policy and certain credit officers' approval authorities are established on a delegated basis.
•SLC Subcommittees. Credits in excess of individual credit authorities but less than SLC approval thresholds are submitted to the appropriate subcommittee based on risk segment. The Company's risk segments are defined primarily by product lines organized based on loan type and risk profile. The subcommittees consist of members of the Bank's senior management and senior credit officers.
•SLC. Credits in excess of subcommittee approval authority require the approval of the Bank's SLC, which has the highest level of credit approval authority. SLC membership includes the CEO and other senior executives appointed by the CEO and is chaired by the Bank's CCO.

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
Loans to One Borrower. In addition to the limits set forth below, subject to certain exceptions, state banking laws generally limit the amount of funds a bank may lend to a single borrower. Under Arizona law, the obligations of one borrower to a bank generally may not exceed 20% of the Bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Arizona law does not specifically require aggregation of loans to affiliated entities in determining compliance with the lending limit. As a matter of longstanding practice, the Arizona Department of Insurance and Financial Institutions uses the same aggregation analysis as applied to national banks by the Office of the Comptroller of the Currency.
Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits for its HFI and HFS loan portfolios, which are based on outstanding amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures based on outstanding amounts as of December 31, 2024:

	Percent of Tier 1 Capital and ACL (1)
	Policy Limit	Actual
Loans HFI
CRE	230%	165%
Commercial and industrial	550	327
Construction and land development	85	63
Residential real estate	260	202
Consumer	7	1
Loans HFS
Residential real estate	60	32
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

Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest (that are not government guaranteed), non-accrual and accruing restructured loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. In addition, the Company considers all loans rated Substandard or worse to be experiencing financial difficulty. A restructured loan is a loan modification for a borrower experiencing financial difficulty. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent non-residential loans with balances greater than $0.5 million every 12 months. Total net gains and losses on sales and reappraisals of repossessed and other assets was not significant during each of the years ended December 31, 2024, 2023, and 2022. However, losses may be experienced in future periods.
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

Investment Activities
The Company has an investment policy, which is approved by the BOD on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with the Company's interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All investment transactions for the Bank and for the holding company during the year ended December 31, 2024 were reviewed by the ALCO and BOD.
The Company's investment policy limits new securities purchases to certain eligible investment types and, in the aggregate, are further subject to the following quantitative limits of the Bank, which are calculated as a percent of CET1, as of December 31, 2024:

Securities Category	Policy Limit	Actual
Held-to-maturity
Tax-exempt low income housing development bonds	35.0%	19.9%
Available-for-sale debt and equity securities
CLO	22.5	8.4
Corporate debt securities	10.0	6.0
High quality liquid assets:
Non‐GNMA	70.0	36.4
GNMA	92.5	61.7
Private label residential MBS	25.0	16.9
Municipal securities and tax-exempt low income housing development bonds	20.0	13.9
U.S. Treasury securities & agency notes with maturities greater than 1 year (1)	50.0	—
CRA	5.0	1.0
Preferred stock	5.0	1.4
(1)    There is no investment policy limit for purchases of U.S. Treasury securities with maturities less than 1 year.
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
As of December 31, 2024, the Company's investment securities portfolio totaled $15.1 billion, representing approximately 19% of the Company's total assets, with a significant portion of the portfolio invested in AAA/AA+ rated securities. The average duration, which is a measure of the interest rate sensitivity of the Company's debt securities portfolio, is 3.4 years as of December 31, 2024.

The following table summarizes the carrying value of the Company's investment securities:

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt securities
Residential MBS issued by GSEs	$5,831	38.6%	$1,972	15.5%
U.S. Treasury securities	4,383	29.0	4,853	38.2
Tax-exempt	2,195	14.5	2,101	16.5
Private label residential MBS	1,123	7.4	1,303	10.2
CLO	570	3.8	1,399	11.0
Commercial MBS issued by GSEs	437	2.9	530	4.2
Corporate debt securities	386	2.6	367	2.9
Other	69	0.4	69	0.5
Total debt securities	$14,994	99.2%	$12,594	99.0%
Equity securities
Preferred stock	$91	0.6%	$100	0.8%
CRA investments	26	0.2	26	0.2
Total equity securities	$117	0.8%	$126	1.0%
Total investment securities	$15,111	100.0%	$12,720	100.0%
As of December 31, 2024 and 2023, the Company also held investments in BOLI of $1.0 billion and $186 million, respectively. BOLI is used as a tax efficient method to help offset employee benefit costs. The increase in BOLI from December 31, 2023 is attributable to the purchase of a new BOLI policy during the year. The earnings from the new BOLI separate life policy are linked to the performance of a pool of highly rated (AA or better) CLO securities, secured by a stable value wrap that provides a level of stability to the investment performance of the underlying CLO portfolio.
For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including demand deposits, checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. Recently, the Company has also focused on expanding into new deposit channels, including online consumer focused deposit initiatives. As of December 31, 2024, the deposit portfolio was comprised of 28% non-interest-bearing deposits and 72% interest-bearing deposits.
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
•competition for deposits;
•loan and deposit positions and forecasts, including any concentrations in either; and
•alternative borrowing costs from the FHLB or other sources.

The following table shows the Company's deposit composition:

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(in millions)
Non-interest-bearing demand deposits	$18,846	28.4%	$14,520	26.2%
Interest-bearing transaction accounts	15,878	23.9	15,916	28.8
Savings and money market accounts	21,208	32.0	14,791	26.7
Time certificates of deposit ($250,000 or more)	1,640	2.5	1,478	2.7
Other time deposits (1)	8,769	13.2	8,628	15.6
Total deposits	$66,341	100.0%	$55,333	100.0%
(1)    Retail brokered time deposits over $250,000 of $5.6 billion and $5.8 billion as of December 31, 2024 and 2023, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
Although the Company does not pay interest to depositors of non-interest-bearing accounts, earnings credits and referral fees are awarded to certain account holders, which offset charges incurred by account holders for other services. Earnings credits and referral fees earned in excess of charges incurred by account holders are recorded in Deposit costs as part of non-interest expense and fluctuate as a result of eligible deposit balances and ECR rates on these deposit balances.
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
Customer, Product, and Geographic Concentrations
Commercial and industrial loans make up 43% and 38% of the Company's HFI loan portfolio as of December 31, 2024 and 2023, respectively. Residential loans comprise 27% and 29% of the Company's HFI loan portfolio as of December 31, 2024 and 2023, respectively. In addition, 30% and 33% of the Company's HFI loan portfolio at December 31, 2024 and 2023, respectively, was represented by CRE and construction and land development loans. The Company’s CRE business is concentrated primarily in the Company's core footprint states: Arizona, California, and Nevada. Consequently, the Company is dependent on the trends of these regional economies.
The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. Neither the Company nor any of its reportable segments have customer relationships that individually account for 10% or more of consolidated or segment revenues. No material portion of the Company’s lending business is seasonal. However, seasonality in the Company's mortgage warehouse deposits may impact lending activities.
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

Human Capital Resources
The Company’s culture is defined by its corporate values of integrity, creativity, teamwork, passion, and excellence. People, Performance, and Possibilities capture the Company's defining values and behaviors that shape our unique culture and how we do business. People are the foundation of the Company and the Company invests in their success by providing expanded opportunities for career growth and advancement. Our people are committed to our clients’ success and, by putting clients first, we create strong stockholder returns. This leads to tremendous possibilities to fuel client growth and support the Company’s communities.
The Company is deeply committed to giving back to the communities where it does business and strives to help low-to-moderate income geographies become healthier and more sustainable communities. Employees are encouraged to dedicate their time and expertise to charitable and civic organizations they are passionate about. In total, employees volunteered more than 18,000 hours in 2024. The Company is also committed to providing financial support for education, affordable housing, and community development lending and investments.
As of December 31, 2024, the Company employed 3,524 full-time equivalent employees, an increase of 8% from December 31, 2023. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.
Human Capital Metrics
The Company is committed to maintaining a dynamic and diverse workforce and provides equal opportunity in all aspects of employment. The Company continually assesses opportunities to attract and retain a diverse population of high performing employees to support the growth of the Company. The Company has built relationships with community and educational institutions to strengthen its pipelines of potential job candidates. The Company maintains an executive-led Opportunity Council, which provides access to leadership, and evaluates organizational practices that build a sense of belonging, enhance the Company's pipeline of talent, engage its people, and create a culture instilled with the Company's corporate values. One aspect of this work is the active support of Business Resource Groups, which are employee-led groups to support the diverse aspects and experiences of our people, such as women, veterans, minority groups, cancer survivors and caretakers, LGBTQIA+ employees, employees with disabilities, and encouraging multigenerational connections. These groups are open to all, provide connection with Bank leadership, and are focused on education, professional development, and community engagement.
The Company employs a diverse workforce that reflects its clients and communities, which is shown in the Company's ethnic and gender diversity metrics presented in the table below:

	December 31,
	2024	2023	2022
	(as a percentage of total employees)
Employees belonging to an ethnic minority group	45%	44%	43%
Female employees	50	51	52
As of December 31, 2024, 44% of employees that occupied roles involving supervision and management of other employees were women, compared to 43% in the prior year. In addition, at the leadership level, the Company's female and ethnic employees increased to 48% as of December 31, 2024 from 45% in the prior year.
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
As a growing company, recruiting new talent to the organization is key to the Company’s success and part of that objective includes building a workforce that is representative of the communities the Company exists in and serves. In 2024, 51% of WAB’s open positions were filled by external candidates belonging to an ethnic minority group compared to 47% in 2023.

Retaining qualified employees who have been key contributors to the Company's success story remains an important objective. The table below presents the Company's overall employee turnover rate:

	Year ended December 31,
	2024	2023 (1)	2022 (1)
Turnover Rate	15%	14%	17%
(1)Excludes the impact of reductions in workforce during the period.
The turnover rate was largely consistent at 15% in 2024 compared to 2023.
The table below presents the Company's employee turnover rate by age group:

	Year ended December 31,
Turnover Rate by Age Group	2024	2023 (1)	2022 (1)
Under 30	19%	18%	27%
Between 30-50	14	14	15
Over 50	15	14	15
(1)Excludes the impact of reductions in workforce during the period.
In 2024, 2023 and 2022, the Company's turnover rate was highest among employees in the Under 30 age group.
The Company also offers a variety of resources and training to help its employees grow in their current roles and build new skills and awareness, including online development programs and workshops, mentoring programs, tuition reimbursement, participation in Business Resource Groups, and internal webinars that feature speakers from across the Company, sharing information about and success in their business line, division, or functional area. The Company encourages its employees to take an active role in their career and through the annual performance management process, employees are able to identify individual development goals and create an action plan to achieve these goals.
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
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, U.S. government debt default or shutdown, the imposition of tariffs on trade, natural disasters, the emergence of widespread health emergencies or pandemics, terrorist attacks, acts of war (such as the military conflicts in Ukraine and the Middle East), or a combination of these or other factors.
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
Interest rates rose rapidly during 2023, resulting in a significant decline in the fair market values of long duration fixed rate investment securities. Any sale of investment securities held in an unrealized loss position for liquidity or other purposes will cause actual losses to be realized. Gross unrealized losses on our HTM and AFS investment securities totaled $218 million and $729 million, respectively, as of December 31, 2024. In 2024, the FRB began lowering rates as inflationary pressure started to ease. The FRB has indicated additional decreases to the federal funds target rate in 2025, but noted it will continue to assess additional information and implications for the economic outlook in determining future actions with respect to target rates.
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
In addition to the potential effects on net interest margin and loan volumes, an increase in the general level of interest rates may affect the ability of certain borrowers to pay interest and principal on their obligations and reduces the amount of non-interest income we can earn due to potentially lower levels of banking business conducted, generally, as well as lower levels of servicing, gain on sale, and other revenues generated through our residential mortgage business.
The discontinuation of, or substantial change to, an interest rate benchmark we use in lending, borrowing or hedging may adversely affect our business.
We use various interest rate benchmarks in our lending, borrowing and hedging activities. An interest rate benchmark we use in lending, borrowing or hedging may be discontinued or substantially changed in the future. For example, effective January 1, 2022, the administrator of LIBOR ceased the publication of one-week and two-month U.S. dollar LIBOR, and immediately after June 30, 2023, the administrator of LIBOR ceased the publications of the remaining tenors of U.S. dollar LIBOR (one, three, six, and 12-month). Additionally, effective November 15, 2024, the Bloomberg Index Services Limited ceased publication of the Bloomberg Short-Term Bank Yield Index.
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
At December 31, 2024, our ACL on funded loans and loss contingency on unfunded loan commitments and letters of credit totaled $373.8 million and $39.5 million, respectively. Deterioration in the real estate market or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan loss provisions and increases in our ACL. In addition, future volatility in the banking industry and related economic effects, like those experienced during 2023, may adversely impact the Company’s estimate of its ACL and resulting provision for credit losses. We may also be required to record additional loan provisions or increase our ACL based on new information regarding existing loans, input from regulators in connection with their review of our loan portfolio, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, changes in economic outlook, and other factors, both within and outside of our management’s control. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
Many of the real and personal properties securing our loans are located in California and more generally in the southwestern portion of the United States. Substantial portions of California experience wildfires from time to time that may cause significant damage throughout the state. For example, early in 2025, Southern California has experienced prolonged wildfires that have resulted in extensive damage. While these wildfires have not significantly damaged our own properties or the properties pledged by borrowers as collateral, it is possible our borrowers may experience losses in the future, which may materially impair their ability to meet the terms of their obligations. California and the southwestern United States are also prone to other natural disasters, including, but not limited to, drought, earthquakes, flooding, and mudslides. In recent years, drought and decreased snowfall in the Rocky Mountains has led to decreased water flow in the Colorado River, from which many areas in the southwest obtain water, including certain of our markets. Persistence of such conditions or additional significant natural or man-made disasters in the state of California or in our other markets could lead to damage or injury to our own properties and/or employees, declines in population in our markets, and increased risk that our borrowers may experience losses or sustained job interruption, which may materially impair their ability to maintain deposits or meet the terms of their loan obligations. Therefore, additional natural disasters, a man-made disaster or a catastrophic event, persistence of detrimental environmental conditions, or a combination of these or other factors, in any of our markets could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Bank regulators have increasingly focused on the physical and financial risks to financial institutions associated with climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities. We have also, and may continue, to become subject to new or heightened regulatory requirements related to climate change, such as requirements relating to operational resiliency, stress testing for various climate stress scenarios, greenhouse gas emissions disclosures, or climate-related financial risk disclosures. New or increased regulations have resulted, and in the future, could result in increased compliance costs or capital requirements. Changes in regulations and customer preferences and behaviors could negatively affect our growth or force us to alter our business strategies, including whether and on what terms and conditions we will engage in certain activities or offer certain products or services and which growth industries and customers we pursue. Additionally, our reputation and customer relationships may be damaged due to our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Evolving scrutiny and expectations from customers, regulators, investors, and other stakeholders with respect to ESG practices may impose additional costs on the Company or expose it to new or additional risks.
As a regulated financial institution and a publicly traded company, we are facing evolving scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Frequently, these stakeholders have differing, and sometimes conflicting, views, priorities and expectations regarding ESG issues, which must be considered. State and federal initiatives on social or climate matters may differ or conflict with one another and may also differ from our shareholders' and stakeholders' expectations. These differing, and sometimes conflicting, views, priorities and expectations on ESG issues increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards on ESG-related issues, or taking action that conflicts with one or another of our stakeholder’s expectations, could negatively impact our reputation, ability to do business with certain customers and business partners, and stock price. Any adverse publicity regarding ESG matters or shifts in investor priorities may result in adverse effects on our stock price and/or our business, operations and earnings. Additionally, ESG-related costs, including with respect to compliance with any additional or altered regulatory or disclosure requirements or expectations, could adversely impact our results of operations.
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
In recent years, commercial real estate markets have been impacted by economic disruptions, including those resulting from the effects of increases in remote work in urban centers and changes in the characteristics of certain urban centers. CRE loans are generally viewed as having a greater risk of default than other types of loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions. Adverse conditions in the real estate market or the general business climate and economy or in occupancy rates where the property is located could increase the likelihood of default. In particular, CRE office borrowers in central business districts have been impacted by decreased property valuations, oversupply due to remote work trends, and rising interest rates which has increased default rates and impeded their ability to secure new financing. CRE loans generally have large loan balances, and therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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
We have entered into transactions to mitigate exposure to losses on our loan portfolio. These transactions are structured as credit linked notes, which transfer the risk of first losses on covered loans to these note holders. These notes have an aggregate principal amount of $434.2 million on a $8.6 billion reference pool of residential mortgages. Pursuant to these arrangements, in the event of borrower default, the principal balance of the notes will be reduced by the amount of the loss, up to the amount of the aggregate principal of the notes. However, all residual risk over and above the first loss position is retained by us. While current estimates of future credit losses are below the first loss position, no assurances can be given that future losses will not exceed the first loss position and, if credit losses were to exceed the first loss position, our financial condition and results of operations could be adversely effected. We may enter into more such transactions in the future.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Approximately 57% of our loan portfolio at December 31, 2024 was secured by real estate. In the course of our business, we may foreclose on and take title to real estate from time to time to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2024, we held $52 million of assets in OREO. The amount that we may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, interest rates, real estate tax rates, zoning laws, governmental and regulatory rules and natural disasters. We may also be subject to environmental cleanup liabilities, assessments and investigations or held liable for personal injury. With respect to foreclosed properties with operations, the performance of these properties will also be dependent on our ability to obtain and maintain adequate occupancy of the properties as well as control and manage operating expenses. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, it could have an adverse effect on our business, financial condition and results of operations.
Strategic Risks
Our future success depends on our ability to compete effectively in a highly competitive and rapidly evolving market.
We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including money center banks, national and regional commercial banks, community banks, thrift institutions, mutual savings banks, credit unions, finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds, financial technology companies and other financial service organizations including private credit funds, compete with lending and deposit-gathering services offered by us. Increased competition in our markets or our inability to compete effectively may result in reduced loans and deposits or less favorable pricing.
In particular, we have experienced intense price and terms competition in some of the lending lines of business and deposits in recent years. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size and brand recognition, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than us. In addition, some of the non-bank financial services organizations we compete with are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.
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
We continually evaluate expansion through acquisitions of banks and other financial assets and businesses. Like previous acquisitions by us, any future acquisitions will be accompanied by risks commonly encountered in such transactions, including, among other things:
•time and expense incurred while identifying, evaluating and negotiating potential acquisitions and transactions;
•difficulty in accurately estimating the value of target companies or assets and in evaluating their credit, operations, management, and market risks;
•potential payment of a premium over book and market values that may cause dilution of our tangible book value or earnings per share;
•diversion of our management's attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
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
We may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances, which could cause us to become more susceptible to economic downturns and competitive pressures.
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

We are continuing to pursue digital payments initiatives which are subject to significant uncertainty and could adversely affect our business, reputation, or financial results.
We are continuing to pursue digital payments initiatives and implementation of a fully integrated digital banking platform for our customers. The digital payments products and services we offer may use or rely on blockchain-based technologies or assets. Use of blockchain-based technologies in payments are a relatively new and unproven technology, and the laws and regulations surrounding them are uncertain and evolving. Blockchain and digital payment technology has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. Any changes in such laws and regulations applicable to, or scrutiny directed at, our products and services may impede or delay the offering of digital payments solutions, increase our operating costs, require significant management time and attention, or otherwise harm our business or results of operations.
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
Our business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified employees in leadership and administrative support roles, and experienced bankers with expertise in certain specialty areas or that have long-standing relationships in their communities or markets, including with respect to our business-to-business mortgage platform. These professionals bring with them valuable knowledge, specialized skills and expertise, customer relationships and in some cases extensive ties within markets upon which our competitive strategy is based, and have been an integral part of our ability to attract deposits and to expand market share. We have not entered into employment agreements with most of our employees and competition for talent in our industry is strong. In addition, the proliferation of hybrid work environments may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. We incentivize employee retention through our equity incentive plans; however, we cannot guarantee the effectiveness of our equity incentive plans in retaining these key employees and executives. Were we to lose key employees, we may not be able to replace them with equally qualified persons who bring the same skills and knowledge of and ties to the communities and markets where we operate. If we are unable to retain qualified employees or hire new qualified employees to keep up with or outpace employee turnover, we may not be able to successfully execute our business strategy or may incur additional costs to achieve our objectives.
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
WAL and WAB are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying executive bonuses or dividends and repurchasing or redeeming capital securities. At December 31, 2024, our CET1 ratio was 11.3%, which is above the well-capitalized regulatory ratio threshold of 6.5%. Although our capital ratios are in line with our targets, we may need to issue additional equity capital or reduce the pace at which we are growing in order to increase our CET1 and other capital ratios.

If we lose a significant portion of our core deposits, whether through a significant deposit relationship or concentrations in an industry, or our cost of funding deposits increases significantly, our liquidity and/or profitability would be adversely impacted.
Our success depends on our ability to maintain sufficient liquidity to fund our current obligations and support loan growth and, specifically, to attract and retain a stable base of relatively low-cost deposits. Shortly following the closures of Silicon Valley Bank and Signature Bank in March 2023, we and certain other banks experienced a brief period of elevated deposit withdrawals. We cannot be assured similar unusual deposit withdrawal activity will not affect banks generally or us in the future. If we were to lose a significant portion of our low-cost deposits, whether through a significant deposit relationship or concentrations in an industry, our liquidity would be adversely impacted. Additionally, if our borrowings increase or remain elevated in future periods, our net interest margin and profitability may be adversely impacted.
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
As of December 31, 2024, we have $5.1 billion of borrowings from the FHLB of San Francisco and no borrowings from the FRB. We utilize borrowings from the FHLB of San Francisco and the FRB to satisfy short-term liquidity needs. Our borrowing capacity is generally dependent on the value of our collateral pledged to these entities. These lenders could reduce our borrowing capacity or eliminate certain types of collateral and could otherwise modify or terminate their loan programs. Any change to or termination of these programs could have an adverse effect on our liquidity and profitability.
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
Our operations rely on the secure processing, storage, and transmission of confidential and other information. Moreover, a portion of our employees work remotely at least some of the time. Although we take numerous protective measures to maintain the confidentiality, integrity, and security of our customers’ information across all geographies and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software, and networks and those of our customers and third-party vendors are, and are likely to continue to be vulnerable to unauthorized payments and account access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses to us and/or our customers. These threats may originate externally from increasingly sophisticated third parties, including foreign governments, organized criminal groups, and other hackers, or from outsourced or infrastructure-support providers and application developers, or the threats may originate from within our organization. For example, we recently became aware that a threat actor obtained unauthorized access to files transferred through a third-party secure file transfer software used by WAB, as further described under Item 9B “Other Information” of this Form 10-K.
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
Our risk management practices may prove to be inadequate or ineffective, which could result in unexpected losses or other material adverse impacts.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, largely related to increased digitization of banking services and capabilities (including those related to or involving artificial intelligence, machine learning, blockchain, and other technologies) and mobile banking solutions. We expect new technologies will continue to emerge and may be superior to or render obsolete the technologies currently used in our products and services. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Legal and Compliance Risks
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, require monitoring and reporting of suspicious activity and of customers who are perceived to present a heightened risk of money laundering or other illegal activity, limit the dividends or distributions that WAB can pay to WAL or that we can pay to our stockholders, restrict the ability of affiliates to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and result in greater or earlier charges to earnings or reductions in our capital than prescribed by GAAP, among other things. Our mortgage warehouse lending operations subject us to regulations that have grown in complexity in recent years and may continue to do so as consumer protection measures change. Our mortgage warehouse lending operations are subject to federal, state and local laws, regulations and judicial and administrative decisions, including those designed to discourage predatory lending and regulate collections and servicing practices with respect to mortgage loans.
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
The financial services industry and broader economy may be subject to new or changing legislation, regulation and government policy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from both Houses of Congress having majority memberships from the Republican party and President Trump’s election. President Trump and certain members of Congress have advocated for the reduction of regulation of the financial services industry. The new Congress and administration may also cause broader economic changes due to their governing ideology, which differs from that of the previous Congress and administration. New appointments to the FRB could affect monetary policy and interest rates. Additionally, changes in trade and fiscal policy could affect the economy and banking industry, including our business and results of operations, in ways that are difficult to predict. Our results of operations could be adversely affected by changes in laws and regulations and in the way existing statutes and regulations are interpreted or applied by courts and government agencies.
State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.
State and federal banking agencies, including the FRB, FDIC, CFPB, and OCC periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, a federal agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, the agency may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, and to assess civil monetary penalties against us and/or officers or directors, and to remove officers and directors. If the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, it may terminate WAB’s deposit insurance. Under Arizona law, the state banking supervisory authority has many of the same enforcement powers with respect to our state-chartered bank. The CFPB also has the authority to examine us and to take enforcement actions, including the issuance of cease-and-desist orders or civil monetary penalties against us if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws or in an unfair, deceptive, or abusive manner. Finally, our AmeriHome subsidiary needs to maintain certain state licenses and federal and government-sponsored agency approvals required to conduct its business and is subject to periodic examinations by such state and federal agencies, which can result in increases in administrative costs, substantial penalties due to compliance errors, or the loss of licenses.
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

Securities-Related Risks
The price of our common stock may fluctuate significantly in the future, which could result in losses to our investors and litigation against us.
The price of our common stock on the New York Stock Exchange constantly changes. There can be no assurances about the market price for our common stock. Stock price volatility may make it more difficult for you to resell your common stock or depositary shares when you want and at prices you find attractive.
Our stock price may fluctuate as a result of a variety of factors many of which are beyond our control and unrelated to our financial performance. Factors that may cause fluctuations in our stock price include:
•actual or anticipated changes in the political climate or public policy;
•volatility and economic disruption in the banking industry, such as that experienced in 2023, or the economy more broadly;
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
Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.
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
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. We may also borrow money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2024, we had outstanding subordinated debt, senior secured and unsecured debt, and short-term borrowings. We also have outstanding depositary shares representing Series A preferred stock, which is senior to our common stock. All of these securities or borrowings have priority over our common stock in a liquidation, which could affect the market price of our stock.
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
Item 1B.Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Cybersecurity risk management and strategy
Cybersecurity and risks associated with information security are operational risks included in the Company’s ERM Framework. Cybersecurity risks may also include fraud, harm to employees or customers, violation of privacy or security laws and other legal risks, and reputational risk. These risks are all considered in the Company’s ERM Framework as part of the Company’s overall risk assessment process. Under the ERM Framework, the Company’s Information Security Risk and Compliance departments and all employees are the First Line. Those in the First Line are each responsible for identifying and managing the information security risk associated with their activities. The Company’s Enterprise & Operational Risk Management Department is part of the independent risk oversight of information security risk along with the Company’s ORMC and ERM Committee, both of which are management risk oversight committees. The Company manages the risk associated with cybersecurity and information security in accordance with our Risk Appetite Statement, as approved by the BOD.
The Risk Committee of the BOD and ERM Committee are primarily responsible for monitoring management’s implementation of operations and technology risk controls, including those relating to cybersecurity and information security. The Audit Committee of the BOD oversees the audit control functions of which cybersecurity practices may be a part. The Company maintains a data protection and information security program designed to ensure adequate governance and oversight is in place while evolving to meet changes in applicable laws and regulations, and best practices. The Company’s information security controls and programs are designed to align with the NIST for cybersecurity, the FFIEC examination guidelines, Control Objectives for Information and Related Technologies and the Information Technology Infrastructure Library frameworks, along with applicable privacy laws.
Information Security is the responsibility of the officers, employees and agents of the Company with oversight by the BOD. Our investment in people is critical to maintaining an effective cyber defense, which begins by developing and maintaining a robust Information Security function within the First Line. Collectively, the Company’s senior leadership in this area have over 75 years of experience. The Company’s CISO has over 25 years of network architecture, information technology and cybersecurity experience, maintains Certified Information Systems Security Professional credentials and has served on the Federal Reserve Secure Payments Task Force. The Company’s CIO has over 30 years of technology executive leadership, technology experience focused on strategy, design, development, implementation and support of application systems, and overseeing transformative technology changes, including digital transformations and fraud and BSA/AML capabilities. While the CIO and information technology organizations collaborate with the CISO organization as described herein, to create independence between the CISO and CIO functions, the CISO reports to the Company’s Chief Administration Officer and the CIO reports to the Company’s Chief Banking Officer for National Business Lines. Each Company employee is responsible for an effective cybersecurity defense which is enforced with mandatory interactive cyber awareness training, periodic newsletters, executive security briefs and updates. Additionally, the BOD’s Risk Committee is informed about cybersecurity and the relevant risks posed to the Company via regular updates from the Company’s CISO and CIO. The BOD is regularly informed and actively oversees the data security and privacy program and its policies. The BOD also receives regular education on innovative technology, cybersecurity, information systems/data management, fintech and privacy, from internal and external experts.
Cybersecurity assessment
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
Cybersecurity operational measures
Operationally, the Company’s overall cyber risk strategy is a collaborative process between the CIO and the information technology teams, and the CISO led data protection, information and cyber teams. The CIO oversees the establishment and implementation of the technical plan for cyber risk strategy which the CISO and his team reviews and critiques. After they have established a joint cyber risk plan, the Company’s second line of defense reviews and challenges the plan. Thereafter, the CISO and CIO teams cooperate with subject-matter experts throughout the business to identify, monitor and mitigate material risks, as well as to monitor compliance with the Company’s security polices, applicable laws and regulations. As an ongoing operation, the Company’s SMC, which is part of the CISO organization, manages the security of our systems through the ingestion of multiple external threat feeds and systems logs. Through the collection and integration of security-related IT infrastructure information, external threat intelligence and the expertise of trained SMC analysts, the Company works to identify and address potential indicators of compromise. Potential security events are identified and addressed through defined IT incident response activities, the SMC’s oversight through SIEM, and with support of the Company’s CSR Plan. The CSR Plan is in place and updated regularly with the intent to reduce impacts to clients and the Company caused by a declared cyber incident, such as an event involving malicious code, unauthorized disclosure, loss of information or unauthorized use of information or systems. The CSR Plan organizes resources to detect, manage, respond to, resolve and recover from events that harm or threaten the security of information assets. The CSR plan includes involvement of the Company’s Executive Leadership Team and BOD based on the severity of a cyber event, including the analysis of reporting requirements. The CSR plan is tested annually and includes technical and executive management in simulated crisis management cybersecurity tabletop exercises.
Cyber threat actors and cybersecurity incidents are a reality and the Company and our third parties face cybersecurity threats in the normal course of business. As of the date of this report, we are aware of the incident described in Item 9B “Other Information” of this report and, as of the date of this report, we have not experienced material losses or consequences relating to material cybersecurity incidents experienced by us or our third parties. However, we expect businesses will continue to experience cybersecurity risks that could result in adverse impacts with increased frequency and severity due to the evolving threat environment, and there can be no assurance that future cybersecurity incidents, including incidents experienced by third parties, will not have a material adverse impact on the Company, including its business strategy, results of operations and/or financial condition. Future cybersecurity threats and incidents could have a material impact on our service, systems or business and are discussed in “Risk Factors” to this report.
Item 2.Properties.
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 37 domestic branch locations, which include five executive and administrative offices, of which 19 of these locations are owned and 18 are leased. The Company also has several loan production and other offices across the United States. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada. See "Item 1. Business” in this Form 10-K for location cities. For information regarding rental payments, see "Note 8. Leases" in Item 8 included in this Form 10-K.
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

PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2024 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At February 18, 2025, there were approximately 2,246 stockholders of record of our common stock. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
During the fourth quarter of 2024, the Company's BOD approved a cash dividend of $0.38 per common share. The dividend payment to stockholders totaled $41.8 million and was paid on November 29, 2024. In addition, the Company paid a cash dividend of $0.27 per depositary share to preferred stockholders on December 17, 2024, totaling $3.2 million.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
October 1-31, 2024	105	$61.25	—	$—
November 1-30, 2024	169	83.31	—	—
December 1-31, 2024	184	93.16	—	—
Total	458	$82.21	—	$—

(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company does not currently have a common stock repurchase program.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2019 and reinvestment of dividends.

Total Return Performance
300
250
200
150
100
50
Equivalent Value
Dec '19
Dec '20
Dec '21
Dec '22
Dec '23
Dec '24
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
For a comparison of the 2023 results to the 2022 results and other 2022 information not included herein, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Market and Banking Industry Developments
Market Developments
CRE Exposure
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 30% and 33% of total loans at December 31, 2024 and 2023, respectively. Approximately 16% of CRE loans, excluding construction and land loans, were owner occupied and less than 5% were non-owner occupied office loans at December 31, 2024 and 2023. As elevated focus on the evolving industry dynamics facing the CRE market have emerged over the past year, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit growth of its CRE portfolio, as further discussed in “Item 1. Business, Lending Activities – Asset Quality” of this Form 10-K. During the year ended December 31, 2024, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $56.8 million, which primarily related to office properties. While the Company believes its increased monitoring efforts to provide earlier identification of potential stressed loans and proactive engagement with borrowers has helped the Company assess its credit related exposure related to this portfolio segment and establish adequate reserve levels, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
Other Assets Acquired Through Foreclosure
During the year ended December 31, 2024, the Company foreclosed on a delinquent CRE loan and took possession of an office building in downtown San Diego. The property was recorded as OREO with a carrying value of $44 million, which represents its fair value based on a recent appraisal less estimated selling costs. The Company has assumed the existing tenant leases and will recognize rental income from these leases as well the associated operating expenses for the building.
Southern California Wildfires
In January 2025, a series of destructive wildfires erupted across the Los Angeles, California area. While California is one of the Company's core footprint states, the Company has not experienced any impact to its offices and its exposure to borrower collateral damage has been limited. The Company's aggregate exposure totals less than $15 million, with 17 properties experiencing either a significant or total loss. Further, insurance coverage for each of these properties meets or exceeds the outstanding loan balance.
Banking Industry
In November 2023, the FDIC approved a final rule implementing a special assessment to recover losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base is equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. The special assessment will be collected at a quarterly rate of 3.36 basis points for the initial eight-quarter collection period, with the first quarterly assessment period beginning on January 1, 2024. Given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits related to the bank failures, as of September 2024, the FDIC is projecting that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. For the year ended December 31, 2024, the Company recognized a net charge of $8.3 million related to the special assessment due to adjustments to the loss estimate.

Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings, through its wholly-owned banking subsidiary, WAB, together with its banking divisions: ABA, BON, FIB, Bridge, and TPB.
The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome, treasury management services to the homeowner's association sector, and digital payment services for the class action legal industry.
2024 Financial Highlights
•Net income available to common stockholders of $774.9 million for 2024, an increase from $709.6 million for 2023
•Diluted earnings per share of $7.09 for 2024, an increase from $6.54 per share for 2023
•Net revenue of $3.2 billion, constituting year-over-year growth of 20.7%, or $542.5 million, compared to an increase in non-interest expenses of 24.7%, or $401.6 million
•PPNR1 increased $140.9 million to $1.1 billion, compared to $996.2 million in 2023
•Effective tax rate of 20.5% for 2024, compared to 22.6% for 2023
•Total loans HFI of $53.7 billion, up $3.4 billion from December 31, 2023
•Total deposits of $66.3 billion, up $11.0 billion from December 31, 2023
•Stockholders' equity of $6.7 billion, an increase of $629 million from December 31, 2023
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.65% of total assets, from 0.40% at December 31, 2023
•Net loan charge-offs to average loans outstanding of 0.18% for 2024, compared to 0.06% for 2023
•Net interest margin of 3.58% in 2024, decreased from 3.63% in 2023
•Return on average assets of 0.99% for 2024, compared to 1.03% for 2023
•Tangible common equity ratio1 of 7.2%, compared to 7.3% at December 31, 2023
•Tangible book value per share, net of tax1, of $52.27, an increase of 11.9% from $46.72 at December 31, 2023
•Efficiency ratio1 of 63.2% in 2024, compared to 61.1% in 2023
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2024.
1 See Non-GAAP Financial Measures section beginning on page 38.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2024	2023	2022
	(dollars in millions, except per share amounts)
Net income	$787.7	$722.4	$1,057.3
Net income available to common stockholders	774.9	709.6	1,044.5
Earnings per share - basic	7.14	6.55	9.74
Earnings per share - diluted	7.09	6.54	9.70
Return on average assets	0.99%	1.03%	1.62%
Return on average equity	12.2	12.6	20.7
Return on average tangible common equity (1)	14.0	14.9	25.4
Net interest margin	3.58	3.63	3.67
(1) See Non-GAAP Financial Measures section beginning on page 38.

	December 31,
	2024	2023
	(in millions)
Total assets	$80,934	$70,862
Loans HFS	2,286	1,402
Loans HFI, net of deferred fees and costs	53,676	50,297
Investment securities, net of allowance for credit losses	15,095	12,712
Total deposits	66,341	55,333
Other borrowings	5,573	7,230
Qualifying debt	899	895
Stockholders' equity	6,707	6,078
Tangible common equity, net of tax[1]	5,755	5,116
(1) See Non-GAAP Financial Measures section beginning on page 38.
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

	At or for the Year Ended December 31,
	2024	2023	2022
	(dollars in millions)
Nonaccrual loans	$476	$273	$85
Repossessed assets	52	8	11
Non-performing assets	528	418	98
Nonaccrual loans to funded loans	0.89%	0.54%	0.16%
Nonaccrual and repossessed assets to total assets	0.65	0.40	0.14
Allowance for loan losses to funded loans	0.70	0.67	0.60
Allowance for credit losses to funded loans	0.77	0.73	0.69
Allowance for loan losses to nonaccrual loans	79	123	364
Allowance for credit losses to nonaccrual loans	87	135	419
Net charge-offs to average loans outstanding	0.18	0.06	0.00

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $80.9 billion at December 31, 2024 from $70.9 billion at December 31, 2023. The increase in total assets of $10.1 billion, or 14.2%, was driven primarily by an increase in deposits. This increase in deposits drove loan growth of $3.4 billion and contributed to increases in cash of $2.5 billion, or 159.9%, and investment securities of $2.4 billion, or 18.7%.
Loans HFI increased by $3.4 billion, or 6.7%, to $53.7 billion as of December 31, 2024, compared to $50.3 billion as of December 31, 2023. By loan type, commercial and industrial loans and CRE, non-owner occupied loans increased $4.0 billion and $218 million, respectively, from December 31, 2023. This increase in loans HFI was partially offset by decreases in residential real estate and construction and land development loans of $452 million and $410 million, respectively.
Total deposits increased $11.0 billion, or 19.9%, to $66.3 billion as of December 31, 2024 from $55.3 billion as of December 31, 2023. By type, the increase in deposits from December 31, 2023 was driven by increases of $6.4 billion in savings and money market accounts and $4.3 billion in non-interest bearing deposits.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Year Ended December 31,		Increase (Decrease)
	2024	2023
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$4,541.1	$4,035.3	$505.8
Interest expense	1,922.2	1,696.4	225.8
Net interest income	2,618.9	2,338.9	280.0
Provision for credit losses	145.9	62.6	83.3
Net interest income after provision for credit losses	2,473.0	2,276.3	196.7
Non-interest income	543.2	280.7	262.5
Non-interest expense	2,025.0	1,623.4	401.6
Income before provision for income taxes	991.2	933.6	57.6
Income tax expense	203.5	211.2	(7.7)
Net income	787.7	722.4	65.3
Dividends on preferred stock	12.8	12.8	—
Net income available to common stockholders	$774.9	$709.6	$65.3
Earnings per share:
Basic	$7.14	$6.55	$0.59
Diluted	$7.09	$6.54	$0.55

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
The following table shows the components used in the calculation of PPNR:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net interest income	$2,618.9	$2,338.9	$2,216.3
Total non-interest income	543.2	280.7	324.6
Net revenue	$3,162.1	$2,619.6	$2,540.9
Total non-interest expense	2,025.0	1,623.4	1,156.7
Pre-provision net revenue	$1,137.1	$996.2	$1,384.2
Less:
Provision for credit losses	145.9	62.6	68.1
Income tax expense	203.5	211.2	258.8
Net income	$787.7	$722.4	$1,057.3
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which measures non-interest expense as a ratio of net revenue on a tax equivalent basis. Management uses this ratio as a metric for assessing cost efficiency:

	Year Ended December 31,
	2024	2023	2022
	(dollars in millions)
Total non-interest expense	$2,025.0	$1,623.4	$1,156.7
Less: Deposit costs	693.2	436.7	165.8
Total non-interest expense, excluding deposit costs	1,331.8	1,186.7	990.9
Divided by:
Total net interest income	2,618.9	2,338.9	2,216.3
Plus:
Tax equivalent interest adjustment	39.5	35.5	33.7
Total non-interest income	543.2	280.7	324.6
Less: Deposit costs	693.2	436.7	165.8
	$2,508.4	$2,218.4	$2,408.8
Efficiency ratio - tax equivalent basis	63.2%	61.1%	44.9%
Efficiency ratio - tax equivalent basis, adjusted for deposit costs	53.1	53.5	41.1

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

	December 31,
	2024	2023
	(dollars and shares in millions)
Total stockholders' equity	$6,707	$6,078
Less:
Goodwill and intangible assets	659	669
Preferred stock	295	295
Total tangible common stockholders' equity	5,753	5,114
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$5,755	$5,116

Total assets	$80,934	$70,862
Less: goodwill and intangible assets, net	659	669
Tangible assets	80,275	70,193
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$80,277	$70,195

Tangible common equity ratio	7.2%	7.3%
Common shares outstanding	110.1	109.5
Book value per common share	$58.24	$52.81
Tangible book value per common share, net of tax	52.27	46.72

	Year Ended December 31,
	2024	2023	2022
	(dollars in millions)
Net income available to common stockholders	$774.9	$709.6	$1,044.5
Divided by:
Average stockholders' equity	6,480	5,719	5,099
Less:
Average goodwill and intangible assets	664	675	688
Average preferred stock	295	295	295
Average tangible common equity	$5,521	$4,749	$4,116
Return on average tangible common equity	14.0%	14.9%	25.4%

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

	December 31,
	2024	2023
	(dollars in millions)
Common equity tier 1:
Common equity	$6,425	$5,807
Less:
Non-qualifying goodwill and intangibles	644	658
Disallowed deferred tax asset	4	3
AOCI related adjustments	(535)	(516)
Unrealized gain on changes in fair value liabilities	1	3
Common equity tier 1	$6,311	$5,659
Divided by: Risk-weighted assets	$56,019	$52,517
Common equity tier 1 ratio	11.3%	10.8%

Common equity tier 1	$6,311	$5,659
Plus: Preferred stock and trust preferred securities	376	376
Tier 1 capital	$6,687	$6,035
Divided by: Tangible average assets	$82,691	$70,295
Tier 1 leverage ratio	8.1%	8.6%

Total capital:
Tier 1 capital	$6,687	$6,035
Plus:
Subordinated debt	819	818
Adjusted allowances for credit losses	416	348
Tier 2 capital	$1,235	$1,166
Total capital	$7,922	$7,201
Total capital ratio	14.1%	13.7%

Classified assets to tier 1 capital plus allowance:
Classified assets	$1,009	$673
Divided by: Tier 1 capital	6,687	6,035
Plus: Adjusted allowances for credit losses	416	348
Total Tier 1 capital plus adjusted allowances for credit losses	$7,103	$6,383
Classified assets to tier 1 capital plus allowance	14.2%	10.5%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$3,531	$216.4	6.13%	$3,347	$213.4	6.38%
Loans HFI:
Commercial and industrial	20,845	1,490.6	7.21	17,886	1,337.9	7.54
CRE - non-owner occupied	9,681	744.7	7.70	9,736	734.8	7.56
CRE - owner occupied	1,833	111.2	6.17	1,800	102.3	5.79
Construction and land development	4,747	440.1	9.28	4,498	419.7	9.33
Residential real estate	14,529	622.3	4.28	15,126	596.4	3.94
Consumer	54	3.8	7.00	72	5.2	7.23
Total loans HFI (1), (2), (3)	51,689	3,412.7	6.63	49,118	3,196.3	6.53
Investment securities:
Taxable	13,159	616.0	4.68	8,002	381.3	4.76
Tax-exempt	2,230	95.0	5.34	2,097	86.2	5.15
Total investment securities (1)	15,389	711.0	4.78	10,099	467.5	4.84
Cash and other	3,656	201.0	5.50	2,848	158.1	5.55
Total interest earning assets	74,265	4,541.1	6.17	65,412	4,035.3	6.22
Non-interest earning assets
Cash and due from banks	293			273
Allowance for credit losses	(357)			(326)
Bank owned life insurance	589			183
Other assets	4,483			4,581
Total assets	$79,273			$70,123
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$16,155	$480.7	2.98%	$12,422	$352.0	2.83%
Savings and money market accounts	17,462	610.2	3.49	14,903	428.1	2.87
Certificates of deposit	10,085	509.3	5.05	7,945	362.5	4.56
Total interest bearing deposits	43,702	1,600.2	3.66	35,270	1,142.6	3.24
Short-term borrowings	3,893	216.3	5.56	7,800	434.6	5.57
Long-term debt	830	67.7	8.16	862	81.3	9.43
Qualifying debt	896	38.0	4.25	892	37.9	4.25
Total interest bearing liabilities	49,321	1,922.2	3.90	44,824	1,696.4	3.78
Interest cost of funding earning assets			2.59			2.59
Non-interest bearing liabilities
Non-interest bearing deposits	22,017			18,293
Other liabilities	1,455			1,287
Stockholders’ equity	6,480			5,719
Total liabilities and stockholders' equity	$79,273			$70,123
Net interest income and margin (4)		$2,618.9	3.58%		$2,338.9	3.63%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $39.5 million and $35.5 million for the year ended December 31, 2024 and 2023, respectively.
(2)Included in the yield computation are net loan fees of $109.0 million and $131.2 million for the year ended December 31, 2024 and 2023, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets.

	Year Ended December 31,
	2024 versus 2023
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$11.3	$(8.3)	$3.0
Loans HFI:
Commercial and industrial	211.6	(58.9)	152.7
CRE - non-owner occupied	(4.3)	14.2	9.9
CRE - owner occupied	2.0	6.9	8.9
Construction and land development	23.1	(2.7)	20.4
Residential real estate	(25.6)	51.5	25.9
Consumer	(1.3)	(0.1)	(1.4)
Total loans HFI	205.5	10.9	216.4
Securities:
Securities - taxable	241.4	(6.7)	234.7
Securities - tax-exempt	5.7	3.1	8.8
Total securities	247.1	(3.6)	243.5
Other	44.4	(1.5)	42.9
Total interest income	508.3	(2.5)	505.8

Interest expense:
Interest-bearing transaction accounts	$111.1	$17.6	$128.7
Savings and money market accounts	89.4	92.7	182.1
Time certificates of deposit	108.1	38.7	146.8
Short-term borrowings	(217.0)	(1.3)	(218.3)
Long-term debt	(2.6)	(11.0)	(13.6)
Qualifying debt	0.2	(0.1)	0.1
Total interest expense	89.2	136.6	225.8

Net change	$419.1	$(139.1)	$280.0
(1)Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2024, interest income was $4.5 billion, an increase of $505.8 million, or 12.5%, compared to $4.0 billion for the year ended December 31, 2023. This increase was primarily the result of a $243.5 million increase from investment securities due to a $5.3 billion increase in average investment securities balances and a $216.4 million increase from HFI loans due to a $2.6 billion increase in average HFI loan balances. Average yield on interest earning assets decreased to 6.17% for the year ended December 31, 2024, compared to 6.22% for 2023, which was primarily the result of a lower yields on investment securities.
For the year ended December 31, 2024, interest expense was $1.9 billion, compared to $1.7 billion for the year ended December 31, 2023. Interest expense on deposits increased $457.6 million for the same period due to an $8.4 billion increase in average interest-bearing deposits, coupled with increasing rates. Deposit rates increased year-over-year due to increases in the federal funds target rate throughout 2023 that were not fully offset by reductions concentrated in the latter part of 2024. Interest expense on short-term borrowings decreased $218.3 million for the year ended December 31, 2024 compared to the same period in 2023 as a result of a decrease of $3.9 billion in the average balance.
For the year ended December 31, 2024, net interest income was $2.6 billion, compared to $2.3 billion for the year ended December 31, 2023. The increase in net interest income was driven by an $8.9 billion increase in average interest earning assets, partially offset by an increase of $4.5 billion in average interest-bearing liabilities. The decrease in net interest margin of 5 basis points compared to 2023 is the result of higher funding costs on deposits and borrowings, coupled with lower asset yields during 2024.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the year ended December 31, 2024 and 2023, the Company recorded a provision for credit losses of $145.9 million and $62.6 million, respectively. The increase in the provision for credit losses from the year ended December 31, 2023 is primarily reflective of net charge-offs of $93.3 million, loan growth, and an incremental ACL build for CRE non-owner occupied loans resulting from current market conditions.
Non-interest Income
The following table presents a summary of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2024	2023
	(in millions)
Service charges and loan fees	$96.0	$101.0	$(5.0)
Net gain on loan origination and sale activities	206.3	193.5	12.8
Net loan servicing revenue	121.5	102.3	19.2
Income from equity investments	38.2	15.7	22.5
Income from bank owned life insurance	27.8	4.5	23.3
Gain (loss) on sales of investment securities	17.4	(40.8)	58.2
Fair value gain (loss) adjustments, net	7.5	(116.0)	123.5
Other income	28.5	20.5	8.0
Total non-interest income	$543.2	$280.7	$262.5
Total non-interest income for the year ended December 31, 2024 increased by $262.5 million compared to the same period in 2023. The increase in non-interest income from the year ended December 31, 2023 was driven in large part by execution of the Company's balance sheet repositioning strategy, which included sales of certain loans and investment securities. These actions resulted in recognition of losses in 2023 related to fair value adjustments from transferring loans from HFI to HFS and sales of investment securities totaling $116.0 million and $40.8 million, respectively. In addition, income from bank owned life insurance increased $23.3 million as the Company entered into a new policy during 2024.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2024	2023
	(in millions)
Salaries and employee benefits	$631.1	$566.3	$64.8
Deposit costs	693.2	436.7	256.5
Insurance	164.8	190.4	(25.6)
Data processing	149.7	122.0	27.7
Legal, professional, and directors' fees	109.4	107.2	2.2
Occupancy	73.1	65.6	7.5
Loan servicing expenses	68.1	58.8	9.3
Business development and marketing	32.7	21.8	10.9
Loan acquisition and origination expenses	21.5	20.4	1.1
Gain on extinguishment of debt	—	(52.7)	52.7
Other expense	81.4	86.9	(5.5)
Total non-interest expense	$2,025.0	$1,623.4	$401.6
Total non-interest expense for the year ended December 31, 2024 increased $401.6 million compared to the same period in 2023. The increase in non-interest expense from the year ended December 31, 2023 was primarily driven by increased deposit costs and salaries and employee benefits, in addition to a net gain on extinguishment of debt in 2023 that did not reoccur. Higher earnings credit deposit balances and rates drove the increase in deposits costs of $256.5 million as ECR related deposit balances increased $2.9 billion to $20.7 billion as of December 31, 2024. Salaries and employee benefits increased $64.8 million due to increased average headcount and a higher corporate bonus accrual resulting from improved performance in 2024. The gain on extinguishment of debt totaling $52.7 million recognized during the year ended December 31, 2023 was related to payoffs of the warehouse and equity fund resource loan credit linked notes and Amerihome senior notes.
Income Taxes
For the years ended December 31, 2024 and 2023, the Company's effective tax rate was 20.5% and 22.6%, respectively. The decrease in the effective tax rate for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to increases in investment tax credit benefits and tax-exempt income.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
December 31, 2024	(in millions)
Loans HFI, net of deferred loan fees and costs	$53,676	$31,544	$22,132	$—
Deposits	66,341	25,487	33,767	7,087

December 31, 2023
Loans HFI, net of deferred loan fees and costs	$50,297	$29,136	$21,161	$—
Deposits	55,333	23,508	25,101	6,724

Year Ended December 31, 2024
Income (loss) before provision for income taxes	$991.2	$530.6	$457.2	$3.4

Year Ended December 31, 2023
Income (loss) before provision for income taxes	$933.6	$745.1	$259.2	$(70.7)
BALANCE SHEET ANALYSIS
Total assets increased to $80.9 billion at December 31, 2024 from $70.9 billion at December 31, 2023. The increase in total assets of $10.1 billion, or 14.2%, was driven primarily by an increase in deposits, which drove loan growth of $3.4 billion and contributed to increases in cash and cash equivalents of $2.5 billion and investment securities of $2.4 billion as the Company has focused on increasing its holdings of high quality liquid assets. Loans HFI increased by $3.4 billion, or 6.7%, to $53.7 billion as of December 31, 2024, compared to $50.3 billion as of December 31, 2023. By loan type, commercial and industrial and CRE, non-owner occupied loans increased $4.0 billion and $218 million, respectively, from December 31, 2023, partially offset by decreases in residential real estate and construction and land development loans of $452 million and $410 million, respectively, during the same period. In addition, loans HFS increased $884 million at December 31, 2024, up from $1.4 billion as of December 31, 2023.
Total liabilities increased $9.4 billion, or 14.6%, to $74.2 billion at December 31, 2024, compared to $64.8 billion at December 31, 2023. The increase in liabilities is due primarily to an increase in total deposits. Total deposits increased $11.0 billion, or 19.9%, to $66.3 billion at December 31, 2024. The increase in deposits from December 31, 2023 was driven by increases in savings and money market accounts of $6.4 billion and non-interest-bearing demand deposits of $4.3 billion. These increases were offset in part by a decrease in other borrowings of $1.7 billion due to a decrease in short-term FHLB borrowings, partially offset by an increase in long-term FHLB borrowings.
Total stockholders’ equity increased by $629 million, or 10.3%, to $6.7 billion at December 31, 2024, compared to $6.1 billion at December 31, 2023. The increase in stockholders' equity is primarily a function of net income, partially offset by dividends to common and preferred stockholders.

Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are carried at fair value with unrealized gains or losses on these securities recorded in AOCI in stockholders’ equity, net of tax. Trading securities are reported at fair value, with unrealized gains and losses on these securities included in current period earnings.
The Company's investment securities portfolio may be utilized as collateral for borrowings, required collateral for public deposits and repurchase agreements, and to manage liquidity, capital, and interest rate risk.
The following table summarizes the carrying value of the Company's investment securities portfolio:

	December 31,		Increase (Decrease)
	2024	2023
	(in millions)
Debt securities
Residential MBS issued by GSEs and GNMA	$5,831	$1,972	$3,859
U.S. Treasury securities	4,383	4,853	(470)
Tax-exempt	2,195	2,101	94
Private label residential MBS	1,123	1,303	(180)
CLO	570	1,399	(829)
Commercial MBS issued by GSEs and GNMA	437	530	(93)
Corporate debt securities	386	367	19
Other	69	69	—
Total debt securities	$14,994	$12,594	$2,400

Equity securities
Preferred stock	$91	$100	$(9)
CRA investments	26	26	—
Total equity securities	$117	$126	$(9)
The carrying value of debt securities increased $2.4 billion, or 19.1%, from December 31, 2023. The increase in investment securities is largely attributable to purchases of Residential MBS issued by GSEs and GNMA, partially offset by sales of CLOs. These actions were part of the Company's efforts to shift its investment portfolio mix toward high quality liquid assets.

The weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below and tax-exempt obligations have not been tax-effected. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2024 are summarized in the table below:

	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in millions)
Held-to-maturity
Tax-exempt bonds	$35	6.65%	$9	6.71%	$117	4.27%	$1,189	4.69%	$1,350	4.72%
Private label residential MBS (1)	—	—	—	—	—	—	176	2.21	176	2.21
Total HTM securities	$35	6.65%	$9	6.71%	$117	4.27%	$1,365	4.37%	$1,526	4.43%

Available-for-sale
Residential MBS issued by GSEs and GNMA (1)	$—	—%	$—	—%	$6	2.72%	$6,219	4.42%	$6,225	4.42%
U.S. Treasury securities	4,385	4.21	—	—	—	—	—	—	4,385	4.21
Private label residential MBS (1)	—	—	—	—	11	4.68	1,137	2.53	1,148	2.55
Tax-exempt	4	9.94	12	2.78	—	—	905	2.99	921	3.02
CLO	—	—	—	—	300	6.37	270	6.44	570	6.40
Commercial MBS issued by GSEs and GNMA (1)	32	4.75	128	4.69	205	5.13	82	3.90	447	4.75
Corporate debt securities	13	5.41	153	4.46	236	3.70	5	3.70	407	4.04
Other	2	3.00	7	2.51	12	4.39	54	5.08	75	4.67
Total AFS securities	$4,436	4.22%	$300	4.45%	$770	5.14%	$8,672	4.08%	$14,178	4.19%
(1)MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The average duration, which is a measure of the interest rate sensitivity of the Company's debt securities portfolio, is 3.4 years as of December 31, 2024.
The Company does not hold any subprime MBS in its investment portfolio. Approximately 83% of its MBS are GSE or GNMA issued. The MBS that are not GSE issued consist primarily of investment grade securities, including $921 million rated AAA and $26 million rated AA.
Gross unrealized losses on the Company's AFS securities at December 31, 2024 relate primarily to changes in interest rates and other market conditions not considered to be credit-related issues. The Company has reviewed its securities on which there is an unrealized loss in accordance with its ACL policy described in "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K. Based on the analysis performed, management determined an ACL of $0.4 million on the Company's AFS securities was required at December 31, 2024.
The credit loss model applicable to HTM securities requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. For the year ended December 31, 2024, the Company recognized a provision for credit losses on HTM securities of $8.6 million, compared to $2.6 million for the same period in 2023, resulting in a total allowance of $16.4 million and $7.8 million as of December 31, 2024 and 2023, respectively.

Loans HFS
The Company purchases and originates residential mortgage loans through its AmeriHome mortgage banking business channel that are held for sale or securitization. At December 31, 2024, the loans HFS balance totaled $2.3 billion, compared to $1.4 billion at December 31, 2023. The increase in loans HFS from December 31, 2023 relates primarily to agency conforming loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	December 31,		Increase (Decrease)
	2024	2023
	(in millions)
Warehouse lending	$8,207	$6,618	$1,589
Municipal & nonprofit	1,620	1,554	66
Tech & innovation	3,383	2,808	575
Equity fund resources	884	845	39
Other commercial and industrial	9,175	7,452	1,723
CRE - owner occupied	1,675	1,658	17
Hotel franchise finance	3,815	3,855	(40)
Other CRE - non-owner occupied	6,342	5,974	368
Residential	12,961	13,287	(326)
Residential - EBO	972	1,223	(251)
Construction and land development	4,468	4,862	(394)
Other	174	161	13
Total loans HFI	53,676	50,297	3,379
Allowance for credit losses	(374)	(337)	(37)
Total loans HFI, net of allowance	$53,302	$49,960	$3,342

Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $106 million and $108 million reduced the carrying value of loans as of December 31, 2024 and 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $175 million and $177 million increased the carrying value of loans as of December 31, 2024 and 2023, respectively.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2024 that were contractually due in under one year, one through five years, after five through 15 years, and more than 15 years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due Under 1 Year	Due 1 - 5 Years	Due 5 - 15 Years	Due Over 15 Years	Total
	(in millions)
Warehouse lending
Variable rate	$3,546	$4,401	$—	$—	$7,947
Fixed rate	—	260	—	—	260
Municipal & nonprofit
Variable rate	28	43	333	2	406
Fixed rate	146	75	699	294	1,214
Tech & innovation
Variable rate	353	2,866	33	—	3,252
Fixed rate	—	131	—	—	131
Equity fund resources
Variable rate	774	12	9	—	795
Fixed rate	89	—	—	—	89
Other commercial and industrial
Variable rate	1,331	4,818	1,563	31	7,743
Fixed rate	225	884	323	—	1,432
CRE - owner occupied
Variable rate	140	360	337	72	909
Fixed rate	108	307	316	35	766
Hotel franchise finance
Variable rate	356	2,807	20	—	3,183
Fixed rate	116	516	—	—	632
Other CRE - non-owner occupied
Variable rate	1,791	2,734	342	25	4,892
Fixed rate	375	896	179	—	1,450
Residential
Variable rate	6	27	2	952	987
Fixed rate	3	2	40	11,929	11,974
Residential - EBO
Variable rate	—	—	—	—	—
Fixed rate	—	—	1	971	972
Construction and land development
Variable rate	1,578	2,677	45	2	4,302
Fixed rate	23	131	12	—	166
Other
Variable rate	94	33	14	2	143
Fixed rate	10	6	15	—	31
Total	$11,092	$23,986	$4,283	$14,315	$53,676
At December 31, 2024, total loans consisted of 64.4% with variable rates and 35.6% with fixed rates, compared to 58.3% with variable rates and 41.7% with fixed rates at December 31, 2023. As of December 31, 2024, approximately $25.0 billion, or 72.5%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 5.1%. At December 31, 2023, approximately $22.3 billion, or 76.2%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.6%.

Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of December 31, 2024 and 2023, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 43% and 38% of the Company's HFI loan portfolio as of December 31, 2024 and 2023, respectively.
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 30% and 33% of total loans at December 31, 2024 and 2023 respectively. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	December 31, 2024
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,167	42.3%	7.8%	46.7%
Office	2,337	23.7	4.4	69.0
Retail	783	7.9	1.4	55.7
Multifamily	632	6.4	1.2	40.7
Industrial	580	5.9	1.1	38.9
Time share	467	4.7	0.9	33.6
Medical	145	1.5	0.3	61.5
Senior care	142	1.4	0.2	41.2
Other	615	6.2	1.1	50.2
Total CRE - non-owner occupied	$9,868	100.0%	18.4%	51.6%

	December 31, 2023
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,235	43.9%	8.4%	48.1%
Office	2,358	24.4	4.7	58.8
Retail	753	7.8	1.5	61.0
Multifamily	566	5.9	1.1	49.7
Industrial	565	5.8	1.1	50.4
Time share	378	3.9	0.8	34.9
Senior care	160	1.7	0.3	41.8
Medical	124	1.3	0.2	51.2
Other	511	5.3	1.0	43.4
Total CRE - non-owner occupied	$9,650	100.0%	19.2%	51.1%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of December 31, 2024:

	Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
CRE - non-owner occupied	$948	$961	$3,470	$1,727	$583	$2,179	$9,868

The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of December 31, 2024:

(in millions)
2025	2,551
2026	2,503
2027	2,431
2028	970
2029	795
Thereafter	618
Total	$9,868
Approximately $2.3 billion, or 4.4%, of total loans HFI consisted of CRE non-owner occupied office loans as of December 31, 2024, compared to 2.4 billion, or 4.7%, as of December 31, 2023. Of the non-owner occupied office loan balance as of December 31, 2024, $1.1 billion is scheduled to mature in 2025. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling less than 1% and 11% of office loans as of December 31, 2024, respectively.
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
As of December 31, 2024 and 2023, 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Total non-performing loans increased by $194 million at December 31, 2024 to $604 million from $410 million at December 31, 2023.

	December 31,
	2024	2023
	(dollars in millions)
Total nonaccrual loans (1)	$476	$273
Loans past due 90 days or more on accrual status (2)	—	42
Accruing restructured loans	$128	95
Total nonperforming loans	604	410
Other assets acquired through foreclosure, net	$52	$8
Nonaccrual loans to funded loans HFI	0.89%	0.54%
Loans past due 90 days or more on accrual status to funded loans HFI (2)	—	0.08
(1)Includes loan modifications to borrowers experiencing financial difficulty of $169 million and $111 million at December 31, 2024 and 2023, respectively.
(2)Excludes government guaranteed residential mortgage loans of $326 million and $399 million at December 31, 2024 and 2023, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $24.5 million, $12.3 million, and $4.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	December 31, 2024
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.0%	0.01%
Tech & innovation	60	12.6	0.11
Equity fund resources	1	0.2	0.00
Other commercial and industrial	17	3.6	0.03
CRE - owner occupied	5	1.0	0.01
Other CRE - non-owner occupied	243	51.1	0.45
Residential	88	18.5	0.17
Construction and land development	56	11.8	0.11
Other	1	0.2	0.00
Total non-accrual loans	$476	100.0%	0.89%

	December 31, 2023
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$6	2.2%	0.01%
Tech & innovation	33	12.1	0.06
Other commercial and industrial	53	19.4	0.11
CRE - owner occupied	9	3.3	0.02
Other CRE - non-owner occupied	83	30.4	0.16
Residential	70	25.6	0.14
Construction and land development	19	7.0	0.04
Total non-accrual loans	$273	100.0%	0.54%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at December 31, 2024
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$—	$5	$1	$41	$47	1.4%
Other commercial and industrial	—	7	—	86	93	1.0
Other CRE - non-owner occupied	—	46	—	111	157	2.5
Total	$—	$58	$1	$238	$297	0.6%

	Amortized Cost Basis at December 31, 2023
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$1	$6	$—	$8	$15	0.5%
Other commercial and industrial	—	23	—	8	31	0.4
CRE - owner occupied	—	3	—	—	3	0.2
Hotel franchise finance	—	37	—	—	37	1.0
Other CRE - non-owner occupied	—	119	—	—	119	2.0
Residential	—	—	—	1	1	0.0
Total	$1	$188	$—	$17	$206	0.4%

The performance of these modified loans is monitored for 12 months following the modification. As of December 31, 2024, modified loans of $128 million were current with contractual payments and $169 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the years ended December 31, 2024 and 2023, the Company completed modifications of EBO loans with an amortized cost of $366 million and $225 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.
Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	December 31, 2024			December 31, 2023
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$6.4	1.7%	15.3%	$5.8	1.7%	13.2%
Municipal & nonprofit	14.7	3.9	3.0	14.7	4.4	3.1
Tech & innovation	55.9	15.0	6.3	42.1	12.5	5.6
Equity fund resources	1.6	0.4	1.7	1.3	0.4	1.7
Other commercial and industrial	77.8	20.8	17.1	81.4	24.2	14.8
CRE - owner occupied	3.4	0.9	3.1	6.0	1.8	3.3
Hotel franchise finance	35.3	9.4	7.1	33.4	9.9	7.6
Other CRE - non-owner occupied	134.4	36.0	11.8	96.0	28.5	11.9
Residential	19.7	5.3	24.1	23.1	6.9	26.4
Residential - EBO	—	—	1.8	—	—	2.4
Construction and land development	21.3	5.7	8.4	30.4	9.0	9.6
Other	3.3	0.9	0.3	2.5	0.7	0.4
Total	$373.8	100.0%	100.0%	$336.7	100.0%	100.0%
During the years ended December 31, 2024 and 2023, net loan charge-offs to average loans outstanding were 0.18% and 0.06%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $39.5 million and $31.6 million at December 31, 2024 and 2023, respectively, and is included in Other liabilities on the Consolidated Balance Sheet. The increase in the ACL related to off-balance sheet credit exposures is due to higher unfunded loan commitments at December 31, 2024 compared to December 31, 2023.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of this Form 10-K. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	December 31, 2024
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	2	$18	3.7%	0.03%
Other commercial and industrial	89	121	24.8	0.23
CRE - owner occupied	9	7	1.4	0.01
Hotel franchise finance	8	112	22.9	0.21
Other CRE - non-owner occupied	9	136	27.8	0.25
Residential	169	92	18.8	0.17
Other	33	3	0.6	0.01
Total	319	$489	100.0%	0.91%

	December 31, 2023
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Warehouse lending	1	$26	3.6%	0.05%
Municipal & nonprofit	2	18	2.5	0.04
Tech & innovation	14	49	6.8	0.10
Other commercial and industrial	50	95	13.2	0.19
CRE - owner occupied	9	3	0.4	0.01
Hotel franchise finance	9	203	28.3	0.40
Other CRE - non-owner occupied	15	251	35.0	0.50
Residential	143	72	10.0	0.14
Construction and land development	1	1	0.1	0.00
Other	20	1	0.1	0.00
Total	264	$719	100.0%	1.43%
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.1 billion as of December 31, 2024 and 2023.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	December 31,
	2024	2023
	(in millions)
FNMA and FHLMC	$42,908	$46,840
GNMA	14,980	19,848
Non-agency	3,201	1,959
Total unpaid principal balance of loans	$61,089	$68,647
Other Assets Acquired through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure and at December 31, 2024 and 2023, totaled $52 million and $8 million, respectively, net of a valuation allowance of $5 million and $4 million, respectively. The increase in other assets acquired through foreclosure compared to 2023 was due to the Company taking possession of an office property.
The majority of the repossessed asset balance at December 31, 2024 related to a single office property. The Company held five properties at December 31, 2024 and 2023.

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $659 million and $669 million as of December 31, 2024 and 2023, respectively.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the year ended December 31, 2024, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. During the year ended December 31, 2023, due to the industry disruption from the bank failures in early 2023, the Company performed an interim Step 0 goodwill impairment assessment as of each interim quarter end date, and it was determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values.
For the Company's annual goodwill impairment test as of October 1, 2024 and 2023, the Company elected to perform a Step 1 goodwill impairment test for all reporting units. Based on the analyses performed, the Company determined the fair value of the Company and its reporting units exceeded their respective carrying values and therefore, no goodwill impairment was recorded during the years ended December 31, 2024 and 2023.
The following is a summary of acquired intangible assets:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$13	$1	$14	$12	$2
Correspondent customer relationships	76	14	62	76	10	66
Customer relationships	18	9	9	18	6	12
Developed technology	4	2	2	4	2	2
Operating licenses	56	6	50	56	4	52
Trade names	10	2	8	10	2	8
	$178	$46	$132	$178	$36	$142
Deferred Tax Assets
As of December 31, 2024, the net DTA balance totaled $281 million, a decrease from $287 million as of December 31, 2023. The Company had no deferred tax valuation allowance as of December 31, 2024 and 2023.
Bank Owned Life Insurance
The carrying value of BOLI totaled $1.0 billion as of December 31, 2024, an increase of $825 million from $186 million as of December 31, 2023. BOLI is used as a tax efficient method to help offset employee benefit costs. The increase in BOLI from December 31, 2023 is attributable to the purchase of a new BOLI policy during the year. The earnings from the new BOLI policy are linked to the performance of a pool of highly rated (AA or better) CLO securities, secured by a stable value wrap that provides a level of stability to the investment performance of the underlying CLO portfolio.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $66.3 billion at December 31, 2024 from $55.3 billion at December 31, 2023, an increase of $11.0 billion, or 19.9%. By deposit type, the increase in deposits is attributable to increases in savings and money market accounts of $6.4 billion and non-interest-bearing demand deposits of $4.3 billion.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2024, the Company had $14.0 billion of these reciprocal deposits, compared to $13.3 billion at December 31, 2023. At December 31, 2024 and 2023, the Company also had wholesale brokered deposits of $6.9 billion and $6.6 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $20.7 billion and $17.8 billion at December 31, 2024 and 2023, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs included $668.7 million and $422.5 million in deposit related costs on these deposits during the years ended December 31, 2024 and 2023, respectively. The increase in these costs from the prior year is due to an increase in earnings credit rates as well as an increase in average deposit balances eligible for earnings credits or referral fees.
The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2024		2023		2022
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$16,155	2.98%	$12,422	2.83%	$8,331	0.95%
Savings and money market accounts	17,462	3.49	14,903	2.87	18,518	0.86
Certificates of deposit	10,085	5.05	7,945	4.56	2,772	1.40
Total interest bearing deposits	43,702	3.66	35,270	3.24	29,621	0.93
Non-interest bearing deposits	22,017	—	18,293	—	24,133	—
Total deposits	$65,719	2.43%	$53,563	2.13%	$53,754	0.51%
At December 31, 2024 and 2023, the Company had total uninsured deposits of $17.6 billion and $15.2 billion, respectively. Total U.S. time deposits in excess of the FDIC insurance limit were $1.2 billion and $1.0 billion at December 31, 2024 and 2023, respectively.
Uninsured deposit information is estimated using the same methodologies utilized for regulatory reporting, where applicable. Specific to uninsured time deposits, the Company made certain assumptions to estimate uninsured amounts by maturity. At the account level, deposit insurance was assumed to apply first to non-time deposits, then any remaining insurance amounts were applied to maturity groupings on a pro-rata basis, based on the depositor's total amount of time deposits.
The table below discloses the remaining maturity for estimated uninsured time deposits as of December 31, 2024:

(in millions)
3 months or less	$619
3 to 6 months	517
6 to 12 months	427
Over 12 months	16
Total	$1,579
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities or loans sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings decreased by $3.6 billion to $3.2 billion at December 31, 2024 from $6.8 billion at December 31, 2023. The decrease was driven by decreases in short-term FHLB advances of $3.1 billion, repurchase agreements of $368 million, and federal funds purchased of $175 million.
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. At December 31, 2024, the carrying value of long-term borrowings totaled $2.4 billion, compared to $446 million at December 31, 2023. The increase in long-term borrowings of $2.0 billion was driven by long-term FHLB advances entered into during 2024.

Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2024, the carrying value of qualifying debt was $899 million, compared to $895 million at December 31, 2023.
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
As of December 31, 2024 and 2023, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2024
WAL	$7,922	$6,687	$56,019	$82,691	14.1%	11.9%	8.1%	11.3%
WAB	7,444	6,803	55,983	82,562	13.3	12.2	8.2	12.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2023
WAL	$7,201	$6,035	$52,517	$70,295	13.7%	11.5%	8.6%	10.8%
WAB	6,802	6,229	52,508	70,347	13.0	11.9	8.9	11.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes it is in compliance with these requirements as of December 31, 2024.

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
Allowance for credit losses
The ACL guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date, including off-balance sheet credit exposures, based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense in those future periods. The allowance level is influenced by loan volumes and mix, average remaining maturities, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2024, the allowance level was most impacted by the level of net charge-offs and CRE market conditions, which resulted in recognition of a provision for credit losses of $145.9 million. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K for a detailed discussion of the Company's methodologies for estimating expected credit losses.
Fair value of financial instruments
The Company uses fair value measurements to recognize certain financial instruments at fair value. The Company holds financial instruments that are recorded at fair value and require management to make significant judgments in estimating the fair value of these financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are actively traded and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate the fair value of these financial instruments. The fair value of MSRs is determined using a discounted cash flow model based on certain unobservable inputs. Assumptions used to value the Company’s MSRs represent management’s best estimate of assumptions market participants would use to value this asset and may require significant judgment. The primary risk of material changes to the value of the MSRs resides in the potential volatility and judgment in the assumptions used, specifically prepayment speeds and option adjusted spreads. Hypothetical changes in the value of MSRs based on assumed immediate changes in certain inputs are disclosed in “Note 5. Mortgage Servicing Rights” in Item 8 of this Form 10-K.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company's liquidity, represented by cash and amounts due from banks, loans HFS, and non-pledged marketable securities, is a result of the Company's operating, investing, and financing activities and related cash flows. The Company actively monitors and manages liquidity, and no less than quarterly will estimate probable liquidity needs on a 12-month horizon. Liquidity needs can also be met through short-term borrowings or the disposition of short-term assets.
The Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2024 are presented in the following table:

(in millions)
FHLB:
Borrowing capacity	$14,542
Outstanding borrowings	5,100
Letters of credit	718
Total available credit	$8,724

FRB:
Borrowing capacity	$12,375
Outstanding borrowings	—
Total available credit	$12,375

Warehouse borrowings:
Borrowing capacity	$2,250
Outstanding borrowings	—
Total available credit	$2,250
In addition to the funding sources above, the Company may utilize securities repurchase agreements and unsecured federal funds lines to meet its liquidity requirements. The following table presents the outstanding balance on the Company's unsecured federal funds lines of credit as of December 31, 2024:

Outstanding Balance
(in millions)
Unsecured fed funds credit lines at correspondent banks	$—
The Company also plans for potential funding needs related to operating expenses, which in some cases involve contracts that contain penalties for early termination. Further, the Company has entered into certain letters of credit or other commitments to extend credit to customers of the Bank.
The following table sets forth the Company's significant contractual obligations as of December 31, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Time deposit maturities	$10,409	$9,861	$545	$3	$—
Qualifying debt	907	—	—	—	907
Other borrowings	5,585	3,178	2,051	47	309
Operating lease obligations	175	32	58	52	33
Total	$17,076	$13,071	$2,654	$102	$1,249

Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2024 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$13,546	$3,298	$5,465	$2,279	$2,504
Credit card commitments and financial guarantees	585	585	—	—	—
Letters of credit	437	179	29	137	92
Total	$14,568	$4,062	$5,494	$2,416	$2,596
The following table sets forth certain information regarding short-term borrowings:

	December 31,
	2024	2023	2022
	(dollars in millions)
Repurchase Agreements:
Maximum month-end balance	$205	$2,614	$523
Balance at end of year	14	6	27
Average balance	15	1,076	76
Federal Funds Purchased
Maximum month-end balance	210	745	1,860
Balance at end of year	—	175	640
Average balance	17	127	568
FHLB Advances:
Maximum month-end balance	6,300	11,000	6,000
Balance at end of year	3,100	6,200	4,300
Average balance	3,375	3,732	2,526
FRB Advances:
Maximum month-end balance	—	1,300	—
Balance at end of year	—	—	—
Average balance	—	1,962	—
Warehouse borrowings:
Maximum month-end balance	416	2,101	160
Balance at end of year	—	376	—
Average balance	372	855	201
Total Short-Term Borrowed Funds	$3,114	$6,757	$4,967
Weighted average interest rate at end of year	4.75%	5.72%	4.64%
Weighted average interest rate during year	5.60	5.58	2.28
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
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At December 31, 2024, the Company held $15.9 billion in liquid assets, comprised of $3.3 billion in cash on deposit at the FRB and $12.6 billion in liquid securities not currently used as collateral for borrowings or other purposes.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2024, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows used in operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2024, 2023, and 2022, net cash (used in) provided by operating activities totaled $(2.7) billion, $(329) million, and $2.2 billion, respectively. The change in operating activities in 2024 was primarily driven by increased AmeriHome mortgage activity.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the year ended December 31, 2024, the Company's cash balance decreased by $3.8 billion as a result of a net increase in loans, compared to an increase in cash of $1.1 billion during the year ended December 31, 2023 primarily from a net decrease in loans. The increase in 2024 was mostly driven by increases in C&I loans as the Company grew its loan portfolio. A net increase in investment securities of $2.0 billion and $3.7 billion for the years ended December 31, 2024 and 2023, respectively, reduced the Company's cash balances during the years ended December 31, 2024 and 2023.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the years ended December 31, 2024, 2023, and 2022, net deposits increased $11.0 billion, $1.7 billion, and $6.0 billion, respectively. The increase was primarily driven by increases in savings and money market and non-interest-bearing deposits.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50 million and $265 million, respectively, through one participating financial institution or, a combined total of $315 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2024, the Company had $1.7 billion of CDARS and $10.1 billion of ICS deposits.
As of December 31, 2024, the Company had $6.9 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2024, WAB paid dividends to the Parent of $240.0 million. Subsequent to December 31, 2024, WAB paid dividends to the Parent of $60.0 million.

Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," in Item 8 of this Form 10-K for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's Consolidated Financial Statements.
SUPERVISION AND REGULATION
WAL, WAB, and certain of its non-depository subsidiaries are subject to comprehensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the DIF, and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies such as WAL.
Set forth below is a summary of the significant laws and regulations applicable to WAL and its subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress and state legislatures and federal and state regulatory agencies, and we expect that the new presidential administration will seek to implement a regulatory reform agenda that is significantly different than the former administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. For example, on January 20, 2025, President Trump issued a presidential memorandum titled "Regulatory Freeze Pending Review" that directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by President Trump, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law or policy. A change in any of the statutes, regulations, or regulatory policies applicable to WAL and its subsidiaries could have a material effect on the results of the Company.
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
WAL and WAB are also supervised by the CFPB for compliance with federal consumer financial protection laws. The Company’s non-depository subsidiaries are subject to federal and state laws and regulations, including regulations of the FRB and with respect to WATC, the OCC.
Supervision, Regulation and Licensing of AmeriHome
AmeriHome is a residential mortgage producer and servicer that operates in a heavily regulated industry. In addition to supervision by the federal banking agencies with primary jurisdiction over WAL and WAB, AmeriHome is subject to the rules, regulations and oversight of certain federal, state and local governmental authorities, including the CFPB, HUD, and GNMA, and government-sponsored enterprises in the mortgage industry such as FHLMC and FNMA.
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
•the Dodd-Frank Act, the Fair Debt Collection Practices Act, the Federal Trade Commission Act, and the rules and regulations of the FTC and CFPB that prohibit unfair, abusive or deceptive acts or practices;
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
Supervision and Regulation of WATC
WATC is an OCC-chartered, non-depository national trust bank. WATC offers levered loan facility administration, loan administration, and securities custody products. As a national trust bank, the ability of WATC to engage in fiduciary activities is governed by federal law at 12 U.S.C. § 92a and the OCC regulations at 12 C.F.R. Part 9, as well as certain state laws to the extent not preempted by federal law and regulation. WATC may engage in any of the enumerated activities or roles permitted for national trust banks listed in federal statutes and regulations as well as any other capacity that the OCC authorizes pursuant to federal law. As a non-depository national trust bank, WATC may not accept deposits and does not maintain FDIC deposit insurance.
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
Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions. In reviewing applications seeking approval of merger and purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effects and public benefits of the transactions, the capital position of the combined banking organization, the applicant's performance record under the CRA, and the effectiveness of the subject organizations in combating money laundering activities. For further information relating to the CRA, see the section titled “Community Reinvestment Act and Fair Lending Laws.” In September 2024, the OCC and the FDIC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act and a new FDIC Statement of Policy on Bank Merger Transactions, respectively. These new policy statements outline factors that the OCC and the FDIC will consider when evaluating a proposed bank merger transaction. The FRB did not release a new merger policy statement. Also in September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that apply across all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent market concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger.
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
As a result of passage of the EGRRCPA, bank holding companies with less than $100 billion in assets are exempt from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, the resolution planning and enhanced liquidity and risk management requirements therein). Notwithstanding these changes, the capital planning and risk management practices of WAL and WAB will continue to be reviewed through the regular supervisory processes of the FRB. Further, in connection with the FRB’s rules implementing the enhanced prudential standards required by Dodd-Frank (and as subsequently modified by application of the EGRRCPA’s higher consolidated asset thresholds for bank holding companies), the Company has established a risk committee of the BOD to manage enterprise-wide risk and has retained its separate risk committee of independent directors.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as WAL and WAB, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act, which includes CLO and collateralized debt obligation securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with: (1) organizing and offering the covered fund; (2) certain risk-mitigating hedging activities; and (3) de minimis investments in covered funds.
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
Federal Reserve System
As a member of the Federal Reserve System, WAB has historically been required by law to maintain reserves against its transaction deposits, which were to be held in cash or with the FRB. Since March 26, 2020, the reserve requirement ratios have been zero percent.
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
The Capital Rules: (i) include CET1 and the related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) set forth deductions from and adjustments to capital. Under the Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.
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
The Capital Rules also include a capital conservation buffer which is designed to absorb losses during periods of economic stress. Banking institutions are required to maintain a 2.5% capital conservation buffer in addition to each of the minimum risk-based capital ratios to avoid constraints on dividends, equity repurchases, and discretionary bonus payments. To calculate the capital conservation buffer, each minimum capital ratio is subtracted from the corresponding current quarter capital ratio and the lowest of these three measures represents the capital conservation buffer. As of December 31, 2024, the Company’s capital ratios exceeded the 2.5% minimum capital conservation buffer and therefore the Company is not subject to any limitations.
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1 capital. The Capital Rules further prescribe that the effects of accumulated other comprehensive income or loss items reported as a component of stockholders’ equity be included in CET1 capital; however, non-advanced approaches banking organizations may make a one-time permanent election to exclude these items. The Company, as a non-advanced approaches institution, has made this one-time election.
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
In July 2023, the FRB and FDIC proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that would apply to banks with $100 billion or more in assets. In September 2024, the FRB announced a re-proposal of the Basel III endgame that would cover all major areas of the rule: credit risk, operational risk and market risk. Under the re-proposal, banks with assets between $100 and $250 billion would not be subject to the Basel III endgame changes, other than the requirement to recognize unrealized gains and losses of their securities in regulatory capital. These re-proposed rules do not apply to holding companies or banks with less than $250 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted, as the agencies have not made final decisions on any aspect of the re-proposals.
On August 26, 2020, the federal bank regulatory agencies issued a final rule that allowed institutions that adopted the CECL accounting standard in 2020 to mitigate CECL’s estimated effects on regulatory capital for two years, followed by a three-year transition period. The Company has elected this capital relief option.

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
Consumer Protection and CFPB Supervision
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial protection laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. CFPB employees have been directed not to issue any proposed or formal rules, stop pending investigations and not open new investigations, halt all stakeholder engagements and abstain from issuing public communications, among other things. Significant layoffs of CFPB employees have also been anticipated. We cannot currently predict the nature and timing of future developments that may impact the CFPB, including its rules and proposals, strategies, priorities or approaches to regulation and enforcement. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition, or operations.
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
To recover the loss to the DIF arising from the bank failures that occurred early in 2023, the FDIC approved an annual special assessment. The assessment base for the special assessments is equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, with the first quarterly assessment period beginning on January 1, 2024. While the special assessment will be collected at a quarterly rate of 3.36 basis points for the initial eight-quarter collection period, given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits related to the bank failures, as of September 2024, the FDIC is projecting that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. In connection with the special assessment, the Company recognized a charge of $8.3 million during the year ended December 31, 2024.

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
On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing differences in bank size and business models may impact CRA evaluations and qualifying activities. As currently written, most of the final CRA rule's requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements to become applicable as of January 1, 2027. However, the legality of the final rule is being challenged and a preliminary injunction against enforcing new rules implementing the new CRA regulations has been granted. Additionally, the final CRA rules may be impacted by the presidential memorandum entitled "Regulatory Freeze Pending Review" described above. WAB is currently evaluating the impact of the modified CRA regulations, but does not anticipate any resulting material impact to its operations or compliance objectives.
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
Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs that provide funding to their members to support residential lending, as well as affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2024, WAB’s total investment in FHLB stock was $138 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, including the Company and WAB, that encourage inappropriate risks by providing an executive officer, employee, director, or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC proposed such regulations in 2016, but the regulations have not yet been finalized. In mid- 2024, the OCC, FDIC, Federal Housing Finance Agency and National Credit Union Administration re-proposed the regulatory text of the 2016 proposed rule and requested comment on specific alternatives, given the passage of time since the 2016 proposed rule was issued, as well as additional supervisory experience, changes in industry practice and other developments. The SEC and FRB did not join in this re-proposal. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
Preventing Suspicious Activity
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions are also required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. In July 2024, the FRB, FDIC, OCC and National Credit Union Administration proposed updates to their requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering and countering the financing of terrorism programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate the U.S. Department of Treasury’s Financial Crimes Enforcement Network, or FinCEN’s, published national AML/CFT priorities. The proposed amendment would also mandate that the duty to establish, maintain and enforce the AML/CFT program remain the responsibility of, and be performed by, persons in the United States who are accessible to, and subject to the oversight and supervision by, the relevant agency. The Company has a Bank Secrecy Act and USA PATRIOT Act BOD-approved compliance program and engages in relatively few transactions with foreign financial institutions or foreign persons.

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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the year ended December 31, 2024, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at December 31, 2024, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate re-set period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposit products re-price with a certain beta to underlying market rate changes. These betas are derived separately by deposit product and are based on both observed and projected market rate and balance trends. Current product-level deposit beta assumptions range between 46% to 92%, depending on product, with an average interest bearing deposit beta of 57%.
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
Sensitivity of Net Interest Income

	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shock Scenario	(8.6)%	(4.7)%	5.4%	10.9%
Gradual Ramp Scenario	(5.8)	(3.0)	3.1	6.5
Earnings-at-Risk. In addition, certain rate-sensitive non-interest income and expense items are also subject to market risk, including mortgage banking and servicing income and ECR deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by volatility in interest rates. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by incorporating these non-interest income and expenses amounts to measure the impact of forecasted changes in interest rates on earnings (defined as net interest income plus rate-sensitive non-interest income and expense). In the Company’s EaR simulation model as of December 31, 2024, deposits eligible for ECRs re-price with a beta assumption of 76% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs, re-price with a weighted average beta assumption of 64%. As a result of the higher deposit betas on deposits eligible for ECRs, in the down simulation scenarios, the Company will benefit from lower deposit costs. In a shock down 100 basis points scenario, ECR related deposit costs would decrease 23% from the baseline forecast over the next twelve months. At December 31, 2024, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current guidelines.
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
This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. The EVE and earnings simulations reported as of December 31, 2024 incorporate model enhancements that support optionality for callable securities and improve cash flow projections for structured securities. These model enhancements decreased the Company’s asset duration and improved EVE sensitivity to changes in interest rates. The Company continues to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2024:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
% Change	3.6%	2.9%	(3.3)%	(6.4)%
At December 31, 2024, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. For additional discussion on how derivatives in a hedging relationship (fair value hedges) are used to manage the Company's interest rate risk, see "Note 15. Derivatives and Hedging Activities" in Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data.
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Western Alliance Bancorporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 25, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses for loans held for investment and unfunded loan commitments totaled $373.8 million and $39.5 million as of December 31, 2024, respectively. The allowance for credit losses on loans held for investment and unfunded loan commitments is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment and unfunded loan commitments.
The allowance for credit losses for loans held for investment consists of an asset-specific component for estimating credit losses for individual loans that do not share risk characteristics with other loans and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The allowance for credit losses on unfunded loan commitments consists of a pooled component for estimating credit losses for pools of unfunded loan commitments that share similar risk characteristics and includes consideration of the likelihood that estimated funding levels will occur. The allowance for the pooled component for the allowance for credit losses on loans held for investment and the allowance for credit losses on unfunded loan commitments is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (probability of default, loss given default and exposure at default) which are derived from various vendor models, internally developed statistical models or nonstatistical estimation approaches.
The quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments derived from the probability of default, loss given default and exposure at default are adjusted by management to incorporate consideration of different probability weighted economic scenarios, current trends and conditions that are not captured in the quantitative credit loss estimates through the use of qualitative and/or environmental factors, which requires management to apply a significant amount of judgment and involves a high degree of estimation.
We identified management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions as a critical audit matter because auditing management’s judgments involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the adjustments.
Our audit procedures related to management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions included the following, among others:
•We obtained an understanding of the relevant controls related to management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions and tested such controls for design and operating effectiveness.
•We evaluated the appropriateness of management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions by performing the following procedures:
◦We tested the completeness and accuracy of the data used by management to determine management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions.
◦We evaluated management’s considerations of data utilized as a basis for management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions.
◦We evaluated management’s support of adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions.
◦We agreed management’s adjustments to quantitative estimates of expected credit losses on loans held for investment and unfunded loan commitments related to the incorporation of different probability weighted economic scenarios, current trends and conditions to the allowance for credit losses on loans held for investment and unfunded loan commitments calculations.
Valuation of Mortgage Servicing Rights
As described in Notes 1 and 5 to the financial statements, the Company’s mortgage servicing rights totaled $1,127 million as of December 31, 2024. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. Mortgage servicing rights represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure mortgage servicing rights at fair value. The Company estimates the fair value of mortgage servicing rights using a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate and cost to service.
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
Our audit procedures related to the valuation of mortgage servicing rights as of December 31, 2024 included, among others, testing management’s process for determining the fair value, including:
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
Austin, Texas
February 25, 2025

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$320	$276
Interest bearing deposits in other financial institutions	3,776	1,300
Cash and cash equivalents	4,096	1,576
Investment securities - AFS, at fair value; amortized cost of $14,178 and $11,849 at December 31, 2024 and 2023, respectively (ACL of $0.4 and $1.4 at December 31, 2024 and 2023, respectively)	13,468	11,165
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $16.4 and $7.8 (fair value of $1,309 and $1,251) at December 31, 2024 and 2023, respectively	1,510	1,421
Investment securities - equity	117	126
Investments in restricted stock, at cost	232	281
Loans HFS	2,286	1,402
Loans HFI, net of deferred fees and costs	53,676	50,297
Less: allowance for credit losses	(374)	(337)
Net loans held for investment	53,302	49,960
Mortgage servicing rights	1,127	1,124
Premises and equipment, net	361	339
Operating lease right of use asset	128	145
Bank owned life insurance	1,011	186
Goodwill and intangible assets, net	659	669
Deferred tax assets, net	281	287
Investments in LIHTC and renewable energy	606	573
Other assets	1,750	1,608
Total assets	$80,934	$70,862
Liabilities:
Deposits:
Non-interest bearing	$18,846	$14,520
Interest bearing	47,495	40,813
Total deposits	66,341	55,333
Other borrowings	5,573	7,230
Qualifying debt	899	895
Operating lease liability	159	179
Other liabilities	1,255	1,147
Total liabilities	74,227	64,784
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock (par value $0.0001; 20,000,000 authorized; 30,000 shares (12,000,000 depositary shares) issued and outstanding and liquidation value per depositary share of $25 at December 31, 2024 and 2023)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,897,807 and 112,169,523 shares issued at December 31, 2024 and 2023, respectively) and additional paid in capital	2,245	2,197
Treasury stock, at cost (2,845,201 and 2,703,218 shares at December 31, 2024 and 2023, respectively)	(125)	(116)
Accumulated other comprehensive loss	(534)	(513)
Retained earnings	4,826	4,215
Total stockholders’ equity	6,707	6,078
Total liabilities and stockholders’ equity	$80,934	$70,862
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$3,629.1	$3,409.7	$2,393.4
Investment securities	703.6	459.9	265.6
Dividends and other	208.4	165.7	32.8
Total interest income	4,541.1	4,035.3	2,691.8
Interest expense:
Deposits	1,600.2	1,142.6	276.4
Qualifying debt	38.0	37.9	35.0
Other borrowings	284.0	515.9	164.1
Total interest expense	1,922.2	1,696.4	475.5
Net interest income	2,618.9	2,338.9	2,216.3
Provision for credit losses	145.9	62.6	68.1
Net interest income after provision for credit losses	2,473.0	2,276.3	2,148.2
Non-interest income:
Service charges and loan fees	96.0	101.0	49.5
Net gain on loan origination and sale activities	206.3	193.5	104.0
Net loan servicing revenue	121.5	102.3	130.9
Income from equity investments	38.2	15.7	17.8
Income from bank owned life insurance	27.8	4.5	4.6
Gain (loss) on sales of investment securities	17.4	(40.8)	6.8
Fair value gain (loss) adjustments, net	7.5	(116.0)	(28.6)
Other income	28.5	20.5	39.6
Total non-interest income	543.2	280.7	324.6
Non-interest expense:
Salaries and employee benefits	631.1	566.3	539.5
Deposit costs	693.2	436.7	165.8
Insurance	164.8	190.4	31.1
Data processing	149.7	122.0	83.0
Legal, professional, and directors' fees	109.4	107.2	99.9
Occupancy	73.1	65.6	55.5
Loan servicing expenses	68.1	58.8	55.5
Business development and marketing	32.7	21.8	22.1
Loan acquisition and origination expenses	21.5	20.4	23.1
Gain on extinguishment of debt	—	(52.7)	—
Other expense	81.4	86.9	81.2
Total non-interest expense	2,025.0	1,623.4	1,156.7
Income before provision for income taxes	991.2	933.6	1,316.1
Income tax expense	203.5	211.2	258.8
Net income	787.7	722.4	1,057.3
Dividends on preferred stock	12.8	12.8	12.8
Net income available to common stockholders	$774.9	$709.6	$1,044.5

Earnings per share:
Basic	$7.14	$6.55	$9.74
Diluted	7.09	6.54	9.70
Weighted average number of common shares outstanding:
Basic	108.6	108.3	107.2
Diluted	109.3	108.5	107.6
Dividends declared per common share	$1.49	$1.45	$1.42
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income	$787.7	$722.4	$1,057.3
Other comprehensive income (loss), net:
Unrealized (loss) gain on AFS securities, net of tax effect of $0.9, $(41.4), and $225.3, respectively	(5.1)	116.9	(674.9)
Unrealized loss on SERP, net of tax effect of $0.0, $—, and $—, respectively	(0.1)	—	—
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.5, $0.1, and $(1.2), respectively	(1.4)	(0.2)	3.7
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $4.4, $(10.2), and $1.9, respectively	(13.0)	30.2	(5.5)
Impairment of AFS securities included in income, net of tax effect of $0.4, $(0.4), and $— respectively	(1.2)	1.2	—
Net other comprehensive (loss) income	(20.8)	148.1	(676.7)
Comprehensive income	$766.9	$870.5	$380.6
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2021	12.0	$294.5	106.6	$—	$1,966.2	$(86.8)	$15.7	$2,773.0	$4,962.6
Net income	—	—	—	—	—	—	—	1,057.3	1,057.3
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	39.8	—	—	—	39.8
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.5)	—	—	(18.5)
Common stock issuance, net	—	—	1.9	—	157.7	—	—	—	157.7
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(153.4)	(153.4)
Other comprehensive loss, net	—	—	—	—	—	—	(676.7)	—	(676.7)
Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$5,356.0
Net income	—	—	—	—	—	—	—	722.4	722.4
Restricted stock, performance stock unit, and other grants, net	—	—	0.7	—	34.4	—	—	—	34.4
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(11.0)	—	—	(11.0)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(158.7)	(158.7)
Other comprehensive income, net	—	—	—	—	—	—	148.1	—	148.1
Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$6,078.4
Net income	—	—	—	—	—	—	—	787.7	787.7
Restricted stock, performance stock unit, and other grants, net	—	—	0.7	—	47.7	—	—	—	47.7
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(8.7)	—	—	(8.7)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(164.0)	(164.0)
Other comprehensive loss, net	—	—	—	—	—	—	(20.8)	—	(20.8)
Balance, December 31, 2024	12.0	$294.5	110.0	$—	$2,245.8	$(125.0)	$(533.7)	$4,825.9	$6,707.5
(1)Share amounts represent treasury shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$787.7	$722.4	$1,057.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	145.9	62.6	68.1
Depreciation and amortization	94.4	63.0	52.4
Stock-based compensation	47.7	34.3	39.8
Deferred income taxes	12.4	(24.9)	(68.6)
Amortization of net discounts for investment securities	(207.3)	(84.0)	21.1
Amortization of tax credit investments	75.2	64.3	63.2
Amortization of operating lease right of use asset	24.1	23.5	22.2
Amortization of net deferred loan fees and net purchase premiums	(85.6)	(84.0)	(73.6)
Purchases and originations of loans HFS	(48,667.3)	(42,720.9)	(45,407.0)
Proceeds from sales and payments on loans HFS	45,752.4	42,168.1	47,285.0
Mortgage servicing rights capitalized upon sale of mortgage loans	(922.8)	(864.5)	(719.7)
Net losses (gains) on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	(9.4)	87.8	(73.9)
Fair value adjustments	(16.3)	122.0	22.3
Sale of investment securities	(17.4)	40.8	(6.8)
Extinguishment of debt	—	(52.7)	—
Other	(20.6)	(1.1)	2.2
Other assets and liabilities, net	264.9	114.7	(38.7)
Net cash (used in) provided by operating activities	$(2,742.0)	$(328.6)	$2,245.3
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(16,789.7)	$(15,144.7)	$(2,396.3)
Principal pay downs and maturities	10,306.1	10,036.3	604.2
Proceeds from sales	4,525.3	1,532.6	177.0
Investment securities - HTM
Purchases	(131.5)	(201.6)	(281.9)
Principal pay downs and maturities	33.8	62.1	100.6
Equity securities carried at fair value
Purchases	(0.7)	(0.6)	(36.2)
Redemptions	15.0	9.0	6.9
Proceeds from sales	—	1.5	14.1
Proceeds from sale of mortgage servicing rights and related holdbacks, net	908.3	798.2	391.9
Purchase of other investments	(135.5)	(245.1)	(346.6)
Proceeds from bank owned life insurance, net	1.7	0.7	—
Net (increase) decrease in loans HFI	(3,816.0)	1,106.8	(11,172.8)
Purchase of premises, equipment, and other assets, net	(83.8)	(114.3)	(141.0)
Purchase of bank owned life insurance	(800.0)	—	—
Cash consideration paid for acquisitions, net of cash acquired	—	—	(50.0)
Net cash used in investing activities	$(5,967.0)	$(2,159.1)	$(13,130.1)

	December 31,
	2024	2023	2022
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$11,002.0	$1,688.9	$6,032.1
Net proceeds from issuance of long-term debt	3,000.0	9.9	578.4
Payments on long-term debt	(1,025.7)	(818.1)	(30.7)
Net (decrease) increase in short-term borrowings	(1,562.4)	2,341.3	4,859.0
Net proceeds from repurchase obligations	—	2,661.8	—
Payments on repurchase obligations	—	(2,681.0)	—
Cash paid for tax withholding on vested restricted stock and other	(8.7)	(11.0)	(18.5)
Cash dividends paid on common and preferred stock	(176.8)	(171.5)	(166.2)
Proceeds from issuance of common stock, net	0.1	0.1	157.7
Net cash provided by financing activities	$11,228.5	$3,020.4	$11,411.8
Net increase in cash and cash equivalents	2,519.5	532.7	527.0
Cash, cash equivalents, and restricted cash at beginning of period	1,576.1	1,043.4	516.4
Cash, cash equivalents, and restricted cash at end of period	$4,095.6	$1,576.1	$1,043.4

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,941.6	$1,581.0	$452.9
Income taxes, net	1.3	63.6	197.6
Non-cash activities:
Net increase in unfunded commitments and obligations	$111.4	$77.1	$259.3
Transfers of securitized loans HFS to AFS securities	123.0	276.5	205.0
Transfer of EBO loans previously classified as HFS to HFI	—	—	1,638.1
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	267.2	6,646.8	—
Transfers of loans HFS to HFI, at amortized cost	2.5	2,357.2	780.0
Transfers of mortgage-backed securities in settlement of secured borrowings	2,090.4	557.3	610.5
(1)    Activity for years ended December 31, 2024 and 2023 excludes $461.3 million and $531.6 million, respectively, of loans transferred with an original designation of HFS, whose sales activity was classified as operating cash flows.

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB, together with its banking divisions: ABA, BON, FIB, Bridge, and TPB.
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
Recent accounting pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance within ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. Entities will be required to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The update also requires entities to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact these amendments will have on its Consolidated Financial Statements.
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
The amendments in this update are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and are applied through a cumulative-effect adjustment to the opening balance of retained earnings (as of the beginning of the annual reporting period of adoption). Although the Company has digital payment offerings, it does not currently hold any crypto assets meeting the criteria outlined in the update. Accordingly, the adoption of this guidance will not have an impact on the Company's Consolidated Financial Statements.
Recently adopted accounting guidance
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The amendments did not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, and all existing segment disclosure requirements in ASC 280 and other Codification topics remain unchanged. The amendments in this update are incremental and require public entities that report segment information to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as other segment items. Annual disclosure of the title and position of the chief operating decision maker and how the reported measures of segment profit or loss are used to assess performance and allocation of resources is also required.
The Company adopted this guidance beginning with the annual period ending December 31, 2024 and applied these updates on a retrospective basis. Upon adoption, the Company provided additional expense detail within its segment disclosures and there was no impact on the Company's financial position or results of operations.
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued guidance within ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323). The amendments in this update permit entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously this option was only permitted for LIHTC investments. Additionally, the amendments in this update require all tax equity investments accounted for using the proportional amortization method to apply the delayed equity contribution guidance in Subtopic 323-740 and disclosure of the nature of an entity's tax equity investments and their effect on an entity's financial position and results of operations.
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

Principles of consolidation
As of December 31, 2024, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant wholly-owned subsidiaries: 1) WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 2) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 3) BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; 4) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; and 5) Western Finance Company, which purchases and originates equipment finance leases and provides mortgage banking services through its wholly-owned subsidiary, AmeriHome.
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
Business combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies are also recognized at fair value if the fair value can be determined during the measurement period, which is no more than one year from the acquisition date. Results of operations of an acquired business are included in the Consolidated Income Statement from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Investment securities
Investment securities include debt and equity securities. Debt securities may be classified as HTM, AFS, or trading. The appropriate classification is initially decided at the time of purchase.
Securities classified as HTM are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. HTM securities are carried at amortized cost. The sale of an HTM security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
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
Trading securities are debt securities bought and held principally for the purpose of selling them in the near term and therefore only held for a short period of time. Trading securities are carried at their estimated fair value, with changes in fair value reported in earnings as non-interest income.
Equity securities are carried at their estimated fair value, with changes in fair value reported in earnings as non-interest income.
Interest income is recognized based on the coupon rate. For HTM and AFS securities, interest income also includes the amortization of purchase premiums and the accretion of purchase discounts. Premiums and discounts on investment securities are generally amortized or accreted over the contractual life of the security using the interest method. For the Company's mortgage-backed securities, amortization or accretion of premiums or discounts are adjusted for anticipated prepayments. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.
A debt security is placed on nonaccrual status at the time its principal or interest payments become 90 days past due. Interest accrued but not received for a security placed on nonaccrual is reversed through interest income.
Allowance for credit losses on investment securities
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The Company measures expected credit losses on its HTM debt securities on a collective basis by major security type. The Company's HTM securities portfolio consists of low income housing tax-exempt bonds and private label residential MBS. Low income housing tax-exempt bonds share similar risk characteristics with the Company's CRE, non-owner occupied or construction and land loan pools, given the similarity in underlying assets or collateral. Accordingly, expected credit losses on HTM securities are estimated using the same models and approaches as these loan pools, which utilize risk parameters (PD, LGD and EAD) in the measurement of expected credit losses. The historical data used to estimate probability of default and severity of loss in the event of default is derived or obtained from internal and external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities. Accrued interest receivable on HTM securities, which is included in Other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
The credit loss model under ASC 326-30, applicable to AFS debt securities, requires recognition of credit losses through an allowance account with credit losses recognized once securities become impaired. For AFS debt securities, a decline in fair value due to credit loss results in recognition of an ACL. Impairment may result from credit deterioration of the issuer or collateral underlying the security. An assessment to determine whether a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates a credit loss exists, the Company records an ACL for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security's fair value is less than its amortized cost basis. Subsequent changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended and any unpaid accrued interest is reversed when a credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on AFS debt securities, which is included in Other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
For each AFS security in an unrealized loss position, the Company also considers: 1) its intent to hold the security until anticipated recovery of the security's fair value; and 2) whether it is more-likely-than not the Company would be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security is written down to its fair value. At such time, any unrealized holding losses recorded in AOCI are reversed and the write-down is charged against the ACL with any incremental impairment recorded in earnings.
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
The Company has generally elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. The Company may also elect to record certain delinquent loans repurchased under the terms of the GNMA MBS program, referred to as EBO loans, at fair value. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Alternatively, loans repurchased from investors are generally reported at the lower of cost or fair value. For these repurchased loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance and any changes in the valuation allowance are included in Net gain on loan origination and sale activities in the Consolidated Income Statement.
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
Recognition of interest income on non-government guaranteed or uninsured loans HFS is suspended and accrued unpaid interest receivable is reversed through interest income when loans become 90 days delinquent or when recovery of income and principal becomes doubtful. Loans return to accrual status when the principal and interest become current and it is probable the amounts are fully collectible. For government guaranteed or insured loans HFS that are 90 days delinquent, the Company generally continues to recognize interest income at a rate between the debenture and notes rates, as adjusted for probability of default, for FHA loans and at the note rate for VA and USDA loans, less estimated losses for certain nonrecoverable expenses.
At times, the Company may also transfer loans from its HFI portfolio to HFS. Loans transferred from HFI to HFS will be transferred at the lower of amortized cost basis (adjusted for any charge-offs) or fair value. If the amortized cost basis of the transferred loan exceeds its fair value and the fair value decline is determined to be due to credit quality, a charge-off is recorded against the ACL upon transfer. If the fair value decline is determined not to be credit related, a valuation allowance equal to the difference between the amortized cost and fair value of the loan will be established on the transfer date and any subsequent changes in the valuation allowance will be recognized in earnings. Any ACL previously recorded on transferred loans will be reversed and recognized in earnings at the time of the transfer.
If management determines it no longer intends to sell loans classified as HFS, such loans will be transferred to HFI. Loans transferred from HFS to HFI are transferred at amortized cost and any valuation allowance previously recorded is reversed and recognized in earnings at the time of the transfer. The loans are then subject to ACL measurement.
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
The Company may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, past due and nonaccrual status, and loan modifications to borrowers experiencing financial difficulty. The Company may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credit losses. For purchased loans not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. In contrast to PCD loans, the initial estimate of expected credit losses on loans not deemed to have experienced more than insignificant deterioration since origination is recognized in net income. For additional information, see "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements.
The Company generally applies the contractual method whereby loan origination fees less direct loan origination costs (net deferred fees), as well as premiums and discounts and certain purchase accounting adjustments, are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of net deferred fees is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a revolving line of credit, net deferred loan fees are recognized as interest income on a straight-line basis over the term of the revolver. When loans are repaid, any remaining unamortized balances of net deferred fees, premiums, or discounts are recognized as interest income. Net deferred fees on commitments where the likelihood of exercise is more than remote are deferred until the commitment is drawn upon. A proportional amount of the net deferred fees, based on the amount drawn compared to the total commitment, are recognized through interest income using the interest method over the remaining life of the commitment. Upon expiration of the commitment, any remaining unamortized net deferred fees are recognized as non-interest income through Service charges and loan fees. Fees based on a percentage of a customer’s unused line of credit are recognized when the amount is determinable and fees related to standby letters of credit are recognized over the commitment period. These fees are recorded as non-interest income through Service charges and loan fees.
Nonaccrual loans
When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when a loan becomes delinquent by more than 90 days or when management determines the full repayment of principal and collection of interest according to contractual terms is no longer likely. Past due status is based on the contractual terms of the loan. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well-secured by collateral and in the process of collection. For government guaranteed or insured loans that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture rate and note rates, as adjusted for probability of default for FHA loans and at the note rate for VA and USDA loans, less estimated losses for certain nonrecoverable expenses.
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
Modifications of loans to borrowers experiencing financial difficulty
The Company may agree to modify the terms of a loan to a borrower experiencing financial difficulty. Loans graded Substandard or worse are often characterized by inadequate paying capacity of the borrower and therefore, modifications of these loans are generally considered to be made to borrowers experiencing financial difficulty. The loan terms that may be modified or restructured due to a borrower’s financial situation include principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of these terms.

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
"Doubtful" (grade 8): These assets have all the weaknesses inherent in those classified as "Substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, but because of certain known factors that may work to the advantage and strengthening of the asset (for example, capital injection, perfecting liens on additional collateral and refinancing plans), classification as "Loss" is deferred until a more precise status may be determined. Due to the high probability of loss, loans classified as "Doubtful" are placed on nonaccrual status.
"Loss" (grade 9): These assets are considered uncollectible and having such little recoverable value, it is not practical to defer writing off the asset. This classification does not mean the loan has absolutely no recovery or salvage value, but rather it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.
Allowance for credit losses on loans HFI
Credit risk is inherent in the business of extending loans and leases to borrowers and is continuously monitored by management and reflected within the ACL. The ACL is an estimate of life-of-loan losses for the Company's loans HFI. The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present the net amount expected to be collected. The estimate of expected credit losses excludes accrued interest receivable on these loans, except for accrued interest related to the Residential-EBO loan pool. Accrued interest receivable, net of an ACL on the Residential-EBO loan pool, is included in Other assets on the Consolidated Balance Sheet. The ACL on loans HFI includes an estimate of future charge-offs as well as an offset for expected recoveries of amounts previously charged-off. The Company formally re-evaluates and establishes the appropriate level of the ACL on a quarterly basis.

Determining the appropriateness of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio or particular segments of the loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and provision for credit losses in those future periods. The allowance level is influenced by loan volumes and mix, average remaining maturities, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: first, an asset-specific component involving individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans and second, a pooled component for estimated expected credit losses for loans that share similar risk characteristics.
Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with a determination of credit rating. With the exception of residential loans, all loans graded Substandard or worse with a total commitment of $1.0 million or more are evaluated on an individual basis. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals, and assessment of borrower guarantees.
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
In determining the ACL, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (PD, LGD, and EAD), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using a single economic scenario and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models define default as loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for the warehouse lending, municipal and nonprofit, equity fund resources, and residential loan portfolio segment models as these loan portfolio segments have limited or no loss history. Under input reversion, economic forecasts revert to their historical trends after a reasonable forecast horizon. Output reversion is used for all other loan portfolio segment models. Under output reversion, the models revert to the Company's historical losses beyond a certain reasonable period by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the warehouse lending and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed to estimate LGD. Factors utilized in calculating average LGD vary for each loan segment and are further described below. EAD refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate consideration of different probability weighted economic scenarios, current trends and conditions not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
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
Other commercial and industrial
The other commercial and industrial segment is comprised primarily of commercial and industrial loans to middle market companies and large corporations that are not collateralized by real estate. The models used to estimate expected credit losses for middle-market companies are the same as those used for the tech & innovation portfolio segment. The estimate of expected credit losses for loans to large corporations incorporates the use of an internally-developed PD model tailored to large, publicly traded companies.
Commercial real estate, owner-occupied
The CRE, owner-occupied portfolio segment is comprised of commercial loans collateralized by real estate, where the borrower has a business that occupies the property. These loans are typically entered into for the purpose of providing real estate finance or improvement. The primary source of repayment of these loans is the income generated by the business and where rental or sale of the property may provide secondary support for the loan. These loans are sensitive to general economic conditions as well as the market valuation of CRE properties. The PD estimate for this loan segment is modeled using the same internally-developed model as the commercial and industrial loan segment. LGD for this loan segment is driven by property appreciation and the ratio of fixed investment to GDP. The prepayment rate assumption for EAD is driven by unemployment levels.
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
Other commercial real estate, non-owner occupied
The other commercial real estate, non-owner occupied segment is comprised of loans collateralized by real estate where the owner is not the primary tenant, and not originated within the Company's specialty business lines. The model used to estimate expected credit losses for this loan segment is the same as the model used for the hotel franchise finance portfolio segment.
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
Transfers of financial assets
A transfer of a financial asset is accounted for as a sale when control over the asset has been surrendered. Control over a transferred asset is deemed surrendered when the: 1) asset has been isolated from the Company; 2) transferee obtains the right to pledge or exchange the transferred asset; and 3) Company no longer maintains effective control over the transferred asset. If a transfer of a financial asset does not qualify as a sale, the proceeds from the transfer are accounted for as a secured borrowing.
Premises and equipment
Premises and equipment amounts are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the improvement. Depreciation and amortization are computed using the following estimated lives:

Years
Bank premises	31
Furniture, fixtures, and equipment	3 - 15
Leasehold improvements	3 - 10
Software	1 - 10
Management periodically reviews premises and equipment for impairment to determine whether facts and circumstances suggest the value of an asset is not recoverable. Useful lives of these assets are also reviewed periodically with any changes to depreciation recognized prospectively over the new remaining useful life.
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties and other repossessed property are classified in Other assets in the Consolidated Balance Sheet and are initially reported at fair value of the asset less estimated selling costs. Subsequent adjustments are based on the lower of carrying value or fair value less estimated costs to sell the property, which is evaluated at least annually. Costs related to the development or improvement of these assets are capitalized and costs related to holding the assets are charged to non-interest expense. When properties with operations are acquired, rental agreements are evaluated to determine lease classification, which is generally operating. Rental income from operating leases is recognized on a straight-line basis over the lease term.
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
Leases (lessee)
At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding ROU asset and operating lease liability are recorded in separate line items on the Consolidated Balance Sheet. A ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentives that are paid or are payable to the Company. Variable lease payments that depend on an index or rate such as the Consumer Price Index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis over the lease term as Occupancy expense in the Consolidated Income Statement.
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
Goodwill and other intangible assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. The Company may first elect to assess, through qualitative factors, whether it is more likely than not goodwill is impaired. If the qualitative assessment indicates potential impairment, a quantitative impairment test is performed. If, based on the quantitative test, a reporting unit's carrying amount exceeds its fair value, a goodwill impairment charge for this difference is recorded to current period earnings as non-interest expense.
The Company’s intangible assets consist of correspondent relationships, operating licenses, tradenames, core deposit intangibles, customer relationships, and developed technology assets that are being amortized over periods between five to 40 years.

The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the years ended December 31, 2024, 2023, or 2022.
Low income housing and renewable energy tax credits
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company accounts for its low income housing investments using the proportional amortization method, with the investment amortized through Income tax expense in proportion to the tax credits and other tax benefits received. Renewable energy projects are accounted for under the deferral method, whereby the investment tax credits are reflected as an immediate reduction in income taxes payable and the carrying value of the asset in the period that the investment tax credits are claimed. The deferred tax credits are amortized over the productive life of the underlying renewable energy projects and recognized as income. See "Note 17. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion.
The Company evaluates its interests in these entities to determine whether it has a variable interest and whether it is required to consolidate these entities. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. A VIE is broadly defined as an entity where either: 1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or 2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company is required to consolidate a VIE when it is determined to be the primary beneficiary of the VIE's operations.
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
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded as Income from bank owned life insurance in the Consolidated Income Statement. The face amount of the underlying life insurance policies totaled $2.1 billion and $452 million as of December 31, 2024 and 2023, respectively. There are no loans offset against the cash surrender values, and there are no restrictions as to the use of proceeds.
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

Stock compensation plans
The Company has an incentive plan that gives the BOD the authority to grant stock awards, consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Compensation expense on equity classified stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Forfeitures are estimated at the time of the award grant and revised in subsequent periods if actual forfeitures differ from those estimates.
The fair value of restricted stock and deferred stock unit awards is the market price of the Company’s stock on the date of grant. Certain stock awards, such as the Company's performance stock units, also have performance and market conditions that impact vesting. The fair value of the performance conditions component of these awards is based on the market price of the Company's stock on the date of the grant and the estimated number of shares expected to vest at the end of the performance period. The market-based condition is separately valued as of the grant date and is not subsequently revised based on actual performance. A Monte Carlo valuation model is used to determine the fair value of the market-based condition.
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
Preferred stock
The Company issued and has outstanding an aggregate of 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per Depositary Share (equivalent to $10,000 per share of Series A preferred stock). The Company's Series A preferred stock is perpetual preferred stock that is not subject to any mandatory redemption, resulting in classification as permanent equity. Dividends on preferred stock are recognized on the declaration date and are recorded as a reduction of retained earnings.
Treasury shares
The Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock and performance stock unit awards. Treasury shares are carried at cost.
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
The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction after the derivative contract is executed. At inception, the Company performs a quantitative assessment to determine whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retrospective effectiveness is assessed, as well as the continued expectation the hedge will remain effective prospectively. After the initial quantitative assessment is performed, on a quarterly basis, the Company performs ongoing qualitative or quantitative hedge effectiveness assessments, as determined at hedge inception. A qualitative assessment takes into consideration any adverse developments related to the counterparty's risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support an expectation the hedging relationship was and will continue to be highly effective. The Company discontinues hedge accounting prospectively when it is determined a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative instrument continues to be reported at fair value on the Consolidated Balance Sheet, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.
The Company uses interest rate contracts to mitigate interest-rate risk associated with changes to the fair value of certain fixed-rate financial instruments (fair value hedges). Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability attributable to the hedged risk, are recorded in the same line item as the offsetting loss or gain on the related interest rate contracts during the period of change. For loans, the gain or loss on the hedged item is included in interest income.
Derivative instruments not designated as hedges, referred to as economic hedges, are reported on the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change. The Company enters into commitments to purchase mortgage loans that will be held for sale. These loan commitments, described as IRLCs, qualify as derivative instruments, except those that are originated rather than purchased, and intended for HFI classification. Changes in fair value associated with changes in interest rates are economically hedged by utilizing forward sale commitments, interest rate futures, and interest rate swaps. These hedging instruments are typically entered into contemporaneously with IRLCs. Loans that have been or will be purchased or originated may be used to satisfy the Company's forward sale commitments. In addition, derivative financial instruments are also used to economically hedge the Company's MSR portfolio. Changes in the fair value of derivative financial instruments that hedge IRLCs and loans HFS are included in Net gain on loan origination and sale activities in the Consolidated Income Statement. Changes in the fair value of derivative financial instruments that hedge MSRs are included in Net loan servicing revenue in the Consolidated Income Statement.
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
Off-balance sheet instruments
In the ordinary course of business, the Company enters into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when funded. These off-balance sheet financial instruments impact, to varying degrees, elements of credit risk in excess of amounts recognized on the Consolidated Balance Sheet. Losses could be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and, in certain instances, may be unconditionally cancellable. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. As commitments may expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.

The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized on the Consolidated Balance Sheet at fair value and their notional values are carried off-balance sheet. See "Note 15. Derivatives and Hedging Activities" of these Notes to Consolidated Financial Statements for further discussion.
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
Fair value is a market-based measure considered from the perspective of a market participant who may purchase the asset or assume the liability, rather than an entity-specific measure. When market assumptions are available, ASC 820 requires the Company to consider the assumptions market participants would use to estimate the fair value of the financial instrument at the measurement date.
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2024 and 2023. The estimated fair value amounts for December 31, 2024 and 2023 have been measured as of period-end and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Investment securities
The fair values of U.S. Treasury and certain other debt securities as well as publicly traded CRA investments and exchange-listed common and preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
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
Loans HFS
Government-insured or guaranteed, agency-conforming, and certain non-agency loans HFS are salable into active markets. Accordingly, the fair value of these loans is based on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy.
The fair value of certain non-agency loans HFS as well as other loans that become nonsalable into active markets due to the identification of a defect is determined based on valuation techniques that utilize Level 3 inputs.
Loans HFI
The fair value of loans HFI is estimated based on a discounted cash flow methodology using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments the Company believes a market participant would consider in determining fair value based on a third-party independent valuation. As a result, the fair value for loans HFI is categorized as Level 3 in the fair value hierarchy.
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
Derivative financial instruments
All derivatives are recognized on the Consolidated Balance Sheet at fair value. The valuation methodologies used to estimate the fair value of derivative instruments varies by type. Interest rate contracts, foreign currency contracts, and forward purchase and sales contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market price, contracted selling price, or a market price equivalent. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for the pull-through rate. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience.
Deposits
The fair value for demand and savings deposits is by definition equal to the amount payable on demand at the reporting date (that is, their carrying amount), as these deposits do not have a contractual term. The carrying amount for variable rate deposit accounts approximates their fair value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies both market interest rates and rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of deposit liabilities is categorized as Level 2 in the fair value hierarchy.
FHLB advances and repurchase agreements
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The carrying value of FHLB advances and repurchase agreements approximate their fair values due to their floating rates and short durations or recent execution and have been categorized as Level 2 in the fair value hierarchy.
Credit linked notes
The fair value of credit linked notes is based on observable inputs, when available, and as such, credit linked notes are categorized as Level 2 liabilities.
Subordinated debt
The fair value of subordinated debt is based on the market rate for the respective subordinated debt security. Subordinated debt has been categorized as Level 2 in the fair value hierarchy.
Junior subordinated debt
Junior subordinated debt is valued based on a discounted cash flow model which uses the Treasury Bond rates and the 'BB' rated financial indexes as inputs. Junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.
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
Non-interest income amounts within the scope of ASC 606 include certain service charges and fees, debit and credit card interchange fees, and legal settlement services fees. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. The Company generally receives payment for its services during the period or at the time services are provided and, therefore, does not have material contract asset or liability balances at period end. Legal settlement service fees relate to payment services provided for the distribution of funds from legal settlements and are recognized upon transfer of funds to a claimant.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,350	$1	$(180)	$1,171
Private label residential MBS	176	—	(38)	138
Total HTM securities	$1,526	$1	$(218)	$1,309

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$6,225	$16	$(410)	$5,831
U.S. Treasury securities	4,385	1	(3)	4,383
Private label residential MBS	1,148	—	(201)	947
Tax-exempt	921	—	(76)	845
CLO	570	—	—	570
Commercial MBS issued by GSEs and GNMA	447	1	(11)	437
Corporate debt securities	407	—	(21)	386
Other	75	1	(7)	69
Total AFS debt securities	$14,178	$19	$(729)	$13,468

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,243	$1	$(140)	$1,104
Private label residential MBS	186	—	(39)	147
Total HTM securities	$1,429	$1	$(179)	$1,251

Available-for-sale debt securities
U.S. Treasury securities	$4,853	$1	$(1)	$4,853
Residential MBS issued by GSEs and GNMA	2,328	3	(359)	1,972
CLO	1,407	1	(9)	1,399
Private label residential MBS	1,320	1	(204)	1,117
Tax-exempt	925	—	(67)	858
Commercial MBS issued by GSEs and GNMA	531	8	(9)	530
Corporate debt securities	411	—	(44)	367
Other	74	4	(9)	69
Total AFS debt securities	$11,849	$18	$(702)	$11,165
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $117 million and $126 million at December 31, 2024 and 2023, respectively. Unrealized gains (losses) on equity securities of $5.1 million and $(1.3) million for the years ended December 31, 2024 and 2023, respectively, were recognized in earnings as a component of Fair value gain (loss) adjustments, net.
Securities with carrying amounts of approximately $4.0 billion and $7.7 billion at December 31, 2024 and 2023, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$18	$1,793	$392	$1,482	$410	$3,275
U.S. Treasury securities	3	2,185	—	—	3	2,185
Private label residential MBS	—	—	201	939	201	939
Tax-exempt	1	32	75	813	76	845
Corporate debt securities (1)	—	—	21	362	21	362
Commercial MBS issued by GSEs and GNMA	10	220	1	16	11	236
Other	2	32	5	25	7	57
Total AFS securities	$34	$4,262	$695	$3,637	$729	$7,899
(1)Includes securities with an ACL that have a fair value of $8 million and unrealized losses of $1 million.

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$1	$2,208	$—	$—	$1	$2,208
Residential MBS issued by GSEs and GNMA	3	174	356	1,551	359	1,725
Private label residential MBS	—	—	204	1,020	204	1,020
CLO	—	—	9	845	9	845
Tax-exempt	3	67	64	773	67	840
Corporate debt securities (1)	—	—	44	359	44	359
Commercial MBS issued by GSEs and GNMA	—	—	9	53	9	53
Other	—	—	9	54	9	54
Total AFS securities	$7	$2,449	$695	$4,655	$702	$7,104
(1)Includes securities with an ACL that have a fair value of $54 million and unrealized losses of $8 million.
The total number of AFS debt securities in an unrealized loss position at December 31, 2024 is 796, compared to 708 at December 31, 2023.
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
The Company performed a targeted impairment analysis on its AFS debt securities issued by regional banks held in its corporate debt securities portfolio. The Company considered the issuers' credit ratings, probability of default, and other factors. As a result of the analysis, a $1.0 million recovery of credit losses was recognized during the year ended December 31, 2024, compared to an $18.5 million provision of credit losses during the year ended December 31, 2023. The provision for credit losses for the year ended December 31, 2023 included recognition of a $17.1 million charge-off for one debt security issued by a regional bank that was sold. The Company does not intend to sell and it is more likely than not the Company will not be required to sell the remainder of these regional bank debt securities prior to their anticipated recovery, therefore, no additional credit losses on the Company's remaining portfolio have been recognized during the year ended December 31, 2024.
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
The following tables present a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Year Ended December 31, 2024
	Balance, December 31, 2023	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2024
	(in millions)
Available-for-sale securities
Corporate debt securities	$1.4	$(1.0)	$—	$—	$0.4

	Year Ended December 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance December 31, 2023
	(in millions)
Available-for-sale securities
Corporate debt securities	$—	$18.5	$(17.1)	$—	$1.4
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.

The following tables present a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Year Ended December 31, 2024
	Balance, December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2024
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$7.8	$8.6	$—	$—	$16.4

	Year Ended December 31, 2023
	Balance, December 31, 2022	Provision for Credit Losses	Charge-offs	Recoveries	Balance December 31, 2023
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$5.2	$2.6	$—	$—	$7.8
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM securities totaled $5 million at December 31, 2024 and 2023, and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2024 and 2023, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	December 31, 2024
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,350	$1,350
Private label residential MBS	—	—	—	—	—	—	176	176
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,526	$1,526

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$5,831	$—	$—	$—	$—	$—	$5,831
U.S. Treasury securities	—	4,383	—	—	—	—	—	4,383
Private label residential MBS	921	—	26	—	—	—	—	947
Tax-exempt	9	19	348	375	—	—	94	845
CLO	50	—	465	55	—	—	—	570
Commercial MBS issued by GSEs and GNMA	—	437	—	—	—	—	—	437
Corporate debt securities	—	—	—	78	226	82	—	386
Other	—	1	8	2	40	1	17	69
Total AFS securities (1)	$980	$10,671	$847	$510	$266	$83	$111	$13,468

Equity securities
Preferred stock	$—	$—	$—	$—	$50	$29	$12	$91
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$50	$29	$12	$117
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2023
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,243	$1,243
Private label residential MBS	—	—	—	—	—	—	186	186
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,429	$1,429

Available-for-sale debt securities
U.S. Treasury securities	$—	$4,853	$—	$—	$—	$—	$—	$4,853
Residential MBS issued by GSEs and GNMA	—	1,972	—	—	—	—	—	1,972
CLO	79	—	1,265	55	—	—	—	1,399
Private label residential MBS	1,090	—	26	—	—	1	—	1,117
Tax-exempt	9	16	361	386	—	—	86	858
Commercial MBS issued by GSEs and GNMA	—	530	—	—	—	—	—	530
Corporate debt securities	—	—	—	76	211	80	—	367
Other	—	—	9	11	28	4	17	69
Total AFS securities (1)	$1,178	$7,371	$1,661	$528	$239	$85	$103	$11,165

Equity securities
Preferred stock	$—	$—	$—	$—	$54	$35	$11	$100
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$54	$35	$11	$126
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2024, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of December 31, 2024, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2024
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$35	$35
After one year through five years	9	9
After five years through ten years	117	105
After ten years	1,189	1,022
Mortgage-backed securities	176	138
Total HTM securities	$1,526	$1,309

Available-for-sale
Due in one year or less	$4,404	$4,402
After one year through five years	172	167
After five years through ten years	548	531
After ten years	1,234	1,153
Mortgage-backed securities	7,820	7,215
Total AFS securities	$14,178	$13,468

The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Available-for-sale securities
Gross gains	$19.6	$4.0	$7.5
Gross losses	(2.2)	(44.4)	(0.2)
Net gain (loss) on AFS securities	$17.4	$(40.4)	$7.3

Equity securities
Gross gains	$—	$—	$—
Gross losses	—	(0.4)	(0.5)
Net loss on equity securities	$—	$(0.4)	$(0.5)
During the years ended December 31, 2024, 2023, and 2022, the Company sold AFS securities with a carrying value of $4.5 billion, $1.6 billion and $170 million, respectively, and recognized a net gain (loss) of $17.4 million, $(40.4) million, and $7.3 million, respectively. During the year ended December 31, 2024, U.S. Treasury securities and MBS were sold to secure gains, while CLOs were sold as part of the Company's efforts to shift the investment portfolio mix toward high quality liquid assets. During the year ended December 31, 2023, losses on AFS securities sales related primarily to sales of CLO securities that were executed as part of the Company's balance sheet repositioning strategy. Lastly, during the year ended December 31, 2022, AFS securities sales were largely related to the Company's interest rate management actions to secure gains on tax-exempt municipal securities that were purchased at a discount at the onset of the pandemic.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans primarily through its AmeriHome mortgage banking business channel that are held for sale or securitization.
The following is a summary of loans HFS by type:

	December 31,
	2024	2023
	(in millions)
Government-insured or guaranteed:
EBO (1)	$—	$2
Non-EBO	764	498
Total government-insured or guaranteed	764	500
Agency-conforming	1,502	899
Non-agency	20	3
Total loans HFS	$2,286	$1,402
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Year Ended December 31,
	2024	2023
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$922.8	$864.5
Net proceeds from sale of loans (1)	(820.0)	(785.6)
Provision for and change in estimate of liability for losses under representations and warranties, net	5.0	5.2
Change in fair value	(17.0)	15.0
Change in fair value of derivatives:
Unrealized gain (loss) on derivatives	61.4	(18.4)
Realized (loss) gain on derivatives	(3.3)	55.4
Total change in fair value of derivatives	58.1	37.0
Net gain on residential mortgage loans HFS	$148.9	$136.1
Loan acquisition and origination fees	57.4	57.4
Net gain on loan origination and sale activities	$206.3	$193.5
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	December 31,
	2024	2023
	(in millions)
Warehouse lending	$8,207	$6,618
Municipal & nonprofit	1,620	1,554
Tech & innovation	3,383	2,808
Equity fund resources	884	845
Other commercial and industrial	9,175	7,452
CRE - owner occupied	1,675	1,658
Hotel franchise finance	3,815	3,855
Other CRE - non-owner occupied	6,342	5,974
Residential	12,961	13,287
Residential - EBO	972	1,223
Construction and land development	4,468	4,862
Other	174	161
Total loans HFI	53,676	50,297
Allowance for credit losses	(374)	(337)
Total loans HFI, net of allowance	$53,302	$49,960
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $106 million and $108 million reduced the carrying value of loans as of December 31, 2024 and 2023, respectively. Net unamortized purchase premiums on acquired and purchased loans of $175 million and $177 million increased the carrying value of loans as of December 31, 2024 and 2023, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—
Tech & innovation	3	57	60	—
Equity fund resources	—	1	1	—
Other commercial and industrial	11	6	17	—
CRE - owner occupied	5	—	5	—
Other CRE - non-owner occupied	172	71	243	—
Residential	—	88	88	—
Residential - EBO	—	—	—	326
Construction and land development	55	1	56	—
Other	1	—	1	—
Total	$247	$229	$476	$326
Loans contractually delinquent by 90 days or more and still accruing totaled $326 million at December 31, 2024 and consisted of government guaranteed EBO residential loans.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $99 million at December 31, 2024.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $24.5 million, $12.3 million, and $4.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following tables present an aging analysis of past due loans by loan portfolio segment:

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Warehouse lending	$8,207	$—	$—	$—	$—	$—	$8,207
Municipal & nonprofit	1,615	—	—	—	—	5	1,620
Tech & innovation	3,320	3	—	—	3	60	3,383
Equity fund resources	883	—	—	—	—	1	884
Other commercial and industrial	9,157	1	—	—	1	17	9,175
CRE - owner occupied	1,670	—	—	—	—	5	1,675
Hotel franchise finance	3,785	—	30	—	30	—	3,815
Other CRE - non-owner occupied	6,097	—	2	—	2	243	6,342
Residential	12,818	45	10	—	55	88	12,961
Residential - EBO	463	107	76	326	509	—	972
Construction and land development	4,412	—	—	—	—	56	4,468
Other	172	1	—	—	1	1	174
Total loans	$52,599	$157	$118	$326	$601	$476	$53,676

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Warehouse lending	$6,618	$—	$—	$—	$—	$—	$6,618
Municipal & nonprofit	1,548	—	—	—	—	6	1,554
Tech & innovation	2,775	—	—	—	—	33	2,808
Equity fund resources	845	—	—	—	—	—	845
Other commercial and industrial	7,386	13	—	—	13	53	7,452
CRE - owner occupied	1,618	—	31	—	31	9	1,658
Hotel franchise finance	3,824	15	16	—	31	—	3,855
Other CRE - non-owner occupied	5,891	—	—	—	—	83	5,974
Residential	13,129	68	20	—	88	70	13,287
Residential - EBO	545	173	106	399	678	—	1,223
Construction and land development	4,801	—	—	42	42	19	4,862
Other	160	1	—	—	1	—	161
Total loans	$49,140	$270	$173	$441	$884	$273	$50,297

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Warehouse lending
Pass	$205	$545	$264	$—	$278	$—	$6,915	$8,207
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$205	$545	$264	$—	$278	$—	$6,915	$8,207
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$175	$89	$195	$144	$160	$833	$1	$1,597
Special mention	—	—	7	—	11	—	—	18
Classified	—	—	—	—	—	5	—	5
Total	$175	$89	$202	$144	$171	$838	$1	$1,620
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$1,378	$475	$301	$89	$—	$61	$903	$3,207
Special mention	26	15	16	11	—	—	7	75
Classified	30	7	45	3	—	—	16	101
Total	$1,434	$497	$362	$103	$—	$61	$926	$3,383
Current period gross charge-offs	$1.2	$1.5	$19.1	$—	$3.6	$—	$3.2	$28.6

Equity fund resources
Pass	$6	$78	$24	$32	$2	$—	$741	$883
Special mention	—	—	—	—	—	—	—	—
Classified	1	—	—	—	—	—	—	1
Total	$7	$78	$24	$32	$2	$—	$741	$884
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$2,217	$973	$801	$324	$75	$155	$4,456	$9,001
Special mention	1	—	38	1	—	—	3	43
Classified	11	86	10	18	2	4	—	131
Total	$2,229	$1,059	$849	$343	$77	$159	$4,459	$9,175
Current period gross charge-offs	$—	$0.2	$1.0	$4.7	$—	$0.3	$1.1	$7.3

CRE - owner occupied
Pass	$231	$159	$323	$298	$146	$465	$29	$1,651
Special mention	2	—	1	1	—	1	—	5
Classified	—	—	12	3	—	4	—	19
Total	$233	$159	$336	$302	$146	$470	$29	$1,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$0.3	$—	$0.3

Hotel franchise finance
Pass	$1,036	$522	$1,204	$405	$33	$342	$132	$3,674
Special mention	98	—	14	—	—	—	—	112
Classified	—	—	29	—	—	—	—	29
Total	$1,134	$522	$1,247	$405	$33	$342	$132	$3,815
Current period gross charge-offs	$—	$—	$—	$1.4	$—	$1.5	$—	$2.9

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Other CRE - non-owner occupied
Pass	$1,056	$1,388	$1,589	$557	$250	$264	$588	$5,692
Special mention	75	—	59	—	2	2	—	138
Classified	34	244	173	48	12	1	—	512
Total	$1,165	$1,632	$1,821	$605	$264	$267	$588	$6,342
Current period gross charge-offs	$—	$21.8	$9.5	$22.7	$—	$—	$—	$54.0

Residential
Pass	$659	$231	$3,331	$7,519	$762	$421	$28	$12,951
Special mention	—	—	—	—	—	—	—	—
Classified	—	2	41	33	4	8	—	88
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$659	$233	$3,372	$7,552	$766	$429	$28	$12,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$15	$12	$200	$447	$297	$—	$972
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$15	$12	$200	$447	$297	$—	$972
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$798	$525	$1,526	$62	$2	$—	$1,487	$4,400
Special mention	—	—	—	—	—	—	—	—
Classified	—	38	30	—	—	—	—	68
Total	$798	$563	$1,556	$62	$2	$—	$1,487	$4,468
Current period gross charge-offs	$—	$—	$1.5	$—	$—	$—	$—	$1.5

Other
Pass	$24	$—	$8	$2	$13	$72	$52	$171
Special mention	—	—	—	—	—	1	—	1
Classified	1	—	—	—	—	1	—	2
Total	$25	$—	$8	$2	$13	$74	$52	$174
Current period gross charge-offs	$—	$—	$—	$—	$—	$0.6	$0.1	$0.7

Total by Risk Category
Pass	$7,786	$5,000	$9,578	$9,632	$2,168	$2,910	$15,332	$52,406
Special mention	202	15	135	13	13	4	10	392
Classified	77	377	340	105	18	23	16	956
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$8,065	$5,392	$10,053	$9,750	$2,199	$2,937	$15,358	$53,676
Current period gross charge-offs	$1.2	$23.5	$31.1	$28.8	$3.6	$2.7	$4.4	$95.3

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Warehouse lending
Pass	$582	$323	$7	$289	$—	$—	$5,391	$6,592
Special mention	—	—	—	—	—	—	26	26
Classified	—	—	—	—	—	—	—	—
Total	$582	$323	$7	$289	$—	$—	$5,417	$6,618
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$102	$167	$176	$169	$68	$848	$—	$1,530
Special mention	—	7	—	11	—	—	—	18
Classified	—	—	—	—	6	—	—	6
Total	$102	$174	$176	$180	$74	$848	$—	$1,554
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$758	$774	$206	$22	$66	$38	$816	$2,680
Special mention	5	30	12	—	—	—	1	48
Classified	15	52	1	5	—	—	7	80
Total	$778	$856	$219	$27	$66	$38	$824	$2,808
Current period gross charge-offs	$1.7	$1.1	$0.6	$3.5	$—	$—	$—	$6.9

Equity fund resources
Pass	$154	$62	$21	$3	$1	$—	$604	$845
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$154	$62	$21	$3	$1	$—	$604	$845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,610	$1,454	$559	$185	$77	$196	$3,186	$7,267
Special mention	90	1	1	—	—	—	1	93
Classified	1	25	59	2	4	—	1	92
Total	$1,701	$1,480	$619	$187	$81	$196	$3,188	$7,452
Current period gross charge-offs	$0.8	$3.4	$13.2	$3.9	$0.3	$0.2	$0.9	$22.7

CRE - owner occupied
Pass	$165	$344	$322	$163	$132	$444	$40	$1,610
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	4	1	1	38	—	47
Total	$167	$345	$326	$164	$133	$483	$40	$1,658
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$593	$1,535	$566	$95	$419	$165	$132	$3,505
Special mention	34	—	66	—	35	68	—	203
Classified	24	8	48	—	43	24	—	147
Total	$651	$1,543	$680	$95	$497	$257	$132	$3,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other CRE - non-owner occupied
Pass	$1,832	$1,784	$754	$457	$166	$206	$387	$5,586
Special mention	164	—	16	43	28	—	—	251
Classified	28	—	93	1	14	1	—	137
Total	$2,024	$1,784	$863	$501	$208	$207	$387	$5,974
Current period gross charge-offs	$—	$—	$5.1	$—	$—	$0.1	$—	$5.2

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior
	(in millions)
Residential
Pass	$324	$3,573	$7,985	$819	$270	$207	$20	$13,198
Special mention	—	—	—	—	—	—	—	—
Classified	1	26	33	4	4	2	—	70
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$325	$3,599	$8,018	$823	$274	$209	$20	$13,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$2	$8	$227	$534	$231	$221	$—	$1,223
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$8	$227	$534	$231	$221	$—	$1,223
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$1,013	$2,231	$385	$10	$—	$—	$1,151	$4,790
Special mention	—	—	—	—	—	—	—	—
Classified	1	19	—	52	—	—	—	72
Total	$1,014	$2,250	$385	$62	$—	$—	$1,151	$4,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$4	$10	$3	$11	$3	$62	$66	$159
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	1	—	1
Total	$4	$10	$3	$11	$3	$64	$66	$161
Current period gross charge-offs	$—	$0.2	$—	$—	$—	$0.2	$—	$0.4

Total by Risk Category
Pass	$7,139	$12,265	$11,211	$2,757	$1,433	$2,387	$11,793	$48,985
Special mention	293	38	95	54	63	70	28	641
Classified	72	131	238	65	72	66	8	652
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	19
Total	$7,504	$12,434	$11,544	$2,876	$1,568	$2,523	$11,829	$50,297
Current period gross charge-offs	$2.5	$4.7	$18.9	$7.4	$0.3	$0.5	$0.9	$35.2

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at December 31, 2024
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$—	$5	$1	$41	$47	1.4%
Other commercial and industrial	—	7	—	86	93	1.0
Other CRE - non-owner occupied	—	46	—	111	157	2.5
Total	$—	$58	$1	$238	$297	0.6%

	Amortized Cost Basis at December 31, 2023
	Payment Delay and Term Extension	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$1	$6	$—	$8	$15	0.5%
Other commercial and industrial	—	23	—	8	31	0.4
CRE - owner occupied	—	3	—	—	3	0.2
Hotel franchise finance	—	37	—	—	37	1.0
Other CRE - non-owner occupied	—	119	—	—	119	2.0
Residential	—	—	—	1	1	0.0
Total	$1	$188	$—	$17	$206	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of December 31, 2024, modified loans of $128 million were current with contractual payments and $169 million were on nonaccrual status. As of December 31, 2023, modified loans of $95 million were current with contractual payments and $111 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the years ended December 31, 2024 and 2023, the Company completed modifications of EBO loans with an amortized cost of $366 million and $225 million, respectively. These modifications were largely payment delays and term extensions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31,
	2024			2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—	$6	$6
Tech & innovation	—	5	5	—	—	—
Other commercial and industrial	—	11	11	—	29	29
CRE - owner occupied	16	—	16	43	—	43
Hotel franchise finance	29	—	29	104	—	104
Other CRE - non-owner occupied	474	—	474	136	—	136
Construction and land development	67	—	67	71	—	71
Total	$586	$21	$607	$354	$35	$389

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the year ended December 31, 2024.
Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of December 31, 2024.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Year Ended December 31, 2024
	Balance, December 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2024
	(in millions)
Warehouse lending	$5.8	$0.6	$—	$—	$6.4
Municipal & nonprofit	14.7	—	—	—	14.7
Tech & innovation	42.1	42.3	28.6	(0.1)	55.9
Equity fund resources	1.3	0.3	—	—	1.6
Other commercial and industrial	81.4	2.7	7.3	(1.0)	77.8
CRE - owner occupied	6.0	(2.4)	0.3	(0.1)	3.4
Hotel franchise finance	33.4	4.1	2.9	(0.7)	35.3
Other CRE - non-owner occupied	96.0	92.4	54.0	—	134.4
Residential	23.1	(3.4)	—	—	19.7
Residential - EBO	—	—	—	—	—
Construction and land development	30.4	(7.6)	1.5	—	21.3
Other	2.5	1.4	0.7	(0.1)	3.3
Total	$336.7	$130.4	$95.3	$(2.0)	$373.8

	Year Ended December 31, 2023
	Balance, December 31, 2022	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2023
	(in millions)
Warehouse lending	$8.4	$(2.6)	$—	$—	$5.8
Municipal & nonprofit	15.9	(1.2)	—	—	14.7
Tech & innovation	30.8	18.2	6.9	—	42.1
Equity fund resources	6.4	(5.1)	—	—	1.3
Other commercial and industrial	85.9	13.2	22.7	(5.0)	81.4
CRE - owner occupied	7.1	(1.1)	—	—	6.0
Hotel franchise finance	46.9	(13.5)	—	—	33.4
Other CRE - non-owner occupied	47.4	53.8	5.2	—	96.0
Residential	30.4	(7.4)	—	(0.1)	23.1
Residential - EBO	—	—	—	—	—
Construction and land development	27.4	3.0	—	—	30.4
Other	3.1	(0.4)	0.4	(0.2)	2.5
Total	$309.7	$56.9	$35.2	$(5.3)	$336.7
Accrued interest receivable of $272 million and $281 million at December 31, 2024 and 2023, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $1 million and $4 million as of December 31, 2024 and 2023, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Year Ended December 31,
	2024	2023
	(in millions)
Balance, beginning of period	$31.6	$47.0
Provision for (recovery of) credit losses	7.9	(15.4)
Balance, end of period	$39.5	$31.6
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	December 31, 2024
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$8,207	$—	$8,207	$6.4	$—	$6.4
Municipal & nonprofit	1,615	5	1,620	14.1	0.6	14.7
Tech & innovation	3,283	100	3,383	33.6	22.3	55.9
Equity fund resources	884	—	884	1.6	—	1.6
Other commercial and industrial	9,047	128	9,175	75.5	2.3	77.8
CRE - owner occupied	1,658	17	1,675	3.4	—	3.4
Hotel franchise finance	3,786	29	3,815	35.3	—	35.3
Other CRE - non-owner occupied	5,830	512	6,342	90.3	44.1	134.4
Residential	12,961	—	12,961	19.7	—	19.7
Residential EBO	972	—	972	—	—	—
Construction and land development	4,401	67	4,468	21.3	—	21.3
Other	173	1	174	3.3	—	3.3
Total	$52,817	$859	$53,676	$304.5	$69.3	$373.8

	December 31, 2023
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$6,618	$—	$6,618	$5.8	$—	$5.8
Municipal & nonprofit	1,548	6	1,554	13.7	1.0	14.7
Tech & innovation	2,729	79	2,808	38.3	3.8	42.1
Equity fund resources	845	—	845	1.3	—	1.3
Other commercial and industrial	7,362	90	7,452	64.6	16.8	81.4
CRE - owner occupied	1,613	45	1,658	6.0	—	6.0
Hotel franchise finance	3,708	147	3,855	33.4	—	33.4
Other CRE - non-owner occupied	5,838	136	5,974	96.0	—	96.0
Residential	13,287	—	13,287	23.1	—	23.1
Residential EBO	1,223	—	1,223	—	—	—
Construction and land development	4,791	71	4,862	30.4	—	30.4
Other	161	—	161	2.5	—	2.5
Total	$49,723	$574	$50,297	$315.1	$21.6	$336.7

Loan Purchases and Sales
Loan purchases during the years ended December 31, 2024 and 2023 totaled $1.7 billion and $1.6 billion, respectively, which primarily consisted of commercial and industrial and residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the years ended December 31, 2024 and 2023.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or completion of a loan modification and have demonstrated sustained performance for a period of time. The Company repurchased $385 million of such EBO loans during the year ended December 31, 2024. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the year ended December 31, 2024, the Company sold loans with a carrying value of approximately $729 million. The Company recognized charge-offs totaling $3.4 million and a net loss of $6.6 million on these loan sales. As part of the Company's balance sheet repositioning efforts, during the year ended December 31, 2023, loans with a carrying value of approximately $7.9 billion were transferred to HFS. A net loss of $123.4 million was recognized related to these transfers and any subsequent loan sales. Of the loans transferred to HFS, $4.9 billion were disposed of and approximately $2.4 billion were returned to HFI.
5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Year Ended December 31,
	2024	2023
	(in millions)
Balance, beginning of period	$1,124	$1,148
Additions from loans sold with servicing rights retained	923	865
Carrying value of MSRs sold	(905)	(800)
Change in fair value	144	11
Mark to market adjustments	—	4
Realization of cash flows	(159)	(104)
Balance, end of period	$1,127	$1,124

Unpaid principal balance of mortgage loans serviced for others	$61,089	$68,647
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the year ended December 31, 2024, the Company recognized a net gain of $8.5 million on MSR sales. The UPB of loans underlying these sales totaled $56.2 billion for the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized a net loss of $9.1 million on MSR sales. The UPB of loans underlying these sales totaled $60.1 billion for the year ended December 31, 2023. As of December 31, 2024 and 2023, the Company had a remaining receivable balance of $37 million and $41 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $254.2 million and $233.7 million for the years ended December 31, 2024 and 2023, respectively, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of December 31, 2024 and 2023, net servicing advances totaled $84 million and $87 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.
The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in the below inputs that are used to determine fair value:

December 31, 2024
(in millions)
Fair value of mortgage servicing rights	$1,127
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(64)
Favorable change	49
Option adjusted spread change of 50 basis points
Increase	(25)
Decrease	26
Conditional prepayment rate change of 1%
Increase	(30)
Decrease	33
Cost to service change of 10%
Increase	(13)
Decrease	13
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
6. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2024	2023
	(in millions)
Bank premises	$96	$96
Construction in progress	62	82
Furniture, fixtures, and equipment	125	108
Land and improvements	32	32
Leasehold improvements	98	85
Software	225	142
Total	638	545
Accumulated depreciation and amortization	(277)	(206)
Premises and equipment, net	$361	$339
Depreciation and amortization expense totaled $71.0 million, $49.5 million, and $31.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
7. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. At December 31, 2024 and 2023, the Company had a repossessed asset balance of $52 million and $8 million, respectively, net of a valuation allowance of $5 million and $4 million, respectively.
The majority of the repossessed asset balance at December 31, 2024 related to a single office property. The Company held five properties at December 31, 2024 and 2023.

8. LEASES
The Company has operating leases under which it leases its branch offices, corporate headquarters, and other offices. As of December 31, 2024, and 2023, the Company's operating lease ROU asset totaled $128 million and $145 million, respectively, and operating lease liability totaled $159 million and $179 million, respectively. A weighted average discount rate of 3.08%, 2.96%, and 2.81% was used in the measurement of the ROU asset and lease liability as of December 31, 2024, 2023, and 2022 respectively.
The Company's leases have remaining lease terms of one to nine years, with a weighted average lease term of 5.9 years, 6.6 years, and 7.4 years at December 31, 2024, 2023, and 2022, respectively. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. The Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of December 31, 2024.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2024:

(in millions)
2025	$32
2026	30
2027	28
2028	27
2029	25
Thereafter	33
Total lease payments	$175
Less: imputed interest	16
Total present value of lease liabilities	$159
The Company has no additional operating leases that will commence within the next 12 months.
Total operating lease costs of $28.8 million and other lease costs of $6.0 million, which include common area maintenance, parking, and taxes during the year ended December 31, 2024, were included as part of Occupancy expense in the Consolidated Income Statement. For the year ended December 31, 2023, operating lease costs and other lease costs totaled $28.8 million and $4.9 million, respectively, and for the year ended December 31, 2022, totaled $25.4 million and $4.0 million, respectively. Short-term lease costs were not material for the years ended December 31, 2024, 2023, and 2022.
The below table shows the supplemental cash flow information related to the Company's operating leases:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$31.6	$19.3	$15.1
Right-of-use assets obtained in exchange for new operating lease liabilities	6.4	6.3	51.6
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
During the years ended December 31, 2024 and 2022, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. During the year ended December 31, 2023, due to the industry disruption from the bank failures in early 2023, the Company performed an interim Step 0 goodwill impairment assessment as of each interim quarter end date. The Step 0 assessment included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. As of each interim assessment date, management concluded that the long-term financial performance of the Company was not significantly altered as a result of these events or circumstances. Accordingly, it was determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values as of each interim assessment date.

For the Company's annual goodwill impairment assessment as of October 1, 2024 and 2023, the Company elected to perform a Step 1 assessment. The Step 1 assessment employed income and a market approaches in determining the fair value of the Company’s reporting units. The income approach utilized the reporting unit's forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit's estimated cost of equity as the discount rate to estimate value. Forecasted cash flows included estimates of earnings projections, growth, and credit loss expectations. The market approach relied upon valuation multiples derived from stock prices and enterprise values of publicly traded companies and also incorporated a control premium to develop an estimate of value. As of October 1, 2022, the Company performed a qualitative goodwill impairment assessment. Based on the analyses performed, the Company determined the fair value of the Company and its reporting units exceeded their respective carrying values and therefore, goodwill impairment charges were not recorded during the years ended December 31, 2024, 2023 and 2022.
In addition, the Company's annual intangibles impairment assessment as of October 1, 2024, 2023 and 2022 indicated intangible assets were not impaired. Therefore, no impairment charges related to the Company's intangible assets were recorded during the years ended December 31, 2024, 2023 and 2022.
Below is a summary of the Company's goodwill by reporting unit:

	December 31,
	2024	2023
	(in millions)
Commercial banking (1)	$290	$290
Mortgage banking (2)	200	200
Legal banking (3)	37	37
Total	$527	$527
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
The following is a summary of the Company's acquired intangible assets:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$13	$1	$14	$12	$2
Correspondent customer relationships	76	14	62	76	10	66
Customer relationships	18	9	9	18	6	12
Developed technology	4	2	2	4	2	2
Operating licenses	56	6	50	56	4	52
Trade names	10	2	8	10	2	8
Total intangible assets subject to amortization	$178	$46	$132	$178	$36	$142
As of December 31, 2024, the Company's intangible assets had a weighted average estimated useful life of 23.2 years. Amortization expense recognized on amortizable intangibles totaled $10.5 million, $10.5 million, and $10.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Below is a summary of future estimated aggregate amortization expense as of December 31, 2024:

(in millions)
2025	$10
2026	9
2027	8
2028	8
2029	6
Thereafter	91
Total	$132
10. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2024	2023
	(in millions)
Non-interest bearing deposits	$18,846	$14,520
Interest Bearing:
Demand accounts	15,878	15,916
Savings and money market accounts	21,208	14,791
Time certificates of deposit ($250,000 or more)	1,640	1,478
Other time deposits (1)	8,769	8,628
Total deposits	$66,341	$55,333
(1)    Retail brokered time deposits over $250,000 of $5.6 billion and $5.8 billion as of December 31, 2024 and 2023, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
The summary of the contractual maturities for all time deposits as of December 31, 2024 is as follows:

(in millions)
2025	$9,861
2026	535
2027	10
2028	1
Thereafter	2
Total	$10,409
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At December 31, 2024 and 2023, the Company held wholesale brokered deposits of $6.9 billion and $6.6 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At December 31, 2024, the Company had $14.0 billion of reciprocal deposits, compared to $13.3 billion at December 31, 2023.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $20.7 billion and $17.8 billion at December 31, 2024 and 2023, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs included $668.7 million, $422.5 million, and $162.8 million in deposit related costs on these deposits for the years ended December 31, 2024, 2023, and 2022, respectively.

11. OTHER BORROWINGS
The following table summarizes the Company’s borrowings by type:

	December 31,
	2024	2023
	(in millions)
Short-Term:
Federal funds purchased	$—	$175
FHLB advances	3,100	6,200
Repurchase agreements	14	382
Secured borrowings	37	27
Total short-term borrowings	$3,151	$6,784
Long-Term:
FHLB advances	2,000	—
Credit linked notes, net	422	446
Total long-term borrowings	$2,422	$446

Total other borrowings	$5,573	$7,230
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains overnight federal fund lines of credit, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. There were no outstanding borrowings on federal fund lines of credit as of December 31, 2024.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged at the time of the borrowing, generally consisting of investment securities and loans. As of December 31, 2024 and 2023, the Company had additional available credit with the FHLB of approximately $8.7 billion and $6.1 billion, respectively. The weighted average rate on FHLB advances was 4.77% and 5.67% as of December 31, 2024 and 2023, respectively.
Total available credit with the FRB was $12.4 billion and $16.7 billion as of December 31, 2024 and 2023, respectively, of which no amounts were drawn.
In March 2023, the FRB established the Bank Term Funding Program which offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. The Company had no outstanding borrowings under this program as of December 31, 2024 and 2023.
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
As of December 31, 2024, the Company had access to approximately $2.3 billion in uncommitted warehouse funding, of which no amounts were drawn. As of December 31, 2023, there were $376 million warehouse borrowings outstanding at a weighted average borrowing rate of 6.72%.
Other repurchase facilities included overnight customer repurchase agreements, which had a total carrying value of $14 million and $6 million as of December 31, 2024 and 2023, respectively.

Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.30% and 6.10% as of December 31, 2024 and 2023, respectively.
Long-Term Borrowings
FHLB Advances
During the year ended December 31, 2024, the Company entered into long-term advances with the FHLB totaling $2.0 billion, with a 15-month term. The interest rates on these advances are tied to the daily SOFR rate plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest and, after three months from the inception date of the advances, will not be subject to a prepayment penalty. The agreements include a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advances. The weighted average rate on these long-term FHLB advances was 4.85% as of December 31, 2024.
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
The Company's outstanding credit linked note issuances are detailed in the tables below:

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$84	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	170	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	180	2
Total				$434	$7

December 31, 2023
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$90	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	179	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	191	3
Total				$460	$8
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.7 billion and $1.8 billion as of December 31, 2024 and 2023, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.4 billion and $3.6 billion as of December 31, 2024 and 2023, respectively.
(3)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.5 billion and $3.8 billion as of December 31, 2024 and 2023, respectively.
The Company also had credit linked notes that effectively transferred the risk of first losses on certain pools of the Company’s warehouse and equity fund resource loans to the purchasers of these notes. During the year ended December 31, 2023, the Company recognized a gain on extinguishment of debt of $13.4 million related to the payoff of these credit linked notes.
AmeriHome Senior Notes
Prior to the Company's acquisition of AmeriHome, in October 2020, AmeriHome issued senior notes with an aggregate principal amount of $300 million, maturing on October 26, 2028. The Company paid off these notes during the year ended December 31, 2023 and recognized a gain on extinguishment of debt of $39.3 million related to the payoff.

12. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

December 31, 2024
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
The carrying value of all subordinated debt issuances totaled $820 million and $818 million at December 31, 2024 and 2023, respectively.
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
The carrying value of junior subordinated debt was $79 million and $77 million as of December 31, 2024 and 2023, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of December 31, 2024 and 2023 was 6.90% and 7.93%, respectively.
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

13. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 14.6 million in stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock awards available for grant at December 31, 2024 totaled 4.3 million.
Restricted stock awards granted to employees generally vest over a three-year period and stock grants made to non-employee WAL directors generally vest over one year. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the year ended December 31, 2024, the Company recognized $40.2 million in stock-based compensation expense related to these stock grants, compared to $32.7 million and $28.7 million for the years ended December 31, 2023 and 2022, respectively.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions, except per share amounts)
Balance, beginning of period	1.1	$83.19	0.9	$84.16
Granted	0.8	62.03	0.6	72.32
Vested	(0.3)	87.97	(0.3)	65.59
Forfeited	(0.2)	71.09	(0.1)	82.46
Balance, end of period	1.4	$71.95	1.1	$83.19
The total weighted average grant date fair value of all restricted stock awards granted during the years ended December 31, 2024, 2023, and 2022 was $47.2 million, $45.5 million, and $42.8 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2024, 2023, and 2022 was $19.9 million, $22.9 million, and $35.8 million, respectively.
As of December 31, 2024, there was $36.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. For the 2024 award, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, and relative TSR performance. For the 2023 and 2022 awards, the performance measures are based on achievement of a specified cumulative EPS target and a TSR performance factor. The number of shares issued will vary based on the performance measures that are achieved. For the year ended December 31, 2024, the Company recognized $4.2 million in stock-based compensation expense related to these performance stock units, compared to $1.6 million and $11.1 million during the years ended December 31, 2023 and 2022, respectively.
The three-year performance period for the 2022 grant ended on December 31, 2024. The Company did not meet the cumulative EPS and TSR performance measure for the performance period. As a result, no shares became fully vested.
The three-year performance period for the 2021 grant ended on December 31, 2023, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares vested at 168% of the target award under the terms of the grant. As a result, 129,942 shares became fully vested and were distributed to executive management in the first quarter of 2024.

The three-year performance period for the 2020 grant ended on December 31, 2022, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares vested at 180% of the target award under the terms of the grant. As a result, 157,784 shares became fully vested and were distributed to executive management in the first quarter of 2023.
Cash Settled Restricted Stock Units
During the year ended December 31, 2024, the Company began granting cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the year ended December 31, 2024, the Company recognized compensation expense of $1.3 million related to these awards. There were no such units outstanding during the years ended December 31, 2023 and 2022.
Deferred Stock Units
During the year ended December 31, 2024, the Company began granting deferred stock unit awards to certain members of its management team, which are intended to provide supplemental executive retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards granted during the year ended December 31, 2024 totaled $5.7 million. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the year ended December 31, 2024, the Company recognized $3.3 million in stock-based compensation expense related to these stock grants. There were no such units outstanding during the years ended December 31, 2023 and 2022.
Preferred Stock
The Company issued and has outstanding 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, Series A, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). During each of the years ended December 31, 2024, 2023, and 2022, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $12.8 million.
Common Stock Issuances
Pursuant to ATM Distribution Agreement
The Company had a distribution agency agreement, under which the Company sold shares of its common stock on the NYSE. The common stock was sold at prevailing market prices at the time of the sale or at negotiated prices. There were no sales under the ATM program during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company sold 1.9 million shares under the ATM program for gross proceeds of $158.7 million (weighted-average selling price of $83.89 per share) and related offering costs of $1.0 million.
Cash Dividend on Common Shares
During the year ended December 31, 2024, the Company declared and paid quarterly cash dividends of $0.37 per share for the first three quarters of the year and increased the quarterly cash dividend to $0.38 per share in the fourth quarter, for a total dividend payment to stockholders of $164.0 million. During the year ended December 31, 2023, the Company declared and paid a quarterly cash dividend of $0.36 per share for the first three quarters of the year and increased the quarterly cash dividend to $0.37 per share in the fourth quarter, for a total dividend payment to stockholders of $158.7 million. During the year ended December 31, 2022, the Company declared and paid a quarterly cash dividend of $0.35 per share for the first two quarters of the year and increased the quarterly cash dividend to $0.36 per share for the last two quarters of the year, for a total dividend payment to stockholders of $153.4 million.

Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the year ended December 31, 2024, the Company purchased treasury shares of 141,983 at a weighted average price of $61.40 per share, compared to 152,452 shares at a weighted average price per share of $72.27 in 2023, and 200,745 shares at a weighted average price per share of $92.21 in 2022.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2021	$16.7	$(0.3)	$(0.7)	$—	$15.7
Other comprehensive (loss) income before reclassifications	(674.9)	—	3.7	—	(671.2)
Amounts reclassified from AOCI	(5.5)	—	—	—	(5.5)
Net current-period other comprehensive (loss) income	(680.4)	—	3.7	—	(676.7)
Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive income (loss) before reclassifications	116.9	—	(0.2)	1.2	117.9
Amounts reclassified from AOCI	30.2	—	—	—	30.2
Net current-period other comprehensive income (loss)	147.1	—	(0.2)	1.2	148.1
Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
Other comprehensive loss before reclassifications	(5.1)	(0.1)	(1.4)	(1.2)	(7.8)
Amounts reclassified from AOCI	(13.0)	—	—	—	(13.0)
Net current-period other comprehensive loss	(18.1)	(0.1)	(1.4)	(1.2)	(20.8)
Balance, December 31, 2024	$(534.7)	$(0.4)	$1.4	$—	$(533.7)
The following table presents reclassifications out of AOCI:

	Year Ended December 31,
Income Statement Classification	2024	2023	2022
	(in millions)
Gain (loss) on sales of AFS debt securities, net	$17.4	$(40.4)	$7.4
Income tax (expense) benefit	(4.4)	10.2	(1.9)
Gain (loss), net of tax	$13.0	$(30.2)	$5.5

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
As of December 31, 2024, 2023, and 2022, the Company did not have any outstanding cash flow hedges.
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
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets, whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company receives a variable rate and pays a fixed rate on the outstanding notional amount. During the year ended December 31, 2024, the Company terminated a portion of its portfolio layer method swaps. The terminated hedge had a notional value of $500 million and a cumulative loan basis adjustment of $4 million at the time of termination. The cumulative loan basis adjustment was allocated to the individual loans remaining within the closed pool and will be amortized over the remaining life of these loans through interest income.
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and was being amortized over the remaining term. The terminated last-of-layer hedge basis adjustment was fully amortized at December 31, 2024.
Derivatives Not Designated in Hedge Relationships
Management enters into certain contracts and agreements, including foreign exchange derivative contracts, back-to-back interest rate contracts, and risk participation agreements and equity warrants, which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. The Company's back-to-back interest rate contracts are used to allow customers to manage long-term interest rate risk. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure.
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

Fair Value Hedges
As of December 31, 2024 and 2023, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	December 31, 2024		December 31, 2023
	Carrying Value of Hedged Assets	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$4,320	$(96)	$3,875	$6
(1)    Included in the carrying value of the hedged assets.
(2)    Included portfolio layer method derivative instruments with $4.0 billion and $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $8.7 billion and $6.7 billion) as of December 31, 2024 and 2023, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $78 million and $19 million as of December 31, 2024 and 2023, respectively.
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

	Year Ended December 31,
	2024		2023		2022
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$99.7	$(100.3)	$(22.8)	$23.8	$71.7	$(71.6)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $11.8 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued last-of-layer hedges during the year ended December 31, 2023. The discontinued last-of-layer hedges were fully amortized as of December 31, 2024 with interest income recognized during the year totaling $8.9 million.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of December 31, 2024, 2023, and 2022. The change in the notional amounts of these derivatives from December 31, 2022 to December 31, 2024 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	December 31, 2024			December 31, 2023			December 31, 2022
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$4,344	$97	$—	$3,895	$19	$24	$476	$18	$—
Total	$4,344	$97	$—	$3,895	$19	$24	$476	$18	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	$69	$1	$1	$135	$1	$1	$250	$1	$9
Forward contracts	21,731	81	48	13,170	27	55	7,694	17	21
Futures contracts (1)	13,200	—	—	11,030	—	—	8,706	—	—
Interest rate lock commitments	2,396	5	7	1,822	18	—	1,459	5	3
Interest rate contracts	6,336	19	20	3,628	19	20	1,538	6	6
Risk participation agreements	99	—	—	72	—	—	48	—	—
Equity warrants	59	30	—	55	4	—	—	—	—
Total	$43,890	$136	$76	$29,912	$69	$76	$19,695	$29	$39
Margin	—	72	3	—	202	(9)	—	4	1
Total, including margin	$43,890	$208	$79	$29,912	$271	$67	$19,695	$33	$40
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	December 31, 2024			December 31, 2023			December 31, 2022
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$—	$—	$—	$—	$—	$—
Forward contracts	81	—	81	27	—	27	14	—	14
Interest rate contracts	106	—	106	31	—	31	18	—	18
Margin	72	—	72	202	—	202	4	—	4
Netting	—	(52)	(52)	—	(67)	(67)	—	(17)	(17)
	$260	$(52)	$208	$260	$(67)	$193	$36	$(17)	$19
Liabilities
Foreign currency contracts	$—	$—	$—	$(1)	$—	$(1)	$—	$—	$—
Forward contracts	(47)	—	(47)	(55)	—	(55)	(20)	—	(20)
Interest rate contracts	(6)	—	(6)	(31)	—	(31)	—	—	—
Margin	(3)	—	(3)	9	—	9	(1)	—	(1)
Netting	—	52	52	—	67	67	—	17	17
	$(56)	$52	$(4)	$(78)	$67	$(11)	$(21)	$17	$(4)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$—	$—	$—	$1	$—	$1	$1	$—	$1
Forward contracts	—	—	—	—	—	—	3	—	3
Interest rate lock commitments	5	—	5	18	—	18	5	—	5
Interest rate contracts	10	—	10	7	—	7	6	—	6
Equity warrants	30	—	30	4	—	4	—	—	—
	$45	$—	$45	$30	$—	$30	$15	$—	$15
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$—	$—	$—	$(9)	$—	$(9)
Forward contracts	(1)	—	(1)	—	—	—	(1)	—	(1)
Interest rate lock commitments	(7)	—	(7)	—	—	—	(3)	—	(3)
Interest rate contracts	(14)	—	(14)	(13)	—	(13)	(6)	—	(6)
	$(23)	$—	$(23)	$(13)	$—	$(13)	$(19)	$—	$(19)
Total derivatives and margin
Assets	$305	$(52)	$253	$290	$(67)	$223	$51	$(17)	$34
Liabilities	(79)	52	(27)	(91)	67	(24)	(40)	17	(23)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Year Ended December 31,
	2024	2023
	(in millions)
Net gain (loss) on loan origination and sale activities:
Forward contracts	$84.8	$29.0
Interest rate lock commitments	(20.0)	15.9
Interest rate contracts	(6.3)	(8.9)
Other contracts	(0.4)	1.0
Net gain on derivatives	$58.1	$37.0
Net loan servicing revenue:
Interest rate swaps	$(72.3)	$(32.4)
Forward contracts	(43.9)	(15.4)
Futures contracts	5.9	4.5
Net loss on derivatives	$(110.3)	$(43.3)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At December 31, 2024, and 2023 collateral pledged by the Company to counterparties for its derivatives totaled $117 million and $216 million, respectively.
16. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Weighted average shares - basic	108.6	108.3	107.2
Dilutive effect of stock awards	0.7	0.2	0.4
Weighted average shares - diluted	109.3	108.5	107.6
Net income available to common stockholders	$774.9	$709.6	$1,044.5

Earnings per common share:
Basic	$7.14	$6.55	$9.74
Diluted	7.09	6.54	9.70

17. INCOME TAXES
The provision for income tax expense consists of the following components:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Current	$191.1	$236.1	$327.4
Deferred	12.4	(24.9)	(68.6)
Total tax expense	$203.5	$211.2	$258.8
The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Income tax at statutory rate	$208.2	$196.1	$276.4
Increase (decrease) resulting from:
Non-deductible insurance premiums	31.1	24.1	5.2
State income taxes, net of federal benefits	18.3	35.0	45.4
Tax-exempt income	(31.3)	(28.3)	(26.0)
Investment tax credits	(19.7)	(13.2)	(32.1)
Other, net	(3.1)	(2.5)	(10.1)
Total tax expense	$203.5	$211.2	$258.8
Effective tax rate	20.5%	22.6%	19.7%
The decrease in the effective tax rate for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to increases in investment tax credit benefits and tax-exempt income. The increase in the effective tax rate for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to decreases in pre-tax book income and investment tax credit benefits, as well as an increase in nondeductible insurance premium expenses.

The cumulative tax effects of the temporary differences are shown in the following table:

	December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Unrealized loss on AFS securities	$175	$170
Allowance for credit losses	109	96
Research and experimentation costs	41	32
Lease liability	41	46
Net operating loss carryovers	17	7
FDIC special assessment	13	17
Other	52	51
Total gross deferred tax assets	448	419
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	448	419
Deferred tax liabilities:
Right of use asset	(33)	(37)
Mortgage servicing rights	(31)	(11)
Premises and equipment	(30)	(19)
Unearned premiums	(15)	(15)
Goodwill	(13)	(9)
Deferred loan costs	(12)	(11)
Leasing basis differences	(9)	(11)
Other	(24)	(19)
Total deferred tax liabilities	(167)	(132)
Deferred tax assets, net	$281	$287
At December 31, 2024, the net DTA balance totaled $281 million, a decrease from $287 million at December 31, 2023. Although realization is not assured, the Company believes the realization of the recognized net DTA of $281 million at December 31, 2024 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
The Company had no deferred tax valuation allowance as of December 31, 2024 and 2023.
As of December 31, 2024, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $36 million, for which a DTA of $3 million has been recorded, which reflects the expected benefit of these federal NOL carryovers after application of the Section 382 limitation. The Company also generated a total of $355 million of gross NOLs in the states of Arizona, Nebraska, North Carolina, Tennessee, and Virginia as of December 31, 2024, for which a DTA of $14 million has been recorded. The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2020.
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

The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2024	2023
	(in millions)
Beginning balance	$7.9	$6.6
Gross increases
Tax positions in prior periods	—	0.4
Current period tax positions	0.3	0.9
Gross decreases
Tax positions in prior periods	(0.5)	—
Ending balance	$7.7	$7.9
During the year ended December 31, 2024, the Company added a new position, which resulted in a tax detriment of $0.3 million. In addition, $0.5 million related to prior period tax positions were reversed due to lapses in the statute of limitations.
At December 31, 2024 and 2023, unrecognized tax benefits, net of associated deferred tax benefits, totaled $6.6 million and $6.9 million, respectively, that, if recognized, would favorably impact the effective tax rate. The Company believes it is reasonably possible that an unrecognized tax benefit will be reduced by $0.6 million within the next 12 months due to lapse of statute.
During the years ended December 31, 2024, 2023, and 2022, no amounts were recognized for interest and penalties as it relates to uncertain tax positions and as of December 31, 2024 and 2023, there was no accrual for penalties and interest.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $606 million and $573 million as of December 31, 2024 and 2023, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $320 million and $322 million as of December 31, 2024 and 2023, respectively.
The Company recognized $77.6 million, $64.1 million, and $57.2 million of tax credits related to LIHTC investments for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, $75.2 million, $64.3 million, and $63.2 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2024	2023
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $860 and $989 at December 31, 2024 and 2023, respectively	$13,546	$13,291
Credit card commitments and financial guarantees	585	418
Letters of credit, including unsecured letters of credit of $2 and $4 at December 31, 2024 and 2023, respectively	437	222
Total	$14,568	$13,931
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2024:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$13,546	$3,298	$5,465	$2,279	$2,504
Credit card commitments and financial guarantees	585	585	—	—	—
Letters of credit	437	179	29	137	92
Total	$14,568	$4,062	$5,494	$2,416	$2,596
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. As commitments may expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $40 million and $32 million as of December 31, 2024 and 2023, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.

Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 17. Income Taxes" of these Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $6 million and $32 million as of December 31, 2024 and 2023, respectively.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 43% and 38% of the Company's HFI loan portfolio as of December 31, 2024 and 2023, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2024 and 2023, CRE related loans accounted for approximately 30% and 33% of total loans, respectively. Approximately 16% of these CRE loans, excluding construction and land loans, were owner-occupied as of December 31, 2024 and 2023. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of December 31, 2024 and 2023.
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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Unrealized (losses) gains	$(1.9)	$(0.3)	$4.9
Changes included in OCI, net of tax	(1.4)	(0.2)	3.7

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

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2024
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$5,831	$—	$5,831
U.S. Treasury securities	4,383	—	—	4,383
Private label residential MBS	—	947	—	947
Tax-exempt	—	845	—	845
CLO	—	570	—	570
Commercial MBS issued by GSEs and GNMA	—	437	—	437
Corporate debt securities	—	386	—	386
Other	2	67	—	69
Total AFS debt securities	$4,385	$9,083	$—	$13,468
Equity securities
Preferred stock	$91	$—	$—	$91
CRA investments	26	—	—	26
Total equity securities	$117	$—	$—	$117
Loans HFS (2)	$—	$2,240	$4	$2,244
Mortgage servicing rights	—	—	1,127	1,127
Derivative assets (1)	—	198	35	233
Liabilities:
Junior subordinated debt (3)	$—	$—	$65	$65
Derivative liabilities (1)	—	69	7	76
(1)See "Note 15. Derivatives and Hedging Activities." In addition, the carrying value of loans was decreased by $96 million as of December 31, 2024 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $72 million and $3 million, respectively.
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
	(in millions)
December 31, 2023
Assets:
Available-for-sale debt securities
U.S. Treasury securities	$4,853	$—	$—	$4,853
Residential MBS issued by GSEs and GNMA	—	1,972	—	1,972
CLO	—	1,399	—	1,399
Private label residential MBS	—	1,117	—	1,117
Tax-exempt	—	858	—	858
Commercial MBS issued by GSEs and GNMA	—	530	—	530
Corporate debt securities	—	367	—	367
Other	28	41	—	69
Total AFS debt securities	$4,881	$6,284	$—	$11,165
Equity securities
Preferred stock	$100	$—	$—	$100
CRA investments	26	—	—	26
Total equity securities	$126	$—	$—	$126
Loans - HFS (2)	$—	$1,377	$3	$1,380
Mortgage servicing rights	—	—	1,124	1,124
Derivative assets (1)	—	66	22	88
Liabilities:
Junior subordinated debt (3)	$—	$—	$63	$63
Derivative liabilities (1)	—	100	—	100
(1)See "Note 15. Derivatives and Hedging Activities." In addition, the carrying value of loans was increased by $6 million as of December 31, 2023 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $202 million and $(9) million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2024	2023	2022
	(in millions)
Beginning balance	$(62.8)	$(62.5)	$(67.4)
Change in fair value (1)	(1.9)	(0.3)	4.9
Ending balance	$(64.7)	$(62.8)	$(62.5)
(1)Unrealized (losses) gains attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(1.4) million, $(0.2) million, and $3.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65	Discounted cash flow	Implied credit rating of the Company	7.43%

	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	8.92%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2024 and 2023 was the implied credit risk for the Company. The implied credit risk spread as of December 31, 2024 and 2023 was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes.
As of December 31, 2024, the Company estimates the discount rate at 7.43%, which represents an implied credit spread of 3.12% plus three-month SOFR (4.31%). As of December 31, 2023, the Company estimated the discount rate at 8.92%, which was a 3.59% credit spread plus three-month SOFR (5.33%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Year Ended December 31, 2024
	2024		2023
	MSRs	IRLCs (1)	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,124	$18	$1,148	$2
Purchases and additions	923	18,896	865	15,434
Sales and payments	(905)	—	(800)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(18,916)	—	(15,420)
Change in fair value	144	—	11	2
Mark to market adjustments	—	—	4	—
Realization of cash flows	(159)	—	(104)	—
Balance, end of period	$1,127	$(2)	$1,124	$18
Changes in unrealized gains (losses) for the period (2)	$71	$(2)	$19	$(18)
(1)    IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.
The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		December 31, 2024
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	21 - 315	237
	Conditional prepayment rate (1)	8.4% - 19.0%	14.0%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	36.4
	Cost to service	$75 - $95	$82
IRLCs:	Servicing fee multiple	4.3 - 6.4	5.3
	Pull-through rate	76% - 100%	92%

		December 31, 2023
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	29 - 253	213
	Conditional prepayment rate (1)	9.5% - 23.9%	17.4%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	35.6
	Cost to service	$93 - $100	$95
IRLCs:	Servicing fee multiple	3.2 - 5.4	4.3
	Pull-through rate	68% - 100%	89%
(1)    Lifetime total prepayment speed annualized.

The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	December 31,
	2024			2023
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$2,244	$2,195	$49	$1,379	$1,319	$60
90 days or more delinquent	—	—	—	1	2	(1)
Total	$2,244	$2,195	$49	$1,380	$1,321	$59
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of December 31, 2024
Loans HFI	$561	$—	$—	$561
Other assets acquired through foreclosure	52	—	—	52
As of December 31, 2023
Loans HFI	$379	$—	$—	$379
Other assets acquired through foreclosure	8	—	—	8
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2024	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$561	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	52	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

	December 31, 2023	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$379	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	8	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $561 million and $379 million at December 31, 2024 and 2023, respectively, net of a specific ACL of $46 million and $10 million at December 31, 2024 and 2023, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $52 million and $8 million of such assets at December 31, 2024 and 2023, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,526	$—	$1,309	$—	$1,309
AFS	13,468	4,385	9,083	—	13,468
Equity securities	117	117	—	—	117
Derivative assets (1)	233	—	198	35	233
Loans HFS	2,286	—	2,259	27	2,286
Loans HFI, net	53,302	—	—	53,070	53,070
Mortgage servicing rights	1,127	—	—	1,127	1,127
Accrued interest receivable	362	—	362	—	362
Financial liabilities:
Deposits	$66,341	$—	$66,393	$—	$66,393
Other borrowings	5,573	—	5,545	—	5,545
Qualifying debt	899	—	789	78	867
Derivative liabilities (1)	76	—	69	7	76
Accrued interest payable	138	—	138	—	138
(1)    Derivative assets and liabilities exclude margin of $72 million and $3 million, respectively.

	December 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,429	$—	$1,251	$—	$1,251
AFS	11,165	4,881	6,284	—	11,165
Equity securities	126	126	—	—	126
Derivative assets (1)	84	—	66	22	88
Loans HFS	1,402	—	1,379	23	1,402
Loans HFI, net	49,960	—	—	46,877	46,877
Mortgage servicing rights	1,124	—	—	1,124	1,124
Accrued interest receivable	370	—	370	—	370
Financial liabilities:
Deposits	$55,333	$—	$55,379	$—	$55,379
Other borrowings	7,230	—	7,192	—	7,192
Qualifying debt	895	—	734	76	810
Derivative liabilities (1)	100	—	100	—	100
Accrued interest payable	151	—	151	—	151
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at December 31, 2024 and 2023 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at December 31, 2024 and 2023.

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
As of December 31, 2024 and 2023, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2024
WAL	$7,922	$6,687	$56,019	$82,691	14.1%	11.9%	8.1%	11.3%
WAB	7,444	6,803	55,983	82,562	13.3	12.2	8.2	12.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2023
WAL	$7,201	$6,035	$52,517	$70,295	13.7%	11.5%	8.6%	10.8%
WAB	6,802	6,229	52,508	70,347	13.0	11.9	8.9	11.9
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes it is in compliance with these requirements as of December 31, 2024.

21. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $23,000 for those under 50 years of age and $30,500 for those between 50 and 59 years of age) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 100% of the first 5% of the participant’s compensation deferred into the plan during the year ended December 31, 2024. The Company’s contributions to this plan totaled $17.8 million, $17.7 million, and $15.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
In addition, the Company has a SERP, which is an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The projected benefit obligation was $15 million and $14 million as of December 31, 2024 and 2023, respectively, all of which was unfunded. Net periodic benefit cost totaled $1.2 million for the year ended December 31, 2024 and $1.0 million for each of the years ended December 31, 2023 and 2022.
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
Federal banking regulations require any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity for such loans:

	Year Ended December 31,
	2024	2023
	(in millions)
Balance, beginning	$—	$172
New loans	22	—
Advances	—	457
Repayments and other	—	(629)
Balance, ending	$22	$—
The increase in the related party loan balance from December 31, 2023 was primarily driven by the execution and funding of a new loan to a single related party. None of these loans were past due, on non-accrual status or have been restructured during the year ended December 31, 2024 to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. In addition, there were no loans to a related party that were considered classified loans at December 31, 2024 or 2023. For the years ended December 31, 2024, 2023, and 2022, interest income associated with related party loans was approximately $0.1 million, $1.6 million and $2.5 million, respectively. During the year ended December 31, 2024, there were no residential loans purchased by the Company from related parties, compared to $27 million and $914 million during the years ended December 31, 2023 and 2022, respectively.
Loan commitments outstanding with related parties totaled $82 million and $2 million at December 31, 2024 and 2023, respectively. The increase in related party loan commitments during the year ended December 31, 2024 is primarily due to changes in composition of the Company's BOD and origination of new loans to related parties.
The Company also accepts deposits from related parties, which totaled $159 million and $62 million at December 31, 2024 and 2023, respectively, with related interest expense of approximately $5.8 million during the year ended December 31, 2024 and $1.1 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively. The increase in deposits from related parties during the year ended December 31, 2024 is primarily related to changes in composition of the Company's BOD. There were no earnings credits on deposits from related parties for the year ended December 31, 2024, compared to $2.6 million and $1.9 million for the years ended December 31, 2023, and 2022, respectively.
There were no loans serviced by related parties at December 31, 2024 and 2023 and $2.1 billion of residential loans serviced by related parties at December 31, 2022. During the year ended December 31, 2024, there were no loan servicing fees paid to related parties compared to $0.6 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Donations, sponsorships, and other payments to related parties totaled less than $1.0 million during each of the years ended December 31, 2024, 2023, and 2022.

23. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2024	2023
	(in millions)
ASSETS:
Cash and cash equivalents	$181	$140
Investment securities - equity	31	31
Investment in subsidiaries	7,096	6,513
Other assets	85	71
Total assets	$7,393	$6,755
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$674	$671
Accrued interest and other liabilities	12	6
Total liabilities	686	677
Total stockholders’ equity	6,707	6,078
Total liabilities and stockholders’ equity	$7,393	$6,755
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Income:
Dividends from subsidiaries	$240.0	$330.0	$261.8
Interest income	2.7	2.9	3.8
Non-interest income (loss)	22.5	1.5	(0.9)
Total income	265.2	334.4	264.7
Expense:
Interest expense	25.7	25.4	22.6
Non-interest expense	27.4	29.3	26.5
Total expense	53.1	54.7	49.1
Income before income taxes and equity in undistributed earnings of subsidiaries	212.1	279.7	215.6
Income tax benefit	6.1	10.3	11.0
Income before equity in undistributed earnings of subsidiaries	218.2	290.0	226.6
Equity in undistributed earnings of subsidiaries	569.5	432.4	830.7
Net income	787.7	722.4	1,057.3
Dividends on preferred stock	12.8	12.8	12.8
Net income available to common stockholders	$774.9	$709.6	$1,044.5

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$787.7	$722.4	$1,057.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(569.5)	(432.4)	(830.7)
Change in fair value of assets and liabilities measured at fair value	(0.2)	(3.4)	8.7
Other operating activities, net	17.9	(1.8)	(16.8)
Net cash provided by operating activities	235.9	284.8	218.5
Cash flows from investing activities:
Purchases of securities	—	(153.9)	(0.4)
Principal pay downs, calls, maturities, and sales proceeds of securities	—	155.5	1.8
Capital contributions to subsidiaries	—	(50.0)	(193.0)
Other investing activities, net	(19.0)	(10.0)	(12.1)
Net cash used in investing activities	(19.0)	(58.4)	(203.7)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	0.1	0.1	157.7
Cash dividends paid on common and preferred stock	(176.8)	(171.5)	(166.2)
Net cash used in financing activities	(176.7)	(171.4)	(8.5)
Net increase in cash and cash equivalents	40.2	55.0	6.3
Cash and cash equivalents at beginning of year	140.3	85.3	79.0
Cash and cash equivalents at end of year	$180.5	$140.3	$85.3

24. SEGMENTS
Beginning with the annual period ending December 31, 2024, the Company adopted the guidance within ASU 2023-07, Segment Reporting (Topic 280), which expanded disclosure requirements for significant segment expenses and other segment items. In connection with the adoption of this guidance, the components that comprise net interest income, which include interest income, interest expense and funds transfer pricing adjustments, are presented in separate line items in the reportable segment income statement tables below. Salaries and employee benefits are also presented separately as these expenses were previously included within total non-interest expense. Income statement information for prior periods was recast to conform to the current presentation.
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
The Company's chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses overall segment performance based on pre-tax income and uses this metric to allocate resources for each segment, focusing on budgeting and forecasting.
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

The following is a summary of reportable segment balance sheet information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2024:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$19,191	$14	$—	$19,177
Loans HFS	2,286	—	2,286	—
Loans HFI, net of deferred fees and costs	53,676	31,544	22,132	—
Less: allowance for credit losses	(374)	(320)	(54)	—
Net loans HFI	53,302	31,224	22,078	—
Goodwill and other intangible assets, net	659	291	368	—
Other assets	5,496	367	1,923	3,206
Total assets	$80,934	$31,896	$26,655	$22,383
Liabilities:
Deposits	$66,341	$25,487	$33,767	$7,087
Borrowings and qualifying debt	6,472	15	37	6,420
Other liabilities	1,414	72	476	866
Total liabilities	74,227	25,574	34,280	14,373
Allocated equity:	6,707	2,727	1,899	2,081
Total liabilities and stockholders' equity	$80,934	$28,301	$36,179	$16,454
Excess funds provided (used)	—	(3,595)	9,524	(5,929)

At December 31, 2023:
Assets:
Cash, cash equivalents, and investment securities	$14,288	$13	$125	$14,150
Loans HFS	1,402	—	1,402	—
Loans HFI, net of deferred fees and costs	50,297	29,136	21,161	—
Less: allowance for credit losses	(337)	(284)	(53)	—
Net loans HFI	49,960	28,852	21,108	—
Goodwill and other intangible assets, net	669	292	377	—
Other assets	4,543	398	1,826	2,319
Total assets	$70,862	$29,555	$24,838	$16,469
Liabilities:
Deposits	$55,333	$23,508	$25,101	$6,724
Borrowings and qualifying debt	8,125	7	402	7,716
Other liabilities	1,326	109	338	879
Total liabilities	64,784	23,624	25,841	15,319
Allocated equity:	6,078	2,555	1,790	1,733
Total liabilities and stockholders' equity	$70,862	$26,179	$27,631	$17,052
Excess funds provided (used)	—	(3,376)	2,793	583

The following is a summary of reportable segment income statement information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2024:	(in millions)
Interest income	$4,541.1	$2,499.6	$1,083.4	$958.1
Interest expense	1,922.2	681.3	611.6	629.3
Funds transfer pricing	—	(650.7)	994.2	(343.5)
Net interest income	2,618.9	1,167.6	1,466.0	(14.7)
Provision for credit losses	145.9	136.2	2.2	7.5
Net interest income after provision for credit losses	2,473.0	1,031.4	1,463.8	(22.2)
Non-interest income	543.2	120.9	354.3	68.0
Salaries and employee benefits	631.1	135.6	132.6	362.9
Other non-interest expense (1)	1,393.9	486.1	1,228.3	(320.5)
Income before provision for income taxes	991.2	530.6	457.2	3.4
Income tax expense	203.5	109.4	90.7	3.4
Net income	$787.7	$421.2	$366.5	$—

Year Ended December 31, 2023:
Interest income	$4,035.3	$2,426.6	$960.3	$648.4
Interest expense	1,696.4	485.2	417.9	793.3
Funds transfer pricing	—	(554.2)	358.3	195.9
Net interest income	2,338.9	1,387.2	900.6	51.1
Provision for credit losses	62.6	38.3	3.3	21.0
Net interest income after provision for credit losses	2,276.3	1,348.9	897.3	30.1
Non-interest income	280.7	(23.4)	287.0	17.1
Salaries and employee benefits	566.3	149.7	125.8	290.8
Other non-interest expense (1)	1,057.1	430.7	799.3	(172.9)
Income before provision for income taxes	933.6	745.1	259.2	(70.7)
Income tax expense	211.2	174.8	59.5	(23.1)
Net income	$722.4	$570.3	$199.7	$(47.6)

Year Ended December 31, 2022:
Interest income	$2,691.8	$1,588.7	$811.9	$291.2
Interest expense	475.5	127.7	77.8	270.0
Funds transfer pricing	—	71.2	122.6	(193.8)
Net interest income	2,216.3	1,532.2	856.7	(172.6)
Provision for credit losses	68.1	47.2	21.1	(0.2)
Net interest income after provision for credit losses	2,148.2	1,485.0	835.6	(172.4)
Non-interest income	324.6	59.7	247.3	17.6
Salaries and employee benefits	539.5	115.1	173.8	250.6
Other non-interest expense (1)	617.2	350.8	456.6	(190.2)
Income before provision for income taxes	1,316.1	1,078.8	452.5	(215.2)
Income tax expense	258.8	256.5	107.7	(105.4)
Net income	$1,057.3	$822.3	$344.8	$(109.8)
(1)    The composition of other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.
25. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, and legal settlement service fees. These revenues totaled $68.0 million, $98.6 million, and $44.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company had no material unsatisfied performance obligations as of December 31, 2024 or 2023.

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
As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Western Alliance Bancorporation
Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 of the Company and our report dated February 25, 2025, expressed an unqualified opinion.
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
/s/ RSM US LLP
Austin, Texas
February 25, 2025

Item 9B.Other Information.
Insider Adoption of Termination of Trading Arrangements
During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (Item 5.02(c))
As previously reported on the Company’s Current Report on Form 8-K filed on July 30, 2024, J. Kelly Ardrey, Jr., the Company’s Chief Accounting Officer, notified the Company of his intention to retire from the Company, effective March 3, 2025. In anticipation of Mr. Ardrey’s retirement, on February 24, 2025, Ben Mucha was appointed as Chief Accounting Officer, effective as of March 3, 2025. Mr. Mucha (53) has been the Company’s Deputy Chief Accounting Officer since March 2023. Prior to joining the Company, Mr. Mucha was Assistant Controller (March 2020 to March 2023) and Director of External Reporting and Corporate Accounting (October 2018-March 2020) with U.S. Bank.
There are no arrangements or understandings between Mr. Mucha and any other person pursuant to which he was appointed as Chief Accounting Officer, and there are no transactions between Mr. Mucha and the Company that would require disclosure under Item 404(a) of Regulation S-K. There are no family relationships between Mr. Mucha and any director or executive officer. No material plans, contracts or arrangements have been entered into between the Company and Mr. Mucha in connection with his appointment.
Other Events (Item 8.01)
On February 19, 2025, the Company determined to report information related to a data security incident which it has been investigating. On January 27, 2025, the Company was made aware that a threat actor obtained unauthorized access to files transferred through a third-party secure file transfer software used by WAB. The Company was made aware of a zero-day vulnerability at the vendor on October 27, 2024 (the “Vendor Incident”), and immediately activated its incident response process to investigate and deployed all patches as recommended by the software developer. The Company and its information security consultants found no evidence of any unlawful infiltration or exfiltration of any Company or customer data until January 27, 2025, when the Company’s surveillance process identified files related to the Vendor Incident published by the threat actor. The files included data flowing through the file transfer software between October 12-24, 2024, prior to notification of the Vendor Incident. The Company will work with clients who may have been impacted and will make appropriate notifications to impacted individuals. Although the Company continues to investigate and has not determined the full impact of this incident, at this time the incident has not had a material impact on the Company’s business or operations. The Company does not anticipate any material impact on the Company’s financial condition or results of operations.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information in the Company’s Definitive Proxy Statement prepared for the 2025 Annual Meeting of Stockholders to be held on June 11, 2025, which contains information concerning this item under the captions Corporate Governance, Executive Officers, Delinquent Section 16(a) Reports (if applicable) and Legal Proceedings, is incorporated herein by reference.
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

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, employees and other covered persons that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, including applicable NYSE listing standards. A copy of our insider trading policies and procedures are filed with this Annual Report on Form 10-K as Exhibit 19.
Item 11.Executive Compensation
The information in the Company’s Definitive Proxy Statement prepared for the 2025 Annual Meeting of Stockholders to be held on June 11, 2025, which contains information concerning this item under the captions Compensation of Directors, Executive Compensation - Compensation Discussion and Analysis, Compensation Tables, CEO Pay Ratio, Potential Payments Upon Termination or Change in Control, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Company’s Definitive Proxy Statement prepared for the 2025 Annual Meeting of Stockholders to be held on June 11, 2025, which contains information concerning this item under the caption Equity Compensation Plan Information and Security Ownership of Certain Beneficial Owners, Directors and Executive Officers, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information in the Company’s Definitive Proxy Statement prepared for the 2025 Annual Meeting of Stockholders to be held on June 11, 2025, which contains information concerning this item under the caption Certain Transactions with Related Parties, Policies and Procedures Regarding Transactions with Related Persons and Director Independence, is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information in the Company’s Definitive Proxy Statement prepared for the 2025 Annual Meeting of Stockholders to be held on June 11, 2025, which contains information concerning this item under the caption Independent Auditors - Fees and Services and Audit Committee Pre-Approval Policy, is incorporated herein by reference.
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

10.8
Severance and Change in Control Plan, as amended and restated effective as of July 28, 2021 (incorporated by reference to Exhibit 10.2 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.9
Form of Executive Participation Agreement under the Severance and Change in Control Plan (CEO) (incorporated by reference to Exhibit 10.3 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.10
Form of Executive Participation Agreement under the Severance and Change in Control Plan (non-CEO) (incorporated by reference to Exhibit 10.4 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022) ±

10.11
Form of Indemnification Agreement, by and between Western Alliance and each of Western Alliance's directors and executive officers (incorporated by reference to Exhibit 10.10 of Western Alliance's Form 10-K/A filed with the SEC on March 1, 2017). ±

10.12
Letter Agreement, dated as of April 6, 2022, between Western Alliance Bancorporation and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.1 of Western Alliance’s Current Report on Form 8-K filed with the SEC on April 7, 2022). ±

10.13
Employment Letter Agreement, dated February 7, 2018, by and between Barbara J. Kennedy and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on April 30, 2019). ±

10.14
Form of Performance-Based Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024). ±

10.15
Form of Executive Restricted Stock Agreement pursuant to the Company’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024). ±

10.16
Form Cash Settled Stock Unit Agreement and Notice of Grant pursuant to the Company’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024). ±

10.17
Form of Deferred Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on August 1, 2024). ±

19*	Western Alliance Bancorporation Insider Trading Policy

21.1*	List of Subsidiaries of Western Alliance.

23.1*	Consent of RSM US LLP.

24.1*	Power of Attorney (see signature page).

31.1*	CEO and CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

97.1	Western Alliance Bancorporation Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024).

101*
The following materials from Western Alliance’s Annual Report on Form 10-K Report for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page of Western Alliance's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101).

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

WESTERN ALLIANCE BANCORPORATION

February 25, 2025	By:	/s/ Dale Gibbons
Dale Gibbons
Interim Chief Executive Officer and
Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale Gibbons, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 25, 2025.

Name	Title

/s/ Dale Gibbons	Vice Chairman, Interim Chief Executive Officer and Chief Financial Officer
Dale Gibbons	(Principal Executive Officer and Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Board Chairman
Bruce D. Beach

/s/ Juan R. Figuereo	Director
Juan R. Figuereo

/s/ Howard N. Gould	Director
Howard N. Gould

/s/ Greta Guggenheim	Director
Greta Guggenheim

/s/ Christopher A. Halmy	Director
Christopher A. Halmy

/s/ Mary Chris Jammet	Director
Mary Chris Jammet

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Mary Tuuk Kuras	Director
Mary Tuuk Kuras

/s/ Robert P. Latta	Director
Robert P. Latta

/s/ Anthony Meola	Director
Anthony Meola

/s/ Bryan K. Segedi	Director
Bryan K. Segedi

/s/ Donald D. Snyder	Director
Donald D. Snyder

Director
Kenneth A. Vecchione (on leave)