Form 10-Q
period 2025-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2025-05-01
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2025, Western Alliance Bancorporation had 110,404,256 shares of common stock outstanding.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WA PWI	Western Alliance Public Welfare Investments, LLC
BW	BW Real Estate Inc.	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company
TERMS:
ACL	Allowance for Credit Losses	FNMA	Federal National Mortgage Association
AFS	Available-for-Sale	FOMC	Federal Open Market Committee
ALCO	Asset and Liability Management Committee	FRB	Federal Reserve Bank
AOCI	Accumulated Other Comprehensive Income	FVO	Fair Value Option
ASC	Accounting Standards Codification	GAAP	U.S. Generally Accepted Accounting Principles
ASU	Accounting Standards Update	GNMA	Government National Mortgage Association
Basel III	Banking Supervision's December 2010 Final Capital Framework	GSE	Government-Sponsored Enterprise
BOD	Board of Directors	HFI	Held for Investment
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HFS	Held for Sale
CDARS	Certificate Deposit Account Registry Service	HTM	Held-to-Maturity
CECL	Current Expected Credit Losses	HUD	U.S. Department of Housing and Urban Development
CEO	Chief Executive Officer	ICS	Insured Cash Sweep Service
CET1	Common Equity Tier 1	IRLC	Interest Rate Lock Commitment
CFO	Chief Financial Officer	ISDA	International Swaps and Derivatives Association
CLO	Collateralized Loan Obligation	LIHTC	Low-Income Housing Tax Credit
CRA	Community Reinvestment Act	MBS	Mortgage-Backed Securities
CRE	Commercial Real Estate	MSR	Mortgage Servicing Right
DTA	Deferred Tax Asset	NPV	Net Present Value
DTL	Deferred Tax Liability	OCI	Other Comprehensive Income
EaR	Earnings-at-Risk	PPNR	Pre-Provision Net Revenue
EBO	Early Buyout	SEC	Securities and Exchange Commission
ECR	Earnings Credit Rates	SERP	Supplemental Executive Retirement Plan
EPS	Earnings per Share	SOFR	Secured Overnight Financing Rate
ESG	Environmental, Social, and Governance	TEB	Tax Equivalent Basis
EVE	Economic Value of Equity	TSR	Total Shareholder Return
Exchange Act	Securities Exchange Act of 1934, as Amended	UPB	Unpaid Principal Balance
FASB	Financial Accounting Standards Board	USDA	United States Department of Agriculture
FDIC	Federal Deposit Insurance Corporation	VA	Veterans Affairs
FHA	Federal Housing Administration	VIE	Variable Interest Entity
FHLB	Federal Home Loan Bank	XBRL	eXtensible Business Reporting Language
FHLMC	Federal Home Loan Mortgage Corporation

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2025	December 31, 2024
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$440	$320
Interest bearing deposits in other financial institutions	2,839	3,776
Cash and cash equivalents	3,279	4,096
Investment securities - AFS, at fair value; amortized cost of $14,867 at March 31, 2025 and $14,178 at December 31, 2024 (ACL of $0.2 and $0.4 at March 31, 2025 and December 31, 2024)	14,231	13,468
Investment securities - HTM, at amortized cost and net of ACL of $11.6 and $16.4 (fair value of $1,359 and $1,309) at March 31, 2025 and December 31, 2024, respectively	1,524	1,510
Investment securities - equity	113	117
Investments in restricted stock, at cost	195	232
Loans HFS	3,238	2,286
Loans HFI, net of deferred fees and costs	54,761	53,676
Less: allowance for credit losses	(389)	(374)
Net loans held for investment	54,372	53,302
Mortgage servicing rights	1,241	1,127
Premises and equipment, net	361	361
Operating lease right of use asset	125	128
Bank owned life insurance	1,022	1,011
Goodwill and intangible assets, net	656	659
Deferred tax assets, net	272	281
Investments in LIHTC and renewable energy	591	606
Other assets	1,823	1,750
Total assets	$83,043	$80,934
Liabilities:
Deposits:
Non-interest bearing	$22,009	$18,846
Interest bearing	47,313	47,495
Total deposits	69,322	66,341
Other borrowings	4,151	5,573
Qualifying debt	898	899
Operating lease liability	154	159
Other liabilities	1,303	1,255
Total liabilities	75,828	74,227
Commitments and contingencies (Note 15)
Equity:
Preferred stock (par value $0.0001 and liquidation value per share of $25; 20,000,000 authorized; 12,000,000 depositary shares issued and outstanding at March 31, 2025 and December 31, 2024)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 113,402,662 shares issued at March 31, 2025 and 112,897,807 at December 31, 2024) and additional paid in capital	2,261	2,245
Treasury stock, at cost (2,966,686 shares at March 31, 2025 and 2,845,201 shares at December 31, 2024)	(136)	(125)
Accumulated other comprehensive loss	(478)	(534)
Retained earnings	4,980	4,826
Total Western Alliance stockholders’ equity	6,922	6,707
Noncontrolling interest in subsidiary	293	—
Total equity	7,215	6,707
Total liabilities and equity	$83,043	$80,934
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$881.0	$871.9
Investment securities	165.8	142.4
Dividends and other	48.8	40.7
Total interest income	1,095.6	1,055.0
Interest expense:
Deposits	378.3	380.6
Qualifying debt	9.3	9.5
Other borrowings	57.4	66.0
Total interest expense	445.0	456.1
Net interest income	650.6	598.9
Provision for credit losses	31.2	15.2
Net interest income after provision for credit losses	619.4	583.7
Non-interest income:
Service charges and loan fees	37.2	16.4
Net gain on loan origination and sale activities	49.5	45.3
Net loan servicing revenue	21.8	46.4
Income from bank owned life insurance	11.4	1.0
Gain (loss) on sales of investment securities	2.1	(0.9)
Fair value gain adjustments, net	1.0	0.3
(Loss) income from equity investments	(4.8)	17.1
Other income	9.2	4.3
Total non-interest income	127.4	129.9
Non-interest expense:
Salaries and employee benefits	182.4	154.9
Deposit costs	136.8	137.0
Data processing	45.2	36.0
Insurance	37.9	58.9
Legal, professional, and directors' fees	28.9	30.1
Occupancy	17.2	17.5
Loan servicing expenses	16.4	15.0
Business development and marketing	5.9	5.5
Loan acquisition and origination expenses	5.2	4.8
Other expense	24.5	22.1
Total non-interest expense	500.4	481.8
Income before provision for income taxes	246.4	231.8
Income tax expense	47.3	54.4
Net income	199.1	177.4
Dividends on preferred stock	3.2	3.2
Net income available to common stockholders	$195.9	$174.2

Earnings per share:
Basic	$1.80	$1.61
Diluted	1.79	1.60
Weighted average number of common shares outstanding:
Basic	108.8	108.5
Diluted	109.6	109.0
Dividends declared per common share	$0.38	$0.37
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income	$199.1	$177.4
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(19.4) and $14.8 respectively	55.7	(44.9)
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(0.4) and $0.2 respectively	1.1	(0.5)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0.5 and $(0.2) respectively	(1.6)	0.7
Net other comprehensive income (loss)	55.2	(44.7)
Comprehensive income attributable to controlling interest	$254.3	$132.7
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$—	$6,078.4
Net income	—	—	—	—	—	—	—	177.4	—	177.4
Restricted stock, performance stock units, and other grants, net	—	—	0.9	—	13.1	—	—	—	—	13.1
Restricted stock surrendered (1)	—	—	(0.1)	—	(0.2)	(7.6)	—	—	—	(7.8)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(40.7)	—	(40.7)
Other comprehensive loss, net	—	—	—	—	—	—	(44.7)	—	—	(44.7)
Balance, March 31, 2024	12.0	$294.5	110.2	$—	$2,211.0	$(123.9)	$(557.6)	$4,348.5	$—	$6,172.5

Balance, December 31, 2024	12.0	$294.5	110.0	$—	$2,245.8	$(125.0)	$(533.7)	$4,825.9	$—	$6,707.5
Net income	—	—	—	—	—	—	—	199.1	—	199.1
Restricted stock, performance stock units, and other grants, net	—	—	0.5	—	15.4	—	—	—	—	15.4
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.8)	—	—	—	(10.8)
Equity issued by subsidiary	—	—	—	—	—	—	—	—	293.1	293.1
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(41.8)	—	(41.8)
Other comprehensive income, net	—	—	—	—	—	—	55.2	—	—	55.2
Balance, March 31, 2025	12.0	$294.5	110.4	$—	$2,261.2	$(135.8)	$(478.5)	$4,980.0	$293.1	$7,214.5
(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$199.1	$177.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	31.2	15.2
Depreciation and amortization	25.0	20.8
Stock-based compensation	15.4	13.1
Deferred income taxes	(54.3)	2.7
Amortization of net discounts for investment securities	(19.8)	(56.5)
Amortization of tax credit investments	15.1	18.6
Amortization of operating lease right of use asset	6.0	6.0
Amortization of net deferred loan fees and net purchase premiums	(19.6)	(20.9)
Purchases and originations of loans HFS	(12,529.0)	(9,984.5)
Proceeds from sales and payments on loans HFS	11,009.4	9,432.8
Mortgage servicing rights capitalized upon sale of mortgage loans	(260.4)	(188.7)
Net losses (gains) on:
Change in fair value of loans HFS, mortgage servicing rights, and related derivatives	87.3	(28.5)
Fair value adjustments	2.9	0.7
Sale of investment securities	(2.1)	0.9
Other	3.9	(3.0)
Other assets and liabilities, net	(164.1)	287.4
Net cash used in operating activities	$(1,654.0)	$(306.5)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(2,748.1)	$(5,938.0)
Principal pay downs and maturities	1,710.9	1,285.6
Proceeds from sales	411.7	1,403.2
Investment securities - HTM
Purchases	(27.6)	(36.9)
Principal pay downs and maturities	19.0	4.2
Equity securities carried at fair value
Purchases	(0.2)	(0.2)
Redemptions	5.0	—
Proceeds from sales	0.2	—
Proceeds from sale of mortgage servicing rights and related holdbacks, net	107.8	162.3
Proceeds from sale and purchase of other investments, net	12.7	16.6
Proceeds from bank owned life insurance, net	0.6	—
Net increase in loans HFI	(1,068.5)	(525.7)
Purchase of premises, equipment, and other assets, net	(16.6)	(18.8)
Net cash used in investing activities	$(1,593.1)	$(3,647.7)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$2,979.3	$6,895.7
Net proceeds from issuance of long-term debt	1,200.0	—
Payments on long-term debt	(2,005.9)	(5.4)
Net increase (decrease) in short-term borrowings	19.6	(910.6)
Net proceeds from issuance of equity by a subsidiary	293.1	—
Cash paid for tax withholding on vested restricted stock and other	(10.8)	(7.8)
Cash dividends paid on common and preferred stock	(45.0)	(43.9)
Net cash provided by financing activities	$2,430.3	$5,928.0
Net (decrease) increase in cash and cash equivalents	(816.8)	1,973.8
Cash, cash equivalents, and restricted cash at beginning of period	4,095.6	1,576.1
Cash, cash equivalents, and restricted cash at end of period	$3,278.8	$3,549.9

Supplemental disclosure:
Cash paid during the period for:
Interest	$442.3	$439.0
Income taxes, net	24.2	(145.2)
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	645.0	95.4
Transfers of securitized loans HFS to AFS securities	—	60.6
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	88.2	142.1
(1)Activity for the three months ended March 31, 2025 and 2024 excludes $129.9 million and $89.1 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
The amendments in this update are effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025 and may be applied on a prospective or retrospective basis. As the amendments in this update relate entirely to enhanced disclosure requirements, adoption of this guidance will not have an impact on the Company's financial position or results of operations. Upon adoption, the Company expects to provide these enhanced income tax disclosures.
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
The Company adopted this accounting guidance on January 1, 2025. Although the Company has digital payment offerings, it does not currently hold crypto assets meeting the criteria outlined in the update. Accordingly, the adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.

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
Principles of consolidation
As of March 31, 2025, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
WAB has the following significant subsidiaries: 1) WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; 2) WA PWI, which holds interests in certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; 3) Helios Prime, which holds interests in certain limited partnerships invested in renewable energy projects; 4) BW, which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and 5) Western Finance Company, which purchases and originates equipment finance leases and provides mortgage banking services through its wholly-owned subsidiary, AmeriHome.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,362	$1	$(144)	$1,219
Private label residential MBS	174	—	(34)	140
Total HTM securities	$1,536	$1	$(178)	$1,359

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$6,888	$29	$(362)	$6,555
U.S. Treasury securities	4,017	1	(2)	4,016
Private label residential MBS	1,139	—	(181)	958
CLO	876	1	(1)	876
Tax-exempt	918	—	(93)	825
Commercial MBS issued by GSEs and GNMA	552	3	(9)	546
Corporate debt securities	402	—	(17)	385
Other	75	1	(6)	70
Total AFS debt securities	$14,867	$35	$(671)	$14,231

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,350	$1	$(180)	$1,171
Private label residential MBS	176	—	(38)	138
Total HTM securities	$1,526	$1	$(218)	$1,309

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$6,225	$16	$(410)	$5,831
U.S. Treasury securities	4,385	1	(3)	4,383
Private label residential MBS	1,148	—	(201)	947
Tax-exempt	921	—	(76)	845
CLO	570	—	—	570
Commercial MBS issued by GSEs and GNMA	447	1	(11)	437
Corporate debt securities	407	—	(21)	386
Other	75	1	(7)	69
Total AFS debt securities	$14,178	$19	$(729)	$13,468
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $113 million and $117 million at March 31, 2025 and December 31, 2024, respectively. Unrealized losses of $1.3 million and unrealized gains of $3.9 million on equity securities for the three months ended March 31, 2025 and 2024, respectively, were recognized in earnings as a component of Fair value gain adjustments, net.
Securities with carrying amounts of approximately $4.7 billion and $4.0 billion at March 31, 2025 and December 31, 2024, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2025
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$5	$1,195	$357	$1,489	$362	$2,684
U.S. Treasury securities	2	2,557	—	—	2	2,557
Private label residential MBS	—	—	181	942	181	942
Tax-exempt	—	—	93	750	93	750
CLO	1	372	—	—	1	372
Corporate debt securities (1)	—	—	17	348	17	348
Commercial MBS issued by GSEs and GNMA	—	—	9	67	9	67
Other	2	32	4	16	6	48
Total AFS securities	$10	$4,156	$661	$3,612	$671	$7,768
(1)Includes securities with an ACL that have a fair value of $8 million and unrealized losses of $1 million.

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$18	$1,793	$392	$1,482	$410	$3,275
U.S. Treasury securities	3	2,185	—	—	3	2,185
Private label residential MBS	—	—	201	939	201	939
Tax-exempt	1	32	75	813	76	845
Corporate debt securities (1)	—	—	21	362	21	362
Commercial MBS issued by GSEs and GNMA	10	220	1	16	11	236
Other	2	32	5	25	7	57
Total AFS securities	$34	$4,262	$695	$3,637	$729	$7,899
(1)Includes securities with an ACL that have a fair value of $8 million and unrealized losses of $1 million.
The total number of AFS debt securities in an unrealized loss position at March 31, 2025 was 724, compared to 796 at December 31, 2024.
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
The following tables present a rollforward by major security type of the ACL on the Company's AFS debt securities:

	Three Months Ended March 31, 2025
	Balance, December 31, 2024	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2025
	(in millions)
Available-for-sale securities
Corporate debt securities	$0.4	$(0.2)	$—	$—	$0.2

	Three Months Ended March 31, 2024
	Balance, December 31, 2023	Recovery of Credit Losses	Charge-offs	Recoveries	Balance March 31, 2024
	(in millions)
Available-for-sale securities
Corporate debt securities	$1.4	$(0.1)	$—	$—	$1.3

The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities:

	Three Months Ended March 31, 2025
	Balance, December 31, 2024	Recovery of Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2025
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$16.4	$(4.8)	$—	$—	$11.6

	Three Months Ended March 31, 2024
	Balance, December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Balance March 31, 2024
	(in millions)
Held-to-maturity debt securities
Tax-exempt	$7.8	$0.4	$—	$—	$8.2
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on HTM debt securities totaled $5 million at March 31, 2025 and December 31, 2024 and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	March 31, 2025
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,362	$1,362
Private label residential MBS	—	—	—	—	—	—	174	174
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,536	$1,536

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$6,555	$—	$—	$—	$—	$—	$6,555
U.S. Treasury securities	—	4,016	—	—	—	—	—	4,016
Private label residential MBS	931	—	27	—	—	—	—	958
CLO	58	—	582	236	—	—	—	876
Tax-exempt	8	19	336	367	—	—	95	825
Commercial MBS issued by GSEs and GNMA	—	546	—	—	—	—	—	546
Corporate debt securities	—	—	—	78	224	83	—	385
Other	—	3	8	2	40	1	16	70
Total AFS securities (1)	$997	$11,139	$953	$683	$264	$84	$111	$14,231

Equity securities
Preferred stock	$—	$—	$—	$—	$44	$30	$12	$86
CRA investments	—	27	—	—	—	—	—	27
Total equity securities (1)	$—	$27	$—	$—	$44	$30	$12	$113
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2024
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,350	$1,350
Private label residential MBS	—	—	—	—	—	—	176	176
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,526	$1,526

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$5,831	$—	$—	$—	$—	$—	$5,831
U.S. Treasury securities	—	4,383	—	—	—	—	—	4,383
Private label residential MBS	921	—	26	—	—	—	—	947
Tax-exempt	9	19	348	375	—	—	94	845
CLO	50	—	465	55	—	—	—	570
Commercial MBS issued by GSEs and GNMA	—	437	—	—	—	—	—	437
Corporate debt securities	—	—	—	78	226	82	—	386
Other	—	1	8	2	40	1	17	69
Total AFS securities (1)	$980	$10,671	$847	$510	$266	$83	$111	$13,468

Equity securities
Preferred stock	$—	$—	$—	$—	$50	$29	$12	$91
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$50	$29	$12	$117
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2025, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of March 31, 2025, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities.

	March 31, 2025
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$27	$27
After one year through five years	12	12
After five years through ten years	165	153
After ten years	1,158	1,027
Mortgage-backed securities	174	140
Total HTM securities	$1,536	$1,359

Available-for-sale
Due in one year or less	$3,706	$3,705
After one year through five years	493	489
After five years through ten years	627	614
After ten years	1,462	1,364
Mortgage-backed securities	8,579	8,059
Total AFS securities	$14,867	$14,231

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Available-for-sale securities
Gross gains	$2.1	$0.9
Gross losses	—	(1.8)
Net gain (loss) on AFS securities	$2.1	$(0.9)
During the three months ended March 31, 2025, the Company sold AFS securities with a carrying value of $410 million and recognized a net gain of $2.1 million as U.S. Treasury securities and MBS were sold to secure gains. During the three months ended March 31, 2024, the Company sold securities with a carrying value of $1.4 billion and recognized a net loss of $0.9 million as CLOs were sold as part of the Company's efforts to shift the investment portfolio mix toward high quality liquid assets.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans that are held for sale or securitization primarily through its AmeriHome mortgage banking business channel.
The following is a summary of loans HFS by type:

	March 31, 2025	December 31, 2024
	(in millions)
Government-insured or guaranteed:
EBO (1)	$60	$—
Non-EBO	1,152	764
Total government-insured or guaranteed	1,212	764
Agency-conforming	1,987	1,502
Non-agency	39	20
Total loans HFS	$3,238	$2,286
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$260.4	$188.7
Net proceeds from sale of loans (1)	(214.9)	(160.7)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.5	3.2
Change in fair value	27.2	(6.7)
Change in fair value of derivatives:
Unrealized (loss) gain on derivatives	(60.0)	15.3
Realized gain (loss) on derivatives	23.0	(8.1)
Total change in fair value of derivatives	(37.0)	7.2
Net gain on residential mortgage loans HFS	$36.2	$31.7
Loan acquisition and origination fees	13.3	13.6
Net gain on loan origination and sale activities	$49.5	$45.3
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Warehouse lending	$8,186	$8,207
Municipal & nonprofit	1,621	1,620
Tech & innovation	3,427	3,383
Equity fund resources	865	884
Other commercial and industrial	10,159	9,175
CRE - owner occupied	1,637	1,675
Hotel franchise finance	3,894	3,815
Other CRE - non-owner occupied	6,391	6,342
Residential	13,007	12,961
Residential - EBO	918	972
Construction and land development	4,491	4,468
Other	165	174
Total loans HFI	54,761	53,676
Allowance for credit losses	(389)	(374)
Total loans HFI, net of allowance	$54,372	$53,302
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $108 million and $106 million reduced the carrying value of loans as of March 31, 2025 and December 31, 2024, respectively. Net unamortized purchase premiums on acquired and purchased loans of $175 million increased the carrying value of loans as of March 31, 2025 and December 31, 2024.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	March 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—
Tech & innovation	2	36	38	—
Equity fund resources	—	1	1	—
Other commercial and industrial	10	29	39	—
CRE - owner occupied	3	—	3	—
Other CRE - non-owner occupied	124	129	253	—
Residential	—	23	23	44
Residential - EBO	—	—	—	275
Construction and land development	86	1	87	—
Other	2	—	2	—
Total	$227	$224	$451	$319
Loans contractually delinquent by 90 days or more and still accruing totaled $319 million at March 31, 2025 and consisted of government guaranteed EBO and certain other residential loans.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $98 million and $99 million at March 31, 2025 and December 31, 2024, respectively.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $8.0 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Warehouse lending	$8,186	$—	$—	$—	$—	$—	$8,186
Municipal & nonprofit	1,616	—	—	—	—	5	1,621
Tech & innovation	3,370	19	—	—	19	38	3,427
Equity fund resources	864	—	—	—	—	1	865
Other commercial and industrial	10,111	9	—	—	9	39	10,159
CRE - owner occupied	1,631	3	—	—	3	3	1,637
Hotel franchise finance	3,894	—	—	—	—	—	3,894
Other CRE - non-owner occupied	6,088	—	50	—	50	253	6,391
Residential	12,864	50	26	44	120	23	13,007
Residential - EBO	482	94	67	275	436	—	918
Construction and land development	4,380	24	—	—	24	87	4,491
Other	162	1	—	—	1	2	165
Total loans	$53,648	$200	$143	$319	$662	$451	$54,761

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Warehouse lending	$8,207	$—	$—	$—	$—	$—	$8,207
Municipal & nonprofit	1,615	—	—	—	—	5	1,620
Tech & innovation	3,320	3	—	—	3	60	3,383
Equity fund resources	883	—	—	—	—	1	884
Other commercial and industrial	9,157	1	—	—	1	17	9,175
CRE - owner occupied	1,670	—	—	—	—	5	1,675
Hotel franchise finance	3,785	—	30	—	30	—	3,815
Other CRE - non-owner occupied	6,097	—	2	—	2	243	6,342
Residential	12,818	45	10	—	55	88	12,961
Residential - EBO	463	107	76	326	509	—	972
Construction and land development	4,412	—	—	—	—	56	4,468
Other	172	1	—	—	1	1	174
Total loans	$52,599	$157	$118	$326	$601	$476	$53,676

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the three months ended March 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Warehouse lending
Pass	$81	$170	$562	$267	$—	$249	$6,857	$8,186
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$81	$170	$562	$267	$—	$249	$6,857	$8,186
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$11	$179	$93	$199	$140	$976	$—	$1,598
Special mention	—	—	—	7	—	11	—	18
Classified	—	—	—	—	—	5	—	5
Total	$11	$179	$93	$206	$140	$992	$—	$1,621
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$266	$1,278	$446	$256	$87	$52	$905	$3,290
Special mention	—	12	17	—	11	—	5	45
Classified	2	23	10	40	—	—	17	92
Total	$268	$1,313	$473	$296	$98	$52	$927	$3,427
Current period gross charge-offs	$—	$6.5	$—	$5.5	$0.1		$—	$12.1

Equity fund resources
Pass	$—	$4	$27	$7	$44	$2	$780	$864
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	—	—	—	—	—	1
Total	$—	$5	$27	$7	$44	$2	$780	$865
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$566	$2,069	$850	$713	$295	$187	$5,179	$9,859
Special mention	—	1	—	7	1	—	1	10
Classified	—	12	199	57	18	3	1	290
Total	$566	$2,082	$1,049	$777	$314	$190	$5,181	$10,159
Current period gross charge-offs	$—	$—	$0.5	$—	$—	$0.3	$0.1	$0.9

CRE - owner occupied
Pass	$80	$216	$187	$316	$286	$503	$27	$1,615
Special mention	—	—	—	1	—	1	—	2
Classified	—	2	—	12	2	4	—	20
Total	$80	$218	$187	$329	$288	$508	$27	$1,637
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$303	$1,044	$483	$1,074	$391	$325	$132	$3,752
Special mention	—	97	—	45	—	—	—	142
Classified	—	—	—	—	—	—	—	—
Total	$303	$1,141	$483	$1,119	$391	$325	$132	$3,894
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the three months ended March 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$296	$993	$1,168	$1,593	$547	$480	$512	$5,589
Special mention	12	64	70	67	—	2	—	215
Classified	18	42	234	252	28	13	—	587
Total	$326	$1,099	$1,472	$1,912	$575	$495	$512	$6,391
Current period gross charge-offs	$—	$—	$10.9	$3.6	$—	$—	$—	$14.5

Residential
Pass	$101	$739	$225	$3,311	$7,423	$1,176	$29	$13,004
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	14	9	—	—	23
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(20)
Total	$101	$739	$225	$3,325	$7,432	$1,176	$29	$13,007
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$—	$4	$18	$12	$189	$695	$—	$918
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$4	$18	$12	$189	$695	$—	$918
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$218	$840	$504	$1,167	$55	$3	$1,555	$4,342
Special mention	10	—	—	16	—	—	—	26
Classified	—	—	38	85	—	—	—	123
Total	$228	$840	$542	$1,268	$55	$3	$1,555	$4,491
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$1	$22	$1	$8	$22	$67	$40	$161
Special mention	—	—	—	—	—	2	—	2
Classified	—	—	—	—	—	2	—	2
Total	$1	$22	$1	$8	$22	$71	$40	$165
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total by Risk Category
Pass	$1,923	$7,558	$4,564	$8,923	$9,479	$4,715	$16,016	$53,178
Special mention	22	174	87	143	12	16	6	460
Classified	20	80	481	460	57	27	18	1,143
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(20)
Total	$1,965	$7,812	$5,132	$9,526	$9,548	$4,758	$16,040	$54,761
Current period gross charge-offs	$—	$6.5	$11.4	$9.1	$0.1	$0.3	$0.1	$27.5

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024 and gross charge-offs for the three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Warehouse lending
Pass	$205	$545	$264	$—	$278	$—	$6,915	$8,207
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$205	$545	$264	$—	$278	$—	$6,915	$8,207
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$175	$89	$195	$144	$160	$833	$1	$1,597
Special mention	—	—	7	—	11	—	—	18
Classified	—	—	—	—	—	5	—	5
Total	$175	$89	$202	$144	$171	$838	$1	$1,620
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$1,378	$475	$301	$89	$—	$61	$903	$3,207
Special mention	26	15	16	11	—	—	7	75
Classified	30	7	45	3	—	—	16	101
Total	$1,434	$497	$362	$103	$—	$61	$926	$3,383
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Equity fund resources
Pass	$6	$78	$24	$32	$2	$—	$741	$883
Special mention	—	—	—	—	—	—	—	—
Classified	1	—	—	—	—	—	—	1
Total	$7	$78	$24	$32	$2	$—	$741	$884
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$2,217	$973	$801	$324	$75	$155	$4,456	$9,001
Special mention	1	—	38	1	—	—	3	43
Classified	11	86	10	18	2	4	—	131
Total	$2,229	$1,059	$849	$343	$77	$159	$4,459	$9,175
Current period gross charge-offs	$—	$—	$0.1	$2.0	$—	$0.1	$0.1	$2.3

CRE - owner occupied
Pass	$231	$159	$323	$298	$146	$465	$29	$1,651
Special mention	2	—	1	1	—	1	—	5
Classified	—	—	12	3	—	4	—	19
Total	$233	$159	$336	$302	$146	$470	$29	$1,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Hotel franchise finance
Pass	$1,036	$522	$1,204	$405	$33	$342	$132	$3,674
Special mention	98	—	14	—	—	—	—	112
Classified	—	—	29	—	—	—	—	29
Total	$1,134	$522	$1,247	$405	$33	$342	$132	$3,815
Current period gross charge-offs	$—	$—	$—	$1.4	$—	$1.5	$—	$2.9

Other CRE - non-owner occupied
Pass	$1,056	$1,388	$1,589	$557	$250	$264	$588	$5,692
Special mention	75	—	59	—	2	2	—	138
Classified	34	244	173	48	12	1	—	512
Total	$1,165	$1,632	$1,821	$605	$264	$267	$588	$6,342
Current period gross charge-offs	$—	$—	$—	$5.0	$—	$—	$—	$5.0

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024 and gross charge-offs for the three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Residential
Pass	$659	$231	$3,331	$7,519	$762	$421	$28	$12,951
Special mention	—	—	—	—	—	—	—	—
Classified	—	2	41	33	4	8	—	88
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$659	$233	$3,372	$7,552	$766	$429	$28	$12,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$15	$12	$200	$447	$297	$—	$972
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$15	$12	$200	$447	$297	$—	$972
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$798	$525	$1,526	$62	$2	$—	$1,487	$4,400
Special mention	—	—	—	—	—	—	—	—
Classified	—	38	30	—	—	—	—	68
Total	$798	$563	$1,556	$62	$2	$—	$1,487	$4,468
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$24	$—	$8	$2	$13	$72	$52	$171
Special mention	—	—	—	—	—	1	—	1
Classified	1	—	—	—	—	1	—	2
Total	$25	$—	$8	$2	$13	$74	$52	$174
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total by Risk Category
Pass	$7,786	$5,000	$9,578	$9,632	$2,168	$2,910	$15,332	$52,406
Special mention	202	15	135	13	13	4	10	392
Classified	77	377	340	105	18	23	16	956
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$8,065	$5,392	$10,053	$9,750	$2,199	$2,937	$15,358	$53,676
Current period gross charge-offs	$—	$—	$0.1	$8.4	$—	$1.6	$0.1	$10.2

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at March 31, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$5	$1	$18	$24	0.7%
Other commercial and industrial	—	—	85	85	0.8
Other CRE - non-owner occupied	46	—	107	153	2.4
Construction and land development	—	—	37	37	0.8
Total	$51	$1	$247	$299	0.5%

	Amortized Cost Basis at March 31, 2024
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$30	$30	1.0%
Other commercial and industrial	8	—	—	8	0.1
CRE - owner occupied	31	—	—	31	1.8
Construction and land development	39	—	—	39	0.8
Total	$78	$—	$30	$108	0.2%
The performance of these modified loans is monitored for 12 months following the modification. As of March 31, 2025, modified loans of $135 million were current with contractual payments and $164 million were on nonaccrual status. As of December 31, 2024, modified loans of $128 million were current with contractual payments and $169 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the three months ended March 31, 2025, and 2024, the Company completed modifications of EBO loans with an amortized cost of $147 million and $90 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of March 31, 2025, modified EBO loans consisted of $37 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2025			December 31, 2024
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$5	$5	$—	$5	$5
Tech & innovation	—	3	3	—	5	5
Other commercial and industrial	—	49	49	—	11	11
CRE - owner occupied	18	—	18	16	—	16
Hotel franchise finance	—	—	—	29	—	29
Other CRE - non-owner occupied	587	—	587	474	—	474
Construction and land development	123	—	123	67	—	67
Total	$728	$57	$785	$586	$21	$607

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2025.
Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of March 31, 2025.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended March 31, 2025
	Balance, December 31, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2025
	(in millions)
Warehouse lending	$6.4	$(0.1)	$—	$—	$6.3
Municipal & nonprofit	14.7	0.1	—	—	14.8
Tech & innovation	55.9	0.2	12.1	(0.9)	44.9
Equity fund resources	1.6	(0.2)	—	—	1.4
Other commercial and industrial	77.8	14.7	0.9	(0.1)	91.7
CRE - owner occupied	3.4	0.2	—	(0.1)	3.7
Hotel franchise finance	35.3	(2.7)	—	(0.6)	33.2
Other CRE - non-owner occupied	134.4	18.2	14.5	—	138.1
Residential	19.7	—	—	—	19.7
Residential - EBO	—	—	—	—	—
Construction and land development	21.3	10.7	—	—	32.0
Other	3.3	(0.5)	—	—	2.8
Total	$373.8	$40.6	$27.5	$(1.7)	$388.6

	Three Months Ended March 31, 2024
	Balance, December 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2024
	(in millions)
Warehouse lending	$5.8	$1.5	$—	$—	$7.3
Municipal & nonprofit	14.7	(0.8)	—	—	13.9
Tech & innovation	42.1	5.9	—	—	48.0
Equity fund resources	1.3	(0.1)	—	—	1.2
Other commercial and industrial	81.4	(12.4)	2.3	(0.4)	67.1
CRE - owner occupied	6.0	0.2	—	—	6.2
Hotel franchise finance	33.4	5.3	2.9	—	35.8
Other CRE - non-owner occupied	96.0	13.7	5.0	—	104.7
Residential	23.1	(1.0)	—	—	22.1
Residential - EBO	—	—	—	—	—
Construction and land development	30.4	1.5	—	—	31.9
Other	2.5	(0.4)	—	—	2.1
Total	$336.7	$13.4	$10.2	$(0.4)	$340.3
Accrued interest receivable of $266 million and $272 million at March 31, 2025 and December 31, 2024, respectively, was excluded from the estimate of credit losses. Whereas, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $1.3 million and $1.5 million as of March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, beginning of period	$39.5	$31.6
(Recovery of) provision for credit losses	(4.4)	1.5
Balance, end of period	$35.1	$33.1
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	March 31, 2025
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$8,186	$—	$8,186	$6.3	$—	$6.3
Municipal & nonprofit	1,616	5	1,621	14.4	0.4	14.8
Tech & innovation	3,337	90	3,427	35.0	9.9	44.9
Equity fund resources	865	—	865	1.4	—	1.4
Other commercial and industrial	9,874	285	10,159	80.4	11.3	91.7
CRE - owner occupied	1,619	18	1,637	3.7	—	3.7
Hotel franchise finance	3,894	—	3,894	33.2	—	33.2
Other CRE - non-owner occupied	5,804	587	6,391	90.8	47.3	138.1
Residential	13,007	—	13,007	19.7	—	19.7
Residential EBO	918	—	918	—	—	—
Construction and land development	4,368	123	4,491	32.0	—	32.0
Other	163	2	165	2.8	—	2.8
Total	$53,651	$1,110	$54,761	$319.7	$68.9	$388.6

	December 31, 2024
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Warehouse lending	$8,207	$—	$8,207	$6.4	$—	$6.4
Municipal & nonprofit	1,615	5	1,620	14.1	0.6	14.7
Tech & innovation	3,283	100	3,383	33.6	22.3	55.9
Equity fund resources	884	—	884	1.6	—	1.6
Other commercial and industrial	9,047	128	9,175	75.5	2.3	77.8
CRE - owner occupied	1,658	17	1,675	3.4	—	3.4
Hotel franchise finance	3,786	29	3,815	35.3	—	35.3
Other CRE - non-owner occupied	5,830	512	6,342	90.3	44.1	134.4
Residential	12,961	—	12,961	19.7	—	19.7
Residential EBO	972	—	972	—	—	—
Construction and land development	4,401	67	4,468	21.3	—	21.3
Other	173	1	174	3.3	—	3.3
Total	$52,817	$859	$53,676	$304.5	$69.3	$373.8

Loan Purchases and Sales
Loan purchases during the three months ended March 31, 2025 and 2024 totaled $335 million and $389 million, respectively, which primarily consisted of residential and commercial and industrial loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three months ended March 31, 2025 and 2024.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or completion of a loan modification and have demonstrated sustained performance for a period of time. The Company repurchased $127 million and $83 million of such EBO loans during the three months ended March 31, 2025 and 2024, respectively. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the three months ended March 31, 2025, the Company sold loans with a carrying value of approximately $218 million and recognized a net loss of $2.6 million on these loan sales. During the three months ended March 31, 2024, the Company sold loans with a carrying value of approximately $148 million and recognized charge-offs of $1.4 million and a net loss of $4.9 million related to these loan sales.
5. MORTGAGE SERVICING RIGHTS
The following table presents changes in the fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, beginning of period	$1,127	$1,124
Additions from loans sold with servicing rights retained	260	189
Carrying value of MSRs sold	(83)	(156)
Change in fair value	(20)	60
Realization of cash flows	(43)	(39)
Balance, end of period	$1,241	$1,178

Unpaid principal balance of mortgage loans serviced for others	$70,563	$65,620
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three months ended March 31, 2025, the Company sold MSRs related to a portfolio of loans with a total UPB of $8.7 billion and recognized a net loss of $0.3 million on these sales. During the three months ended March 31, 2024, the Company sold MSRs related to a portfolio of loans with a total UPB of $10.8 billion and recognized a net gain of $2.7 million on these sales. As of March 31, 2025 and December 31, 2024, the Company had a remaining receivable balance of $12 million and $37 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $59.0 million for the three months ended March 31, 2025 and $67.0 million for the three months ended March 31, 2024. Early payoff fee income totaled $4.4 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of March 31, 2025 and December 31, 2024, net servicing advances totaled $66 million and $84 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in the below inputs that are used to determine fair value:

March 31, 2025
(in millions)
Fair value of mortgage servicing rights	$1,241
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(88)
Favorable change	71
Option adjusted spread change of 50 basis points
Increase	(27)
Decrease	28
Conditional prepayment rate change of 1%
Increase	(37)
Decrease	41
Cost to service change of 10%
Increase	(11)
Decrease	14
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
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. At March 31, 2025 and December 31, 2024, the Company had a repossessed asset balance of $51 million and $52 million, respectively, net of a valuation allowance of $5 million, as of each date.
The majority of the repossessed asset balance at March 31, 2025 and December 31, 2024 related to a single office property. The Company held five properties at March 31, 2025 and December 31, 2024.

7. DEPOSITS
The table below summarizes deposits by type:

	March 31, 2025	December 31, 2024
	(in millions)
Non-interest bearing deposits	$22,009	$18,846
Interest bearing:
Demand accounts	15,507	15,878
Savings and money market accounts	21,728	21,208
Time certificates of deposit ($250,000 or more)	1,703	1,640
Other time deposits (1)	8,375	8,769
Total deposits	$69,322	$66,341
(1)    Retail brokered time deposits over $250,000 of $5.3 billion and $5.6 billion as of March 31, 2025 and December 31, 2024, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
A summary of the contractual maturities for all time deposits as of March 31, 2025 is as follows:

(in millions)
2025	$8,519
2026	1,532
2027	22
2028	3
2029	2
Thereafter	—
Total	$10,078
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At March 31, 2025 and December 31, 2024, the Company held wholesale brokered deposits of $6.2 billion and $6.9 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks, which offer products that qualify large deposits for FDIC insurance. At March 31, 2025, the Company had $13.3 billion of reciprocal deposits, compared to $14.0 billion at December 31, 2024.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $24.1 billion and $20.7 billion at March 31, 2025 and December 31, 2024, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs included $129.9 million and $131.2 million in deposit related costs on these deposits for the three months ended March 31, 2025 and 2024, respectively.

8. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	March 31, 2025	December 31, 2024
	(in millions)
Short-Term:
FHLB advances	$2,500	$3,100
Repurchase agreements	7	14
Secured borrowings	29	37
Total short-term borrowings	$2,536	$3,151
Long-Term:
FHLB advances	$1,200	$2,000
Credit linked notes, net	415	422
Total long-term borrowings	$1,615	$2,422
Total other borrowings	$4,151	$5,573
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains uncommitted overnight federal fund lines of credit, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. There were no outstanding borrowings on federal fund lines of credit as of March 31, 2025.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged at the time of the borrowing, generally consisting of investment securities and loans. As of March 31, 2025 and December 31, 2024, the Company had additional available credit with the FHLB of approximately $10.0 billion and $8.7 billion respectively. The weighted average rate on short-term FHLB advances was 4.65% and 4.77% as of March 31, 2025 and December 31, 2024, respectively.
Total available credit with the FRB was $12.3 billion and $12.4 billion as of March 31, 2025 and December 31, 2024, respectively, of which no amounts were drawn.
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
As of March 31, 2025 and December 31, 2024, the Company had access to approximately $2.3 billion in uncommitted warehouse funding, of which no amounts were drawn.
Other repurchase facilities include overnight customer repurchase agreements. The total carrying value of these repurchase agreements was $7 million and $14 million as of March 31, 2025 and December 31, 2024, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.67% and 6.30% as of March 31, 2025 and December 31, 2024, respectively.

Long-Term Borrowings
FHLB Advances
The Company also enters into long-term advances with the FHLB. The Company's borrowing capacity is determined based on the collateral pledged at the time of the borrowing, consisting of the same pools of investment securities and loans pledged for the short-term FHLB advances. The interest rates on these advances are based on daily SOFR plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest plus a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advance. After three months from the inception date of the advances, prepayments are no longer subject to the make-whole provision. The weighted average rate on these long-term FHLB advances was 4.80% and 4.85% as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, the Company exercised its call option and redeemed $2.0 billion of these long-term FHLB advances.
The Company's outstanding long-term FHLB advances are detailed in the tables below:

March 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	January 30, 2025	April 30, 2026	SOFR + 0.39%	$500
FHLB advance	January 31, 2025	April 30, 2026	SOFR + 0.39%	700
Total				$1,200

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	November 22, 2024	February 24, 2026	SOFR + 0.35%	$500
FHLB advance	December 5, 2024	March 5, 2026	SOFR + 0.35%	1,000
FHLB advance	December 19, 2024	March 19, 2026	SOFR + 0.38%	500
Total				$2,000
Credit Linked Notes
The Company entered into credit linked note transactions that effectively transfer the risk of first losses on reference pools of the Company's loans purchased under its residential mortgage purchase program to the purchasers of the notes. The principal and interest payable on these notes may be reduced by a portion of the Company's loss on such loans if one of the following occurs with respect to a covered loan: (i) realized losses incurred by the Company on a loan following a liquidation of the loan or certain other events, or (ii) a modification of the loan resulting in a reduction in payments. The aggregate losses, if any, for each payment date will be allocated to reduce the class principal amount and (for modifications) the current interest of the notes in reverse order of class priority. Losses on residential mortgages have not generally been significant. Monthly principal payments on the notes are based on the principal payments of the underlying mortgages.

The Company's outstanding credit linked note issuances are detailed in the tables below:

March 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$83	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	168	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	177	2
Total				$428	$7

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$84	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	170	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	180	2
Total				$434	$7
(1)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.7 billion as of March 31, 2025 and December 31, 2024.
(2)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.4 billion as of March 31, 2025 and December 31, 2024.
(3)    There are six classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.5 billion as of March 31, 2025 and December 31, 2024.

9. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

March 31, 2025
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
The carrying value of all subordinated debt issuances totaled $820 million at March 31, 2025 and December 31, 2024.
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
The carrying value of junior subordinated debt was $78 million and $79 million as of March 31, 2025 and December 31, 2024, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of March 31, 2025 and December 31, 2024 was 6.89% and 6.90%, respectively.
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

10. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period and stock grants made to non-employee WAL directors generally vest over one year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2025 was $48.0 million, compared to $44.8 million for the three months ended March 31, 2024. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2025, the Company recognized $12.1 million in stock-based compensation expense related to employee and WAL director stock grants, compared to $12.1 million for the three months ended March 31, 2024.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. For the 2025 and 2024 awards, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, and relative TSR performance. For the 2023 award, the performance measures are based on achievement of a specified cumulative EPS target and a TSR performance factor. The number of shares issued will vary based on the performance measures that are achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense related to these performance stock units of $1.6 million and $1.0 million, respectively.
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
Cash Settled Restricted Stock Units
The Company grants cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense of $0.3 million and $0.1 million, respectively, related to these awards.
Deferred Stock Units
In 2024, the Company began granting deferred stock unit awards to certain members of its management team, which are intended to provide supplemental executive retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards granted during the three months ended March 31, 2025 was $1.5 million. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the three months ended March 31, 2025, the Company recognized $1.6 million in stock-based compensation expense related to these stock grants. There were no such units outstanding during the three months ended March 31, 2024.

Preferred Stock
The Company issued and has outstanding 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). The dividend rate resets every five years beginning on September 30, 2026 to the five-year treasury rate as of the most recent reset dividend determination date plus 3.452%. The Series A preferred stock is redeemable at the Company's option on or after September 30, 2026, on any dividend payment date at a redemption price of $10,000 per share and only participates in the undistributed earnings of the Company if a dividend is declared. During the three months ended March 31, 2025 and 2024, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million.
Cash Dividend on Common Shares
During the three months ended March 31, 2025, the Company declared and paid a quarterly cash dividend of $0.38 per share, for a total dividend payment to stockholders of $41.8 million. During the three months ended March 31, 2024, the Company declared and paid a quarterly cash dividend of $0.37 per share for a total dividend payment to stockholders of $40.7 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2025, the Company purchased treasury shares of 121,485 at a weighted average price of $89.01 per share. During the three months ended March 31, 2024, the Company purchased treasury shares of 122,597, at a weighted average price of $61.55 per share.
Noncontrolling Interest
BW Series B Preferred Stock Issuance
On March 24, 2025, the Company, WAB, and BW entered into a purchase agreement pursuant to which BW issued and sold an aggregate of 300,000 shares of 9.500% Fixed-Rate Reset Non-Cumulative Exchangeable Perpetual Series B Preferred Stock, no par value per share, with a liquidation preference of $1,000 per share. Gross offering proceeds totaled $300 million, or $293 million net of issuance costs. The dividend rate resets every five years beginning on March 30, 2030 to the five-year treasury rate as of the most recent reset dividend determination date plus 5.402%. The Series B preferred stock is redeemable at BW's option on or after March 30, 2030, on any dividend payment date at the redemption price of $1,000 per share and only participates in the undistributed earnings of BW if a dividend is declared. The shares are conditionally exchangeable into 9.500% Fixed-Rate Reset Non-Cumulative Perpetual Series A Preferred Stock of WAB upon receipt of a directive from an appropriate federal regulatory authority upon the occurrence of certain specified exchange events.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding losses on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2024	$(534.7)	$(0.4)	$1.4	$—	$(533.7)
Other comprehensive income before reclassifications	55.7	—	1.1	—	56.8
Amounts reclassified from AOCI	(1.6)	—	—	—	(1.6)
Net current-period other comprehensive income	54.1	—	1.1	—	55.2
Balance, March 31, 2025	$(480.6)	$(0.4)	$2.5	$—	$(478.5)

Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
Other comprehensive loss before reclassifications	(44.9)	—	(0.5)	—	(45.4)
Amounts reclassified from AOCI	0.7	—	—	—	0.7
Net current-period other comprehensive loss	(44.2)	—	(0.5)	—	(44.7)
Balance, March 31, 2024	$(560.8)	$(0.3)	$2.3	$1.2	$(557.6)

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
As of March 31, 2025 and December 31, 2024, the Company did not have any outstanding cash flow hedges.
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
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on SOFR plus a spread adjustment.
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
The Company also had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and was being amortized over the remaining term. The terminated last-of-layer hedge basis adjustment was fully amortized as of December 31, 2024.
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

Fair Value Hedges
As of March 31, 2025 and December 31, 2024, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	March 31, 2025		December 31, 2024
	Carrying Value of Hedged Assets	Cumulative Fair Value Hedging Adjustment (1)	Carrying Value of Hedged Assets	Cumulative Fair Value Hedging Adjustment (1)
	(in millions)
Loans HFI, net of deferred loan fees and costs (2)	$4,316	$(32)	$4,320	$(96)
(1)Included in the carrying value of the hedged assets.
(2)Included portfolio layer method derivative instruments with $4.0 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $8.6 billion and $8.7 billion) as of March 31, 2025 and December 31, 2024, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $20 million and $78 million as of March 31, 2025 and December 31, 2024, respectively.
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

	Three Months Ended March 31,
	2025		2024
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income	$(63.7)	$63.9	$72.0	$(72.5)
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized less than $0.1 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the three months ended March 31, 2025 and $3.0 million related to its discontinued last-of-layer hedges during the three months ended March 31, 2024.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of March 31, 2025, December 31, 2024, and March 31, 2024. The change in the notional amounts of these derivatives from March 31, 2024 to March 31, 2025 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	March 31, 2025			December 31, 2024			March 31, 2024
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$4,335	$38	$6	$4,344	$97	$—	$3,884	$67	$—
Total	$4,335	$38	$6	$4,344	$97	$—	$3,884	$67	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	$99	$1	$—	$69	$1	$1	$165	$1	$1
Forward contracts	28,268	21	55	21,731	81	48	13,970	17	30
Futures contracts (1)	14,715	—	—	13,200	—	—	10,120	—	—
Interest rate lock commitments	2,689	14	1	2,396	5	7	1,810	10	1
Interest rate contracts	7,169	24	26	6,336	19	20	3,890	20	21
Risk participation agreements	182	—	—	99	—	—	75	—	—
Equity warrants	61	31	—	59	30	—	57	18	—
Total	$53,183	$91	$82	$43,890	$136	$76	$30,087	$66	$53
Margin	—	156	(31)	—	72	3	—	139	8
Total, including margin	$53,183	$247	$51	$43,890	$208	$79	$30,087	$205	$61
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	March 31, 2025			December 31, 2024			March 31, 2024
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$—	$—	$—	$1	$—	$1	$1	$—	$1
Forward contracts	21	—	21	81	—	81	17	—	17
Interest rate contracts	41	—	41	106	—	106	84	—	84
Margin	156	—	156	72	—	72	139	—	139
Netting	—	(32)	(32)	—	(52)	(52)	—	(33)	(33)
	$218	$(32)	$186	$260	$(52)	$208	$241	$(33)	$208
Liabilities
Foreign currency contracts	$—	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Forward contracts	(53)	—	(53)	(47)	—	(47)	(29)	—	(29)
Interest rate contracts	(21)	—	(21)	(6)	—	(6)	(2)	—	(2)
Margin	31	—	31	(3)	—	(3)	(8)	—	(8)
Netting	—	32	32	—	52	52	—	33	33
	$(43)	$32	$(11)	$(56)	$52	$(4)	$(40)	$33	$(7)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$—	$—	$—	$—	$—	$—
Interest rate lock commitments	14	—	14	5	—	5	10	—	10
Interest rate contracts	21	—	21	10	—	10	3	—	3
Equity warrants	31	—	31	30	—	30	18	—	18
	$67	$—	$67	$45	$—	$45	$31	$—	$31
Liabilities
Foreign currency contracts	$—	$—	$—	$(1)	$—	$(1)	$—	$—	$—
Forward contracts	(2)	—	(2)	(1)	—	(1)	(1)	—	(1)
Interest rate lock commitments	(1)	—	(1)	(7)	—	(7)	(1)	—	(1)
Interest rate contracts	(11)	—	(11)	(14)	—	(14)	(19)	—	(19)
	$(14)	$—	$(14)	$(23)	$—	$(23)	$(21)	$—	$(21)
Total derivatives and margin
Assets	$285	$(32)	$253	$305	$(52)	$253	$272	$(33)	$239
Liabilities	(57)	32	(25)	(79)	52	(27)	(61)	33	(28)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$15.0	$(8.1)
Forward contracts	(55.6)	16.7
Interest rate contracts	—	(2.2)
Other contracts	3.5	0.7
Net (loss) gain on derivatives	$(37.1)	$7.1

Net loan servicing revenue:
Forward contracts	$7.4	$(16.3)
Futures contracts	(5.8)	10.7
Interest rate contracts	26.3	(36.3)
Net gain (loss) on derivatives	$27.9	$(41.9)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At March 31, 2025, December 31, 2024, and March 31, 2024 collateral pledged by the Company to counterparties for its derivatives totaled $194 million, $117 million, and $146 million, respectively.
13. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Weighted average shares - basic	108.8	108.5
Dilutive effect of stock awards	0.8	0.5
Weighted average shares - diluted	109.6	109.0
Net income available to common stockholders	$195.9	$174.2

Earnings per Common Share:
Basic	$1.80	$1.61
Diluted	1.79	1.60

14. INCOME TAXES
The Company's effective tax rate was 19.2% and 23.5% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease in nondeductible insurance premiums and an increase in investment tax credit benefits.
As of March 31, 2025, the net DTA balance totaled $272 million, a decrease of $9 million from $281 million at December 31, 2024. This overall decrease in the net DTA was primarily the result of increases in the MSR DTL and the fair market value of AFS securities, which were partially offset by an increase in credit carryovers.
Although realization is not assured, the Company believes that the realization of the recognized net DTA of $272 million at March 31, 2025 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2025 and December 31, 2024, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $591 million and $606 million as of March 31, 2025 and December 31, 2024, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $317 million and $320 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025 and 2024, the Company recognized $17.6 million and $19.7 million, respectively, of tax credits related to LIHTC investments. For the three months ended March 31, 2025 and 2024, amortization related to LIHTC investments of $15.1 million and $18.6 million, respectively, was recognized as a component of income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $797 at March 31, 2025 and $860 at December 31, 2024	$13,197	$13,546
Credit card commitments and financial guarantees	670	585
Letters of credit, including unsecured letters of credit of $2 at March 31, 2025 and December 31, 2024	465	437
Total	$14,332	$14,568
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $35.1 million and $39.5 million as of March 31, 2025 and December 31, 2024, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 14. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $6 million as of March 31, 2025 and December 31, 2024.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 44% and 43% of the Company's HFI loan portfolio as of March 31, 2025 and December 31, 2024, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of March 31, 2025 and December 31, 2024, CRE related loans accounted for approximately 30% of total loans. Approximately 15% and 16% of CRE loans, excluding construction and land loans, were owner-occupied as of March 31, 2025 and December 31, 2024, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of March 31, 2025 and December 31, 2024.
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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Unrealized gains (losses)	$1.5	$(0.7)
Changes included in OCI, net of tax	1.1	(0.5)
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
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2025	(in millions)
Assets:
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$6,555	$—	$6,555
U.S. Treasury securities	4,016	—	—	4,016
Private label residential MBS	—	958	—	958
CLO	—	876	—	876
Tax-exempt	—	825	—	825
Commercial MBS issued by GSEs and GNMA	—	546	—	546
Corporate debt securities	—	385	—	385
Other	30	40	—	70
Total AFS debt securities	$4,046	$10,185	$—	$14,231
Equity securities
Preferred stock	$86	$—	$—	$86
CRA investments	27	—	—	27
Total equity securities	$113	$—	$—	$113
Loans HFS (2)	$—	$3,175	$3	$3,178
Mortgage servicing rights	—	—	1,241	1,241
Derivative assets (1)	—	84	45	129
Liabilities:
Junior subordinated debt (3)	$—	$—	$63	$63
Derivative liabilities (1)	—	87	1	88
(1)See "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $32 million as of March 31, 2025 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $156 million and $(31) million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2024	(in millions)
Assets:
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$5,831	$—	$5,831
U.S. Treasury securities	4,383	—	—	4,383
Private label residential MBS	—	947	—	947
Tax-exempt	—	845	—	845
CLO	—	570	—	570
Commercial MBS issued by GSEs and GNMA	—	437	—	437
Corporate debt securities	—	386	—	386
Other	2	67	—	69
Total AFS debt securities	$4,385	$9,083	$—	$13,468
Equity securities
Preferred stock	$91	$—	$—	$91
CRA investments	26	—	—	26
Total equity securities	$117	$—	$—	$117
Loans - HFS (2)	$—	$2,240	$4	$2,244
Mortgage servicing rights	—	—	1,127	1,127
Derivative assets (1)	—	198	35	233
Liabilities:
Junior subordinated debt (3)	$—	$—	$65	$65
Derivative liabilities (1)	—	69	7	76
(1)See "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $96 million as of December 31, 2024 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $72 million and $3 million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2025	2024
	(in millions)
Beginning balance	$(64.7)	$(62.8)
Change in fair value (1)	1.5	(0.7)
Ending balance	$(63.2)	$(63.5)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $1.1 million and $(0.5) million for three months ended March 31, 2025 and 2024, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$63	Discounted cash flow	Implied credit rating of the Company	7.69%

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65	Discounted cash flow	Implied credit rating of the Company	7.43%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2025 and December 31, 2024 was the implied credit risk for the Company. The implied credit risk spread as of March 31, 2025 and December 31, 2024 was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes.

As of March 31, 2025, the Company estimates the discount rate at 7.69%, which represents an implied credit spread of 3.40% plus three-month SOFR (4.29%). As of December 31, 2024, the Company estimated the discount rate at 7.43%, which was a 3.12% credit spread plus three-month SOFR (4.31%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended March 31, 2025
	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,127	$(2)
Purchases and additions	260	5,742
Sales and payments	(83)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(5,733)
Change in fair value	(20)	6
Realization of cash flows	(43)	—
Balance, end of period	$1,241	$13
Changes in unrealized gains for the period (2)	$(19)	$13

	Three Months Ended March 31, 2024
	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,124	$18
Purchases and additions	189	4,060
Sales and payments	(156)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(4,067)
Change in fair value	60	(1)
Realization of cash flows	(39)	—
Balance, end of period	$1,178	$10
Changes in unrealized gains for the period (2)	$46	$10
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		March 31, 2025
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	142 - 248	227
	Conditional prepayment rate (1)	8.8% - 20.5%	15.2%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	34.9
	Cost to service	$75 - $95	$82
IRLCs:	Servicing fee multiple	4.2 - 6.2	5.1
	Pull-through rate	75% - 100%	89%

		December 31, 2024
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	21 - 315	237
	Conditional prepayment rate (1)	8.4% - 19.0%	14.0%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	36.4
	Cost to service	$75 - $95	$82
IRLCs:	Servicing fee multiple	4.3 - 6.4	5.3
	Pull-through rate	76% - 100%	92%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	March 31, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$3,175	$3,065	$110	$2,244	$2,195	$49
90 days or more delinquent	3	3	—	—	—	—
Total	$3,178	$3,068	$110	$2,244	$2,195	$49

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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of March 31, 2025:
Loans HFI	$735	$—	$—	$735
Other assets acquired through foreclosure	51	—	—	51
As of December 31, 2024:
Loans HFI	$561	$—	$—	$561
Other assets acquired through foreclosure	52	—	—	52
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2025	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$735	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	51	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

	December 31, 2024	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$561	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	52	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $735 million and $561 million at March 31, 2025 and December 31, 2024, respectively, net of a specific ACL of $50 million and $46 million at March 31, 2025 and December 31, 2024, respectively.

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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $51 million and $52 million of such assets at March 31, 2025 and December 31, 2024, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,536	$—	$1,359	$—	$1,359
AFS	14,231	4,046	10,185	—	14,231
Equity	113	113	—	—	113
Derivative assets (1)	129	—	84	45	129
Loans HFS	3,238	—	3,213	25	3,238
Loans HFI, net	54,372	—	—	54,134	54,134
Mortgage servicing rights	1,241	—	—	1,241	1,241
Accrued interest receivable	379	—	379	—	379
Financial liabilities:
Deposits	$69,322	$—	$69,364	$—	$69,364
Other borrowings	4,151	—	4,126	—	4,126
Qualifying debt	898	—	789	76	865
Derivative liabilities (1)	88	—	87	1	88
Accrued interest payable	143	—	143	—	143
(1)    Derivative assets and liabilities exclude margin of $156 million and $(31) million, respectively.

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,526	$—	$1,309	$—	$1,309
AFS	13,468	4,385	9,083	—	13,468
Equity securities	117	117	—	—	117
Derivative assets (1)	233	—	198	35	233
Loans HFS	2,286	—	2,259	27	2,286
Loans HFI, net	53,302	—	—	53,070	53,070
Mortgage servicing rights	1,127	—	—	1,127	1,127
Accrued interest receivable	362	—	362	—	362
Financial liabilities:
Deposits	$66,341	$—	$66,393	$—	$66,393
Other borrowings	5,573	—	5,545	—	5,545
Qualifying debt	899	—	789	78	867
Derivative liabilities (1)	76	—	69	7	76
Accrued interest payable	138	—	138	—	138
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at March 31, 2025 and December 31, 2024 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at March 31, 2025 and December 31, 2024.

17. SEGMENTS
Beginning with the annual period ending December 31, 2024, the Company adopted the guidance within ASU 2023-07, Segment Reporting (Topic 280), which expanded disclosure requirements for significant segment expenses and other segment items. In connection with the adoption of this guidance, the components that comprise net interest income, which include interest income, interest expense, and funds transfer pricing adjustments, are presented in separate line items in the reportable segment income statement tables below. Salaries and employee benefits are also presented separately as these expenses were previously included within total non-interest expense. Income statement information for prior periods was recast to conform to the current presentation.
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
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 25% during the period. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2025:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$19,147	$15	$—	$19,132
Loans HFS	3,238	—	3,238	—
Loans HFI, net of deferred fees and costs	54,761	32,529	22,232	—
Less: allowance for credit losses	(389)	(330)	(59)	—
Net loans HFI	54,372	32,199	22,173	—
Goodwill and other intangible assets, net	656	291	365	—
Other assets	5,630	341	2,104	3,185
Total assets	$83,043	$32,846	$27,880	$22,317
Liabilities:
Deposits	$69,322	$25,099	$37,636	$6,587
Borrowings and qualifying debt	5,049	7	30	5,012
Other liabilities	1,457	79	528	850
Total liabilities	75,828	25,185	38,194	12,449
Allocated equity:	7,215	3,441	2,355	1,419
Total liabilities and equity	$83,043	$28,626	$40,549	$13,868
Excess funds provided (used)	$—	$(4,220)	$12,669	$(8,449)

Income Statement:
Three Months Ended March 31, 2025:	(in millions)
Interest income	$1,095.6	$591.5	$285.2	$218.9
Interest expense	445.0	149.9	156.0	139.1
Funds transfer pricing	—	(131.7)	270.1	(138.4)
Net interest income (expense)	650.6	309.9	399.3	(58.6)
Provision for credit losses	31.2	31.3	5.0	(5.1)
Net interest income (expense) after provision for credit losses	619.4	278.6	394.3	(53.5)
Non-interest income	127.4	36.9	79.5	11.0
Salaries and employee benefits	182.4	44.2	43.1	95.1
Other non-interest expense (1)	318.0	124.7	266.7	(73.4)
Income (loss) before provision for income taxes	246.4	146.6	164.0	(64.2)
Income tax expense	47.3	22.4	25.2	(0.3)
Net income (loss)	$199.1	$124.2	$138.8	$(63.9)

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2024:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$19,191	$14	$—	$19,177
Loans HFS	2,286	—	2,286	—
Loans HFI, net of deferred fees and costs	53,676	31,544	22,132	—
Less: allowance for credit losses	(374)	(320)	(54)	—
Net loans HFI	53,302	31,224	22,078	—
Goodwill and other intangible assets, net	659	291	368	—
Other assets	5,496	367	1,923	3,206
Total assets	$80,934	$31,896	$26,655	$22,383
Liabilities:
Deposits	$66,341	$25,487	$33,767	$7,087
Borrowings and qualifying debt	6,472	15	37	6,420
Other liabilities	1,414	72	476	866
Total liabilities	74,227	25,574	34,280	14,373
Allocated equity:	6,707	2,727	1,899	2,081
Total liabilities and equity	$80,934	$28,301	$36,179	$16,454
Excess funds provided (used)	$—	$(3,595)	$9,524	$(5,929)

Income Statement:
Three Months Ended March 31, 2024:	(in millions)
Interest income	$1,055.0	$607.2	$252.5	$195.3
Interest expense	456.1	168.3	134.2	153.6
Funds transfer pricing	—	(150.3)	174.7	(24.4)
Net interest income	598.9	288.6	293.0	17.3
Provision for (recovery of) credit losses	15.2	15.3	(0.4)	0.3
Net interest income (expense) after provision for credit losses	583.7	273.3	293.4	17.0
Non-interest income	129.9	26.1	95.7	8.1
Salaries and employee benefits	154.9	34.8	37.5	82.6
Other non-interest expense (1)	326.9	120.6	258.7	(52.4)
Income (loss) before provision for income taxes	231.8	144.0	92.9	(5.1)
Income tax expense (benefit)	54.4	33.7	21.8	(1.1)
Net income (loss)	$177.4	$110.3	$71.1	$(4.0)
(1)    The composition of other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.
18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, and legal settlement service fees. These revenues totaled $23.0 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively. The Company had no material unsatisfied performance obligations as of March 31, 2025 or December 31, 2024.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) adverse financial market and economic conditions, including the effects of inflation and any recession in the United States, adverse developments in the financial services industry generally, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers, and any related impact on depositor behavior, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the military conflicts in Ukraine and the Middle East; 2) changes in interest rates and increased rate competition; 3) the discontinuation of or substantial changes to interest rate benchmarks utilized in our lending, borrowing and hedging activities; 4) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 5) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 6) exposure to natural and man-made disasters in markets that we operate and the impact of climate change and sustainability practices on us and our customers; 7) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events, and of governmental and societal responses thereto; 8) higher defaults on our loan portfolio than we expect; 9) increased foreclosures and ownership of real property; 10) changes in management's estimate of the adequacy of the allowance for credit losses; 11) dependency on real estate and events that negatively impact the real estate market; 12) concentrations in certain business lines or product types within our loan portfolio; 13) residual risk retained by us on reference pools covered by credit linked notes; 14) exposures related to the properties to which we acquire title; 15) ability to compete in a highly competitive market; 16) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful and supervisory actions by regulatory agencies which may limit our ability to pursue certain growth opportunities; 17) uncertainty associated with digital payment initiatives; 18) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 19) ability to meet capital adequacy and liquidity requirements and the sufficiency of liquidity; 20) dependence on low-cost deposits; 21) risks related to representations and warranties made on third-party loan sales; 22) ability to borrow from the FHLB or the FRB; 23) a change in our creditworthiness; 24) information security breaches; 25) reliance on third parties to provide key components of our infrastructure; 26) perpetration of fraud; 27) ability to implement and improve our controls and processes to keep pace with growth; 28) risk of operating in a highly regulated industry and our ability to remain in compliance; 29) ability to adapt to technological change; 30) failure to comply with state and federal banking agency laws and regulations; 31) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; 32) risks related to ownership and price of our preferred and common stock; 33) ability to continue to declare quarterly dividends; 34) additional regulatory requirements resulting from our continued growth; 35) management's estimates and projections of interest rates and interest rate policies; and 36) the execution of our business plan.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and “Risk Factors” in Part II, Item 1A of this Form 10-Q. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Recent Market and Banking Industry Developments
CRE Exposure
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 30% of total loans at March 31, 2025 and December 31, 2024. Approximately 15% and 16% of CRE loans, excluding construction and land loans, were owner occupied at March 31, 2025 and December 31, 2024, respectively, and less than 5% were non-owner occupied office loans at March 31, 2025 and December 31, 2024. As elevated focus on the evolving industry dynamics facing the CRE market have emerged over the past year, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit growth of its CRE portfolio, as further discussed in “Item 1. Business, Lending Activities – Asset Quality” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $14.5 million, which primarily related to office properties. While the Company believes that its increased monitoring efforts to provide earlier identification of potential stressed loans and proactive engagement with borrowers has helped the Company assess its credit related exposure to this portfolio segment and establish adequate reserve levels, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
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
Financial Results Highlights for the First Quarter of 2025
•Net income available to common stockholders of $195.9 million, compared to $174.2 million for the first quarter 2024
•Diluted earnings per share of $1.79, compared to $1.60 per share for the first quarter 2024
•Net revenue of $778.0 million, compared to $728.8 million for the first quarter 2024, with non-interest expense of $500.4 million, compared to $481.8 million for the first quarter 2024
•PPNR of $277.6 million, up 12.4% from $247.0 million in the first quarter 20241
•Total loans HFI of $54.8 billion, up $1.1 billion, or 2.0%, from December 31, 2024
•Total deposits of $69.3 billion, up $3.0 billion, or 4.5%, from December 31, 2024
•Total equity of $7.2 billion, an increase of $508 million from December 31, 2024
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.60% of total assets, compared to 0.65% at December 31, 2024
•Annualized net loan charge-offs to average loans outstanding of 0.20%, compared to 0.08% for the first quarter 2024
•Net interest margin of 3.47%, decreased from 3.60% in the first quarter 2024
•Tangible common equity ratio of 7.2%, consistent with December 31, 20241
•Book value per common share of $60.03, an increase of 3.1% from $58.24 at December 31, 2024
•Tangible book value per share, net of tax, of $54.10, an increase of $1.83, or 3.5%, from $52.27 at December 31, 20241
•Efficiency ratio of 63.5% in the first quarter 2025, compared to 65.2% in the first quarter 20241
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2025.
1 See Non-GAAP Financial Measures section beginning on page 62.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Net income	$199.1	$177.4
Net income available to common stockholders	195.9	174.2
Earnings per share - basic	1.80	1.61
Earnings per share - diluted	1.79	1.60
Return on average assets	0.97%	0.98%
Return on average equity	11.7	11.5
Return on average tangible common equity (1)	13.4	13.4
Net interest margin	3.47	3.60
(1) See Non-GAAP Financial Measures section beginning on page 62.

	March 31, 2025	December 31, 2024
	(in millions)
Total assets	$83,043	$80,934
Loans HFS	3,238	2,286
Loans HFI, net of deferred fees and costs	54,761	53,676
Investment securities, net of allowance for credit losses	15,868	15,095
Total deposits	69,322	66,341
Other borrowings	4,151	5,573
Qualifying debt	898	899
Total equity	7,215	6,707
Tangible common equity, net of tax (1)	5,973	5,755
(1) See Non-GAAP Financial Measures section beginning on page 62.
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

	March 31, 2025	December 31, 2024
	(dollars in millions)
Nonaccrual loans	$451	$476
Repossessed assets	51	52
Non-performing assets	681	528
Nonaccrual loans to funded loans	0.82%	0.89%
Nonaccrual and repossessed assets to total assets	0.60	0.65
Allowance for loan losses to funded loans	0.71	0.70
Allowance for credit losses to funded loans	0.77	0.77
Allowance for loan losses to nonaccrual loans	86	79
Allowance for credit losses to nonaccrual loans	94	87
Net charge-offs to average loans outstanding (1)	0.20	0.18
(1)Annualized on an actual/actual basis for the three months ended March 31, 2025. Actual year-to-date for the year ended December 31, 2024.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $83.0 billion at March 31, 2025 from $80.9 billion at December 31, 2024. The increase in total assets of $2.1 billion, or 2.6%, was primarily driven by an increase in deposits, which contributed to an increase in funded HFI and HFS loan growth of $1.1 billion and $952 million, respectively, and investment securities of $773 million, which was partially offset by a decrease in cash of $817 million.
Loans HFI increased $1.1 billion, or 2.0%, to $54.8 billion as of March 31, 2025, compared to $53.7 billion as of December 31, 2024. By loan type, commercial and industrial and commercial real estate loans increased $989 million and $134 million, respectively, from December 31, 2024. In addition, loans HFS increased $952 million from $2.3 billion as of December 31, 2024 primarily due to an increase in agency-conforming and non-EBO loans.
Total deposits increased $3.0 billion, or 4.5%, to $69.3 billion as of March 31, 2025 from $66.3 billion as of December 31, 2024. By type, the increase in deposits from December 31, 2024 was driven by increases of $3.2 billion and $520 million in non-interest bearing deposits and savings and money market accounts, respectively, partially offset by decreases of $371 million and $331 million in interest bearing demand deposits and certificates of deposit, respectively.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,095.6	$1,055.0	$40.6
Interest expense	445.0	456.1	(11.1)
Net interest income	650.6	598.9	51.7
Provision for credit losses	31.2	15.2	16.0
Net interest income after provision for credit losses	619.4	583.7	35.7
Non-interest income	127.4	129.9	(2.5)
Non-interest expense	500.4	481.8	18.6
Income before provision for income taxes	246.4	231.8	14.6
Income tax expense	47.3	54.4	(7.1)
Net income	199.1	177.4	21.7
Dividends on preferred stock	3.2	3.2	—
Net income available to common stockholders	$195.9	$174.2	$21.7
Earnings per share:
Basic	$1.80	$1.61	$0.19
Diluted	1.79	1.60	0.19

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net interest income	$650.6	$598.9
Total non-interest income	127.4	129.9
Net revenue	$778.0	$728.8
Total non-interest expense	500.4	481.8
Pre-provision net revenue	$277.6	$247.0
Less:
Provision for credit losses	31.2	15.2
Income tax expense	47.3	54.4
Net income	$199.1	$177.4
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which measures non-interest expense as a ratio of net revenue on a tax equivalent basis. Management uses this ratio as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Total non-interest expense	$500.4	$481.8
Less: Deposit costs	136.8	137.0
Total non-interest expense, excluding deposit costs	363.6	344.8
Divided by:
Total net interest income	650.6	598.9
Plus:
Tax equivalent interest adjustment	10.2	9.6
Total non-interest income	127.4	129.9
Less: Deposit costs	136.8	137.0
	$651.4	$601.4
Efficiency ratio - tax equivalent basis	63.5%	65.2%
Efficiency ratio - tax equivalent basis, adjusted for deposit costs	55.8	57.3

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

	March 31, 2025	December 31, 2024
	(dollars and shares in millions)
Total stockholders' equity	$7,215	$6,707
Less:
Goodwill and intangible assets	656	659
Preferred stock	295	295
Noncontrolling interest in subsidiary	293	—
Total tangible common stockholders' equity	5,971	5,753
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$5,973	$5,755

Total assets	$83,043	$80,934
Less: goodwill and intangible assets, net	656	659
Tangible assets	82,387	80,275
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$82,389	$80,277

Tangible common equity ratio	7.2%	7.2%
Common shares outstanding	110.4	110.1
Book value per common share	$60.03	$58.24
Tangible book value per common share, net of tax	54.10	52.27

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Net income available to common stockholders	$195.9	$174.2
Divided by:
Average stockholders' equity	$6,899	$6,184
Less:
Average goodwill and intangible assets	658	668
Average preferred stock	295	295
Average noncontrolling interest in subsidiary	16	—
Average tangible common equity	$5,930	$5,221
Return on average tangible common equity	13.4%	13.4%

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period that ended December 31, 2024. Accordingly, capital ratios and amounts for 2024 included a 25% capital benefit that resulted from the increased ACL related to the adoption of ASC 326. This capital benefit was fully phased out beginning in 2025.

	March 31, 2025	December 31, 2024
	(dollars in millions)
Common equity tier 1:
Common equity	$6,627	$6,425
Less:
Non-qualifying goodwill and intangibles	640	644
Disallowed deferred tax asset	40	4
AOCI related adjustments	(481)	(535)
Unrealized gain on changes in fair value liabilities	3	1
Common equity tier 1	$6,425	$6,311
Divided by: Risk-weighted assets	$57,699	$56,019
Common equity tier 1 ratio	11.1%	11.3%

Common equity tier 1	$6,425	$6,311
Plus: Preferred stock, trust preferred securities, and noncontrolling interest	669	376
Tier 1 capital	$7,094	$6,687
Divided by: Tangible average assets	$82,868	$82,691
Tier 1 leverage ratio	8.6%	8.1%

Total capital:
Tier 1 capital	$7,094	$6,687
Plus:
Subordinated debt	820	819
Adjusted allowances for credit losses	435	416
Tier 2 capital	$1,255	$1,235
Total capital	$8,349	$7,922
Total capital ratio	14.5%	14.1%

Classified assets to tier 1 capital plus allowance:
Classified assets	$1,195	$1,009
Divided by: Tier 1 capital	7,094	6,687
Plus: Adjusted allowances for credit losses	435	416
Total Tier 1 capital plus adjusted allowances for credit losses	$7,529	$7,103
Classified assets to tier 1 capital plus allowance	15.9%	14.2%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$4,300	$66.6	6.28%	$2,416	$39.1	6.51%
Loans HFI:
Commercial and industrial	22,831	365.8	6.56	18,745	345.7	7.48
CRE - non-owner occupied	10,011	175.1	7.10	9,468	185.1	7.87
CRE - owner occupied	1,880	28.7	6.30	1,808	26.8	6.06
Construction and land development	4,407	91.8	8.45	4,922	117.1	9.57
Residential real estate	14,346	152.2	4.30	14,722	157.0	4.29
Consumer	46	0.8	6.69	61	1.1	7.28
Total loans HFI (1), (2), (3)	53,521	814.4	6.20	49,726	832.8	6.77
Investment securities:
Taxable	13,020	143.5	4.47	10,717	121.1	4.54
Tax-exempt	2,255	24.5	5.52	2,205	22.9	5.24
Total investment securities (1)	15,275	168.0	4.63	12,922	144.0	4.66
Cash and other	4,083	46.6	4.63	2,953	39.1	5.33
Total interest earning assets	77,179	1,095.6	5.81	68,017	1,055.0	6.29
Non-interest earning assets
Cash and due from banks	331			285
Allowance for credit losses	(397)			(349)
Bank owned life insurance	1,015			186
Other assets	4,720			4,542
Total assets	$82,848			$72,681
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$15,870	$99.9	2.55%	$16,348	$122.0	3.00%
Savings and money market accounts	21,206	164.8	3.15	15,247	129.9	3.43
Certificates of deposit	10,018	113.6	4.60	10,129	128.7	5.11
Total interest bearing deposits	47,094	378.3	3.26	41,724	380.6	3.67
Short-term borrowings	1,722	20.8	4.89	3,715	53.8	5.82
Long-term debt	2,652	36.6	5.60	444	12.2	11.06
Qualifying debt	899	9.3	4.18	895	9.5	4.28
Total interest bearing liabilities	52,367	445.0	3.45	46,778	456.1	3.92
Interest cost of funding earning assets			2.34			2.69
Non-interest bearing liabilities
Non-interest bearing deposits	22,097			18,183
Other liabilities	1,485			1,536
Equity	6,899			6,184
Total liabilities and equity	$82,848			$72,681
Net interest income and margin (4)		$650.6	3.47%		$598.9	3.60%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $10.2 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Included in the yield computation are net loan fees of $23.8 million and $33.1 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2025 versus 2024
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$29.2	$(1.7)	$27.5
Loans HFI:
Commercial and industrial	65.5	(45.4)	20.1
CRE - non-owner occupied	9.5	(19.5)	(10.0)
CRE - owner-occupied	1.1	0.8	1.9
Construction and land development	(10.7)	(14.6)	(25.3)
Residential real estate	(4.0)	(0.8)	(4.8)
Consumer	(0.3)	—	(0.3)
Total loans HFI	61.1	(79.5)	(18.4)
Investment securities:
Taxable	25.4	(3.0)	22.4
Tax-exempt	0.5	1.1	1.6
Total investment securities	25.9	(1.9)	24.0
Cash and other	12.9	(5.4)	7.5
Total interest income	129.1	(88.5)	40.6

Interest expense:
Interest bearing demand accounts	(3.0)	(19.1)	(22.1)
Savings and money market accounts	46.3	(11.4)	34.9
Certificates of deposit	(1.3)	(13.8)	(15.1)
Total deposits	42.0	(44.3)	(2.3)
Short-term borrowings	(24.1)	(8.9)	(33.0)
Long-term debt	30.5	(6.1)	24.4
Qualifying debt	—	(0.2)	(0.2)
Total interest expense	48.4	(59.5)	(11.1)

Net change	$80.7	$(29.0)	$51.7
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2025, interest income totaled $1.1 billion, an increase of $40.6 million, or 3.8%, compared to $1.1 billion for the three months ended March 31, 2024. This increase was primarily the result of increases in interest income from loans HFS and investment securities of $27.5 million and $24.0 million, respectively, resulting from increases in the average balances of these assets of $1.9 billion and $2.4 billion, respectively. These increases were offset in part by a decrease in interest income from loans HFI of $18.4 million as lower loan yields outweighed the increase in the average balance of $3.8 billion.
For the three months ended March 31, 2025, interest expense totaled $445.0 million, a decrease of $11.1 million, or 2.4%, compared to $456.1 million for the three months ended March 31, 2024. The decrease in interest expense related to decreases in interest expense on other borrowings and deposits of $8.6 million and $2.3 million, respectively, due to lower rates, which were offset in part by an increase in average interest bearing deposits of $5.4 billion.
For the three months ended March 31, 2025, net interest income totaled $650.6 million, an increase of $51.7 million, or 8.6%, compared to $598.9 million for the three months ended March 31, 2024. The increase in net interest income was driven by an increase in average interest earning assets of $9.2 billion and lower rates on deposits, partially offset by lower yields on interest earning assets. The decrease in net interest margin of 13 basis points to 3.47% is largely the result of a decrease in rates that reduced yields on interest earning assets, partially offset by an increase in average interest earning assets compared to the same period in 2024.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended March 31, 2025, the Company recorded a provision for credit losses of $31.2 million, compared to $15.2 million for the three months ended March 31, 2024. The provision for credit losses for the three months ended March 31, 2025 is primarily reflective of net loan charge-offs of $25.8 million, HFI loan growth, and an incremental ACL build for CRE and construction loans resulting from current market conditions.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in millions)
Service charges and loan fees	$37.2	$16.4	$20.8
Net gain on loan origination and sale activities	49.5	45.3	4.2
Net loan servicing revenue	21.8	46.4	(24.6)
Income from bank owned life insurance	11.4	1.0	10.4
Gain (loss) on sales of investment securities	2.1	(0.9)	3.0
Fair value gain adjustments, net	1.0	0.3	0.7
(Loss) income from equity investments	(4.8)	17.1	(21.9)
Other income	9.2	4.3	4.9
Total non-interest income	$127.4	$129.9	$(2.5)
Total non-interest income for the three months ended March 31, 2025 compared to the same period in 2024 decreased $2.5 million. The decrease in non-interest income from the three months ended March 31, 2024 was primarily driven by a decrease in net loan servicing revenue and a loss from equity investments. The decrease in net loan servicing revenue of $24.6 million resulted from fair value losses on MSRs and lower servicing income. The decrease in income from equity investments of $21.9 million was primarily due to the timing of income recognition on an equity investment that is expected to be recovered over time. These decreases were partially offset by increases in service charges and loan fees and income from bank owned life insurance. Service charges and loan fees increased $20.8 million primarily from service charges related to insured deposit products. Income from bank owned life insurance increased $10.4 million due to a new policy that was entered into in the second quarter of 2024.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in millions)
Salaries and employee benefits	$182.4	$154.9	$27.5
Deposit costs	136.8	137.0	(0.2)
Data processing	45.2	36.0	9.2
Insurance	37.9	58.9	(21.0)
Legal, professional, and directors' fees	28.9	30.1	(1.2)
Occupancy	17.2	17.5	(0.3)
Loan servicing expenses	16.4	15.0	1.4
Business development and marketing	5.9	5.5	0.4
Loan acquisition and origination expenses	5.2	4.8	0.4
Other expense	24.5	22.1	2.4
Total non-interest expense	$500.4	$481.8	$18.6
Total non-interest expense for the three months ended March 31, 2025 increased $18.6 million compared to the same period in 2024. The increase in non-interest expense was primarily driven by increases in salaries and employee benefits and data processing expenses, partially offset by a decrease in insurance costs. Salaries and employee benefits increased $27.5 million due to increases in average salary and headcount. Data processing expenses increased $9.2 million due to higher software fees and an increase in software depreciation for additional capitalized software placed in service. These increases were partially offset by a decrease in insurance costs of $21.0 million as the prior year period included a $17.6 million charge related to the FDIC special assessment.
Income Taxes
The Company's effective tax rate was 19.2% and 23.5% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease in nondeductible insurance premiums and an increase in investment tax credit benefits.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2025	(in millions)
Loans HFI, net of deferred fees and costs	$54,761	$32,529	$22,232	$—
Deposits	69,322	25,099	37,636	6,587

At December 31, 2024
Loans HFI, net of deferred fees and costs	$53,676	$31,544	$22,132	$—
Deposits	66,341	25,487	33,767	7,087

Three Months Ended March 31, 2025	(in millions)
Income (loss) before provision for income taxes	$246.4	$146.6	$164.0	$(64.2)

Three Months Ended March 31, 2024
Income (loss) before provision for income taxes	$231.8	$144.0	$92.9	$(5.1)

BALANCE SHEET ANALYSIS
Total assets increased $2.1 billion to $83.0 billion at March 31, 2025, compared to $80.9 billion at December 31, 2024. The increase in total assets was primarily driven by an increase in deposits, which drove HFI and HFS loan growth and contributed to an increase in investment securities of $773 million as the Company has focused on increasing its holdings of high quality liquid assets. Loans HFI increased $1.1 billion, or 2.0%, to $54.8 billion as of March 31, 2025, compared to $53.7 billion as of December 31, 2024. The increase in loans HFI from December 31, 2024 was driven by increases in commercial and industrial loans and commercial real estate loans of $989 million and $134 million, respectively. Loans HFS increased $952 million from $2.3 billion as of December 31, 2024 due to an increase in agency-conforming and non-EBO loans.
Total liabilities increased $1.6 billion to $75.8 billion at March 31, 2025, compared to $74.2 billion at December 31, 2024 due primarily to an increase in total deposits of $3.0 billion, or 4.5%, to $69.3 billion. By type, the increase in deposits from December 31, 2024 was driven by increases of $3.2 billion in non-interest bearing deposits and $520 million in savings and money market accounts, partially offset by decreases in interest bearing demand deposits and certificates of deposit of $371 million and $331 million, respectively. Other borrowings decreased $1.4 billion from December 31, 2024 primarily due to a decrease in FHLB advances.
Total equity of $7.2 billion at March 31, 2025 increased $508 million, or 7.6%, from December 31, 2024. The increase in equity is primarily due to the issuance of preferred stock from the Company's REIT subsidiary, net income of $199.1 million, and unrealized fair value gains on AFS securities, recorded net of tax in OCI. Proceeds from the REIT preferred stock issuance totaled $293 million, net of issuance costs, and was recognized as a noncontrolling interest in subsidiary. These increases were offset in part by quarterly dividends to common and preferred stockholders.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	March 31, 2025	December 31, 2024	Increase (Decrease)
	(in millions)
Debt securities
Residential MBS issued by GSEs and GNMA	$6,555	$5,831	$724
U.S. Treasury securities	4,016	4,383	(367)
Tax-exempt	2,187	2,195	(8)
Private label residential MBS	1,132	1,123	9
CLO	876	570	306
Commercial MBS issued by GSEs and GNMA	546	437	109
Corporate debt securities	385	386	(1)
Other	70	69	1
Total debt securities	$15,767	$14,994	$773

Equity securities
Preferred stock	$86	$91	$(5)
CRA investments	27	26	1
Total equity securities	$113	$117	$(4)
The fluctuations in Residential MBS issued by GSEs and GNMA, CLO, and U.S. Treasury securities balances from December 31, 2024 were primarily related to the Company's efforts to capitalize on changes in the yield curve and increase investment yields by shifting the investment portfolio mix from shorter term securities without changing the portfolio's overall liquidity.

Loans HFS
The Company purchases and originates residential mortgage loans that are held for sale or securitization through its AmeriHome mortgage banking business channel. As of March 31, 2025, loans HFS totaled $3.2 billion, compared to $2.3 billion at December 31, 2024, an increase of $952 million primarily related to an increase in agency-conforming and non-EBO loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2025	December 31, 2024	Increase (Decrease)
	(in millions)
Warehouse lending	$8,186	$8,207	$(21)
Municipal & nonprofit	1,621	1,620	1
Tech & innovation	3,427	3,383	44
Equity fund resources	865	884	(19)
Other commercial and industrial	10,159	9,175	984
CRE - owner occupied	1,637	1,675	(38)
Hotel franchise finance	3,894	3,815	79
Other CRE - non-owner occupied	6,391	6,342	49
Residential	13,007	12,961	46
Residential - EBO	918	972	(54)
Construction and land development	4,491	4,468	23
Other	165	174	(9)
Total loans HFI	54,761	53,676	1,085
Allowance for credit losses	(389)	(374)	(15)
Total loans HFI, net of allowance	$54,372	$53,302	$1,070
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $108 million and $106 million reduced the carrying value of loans as of March 31, 2025 and December 31, 2024, respectively. Net unamortized purchase premiums on acquired and purchased loans of $175 million increased the carrying value of loans as of March 31, 2025 and December 31, 2024.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of March 31, 2025 and December 31, 2024, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 44% and 43% of total loans HFI as of March 31, 2025 and December 31, 2024, respectively.
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 30% of total loans at March 31, 2025 and December 31, 2024. Non-owner occupied CRE loans are loans for which the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.

The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	March 31, 2025
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,239	42.2%	7.7%	46.0%
Office	2,377	23.7	4.3	69.4
Retail	781	7.8	1.4	55.5
Multifamily	648	6.4	1.2	39.0
Industrial	579	5.8	1.1	36.0
Time share	499	5.0	0.9	37.3
Medical	147	1.4	0.3	61.9
Senior care	98	1.0	0.2	39.6
Other	672	6.7	1.2	49.8
Total CRE - non-owner occupied	$10,040	100.0%	18.3%	51.2%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.

	December 31, 2024
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,167	42.3%	7.8%	46.7%
Office	2,337	23.7	4.4	69.0
Retail	783	7.9	1.4	55.7
Multifamily	632	6.4	1.2	40.7
Industrial	580	5.9	1.1	38.9
Time share	467	4.7	0.9	33.6
Medical	145	1.5	0.3	61.5
Senior care	142	1.4	0.2	41.2
Other	615	6.2	1.1	50.2
Total CRE - non-owner occupied	$9,868	100.0%	18.4%	51.6%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of March 31, 2025:

	Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
CRE - non-owner occupied	$2,632	$1,690	$3,514	$960	$950	$294	$10,040
The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of March 31, 2025:

(in millions)
2025	$2,187
2026	2,620
2027	2,379
2028	1,268
2029	804
Thereafter	782
Total	$10,040

Approximately $2.4 billion, or 4.3%, of total loans HFI consisted of CRE non-owner occupied office loans as of March 31, 2025, compared to $2.3 billion, or 4.4%, as of December 31, 2024. Of the non-owner occupied office loan balance as of March 31, 2025, $1.0 billion is scheduled to mature in the remainder of 2025. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling less than 1% and 10% of office loans as of March 31, 2025, respectively.
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
As of March 31, 2025 and December 31, 2024, 15% and 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, respectively, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Total non-performing loans increased $26 million to $630 million at March 31, 2025, from $604 million at December 31, 2024.

	March 31, 2025	December 31, 2024
	(dollars in millions)
Total nonaccrual loans (1)	$451	$476
Loans past due 90 days or more on accrual status (2)	44	—
Accruing restructured loans	135	128
Total nonperforming loans	$630	$604
Other assets acquired through foreclosure, net	$51	$52
Nonaccrual HFI loans to funded HFI loans	0.82%	0.89%
Loans past due 90 days or more on accrual status to funded loans HFI (2)	0.08	—
(1)Includes loan modifications to borrowers experiencing financial difficulty of $164 million and $169 million at March 31, 2025 and December 31, 2024, respectively.
(2)Excludes government guaranteed residential mortgage loans of $275 million and $326 million at March 31, 2025 and December 31, 2024, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $8.0 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	March 31, 2025
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.1%	0.01%
Tech & innovation	38	8.4	0.07
Equity fund resources	1	0.2	0.00
Other commercial and industrial	39	8.7	0.07
CRE - owner occupied	3	0.7	0.01
Other CRE - non-owner occupied	253	56.1	0.46
Residential	23	5.1	0.04
Construction and land development	87	19.3	0.16
Other	2	0.4	0.00
Total non-accrual loans	$451	100.0%	0.82%

	December 31, 2024
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.0%	0.01%
Tech & innovation	60	12.6	0.11
Equity fund resources	1	0.2	0.00
Other commercial and industrial	17	3.6	0.03
CRE - owner occupied	5	1.0	0.01
Other CRE - non-owner occupied	243	51.1	0.45
Residential	88	18.5	0.17
Construction and land development	56	11.8	0.11
Other	1	0.2	0.00
Total non-accrual loans	$476	100.0%	0.89%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at March 31, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(in millions)
Tech & innovation	$5	$1	$18	$24	0.7%
Other commercial and industrial	—	—	85	85	0.8
Other CRE - non-owner occupied	46	—	107	153	2.4
Construction and land development	—	—	37	37	0.8
Total	$51	$1	$247	$299	0.5%

	Amortized Cost Basis at March 31, 2024
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$30	$30	1.0%
Other commercial and industrial	8	—	—	8	0.1
CRE - owner occupied	31	—	—	31	1.8
Construction and land development	39	—	—	39	0.8
Total	$78	$—	$30	$108	0.2%

The performance of these modified loans is monitored for 12 months following the modification. As of March 31, 2025, modified loans of $135 million were current with contractual payments and $164 million were on nonaccrual status. As of December 31, 2024, modified loans of $128 million were current with contractual payments and $169 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or completion of a loan modification. During the three months ended March 31, 2025 and 2024, the Company completed modifications of EBO loans with an amortized cost of $147 million and $90 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of March 31, 2025, modified EBO loans consisted of $37 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent.
Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	March 31, 2025			December 31, 2024
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Warehouse lending	$6.3	1.6%	14.9%	$6.4	1.7%	15.3%
Municipal & nonprofit	14.8	3.8	2.9	14.7	3.9	3.0
Tech & innovation	44.9	11.6	6.3	55.9	15.0	6.3
Equity fund resources	1.4	0.4	1.6	1.6	0.4	1.7
Other commercial and industrial	91.7	23.6	18.6	77.8	20.8	17.1
CRE - owner occupied	3.7	1.0	3.0	3.4	0.9	3.1
Hotel franchise finance	33.2	8.5	7.1	35.3	9.4	7.1
Other CRE - non-owner occupied	138.1	35.5	11.7	134.4	36.0	11.8
Residential	19.7	5.1	23.7	19.7	5.3	24.1
Residential - EBO	—	—	1.7	—	—	1.8
Construction and land development	32.0	8.2	8.2	21.3	5.7	8.4
Other	2.8	0.7	0.3	3.3	0.9	0.3
Total	$388.6	100.0%	100.0%	$373.8	100.0%	100.0%
During the three months ended March 31, 2025 and 2024, annualized net loan charge-offs to average loans outstanding were 0.20% and 0.08%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $35.1 million and $39.5 million at March 31, 2025 and December 31, 2024, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	March 31, 2025
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	2	$18	3.5%	0.03%
Other commercial and industrial	88	60	11.8	0.11
CRE - owner occupied	7	4	0.8	0.01
Hotel franchise finance	8	142	28.0	0.26
Other CRE - non-owner occupied	6	213	41.9	0.39
Residential	65	42	8.3	0.08
Construction and land development	3	27	5.3	0.05
Other	31	2	0.4	0.00
Total	210	$508	100.0%	0.93%

	December 31, 2024
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	2	$18	3.7%	0.03%
Other commercial and industrial	89	121	24.8	0.23
CRE - owner occupied	9	7	1.4	0.01
Hotel franchise finance	8	112	22.9	0.21
Other CRE - non-owner occupied	9	136	27.8	0.25
Residential	169	92	18.8	0.17
Other	33	3	0.6	0.01
Total	319	$489	100.0%	0.91%

Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.2 billion and $1.1 billion as of March 31, 2025 and December 31, 2024, respectively.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	March 31, 2025	December 31, 2024
	(in millions)
FNMA and FHLMC	$48,056	$42,908
GNMA	18,973	14,980
Non-agency	3,534	3,201
Total unpaid principal balance of loans	$70,563	$61,089
Other Assets Acquired through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure and at March 31, 2025 and December 31, 2024, totaled $51 million and $52 million, respectively, net of a valuation allowance of $5 million, as of each date.
The majority of the repossessed asset balance at March 31, 2025 and December 31, 2024 related to a single office property. The Company held five properties at March 31, 2025 and December 31, 2024.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $656 million and $659 million at March 31, 2025 and December 31, 2024, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the three months ended March 31, 2025 and 2024, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of March 31, 2025, the net DTA balance totaled $272 million, a decrease of $9 million from $281 million at December 31, 2024. This overall decrease in the net DTA was primarily the result of increases in the MSR DTL and the fair market value of AFS securities, which were partially offset by an increase in credit carryovers.
The Company had no deferred tax valuation allowance as of March 31, 2025 and December 31, 2024.
Bank Owned Life Insurance
The carrying value of BOLI totaled $1.0 billion as of March 31, 2025, an increase of $11 million, from December 31, 2024. BOLI is used as a tax efficient method to help offset employee benefit costs.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $69.3 billion at March 31, 2025, from $66.3 billion at December 31, 2024, an increase of $3.0 billion, or 4.5%. By deposit type, the increase in deposits is attributable to increases of $3.2 billion in non-interest bearing deposits and $520 million in savings and money market accounts, partially offset by decreases of $371 million in interest bearing demand deposits, and $331 million in certificates of deposit.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2025, the Company had $13.3 billion of these reciprocal deposits, compared to $14.0 billion at December 31, 2024. At March 31, 2025 and December 31, 2024, the Company also had wholesale brokered deposits of $6.2 billion and $6.9 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $24.1 billion and $20.7 billion at March 31, 2025 and December 31, 2024, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs included $129.9 million and $131.2 million in deposit related costs on these deposits for the three months ended March 31, 2025 and 2024, respectively. The decrease in these costs from the prior year is due to a decrease in average ECR related deposits and rates.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2025		2024
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$15,870	2.55%	$16,348	3.00%
Savings and money market accounts	21,206	3.15	15,247	3.43
Certificates of deposit	10,018	4.60	10,129	5.11
Total interest bearing deposits	47,094	3.26	41,724	3.67
Non-interest bearing deposits	22,097	—	18,183	—
Total deposits	$69,191	2.22%	$59,907	2.56%
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities or loans sold under agreements to repurchase, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings decreased $615 million to $2.5 billion at March 31, 2025, from $3.2 billion at December 31, 2024, driven primarily by a reduction in FHLB advances
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. Total long-term borrowings decreased $807 million to $1.6 billion at March 31, 2025, from $2.4 billion at December 31, 2024, driven primarily by a reduction in long-term FHLB advances.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2025, the carrying value of qualifying debt was $898 million, compared to $899 million at December 31, 2024.

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
As permitted by the regulatory capital rules, the Company elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period that ended December 31, 2024. Accordingly, capital ratios and amounts in 2024 included a 25% capital benefit that resulted from the increased ACL related to the adoption of ASC 326. This capital benefit was fully phased out beginning in 2025.
As of March 31, 2025 and December 31, 2024, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
March 31, 2025
WAL	$8,349	$7,094	$57,699	$82,868	14.5%	12.3%	8.6%	11.1%
WAB	7,851	7,190	57,626	82,791	13.6	12.5	8.7	12.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2024
WAL	$7,922	$6,687	$56,019	$82,691	14.1%	11.9%	8.1%	11.3%
WAB	7,444	6,803	55,983	82,562	13.3	12.2	8.2	12.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of March 31, 2025.

Critical Accounting Estimates
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting estimates upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and warehouse borrowing lines of credit. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2025 are presented in the following table:

March 31, 2025
(in millions)
FHLB:
Borrowing capacity	$14,733
Outstanding borrowings	3,700
Letters of credit	1,039
Total available credit	$9,994

FRB:
Borrowing capacity	$12,298
Outstanding borrowings	—
Total available credit	$12,298

Warehouse borrowings:
Borrowing capacity	$2,250
Outstanding borrowings	—
Total available credit	$2,250
In addition to the funding sources above, the Company may utilize securities repurchase agreements and unsecured federal funds lines to meet its liquidity requirements. The following table presents the outstanding balance on the Company's unsecured federal funds lines of credit as of March 31, 2025:

Outstanding Balance
(in millions)
Unsecured fed funds credit lines at correspondent banks	$—
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At March 31, 2025, there were $15.6 billion in liquid assets, comprised of $2.3 billion in cash on deposit at the FRB and $13.3 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2024, the Company maintained $15.9 billion in liquid assets, comprised of $3.3 billion in cash on deposit at the FRB and $12.6 billion in liquid securities not currently used as collateral for borrowings or other purposes.

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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2025, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows from operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2025 and 2024, net cash used in operating activities totaled $1.7 billion and $306.5 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the three months ended March 31, 2025, the Company's cash balance decreased by $1.1 billion as a result of a net increase in loans, compared to a decrease in cash of $525.7 million during the three months ended March 31, 2024 from a smaller net increase in loans. A net increase in investment securities drove a $629.1 million cash outflow for the three months ended March 31, 2025, which contributed to the decrease in the Company's cash balance during the period. A net increase in investment securities drove $3.3 billion of cash outflows for the three months ended March 31, 2024.
Net cash provided by financing activities was impacted significantly by deposit levels. During the three months ended March 31, 2025, net deposits increased $3.0 billion, compared to an increase of $6.9 billion during the three months ended March 31, 2024.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To partially mitigate uninsured deposit risk, the Company participates in reciprocal deposit programs, such as CDARS and ICS, which allow an individual customer to invest up to $50 million and $265 million, respectively, through one participating financial institution or, a combined total of $315 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2025, the Company has $1.8 billion of CDARS and $9.6 billion of ICS deposits.
As of March 31, 2025, the Company has $6.2 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2025, WAB paid dividends to the Parent of $60 million.

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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the three months ended March 31, 2025, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at March 31, 2025, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net interest income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate reset period and proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposit products re-price with a certain beta to underlying market rate changes. These betas are derived separately by deposit product and are based on both observed and projected market rate and balance trends. Current product-level deposit beta assumptions range between 45% to 91%, depending on product, with an average interest bearing deposit beta of 56%.
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
Sensitivity of Net Interest Income

	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shock Scenario	(9.8)%	(5.3)%	5.7%	11.4%
Gradual Ramp Scenario	(4.8)%	(2.5)%	3.0%	5.7%
Earnings-at-Risk. In addition, certain rate-sensitive non-interest income and expense items are also subject to market risk, including mortgage banking and servicing income and ECR deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by volatility in interest rates. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by incorporating these non-interest income and expenses amounts to measure the impact of forecasted changes in interest rates on earnings (defined as net interest income plus rate-sensitive non-interest income and expense). In the Company’s EaR simulation model as of March 31, 2025, deposits eligible for ECRs re-price with a beta assumption of 74% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs, re-price with a weighted average beta assumption of 62%. As a result of the higher deposit betas on deposits eligible for ECRs, in the down simulation scenarios, the Company will benefit from lower deposit costs. In a shock down 100 basis points scenario, ECR related deposit costs would decrease 23% from the baseline forecast over the next twelve months. At March 31, 2025, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current limits.
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
The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2025:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
		(change in basis points from Base)
% Change	0.6%	1.5%	(2.2)%	(4.4)%
At March 31, 2025, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current limits.
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. For additional discussion on how derivatives in a hedging relationship (fair value hedges) are used to manage the Company's interest rate risk, see "Note 12. Derivatives and Hedging Activities" to the Unaudited Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A.Risk Factors.
The following risk factor, which was included in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, has been revised and supersedes the version included therein. There have not been any other material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities that may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. We may also borrow money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2024, we had outstanding subordinated debt, senior secured and unsecured debt, and short-term borrowings. We also have outstanding depositary shares representing Series A preferred stock, which is senior to our common stock. BW has outstanding preferred stock as well, which is pari passu with our Series A preferred stock and is conditionally exchangeable into preferred stock of WAB upon receipt of a directive from an appropriate federal regulatory authority upon the occurrence of certain specified exchange events. All of these securities or borrowings have priority over our common stock in a liquidation, which could affect the market price of our stock.
Our BOD is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders, Our BOD also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up, and liquidation and other terms. If we or any of our subsidiaries issue additional preferred stock in the future that has a preference over our common stock, with respect to the payment of dividends or upon liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock and/or the rights of holders of our common stock, the market price of our common stock could be adversely affected.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1-31, 2025	14	$89.73	—	$—
February 1-28, 2025	121,197	89.02	—	—
March 1-31, 2025	274	88.08	—	—
Total	121,485	$89.01	—	$—
(1)    Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    The Company currently does not have a common stock repurchase program.
Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.6
Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series B, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.4 of Western Alliance's Form 8-K filed with the SEC on June 3, 2014).

4.1
Certificate of Amendment to the BW Real Estate, Inc. Articles of Incorporation establishing the Certificate of Designation of the BW Real Estate, Inc. 9.500% Fixed-Rate Reset Non-Cumulative Exchangeable Perpetual Series B Preferred Stock, dated March 25, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 27, 2025).

10.1	Form of Performance Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan.

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Income Statements for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

May 1, 2025	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

May 1, 2025	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

May 1, 2025	By:	/s/ Ben Mucha
Ben Mucha
Chief Accounting Officer