Form 10-Q
period 2025-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2025-11-03
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2025, Western Alliance Bancorporation had 110,053,667 shares of common stock outstanding.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 of this Form 10-Q.

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	FIB	First Independent Bank
AmeriHome	AmeriHome Mortgage Company, LLC	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WA PWI	Western Alliance Public Welfare Investments, LLC
BW or REIT	BW Real Estate Inc. or Real Estate Investment Trust	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
CSI	CS Insurance Company	WAL or Parent	Western Alliance Bancorporation
DST	Digital Settlement Technologies LLC	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	FOMC	Federal Open Market Committee
AFS	Available-for-Sale	FRB	Federal Reserve Bank
ALCO	Asset and Liability Management Committee	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
Basel III	Banking Supervision's December 2010 Final Capital Framework	HFI	Held-for-Investment
BOD	Board of Directors	HFS	Held-for-Sale
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HTM	Held-to-Maturity
CDARS	Certificate Deposit Account Registry Service	HUD	U.S. Department of Housing and Urban Development
CECL	Current Expected Credit Losses	ICS	Insured Cash Sweep Service
CEO	Chief Executive Officer	IRLC	Interest Rate Lock Commitment
CET1	Common Equity Tier 1	ISDA	International Swaps and Derivatives Association
CFO	Chief Financial Officer	LIHTC	Low-Income Housing Tax Credit
CLO	Collateralized Loan Obligation	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	MSR	Mortgage Servicing Right
CRE	Commercial Real Estate	NDFI	Non-Depository Financial Institution
DTA	Deferred Tax Asset	NPV	Net Present Value
DTL	Deferred Tax Liability	OCI	Other Comprehensive Income
EaR	Earnings-at-Risk	PPNR	Pre-Provision Net Revenue
EBO	Early Buyout	SEC	Securities and Exchange Commission
ECR	Earnings Credit Rates	SERP	Supplemental Executive Retirement Plan
EPS	Earnings per Share	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TEB	Tax Equivalent Basis
Exchange Act	Securities Exchange Act of 1934, as Amended	TSR	Total Shareholder Return
FASB	Financial Accounting Standards Board	UPB	Unpaid Principal Balance
FDIC	Federal Deposit Insurance Corporation	USDA	United States Department of Agriculture
FHA	Federal Housing Administration	VA	Veterans Affairs
FHLB	Federal Home Loan Bank	VIE	Variable Interest Entity
FHLMC	Federal Home Loan Mortgage Corporation	XBRL	eXtensible Business Reporting Language
FNMA	Federal National Mortgage Association

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2025	December 31, 2024
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$463	$320
Interest bearing deposits in other financial institutions	5,293	3,776
Cash and cash equivalents	5,756	4,096
Investment securities - AFS, at fair value; amortized cost of $17,703 at September 30, 2025 and $14,178 at December 31, 2024 (ACL of $— and $0.4 at September 30, 2025 and December 31, 2024, respectively)	17,230	13,468
Investment securities - HTM, at amortized cost and net of ACL of $12.0 and $16.4 (fair value of $1,367 and $1,309) at September 30, 2025 and December 31, 2024, respectively	1,520	1,510
Investment securities - equity	91	117
Investments in restricted stock, at cost	189	232
Loans HFS	3,502	2,286
Loans HFI, net of deferred fees and costs	56,646	53,676
Less: allowance for credit losses	(440)	(374)
Net loans held for investment	56,206	53,302
Mortgage servicing rights	1,213	1,127
Premises and equipment, net	416	361
Operating lease right of use asset	134	128
Bank owned life insurance	1,045	1,011
Goodwill and intangible assets, net	651	659
Deferred tax assets, net	341	281
Investments in LIHTC and renewable energy	571	606
Other assets	2,105	1,750
Total assets	$90,970	$80,934
Liabilities:
Deposits:
Non-interest bearing	$26,628	$18,846
Interest bearing	50,619	47,495
Total deposits	77,247	66,341
Other borrowings	3,862	5,573
Qualifying debt	681	899
Operating lease liability	164	159
Other liabilities	1,326	1,255
Total liabilities	83,280	74,227
Commitments and contingencies (Note 15)
Equity:
Preferred stock (par value $0.0001; 20,000,000 authorized; 30,000 shares (12,000,000 depositary shares) issued and outstanding and liquidation value per depositary share of $25 at September 30, 2025 and December 31, 2024)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 113,212,117 shares issued at September 30, 2025 and 112,897,807 at December 31, 2024) and additional paid in capital	2,277	2,245
Treasury stock, at cost (2,980,632 shares at September 30, 2025 and 2,845,201 shares at December 31, 2024)	(137)	(125)
Accumulated other comprehensive loss	(409)	(534)
Retained earnings	5,371	4,826
Total Western Alliance stockholders’ equity	7,397	6,707
Noncontrolling interest in subsidiary	293	—
Total equity	7,690	6,707
Total liabilities and equity	$90,970	$80,934
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$948.3	$945.3	$2,743.6	$2,713.9
Investment securities	230.0	195.4	595.5	526.2
Dividends and other	47.2	59.3	136.4	162.4
Total interest income	1,225.5	1,200.0	3,475.5	3,402.5
Interest expense:
Deposits	398.2	422.1	1,154.3	1,213.0
Qualifying debt	6.3	9.5	23.8	28.6
Other borrowings	70.6	71.5	198.8	208.5
Total interest expense	475.1	503.1	1,376.9	1,450.1
Net interest income	750.4	696.9	2,098.6	1,952.4
Provision for credit losses	80.0	33.6	151.1	85.9
Net interest income after provision for credit losses	670.4	663.3	1,947.5	1,866.5
Non-interest income:
Service charges and loan fees	35.4	30.1	109.5	64.3
Net gain on mortgage loan origination and sale activities	75.5	46.3	164.4	138.4
Net loan servicing revenue	19.1	12.3	79.2	96.8
Income from bank owned life insurance	11.8	13.0	34.2	15.7
Gain on sales of investment securities	8.5	8.8	22.0	10.2
Fair value gain adjustments, net	8.3	4.1	9.4	5.1
Income from equity investments	7.8	5.8	5.9	27.1
Other income	21.4	5.8	38.9	13.7
Total non-interest income	187.8	126.2	463.5	371.3
Non-interest expense:
Salaries and employee benefits	193.5	157.8	555.8	465.7
Deposit costs	175.1	208.0	459.3	518.7
Data processing	48.1	38.7	138.3	110.4
Legal, professional, and directors' fees	28.1	24.8	82.3	80.7
Insurance	24.5	35.4	99.8	128.1
Occupancy	16.8	17.6	50.9	53.5
Loan servicing expenses	15.0	18.7	51.5	50.3
Loan acquisition and origination expenses	7.3	5.9	18.3	15.8
Business development and marketing	5.6	9.7	17.6	21.6
Other expense	30.4	20.8	85.7	61.2
Total non-interest expense	544.4	537.4	1,559.5	1,506.0
Income before provision for income taxes	313.8	252.1	851.5	731.8
Income tax expense	53.3	52.3	154.1	161.0
Net income	260.5	199.8	697.4	570.8
Net income attributable to noncontrolling interest	7.1	—	14.5	—
Net income attributable to Western Alliance	253.4	199.8	682.9	570.8
Dividends on preferred stock	3.2	3.2	9.6	9.6
Net income available to common stockholders	$250.2	$196.6	$673.3	$561.2

Earnings per share:
Basic	$2.30	$1.81	$6.18	$5.17
Diluted	2.28	1.80	6.14	5.14
Weighted average number of common shares outstanding:
Basic	109.0	108.7	108.9	108.6
Diluted	109.8	109.5	109.6	109.2
Dividends declared per common share	$0.38	$0.37	$1.14	$1.11
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$260.5	$199.8	$697.4	$570.8
Other comprehensive income, net:
Unrealized gain on AFS securities, net of tax effect of $(26.2), $(60.4), $(51.5), and $(46.1), respectively	80.7	183.7	146.1	140.5
Unrealized gain (loss) on SERP, net of tax effect of $0.0, $0.0, $(0.1), and $0.0, respectively	0.1	(0.1)	0.2	(0.1)
Unrealized loss on junior subordinated debt, net of tax effect of $0.6, $0.1, $1.5, and $0.5, respectively	(1.7)	(0.3)	(4.7)	(1.3)
Realized gain on sale of AFS securities included in income, net of tax effect of $2.1, $2.2, $5.6, and $2.6, respectively	(6.4)	(6.6)	(16.8)	(7.7)
Net other comprehensive income	72.7	176.7	124.8	131.4
Comprehensive income attributable to noncontrolling interest	7.1	—	14.5	—
Comprehensive income attributable to Western Alliance	$326.1	$376.5	$807.7	$702.2
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2024	12.0	$294.5	110.2	$—	$2,224.7	$(124.9)	$(558.2)	$4,498.1	$—	$6,334.2
Net income	—	—	—	—	—	—	—	199.8	—	199.8
Restricted stock, performance stock units, and other grants, net	—	—	(0.1)	—	11.4	—	—	—	—	11.4
Restricted stock surrendered (1)	—	—	—	—	(1.0)	(0.1)	—	—	—	(1.1)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(40.7)	—	(40.7)
Other comprehensive income, net	—	—	—	—	—	—	176.7	—	—	176.7
Balance, September 30, 2024	12.0	$294.5	110.1	$—	$2,235.1	$(125.0)	$(381.5)	$4,654.0	$—	$6,677.1

Balance, June 30, 2025	12.0	$294.5	110.4	$—	$2,272.5	$(136.7)	$(481.6)	$5,165.0	$293.1	$7,406.8
Net income	—	—	—	—	—	—	—	253.4	7.1	260.5
Restricted stock, performance stock units, and other grants, net	—	—	(0.1)	—	12.8	—	—	—	—	12.8
Restricted stock surrendered (1)	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Stock repurchase	—	—	(0.1)	—	(8.7)	—	—	(1.9)	—	(10.6)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(42.0)	—	(42.0)
Other comprehensive income, net	—	—	—	—	—	—	72.7	—	—	72.7
Balance, September 30, 2025	12.0	$294.5	110.2	$—	$2,276.6	$(136.8)	$(408.9)	$5,371.3	$293.1	$7,689.8
(1)Share amounts represent Treasury Shares.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$—	$6,078.4
Net income	—	—	—	—	—	—	—	570.8	—	570.8
Restricted stock, performance stock units, and other grants, net	—	—	0.8	—	37.0	—	—	—	—	37.0
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(8.7)	—	—	—	(8.7)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	—	(9.6)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(122.2)	—	(122.2)
Other comprehensive income, net	—	—	—	—	—	—	131.4	—	—	131.4
Balance, September 30, 2024	12.0	$294.5	110.1	$—	$2,235.1	$(125.0)	$(381.5)	$4,654.0	$—	$6,677.1

Balance, December 31, 2024	12.0	$294.5	110.0	$—	$2,245.8	$(125.0)	$(533.7)	$4,825.9	$—	$6,707.5
Net income	—	—	—	—	—	—	—	682.9	14.5	697.4
Restricted stock, performance stock units, and other grants, net	—	—	0.4	—	39.3	—	—	—	—	39.3
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(11.8)	—	—	—	(11.8)
Equity issued by subsidiary	—	—	—	—	—	—	—	—	293.1	293.1
Stock repurchase	—	—	(0.1)	—	(8.7)	—	—	(1.9)	—	(10.6)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	—	(9.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(14.5)	(14.5)
Dividends paid to common stockholders	—	—	—	—	0.2	—	—	(126.0)	—	(125.8)
Other comprehensive income, net	—	—	—	—	—	—	124.8	—	—	124.8
Balance, September 30, 2025	12.0	$294.5	110.2	$—	$2,276.6	$(136.8)	$(408.9)	$5,371.3	$293.1	$7,689.8
(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$697.4	$570.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	151.1	85.9
Depreciation and amortization	79.1	64.6
Stock-based compensation	39.3	37.0
Deferred income taxes	(99.6)	(10.0)
Amortization of net discounts for investment securities	(38.8)	(170.6)
Amortization of tax credit investments	55.3	55.3
Amortization of operating lease right of use asset	17.7	18.0
Amortization of net deferred loan fees and net purchase premiums	(58.7)	(66.8)
Purchases and originations of loans HFS	(42,473.8)	(35,134.2)
Proceeds from sales and payments on loans HFS and related securitization activities	40,026.4	32,872.9
Mortgage servicing rights capitalized upon sale of mortgage loans	(863.4)	(625.9)
Net losses (gains) on:
Change in fair value of trading securities, loans HFS, mortgage servicing rights, and related derivatives	165.1	83.0
Fair value adjustments	3.2	(11.5)
Sale of investment securities	(22.0)	(10.2)
Other	(18.3)	(16.6)
Other assets and liabilities, net	(269.1)	138.0
Net cash used in operating activities	$(2,609.1)	$(2,120.3)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(13,524.8)	$(14,325.2)
Principal pay downs and maturities	5,230.0	7,219.5
Proceeds from sales	4,855.1	4,020.7
Investment securities - HTM
Purchases	(78.3)	(121.5)
Principal pay downs and maturities	73.9	26.0
Equity securities carried at fair value
Purchases	(0.6)	(0.6)
Redemptions	5.0	15.0
Proceeds from sales	34.3	—
Proceeds from sale of mortgage servicing rights and related holdbacks, net	631.1	653.8
(Purchase of) proceeds from other investments, net	(183.4)	33.9
Proceeds from bank owned life insurance, net	0.6	—
Net increase in loans HFI	(3,145.1)	(3,218.7)
Purchase of premises, equipment, and other assets, net	(65.9)	(57.1)
Purchase of bank owned life insurance	—	(800.0)
Proceeds from sale of other repossessed assets	17.2	—
Net cash used in investing activities	$(6,150.9)	$(6,554.2)

	Nine Months Ended September 30,
	2025	2024
	(in millions)

Cash flows from financing activities:
Net increase in deposits	$10,901.3	$12,707.3
Net proceeds from issuance of long-term debt	6,200.0	1,000.0
Payments on long-term debt	(5,944.5)	(19.1)
Net decrease in short-term borrowings	(856.8)	(3,857.2)
Net proceeds from issuance of equity by a subsidiary	293.1	—
Cash paid for tax withholding on vested restricted stock and other	(11.8)	(8.7)
Common stock repurchases	(10.6)	—
Cash dividends paid on common and preferred stock	(135.4)	(131.8)
Cash dividends paid to noncontrolling interest	(14.5)	—
Net cash provided by financing activities	$10,420.8	$9,690.5
Net increase in cash and cash equivalents	1,660.8	1,016.0
Cash, cash equivalents, and restricted cash at beginning of period	4,095.6	1,576.1
Cash, cash equivalents, and restricted cash at end of period	$5,756.4	$2,592.1

Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$1,389.5	$1,435.7
Income taxes, net	33.9	(27.5)
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	1,350.0	1,369.3
Transfers of securitized loans HFS to AFS securities	—	123.0
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	172.1	207.8
Transfers of loans HFI to other assets acquired through foreclosure	177.3	—
Transfers of OREO properties to premises and equipment, net	47.6	—
Financed sale of OREO	28.5	—
(1)Activity for the nine months ended September 30, 2025 and 2024 excludes $337.6 million and $333.3 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit, and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB. Effective as of October 4, 2025, the Company completed its brand unity initiative, consolidating its legacy division bank brands, ABA, BON, FIB, Bridge, and TPB, under a single unified name, Western Alliance Bank.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
Recent accounting pronouncements
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued guidance within ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this update are intended to modernize and improve the accounting for internal-use software costs. The changes aim to make the recognition and capitalization of software costs more consistent across different development methodologies and eliminates the requirement to assess software development costs based on predefined project stages (e.g., preliminary, application development, post-implementation). The update requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended.
The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued and shall be adopted as of the beginning of an annual reporting period. The guidance may be applied prospectively, retrospectively, or via a modified transition approach. The Company is currently evaluating the impact these amendments will have on its Consolidated Financial Statements.
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
Principles of consolidation
As of September 30, 2025, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Income Statements for the prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or equity as previously reported.
In order to better categorize loans based on their underlying risk characteristics, note finance loans previously classified within the Company's warehouse lending loan portfolio segment at December 31, 2024, were reclassified to the other commercial and industrial loan portfolio segment during the third quarter of 2025. In addition, the warehouse lending loan portfolio segment was renamed mortgage finance, consisting of mortgage warehouse lines and MSR financing facilities. The prior period disclosures presented in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q were recast to reflect this change in loan portfolio segments.
Common stock repurchases
On September 12, 2025, the BOD adopted a common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $300.0 million of the Company’s shares of common stock. All shares repurchased under the plan are retired upon settlement. The Company has elected to allocate the excess of the repurchase price over the par value of its common stock between additional paid in capital and retained earnings. The portion allocated to additional paid in capital is limited to the amount of additional paid in capital that was recorded at the time the shares were initially issued, which was calculated on a last-in, first-out basis.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,363	$2	$(136)	$1,229
Private label residential MBS	169	—	(31)	138
Total HTM securities	$1,532	$2	$(167)	$1,367

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$7,347	$43	$(325)	$7,065
U.S. Treasury securities	5,313	75	—	5,388
CLO	1,883	6	(1)	1,888
Private label residential MBS	1,203	1	(160)	1,044
Tax-exempt	895	—	(90)	805
Commercial MBS issued by GSEs and GNMA	625	5	(8)	622
Corporate debt securities	362	—	(12)	350
Other	75	1	(8)	68
Total AFS debt securities	$17,703	$131	$(604)	$17,230

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,350	$1	$(180)	$1,171
Private label residential MBS	176	—	(38)	138
Total HTM securities	$1,526	$1	$(218)	$1,309

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$6,225	$16	$(410)	$5,831
U.S. Treasury securities	4,385	1	(3)	4,383
Private label residential MBS	1,148	—	(201)	947
Tax-exempt	921	—	(76)	845
CLO	570	—	—	570
Commercial MBS issued by GSEs and GNMA	447	1	(11)	437
Corporate debt securities	407	—	(21)	386
Other	75	1	(7)	69
Total AFS debt securities	$14,178	$19	$(729)	$13,468
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $91 million and $117 million at September 30, 2025 and December 31, 2024, respectively. Unrealized gains of $0.8 million and $3.2 million on equity securities for the three months ended September 30, 2025 and 2024, respectively, and unrealized gains of $0.7 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively, were recognized in earnings as a component of Fair value gain adjustments, net.
Securities with carrying amounts of approximately $4.6 billion and $4.0 billion at September 30, 2025 and December 31, 2024, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2025
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$2	$614	$323	$1,462	$325	$2,076
Private label residential MBS	—	—	160	885	160	885
Tax-exempt	—	—	90	742	90	742
CLO	1	379	—	—	1	379
Corporate debt securities	—	—	12	301	12	301
Commercial MBS issued by GSEs and GNMA	1	106	7	71	8	177
Other	1	12	7	44	8	56
Total AFS securities	$5	$1,111	$599	$3,505	$604	$4,616

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$18	$1,793	$392	$1,482	$410	$3,275
U.S. Treasury securities	3	2,185	—	—	3	2,185
Private label residential MBS	—	—	201	939	201	939
Tax-exempt	1	32	75	813	76	845
Corporate debt securities (1)	—	—	21	362	21	362
Commercial MBS issued by GSEs and GNMA	10	220	1	16	11	236
Other	2	32	5	25	7	57
Total AFS securities	$34	$4,262	$695	$3,637	$729	$7,899
(1)Includes securities with an ACL that have a fair value of $8 million and unrealized losses of $1 million.
The total number of AFS debt securities in an unrealized loss position at September 30, 2025 was 637, compared to 796 at December 31, 2024.
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
Unrealized losses on the Company's other securities portfolio primarily relate to taxable municipal and trust preferred securities. The Company is continuing to receive timely principal and interest payments on its taxable municipal securities, these securities continue to be highly rated and the number of days of cash on hand is strong. The Company's trust preferred securities are investment grade and the issuers continue to make timely principal and interest payments.
The following table presents a rollforward of the ACL based on the Company's impairment analysis of AFS debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$0.3	$0.8	$0.4	$1.4
Recovery of credit losses	(0.3)	(0.4)	(0.4)	(1.0)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$—	$0.4	$—	$0.4
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward of the ACL on the Company's HTM tax-exempt debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$11.6	$8.7	$16.4	$7.8
Provision for (recovery of) credit losses	0.4	0.9	(4.4)	1.8
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$12.0	$9.6	$12.0	$9.6
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.

Accrued interest receivable on HTM debt securities totaled $5 million at September 30, 2025 and December 31, 2024 and is excluded from the estimate of expected credit losses.
The following tables summarize the carrying amount of the Company’s investment ratings position, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	September 30, 2025
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,363	$1,363
Private label residential MBS	—	—	—	—	—	—	169	169
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,532	$1,532

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$—	$7,065	$—	$—	$—	$—	$7,065
U.S. Treasury securities	—	—	5,388	—	—	—	—	5,388
CLO	195	—	1,452	241	—	—	—	1,888
Private label residential MBS	1,016	—	28	—	—	—	—	1,044
Tax-exempt	23	—	337	363	—	—	82	805
Commercial MBS issued by GSEs and GNMA	1	—	621	—	—	—	—	622
Corporate debt securities	—	—	—	79	191	80	—	350
Other	—	—	11	2	38	1	16	68
Total AFS securities (1)	$1,235	$—	$14,902	$685	$229	$81	$98	$17,230

Equity securities
Preferred stock	$—	$—	$—	$—	$34	$30	$—	$64
CRA investments	—	—	27	—	—	—	—	27
Total equity securities (1)	$—	$—	$27	$—	$34	$30	$—	$91
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2024
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,350	$1,350
Private label residential MBS	—	—	—	—	—	—	176	176
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,526	$1,526

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$5,831	$—	$—	$—	$—	$—	$5,831
U.S. Treasury securities	—	4,383	—	—	—	—	—	4,383
Private label residential MBS	921	—	26	—	—	—	—	947
Tax-exempt	9	19	348	375	—	—	94	845
CLO	50	—	465	55	—	—	—	570
Commercial MBS issued by GSEs and GNMA	—	437	—	—	—	—	—	437
Corporate debt securities	—	—	—	78	226	82	—	386
Other	—	1	8	2	40	1	17	69
Total AFS securities (1)	$980	$10,671	$847	$510	$266	$83	$111	$13,468

Equity securities
Preferred stock	$—	$—	$—	$—	$50	$29	$12	$91
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$50	$29	$12	$117
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2025, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.
The amortized cost and fair value of the Company's debt securities as of September 30, 2025, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities.

	September 30, 2025
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$15	$15
After one year through five years	20	21
After five years through ten years	190	179
After ten years	1,138	1,014
Mortgage-backed securities	169	138
Total HTM securities	$1,532	$1,367

Available-for-sale
Due in one year or less	$1,393	$1,395
After one year through five years	2,118	2,118
After five years through ten years	683	674
After ten years	4,334	4,312
Mortgage-backed securities	9,175	8,731
Total AFS securities	$17,703	$17,230
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Available-for-sale securities
Gross gains	$8.6	$8.8	$22.5	$12.4
Gross losses	(0.1)	—	(0.1)	(2.2)
Net gain on AFS securities	$8.5	$8.8	$22.4	$10.2

Equity securities
Gross gains	$—	$—	$0.2	$—
Gross losses	—	—	(0.6)	—
Net loss on equity securities	$—	$—	$(0.4)	$—
During the three and nine months ended September 30, 2025, the Company sold AFS securities with a carrying value of $2.2 billion and $4.8 billion, respectively, and recognized a net gain of $8.5 million and $22.4 million, respectively. U.S. Treasury securities and MBS were sold to secure gains, including hedged U.S. Treasury securities sold as part of interest rate swap terminations that resulted in a $16.2 million gain. See "Note 12. Derivatives and Hedging Activities" for further discussion of the interest rate swap. During the three and nine months ended September 30, 2024, the Company sold securities with a carrying value of $2.3 billion and $4.0 billion, respectively, and recognized a net gain of $8.8 million and $10.2 million, respectively. U.S. Treasury securities and MBS were sold to secure gains, while CLOs were sold as part of the Company's efforts to shift the investment portfolio mix toward high quality liquid assets.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans that are held for sale or securitization primarily through its AmeriHome mortgage banking business channel.
The following is a summary of loans HFS by type:

	September 30, 2025	December 31, 2024
	(in millions)
Government-insured or guaranteed:
EBO (1)	$102	$—
Non-EBO	1,627	764
Total government-insured or guaranteed	1,729	764
Agency-conforming	1,696	1,502
Non-agency	77	20
Total loans HFS	$3,502	$2,286
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$318.7	$222.5	$863.4	$625.9
Net proceeds from sale of loans (1)	(185.9)	(116.4)	(663.6)	(467.7)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.6	—	1.7	4.2
Change in fair value of loans HFS and trading securities	(0.6)	4.0	32.5	(1.3)
Change in fair value of derivatives:
Unrealized gain (loss) on derivatives	17.1	(2.9)	(56.1)	14.2
Realized loss on derivatives	(92.7)	(76.3)	(60.9)	(79.7)
Total change in fair value of derivatives	(75.6)	(79.2)	(117.0)	(65.5)
Net gain on residential mortgage loans HFS	$57.2	$30.9	$117.0	$95.6
Loan acquisition and origination fees	18.3	15.4	47.4	42.8
Net gain on mortgage loan origination and sale activities	$75.5	$46.3	$164.4	$138.4
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Mortgage finance	$6,574	$6,151
Municipal & nonprofit	1,559	1,620
Tech & innovation	3,818	3,383
Equity fund resources	993	884
Other commercial and industrial	12,935	11,231
CRE - owner occupied	1,531	1,675
Hotel franchise finance	4,006	3,815
Other CRE - non-owner occupied	6,923	6,342
Residential	13,158	12,961
Residential - EBO	956	972
Construction and land development	4,047	4,468
Other	146	174
Total loans HFI	56,646	53,676
Allowance for credit losses	(440)	(374)
Total loans HFI, net of allowance	$56,206	$53,302
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $127 million and $106 million reduced the carrying value of loans as of September 30, 2025 and December 31, 2024, respectively. Net unamortized purchase premiums on acquired and purchased loans of $178 million and $175 million increased the carrying value of loans as of September 30, 2025 and December 31, 2024, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	September 30, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	5	$5	$—
Tech & innovation	5	38	43	—
Equity fund resources	—	1	1	—
Other commercial and industrial	12	122	134	—
CRE - owner occupied	3	—	3	—
Other CRE - non-owner occupied	91	96	187	—
Residential	—	11	11	49
Residential - EBO	—	—	—	282
Construction and land development	136	—	136	—
Other	2	—	2	—
Total	$249	$273	$522	$331
Loans contractually delinquent by 90 days or more and still accruing totaled $331 million at September 30, 2025 and consisted of government guaranteed EBO and certain other residential loans.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $116 million and $99 million at September 30, 2025 and December 31, 2024, respectively.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $10.4 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively, and $26.4 million and $18.4 million for the nine months ended September 30, 2025 and 2024, respectively.
The following table presents an aging analysis of past due loans by loan portfolio segment:

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$6,574	$—	$—	$—	$—	$—	$6,574
Municipal & nonprofit	1,511	—	43	—	43	5	1,559
Tech & innovation	3,771	4	—	—	4	43	3,818
Equity fund resources	992	—	—	—	—	1	993
Other commercial and industrial	12,796	2	3	—	5	134	12,935
CRE - owner occupied	1,522	6	—	—	6	3	1,531
Hotel franchise finance	4,006	—	—	—	—	—	4,006
Other CRE - non-owner occupied	6,669	67	—	—	67	187	6,923
Residential	13,028	43	27	49	119	11	13,158
Residential - EBO	525	102	47	282	431	—	956
Construction and land development	3,911	—	—	—	—	136	4,047
Other	143	1	—	—	1	2	146
Total loans	$55,448	$225	$120	$331	$676	$522	$56,646

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$6,151	$—	$—	$—	$—	$—	$6,151
Municipal & nonprofit	1,615	—	—	—	—	5	1,620
Tech & innovation	3,320	3	—	—	3	60	3,383
Equity fund resources	883	—	—	—	—	1	884
Other commercial and industrial	11,213	1	—	—	1	17	11,231
CRE - owner occupied	1,670	—	—	—	—	5	1,675
Hotel franchise finance	3,785	—	30	—	30	—	3,815
Other CRE - non-owner occupied	6,097	—	2	—	2	243	6,342
Residential	12,818	45	10	—	55	88	12,961
Residential - EBO	463	107	76	326	509	—	972
Construction and land development	4,412	—	—	—	—	56	4,468
Other	172	1	—	—	1	1	174
Total loans	$52,599	$157	$118	$326	$601	$476	$53,676

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance
Pass	$11	$—	$420	$270	$—	$245	$5,628	$6,574
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$11	$—	$420	$270	$—	$245	$5,628	$6,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$66	$205	$99	$116	$137	$931	$—	$1,554
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	5	—	5
Total	$66	$205	$99	$116	$137	$936	$—	$1,559
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$1,018	$1,029	$244	$182	$86	$63	$1,034	$3,656
Special mention	6	34	16	10	—	—	16	82
Classified	2	23	14	35	—	—	6	80
Total	$1,026	$1,086	$274	$227	$86	$63	$1,056	$3,818
Current period gross charge-offs	$1.5	$6.8	$5.9	$11.2	$0.1	$—	$—	$25.5

Equity fund resources
Pass	$56	$4	$—	$—	$—	$4	$928	$992
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	—	—	—	—	—	1
Total	$56	$5	$—	$—	$—	$4	$928	$993
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$1,614	$1,420	$618	$382	$205	$184	$8,176	$12,599
Special mention	—	3	—	14	1	1	17	36
Classified	—	104	141	33	17	4	1	300
Total	$1,614	$1,527	$759	$429	$223	$189	$8,194	$12,935
Current period gross charge-offs	$0.1	$7.5	$0.7	$6.4	$0.1	$0.2	$1.0	$16.0

CRE - owner occupied
Pass	$221	$158	$158	$302	$241	$400	$30	$1,510
Special mention	—	—	—	—	—	3	—	3
Classified	1	—	—	11	2	4	—	18
Total	$222	$158	$158	$313	$243	$407	$30	$1,531
Current period gross charge-offs	$—	$—	$—	$0.3	$—	$0.2	$—	$0.5

Hotel franchise finance
Pass	$950	$907	$480	$927	$262	$262	$128	$3,916
Special mention	—	—	—	—	—	—	—	—
Classified	—	45	—	45	—	—	—	90
Total	$950	$952	$480	$972	$262	$262	$128	$4,006
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)

Other CRE - non-owner occupied
Pass	$948	$889	$1,161	$2,061	$456	$398	$547	$6,460
Special mention	12	35	102	—	1	—	—	150
Classified	—	40	37	210	25	1	—	313
Total	$960	$964	$1,300	$2,271	$482	$399	$547	$6,923
Current period gross charge-offs	$—	$1.2	$31.8	$10.5	$0.5	$0.9	$—	$44.9

Residential
Pass	$734	$682	$203	$3,191	$7,148	$1,117	$33	$13,108
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	5	20	14	2	—	41
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	9
Total	$734	$682	$208	$3,211	$7,162	$1,119	$33	$13,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$58	$58	$21	$174	$644	$—	$956
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$58	$58	$21	$174	$644	$—	$956
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$706	$702	$396	$313	$27	$—	$1,735	$3,879
Special mention	10	—	—	10	—	—	—	20
Classified	—	—	34	113	1	—	—	148
Total	$716	$702	$430	$436	$28	$—	$1,735	$4,047
Current period gross charge-offs	$—	$—	$5.1	$1.5	$—	$—	$—	$6.6

Other
Pass	$16	$10	$1	$7	$1	$82	$26	$143
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	2	—	2
Total	$16	$10	$1	$7	$1	$85	$26	$146
Current period gross charge-offs	$—	$—	$—	$0.1	$—	$0.9	$0.1	$1.1

Total by Risk Category
Pass	$6,341	$6,064	$3,838	$7,772	$8,737	$4,330	$18,265	$55,347
Special mention	28	72	118	34	2	5	33	292
Classified	3	213	231	467	59	18	7	998
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	9
Total	$6,372	$6,349	$4,187	$8,273	$8,798	$4,353	$18,305	$56,646
Current period gross charge-offs	$1.6	$15.5	$43.5	$30.0	$0.7	$2.2	$1.1	$94.6

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024 and gross charge-offs for the nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Mortgage finance
Pass	$2	$486	$251	$—	$278	$—	$5,134	$6,151
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$486	$251	$—	$278	$—	$5,134	$6,151
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$175	$89	$195	$144	$160	$833	$1	$1,597
Special mention	—	—	7	—	11	—	—	18
Classified	—	—	—	—	—	5	—	5
Total	$175	$89	$202	$144	$171	$838	$1	$1,620
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$1,378	$475	$301	$89	$—	$61	$903	$3,207
Special mention	26	15	16	11	—	—	7	75
Classified	30	7	45	3	—	—	16	101
Total	$1,434	$497	$362	$103	$—	$61	$926	$3,383
Current period gross charge-offs	$—	$1.5	$—	$—	$3.5	$—	$—	$5.0

Equity fund resources
Pass	$6	$78	$24	$32	$2	$—	$741	$883
Special mention	—	—	—	—	—	—	—	—
Classified	1	—	—	—	—	—	—	1
Total	$7	$78	$24	$32	$2	$—	$741	$884
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$2,420	$1,032	$814	$324	$75	$155	$6,237	$11,057
Special mention	1	—	38	1	—	—	3	43
Classified	11	86	10	18	2	4	—	131
Total	$2,432	$1,118	$862	$343	$77	$159	$6,240	$11,231
Current period gross charge-offs	$—	$0.2	$0.8	$4.6	$—	$0.3	$0.8	$6.7

CRE - owner occupied
Pass	$231	$159	$323	$298	$146	$465	$29	$1,651
Special mention	2	—	1	1	—	1	—	5
Classified	—	—	12	3	—	4	—	19
Total	$233	$159	$336	$302	$146	$470	$29	$1,675
Current period gross charge-offs	$0.1	$—	$—	$—	$—	$0.2	$—	$0.3

Hotel franchise finance
Pass	$1,036	$522	$1,204	$405	$33	$342	$132	$3,674
Special mention	98	—	14	—	—	—	—	112
Classified	—	—	29	—	—	—	—	29
Total	$1,134	$522	$1,247	$405	$33	$342	$132	$3,815
Current period gross charge-offs	$—	$—	$—	$1.4	$—	$1.5	$—	$2.9

Other CRE - non-owner occupied
Pass	$1,056	$1,388	$1,589	$557	$250	$264	$588	$5,692
Special mention	75	—	59	—	2	2	—	138
Classified	34	244	173	48	12	1	—	512
Total	$1,165	$1,632	$1,821	$605	$264	$267	$588	$6,342
Current period gross charge-offs	$—	$17.1	$4.5	$22.7	$—	$—	$—	$44.3

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024 and gross charge-offs for the nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Residential
Pass	$659	$231	$3,331	$7,519	$762	$421	$28	$12,951
Special mention	—	—	—	—	—	—	—	—
Classified	—	2	41	33	4	8	—	88
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$659	$233	$3,372	$7,552	$766	$429	$28	$12,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$15	$12	$200	$447	$297	$—	$972
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$15	$12	$200	$447	$297	$—	$972
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$798	$525	$1,526	$62	$2	$—	$1,487	$4,400
Special mention	—	—	—	—	—	—	—	—
Classified	—	38	30	—	—	—	—	68
Total	$798	$563	$1,556	$62	$2	$—	$1,487	$4,468
Current period gross charge-offs	$—	$—	$1.5	$—	$—	$—	$—	$1.5

Other
Pass	$24	$—	$8	$2	$13	$72	$52	$171
Special mention	—	—	—	—	—	1	—	1
Classified	1	—	—	—	—	1	—	2
Total	$25	$—	$8	$2	$13	$74	$52	$174
Current period gross charge-offs	$—	$—	$—	$—	$—	$0.2	$—	$0.2

Total by Risk Category
Pass	$7,786	$5,000	$9,578	$9,632	$2,168	$2,910	$15,332	$52,406
Special mention	202	15	135	13	13	4	10	392
Classified	77	377	340	105	18	23	16	956
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$8,065	$5,392	$10,053	$9,750	$2,199	$2,937	$15,358	$53,676
Current period gross charge-offs	$0.1	$18.8	$6.8	$28.7	$3.5	$2.2	$0.8	$60.9

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$57	$57	0.4%
Other CRE - non-owner occupied	—	—	50	50	0.7
Total	$—	$—	$107	$107	0.2%

	Amortized Cost Basis at September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$18	$18	0.5%
Other commercial and industrial	—	—	58	58	0.4
Other CRE - non-owner occupied	—	—	50	50	0.7
Construction and land development	—	—	34	34	0.8
Total	$—	$—	$160	$160	0.3%

	Amortized Cost Basis at September 30, 2024
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$2	$—	$2	0.1%
Other commercial and industrial	—	—	87	87	1.0
Total	$—	$2	$87	$89	0.2%

	Amortized Cost Basis at September 30, 2024
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$—	$2	$29	$31	1.0%
Other commercial and industrial	8	—	87	95	1.0
Other CRE - non-owner occupied	—	—	56	56	0.9
Construction and land development	41	—	—	41	0.9
Total	$49	$2	$172	$223	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2025, modified loans of $108 million were current to 89 days delinquent and $149 million were on nonaccrual status. As of December 31, 2024, modified loans of $128 million were current to 89 days delinquent and $169 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the three and nine months ended September 30, 2025, the Company completed modifications of EBO loans with an amortized cost of $173 million and $442 million, respectively. During the three and nine months ended September 30, 2024, the Company completed modifications of EBO loans with an amortized cost of $106 million and $285 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of September 30, 2025, modified EBO loans consisted of $94 million in loans that were current to 89 days delinquent and $33 million in loans 90 days or more delinquent. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent.

Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2025			December 31, 2024
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$—	$—	$—	$5	$5
Tech & innovation	—	5	5	—	5	5
Other commercial and industrial	—	109	109	—	11	11
CRE - owner occupied	3	—	3	16	—	16
Hotel franchise finance	—	—	—	29	—	29
Other CRE - non-owner occupied	187	—	187	474	—	474
Construction and land development	137	—	137	67	—	67
Total	$327	$114	$441	$586	$21	$607
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2025.
Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of September 30, 2025.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended September 30, 2025
	Balance, June 30, 2025	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2025
	(in millions)
Mortgage finance	$4.4	$0.6	$—	$—	$5.0
Municipal & nonprofit	11.3	0.8	—	—	12.1
Tech & innovation	45.7	10.7	3.7	(0.4)	53.1
Equity fund resources	2.2	0.4	—	—	2.6
Other commercial and industrial	110.7	43.5	8.4	(0.2)	146.0
CRE - owner occupied	3.9	(0.6)	—	—	3.3
Hotel franchise finance	36.0	2.1	—	—	38.1
Other CRE - non-owner occupied	125.0	19.6	12.9	—	131.7
Residential	19.9	2.2	—	—	22.1
Construction and land development	33.6	(3.3)	6.3	—	24.0
Other	2.0	0.8	0.5	(0.1)	2.4
Total	$394.7	$76.8	$31.8	$(0.7)	$440.4

	Nine Months Ended September 30, 2025
	Balance, December 31, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2025
	(in millions)
Mortgage finance	$4.8	$0.2	$—	$—	$5.0
Municipal & nonprofit	14.7	(2.6)	—	—	12.1
Tech & innovation	55.9	21.3	25.5	(1.4)	53.1
Equity fund resources	1.6	1.0	—	—	2.6
Other commercial and industrial	79.4	81.8	16.0	(0.8)	146.0
CRE - owner occupied	3.4	0.3	0.5	(0.1)	3.3
Hotel franchise finance	35.3	2.2	—	(0.6)	38.1
Other CRE - non-owner occupied	134.4	37.1	44.9	(5.1)	131.7
Residential	19.7	2.4	—	—	22.1
Construction and land development	21.3	9.3	6.6	—	24.0
Other	3.3	0.1	1.1	(0.1)	2.4
Total	$373.8	$153.1	$94.6	$(8.1)	$440.4

	Three Months Ended September 30, 2024
	Balance, June 30, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Mortgage finance	$4.9	$—	$—	$—	$4.9
Municipal & nonprofit	14.0	(0.3)	—	—	13.7
Tech & innovation	45.0	21.2	3.5	—	62.7
Equity fund resources	1.7	0.2	—	—	1.9
Other commercial and industrial	85.9	1.3	0.7	(0.4)	86.9
CRE - owner occupied	5.0	0.1	0.3	—	4.8
Hotel franchise finance	39.6	(1.2)	—	(0.7)	39.1
Other CRE - non-owner occupied	104.5	10.7	21.7	—	93.5
Residential	18.8	0.4	—	—	19.2
Construction and land development	29.9	(1.3)	1.5	—	27.1
Other	2.5	0.3	0.1	(0.1)	2.8
Total	$351.8	$31.4	$27.8	$(1.2)	$356.6

	Nine Months Ended September 30, 2024
	Balance, December 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2024
	(in millions)
Mortgage finance	$4.2	$0.7	$—	$—	$4.9
Municipal & nonprofit	14.7	(1.0)	—	—	13.7
Tech & innovation	42.1	25.6	5.0	—	62.7
Equity fund resources	1.3	0.6	—	—	1.9
Other commercial and industrial	83.0	9.7	6.7	(0.9)	86.9
CRE - owner occupied	6.0	(0.9)	0.3	—	4.8
Hotel franchise finance	33.4	7.9	2.9	(0.7)	39.1
Other CRE - non-owner occupied	96.0	41.8	44.3	—	93.5
Residential	23.1	(3.9)	—	—	19.2
Construction and land development	30.4	(1.8)	1.5	—	27.1
Other	2.5	0.4	0.2	(0.1)	2.8
Total	$336.7	$79.1	$60.9	$(1.7)	$356.6
Accrued interest receivable of $279 million and $272 million at September 30, 2025 and December 31, 2024, respectively, was excluded from the estimate of credit losses. However, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $1 million as of September 30,

2025 and December 31, 2024. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$39.2	$35.9	$39.5	$31.6
Provision for credit losses	3.1	1.7	2.8	6.0
Balance, end of period	$42.3	$37.6	$42.3	$37.6
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	September 30, 2025
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$6,574	$—	$6,574	$5.0	$—	$5.0
Municipal & nonprofit	1,554	5	1,559	11.7	0.4	12.1
Tech & innovation	3,775	43	3,818	42.8	10.3	53.1
Equity fund resources	993	—	993	2.6	—	2.6
Other commercial and industrial	12,803	132	12,935	107.1	38.9	146.0
CRE - owner occupied	1,528	3	1,531	3.3	—	3.3
Hotel franchise finance	4,006	—	4,006	38.1	—	38.1
Other CRE - non-owner occupied	6,736	187	6,923	102.0	29.7	131.7
Residential	13,158	—	13,158	22.1	—	22.1
Residential EBO	956	—	956	—	—	—
Construction and land development	3,910	137	4,047	24.0	—	24.0
Other	144	2	146	2.4	—	2.4
Total	$56,137	$509	$56,646	$361.1	$79.3	$440.4

	December 31, 2024
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$6,151	$—	$6,151	$4.8	$—	$4.8
Municipal & nonprofit	1,615	5	1,620	14.1	0.6	14.7
Tech & innovation	3,283	100	3,383	33.6	22.3	55.9
Equity fund resources	884	—	884	1.6	—	1.6
Other commercial and industrial	11,103	128	11,231	77.1	2.3	79.4
CRE - owner occupied	1,658	17	1,675	3.4	—	3.4
Hotel franchise finance	3,786	29	3,815	35.3	—	35.3
Other CRE - non-owner occupied	5,830	512	6,342	90.3	44.1	134.4
Residential	12,961	—	12,961	19.7	—	19.7
Residential EBO	972	—	972	—	—	—
Construction and land development	4,401	67	4,468	21.3	—	21.3
Other	173	1	174	3.3	—	3.3
Total	$52,817	$859	$53,676	$304.5	$69.3	$373.8

Loan Purchases and Sales
Loan purchases during the three and nine months ended September 30, 2025 totaled $680 million and $1.8 billion, respectively, which primarily consisted of residential and commercial and industrial loan purchases. Loan purchases during the three and nine months ended September 30, 2024 totaled $360 million and $875 million, respectively, which primarily consisted of commercial and industrial and residential loans. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and nine months ended September 30, 2025 and 2024.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or successful completion of a loss mitigation retention solution. The Company repurchased $153 million and $454 million of such EBO loans during the three and nine months ended September 30, 2025, respectively. The Company repurchased $109 million and $291 million of such EBO loans during the three and nine months ended September 30, 2024, respectively. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the three and nine months ended September 30, 2025, the Company sold loans with a carrying value of approximately $135 million and $514 million, respectively. The Company recognized a net gain of $2.0 million on these loan sales during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recognized net charge-offs totaling $1.7 million and a net loss of $0.8 million. During the three and nine months ended September 30, 2024, the Company sold loans with a carrying value of approximately $161 million and $550 million, respectively. The Company recognized net charge-offs totaling $0.4 million and a net loss of $0.1 million on these loan sales during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recognized net charge-offs totaling $1.8 million and a net loss of $5.7 million on these loan sales.
5. MORTGAGE SERVICING RIGHTS
The following table presents changes in the fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$1,044	$1,145	$1,127	$1,124
Additions from loans sold with servicing rights retained	318	223	863	626
Carrying value of MSRs sold	(94)	(258)	(629)	(655)
Change in fair value	(9)	(62)	(6)	30
Realization of cash flows	(46)	(37)	(142)	(114)
Balance, end of period	$1,213	$1,011	$1,213	$1,011

			September 30, 2025	December 31, 2024
			(in millions)
Unpaid principal balance of mortgage loans serviced for others			$66,052	$61,089
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three and nine months ended September 30, 2025, the Company recognized a net gain of $1.5 million and $8.1 million on MSR sales, respectively. The UPB of loans underlying these sales totaled $6.0 billion and $37.2 billion for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized a net gain of $1.5 million and $5.0 million on MSR sales, respectively. The UPB of loans underlying these sales totaled $15.5 billion and $42.8 billion for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had a remaining receivable balance of $35 million and $37 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $55.0 million and $180.8 million for the three and nine months ended September 30, 2025, respectively, compared to $59.8 million and

$196.9 million for the respective periods in 2024. Early payoff fee income totaled $6.5 million and $17.0 million for the three and nine months ended September 30, 2025, respectively, compared to $4.5 million and $13.3 million for the respective periods in 2024. These amounts are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of September 30, 2025 and December 31, 2024, net servicing advances totaled $64 million and $84 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.
The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in the below inputs that are used to determine fair value:

September 30, 2025
(in millions)
Fair value of mortgage servicing rights	$1,213
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(114)
Favorable change	91
Option adjusted spread change of 50 basis points
Increase	(30)
Decrease	31
Conditional prepayment rate change of 1%
Increase	(35)
Decrease	38
Cost to service change of 10%
Increase	(12)
Decrease	13
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
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. The Company held fourteen properties at September 30, 2025 compared to five at December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had a repossessed asset balance of $130 million and $52 million, respectively, net of a valuation allowance of $14 million and $5 million, respectively, recognized as a component of Other assets in the Consolidated Balance Sheet. The majority of the repossessed asset balance at September 30, 2025 and December 31, 2024 related to office properties.
During the three months and nine months ended September 30, 2025, the Company sold one property with a carrying value of $34 million for a gain of $6.3 million and four properties with a combined carrying value of $40 million for a net gain of $5.7 million, respectively. The Company recognized a net valuation loss of $8.0 million and $12.8 million during the three and nine months ended September 30, 2025, respectively. In addition, during the three and nine months ended September 30, 2025, one property with a carrying value of $48 million was transferred from OREO into Premises and equipment, net due to a change in management intent. During the three and nine months ended September 30, 2024, the Company recognized a net valuation loss of $1.2 million.

7. DEPOSITS
The table below summarizes deposits by type:

	September 30, 2025	December 31, 2024
	(in millions)
Non-interest bearing deposits	$26,628	$18,846
Interest bearing:
Demand accounts	16,422	15,878
Savings and money market accounts	24,627	21,208
Time certificates of deposit ($250,000 or more)	1,916	1,640
Other time deposits (1)	7,654	8,769
Total deposits	$77,247	$66,341
(1)    Retail brokered time deposits over $250,000 of $4.4 billion and $5.6 billion as of September 30, 2025 and December 31, 2024, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
A summary of the contractual maturities for all time deposits as of September 30, 2025 is as follows:

(in millions)
2025	$4,307
2026	4,944
2027	310
2028	6
2029	2
Thereafter	1
Total	$9,570
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At September 30, 2025 and December 31, 2024, the Company held wholesale brokered deposits of $5.4 billion and $6.9 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks, which offer products that qualify large deposits for FDIC insurance. At September 30, 2025, the Company had $13.1 billion of reciprocal deposits, compared to $14.0 billion at December 31, 2024.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $28.0 billion and $20.7 billion at September 30, 2025 and December 31, 2024, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs included $169.2 million and $201.7 million in deposit related costs on these deposits for the three months ended September 30, 2025 and 2024, respectively, and $441.8 million and $500.4 million, respectively, for the nine months ended September 30, 2025 and 2024.

8. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	September 30, 2025	December 31, 2024
	(in millions)
Short-Term:
FHLB advances	$900	$3,100
Repurchase agreements	—	14
Secured borrowings	62	37
Total short-term borrowings	$962	$3,151
Long-Term:
FHLB advances	$2,500	$2,000
Credit linked notes, net	400	422
Total long-term borrowings	$2,900	$2,422
Total other borrowings	$3,862	$5,573
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains uncommitted overnight federal fund lines of credit, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. There were no outstanding borrowings on federal fund lines of credit as of September 30, 2025 and December 31, 2024.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged at the time of the borrowing, generally consisting of investment securities and loans. As of September 30, 2025 and December 31, 2024, the Company had additional available credit with the FHLB of $10.3 billion and $8.7 billion respectively. The weighted average rate on short-term FHLB advances was 4.49% and 4.77% as of September 30, 2025 and December 31, 2024, respectively.
Total available credit with the FRB was $17.1 billion and $12.4 billion as of September 30, 2025 and December 31, 2024, respectively, of which no amounts were drawn.
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
As of September 30, 2025 and December 31, 2024, the Company had access to approximately $2.1 billion and $2.3 billion in uncommitted warehouse funding, respectively, of which no amounts were drawn.
Other repurchase facilities include overnight customer repurchase agreements. The total carrying value of these repurchase agreements was zero and $14 million as of September 30, 2025 and December 31, 2024, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.56% and 6.30% as of September 30, 2025 and December 31, 2024, respectively.

Long-Term Borrowings
FHLB Advances
The Company also enters into long-term advances with the FHLB. The Company's borrowing capacity is determined based on the collateral pledged at the time of the borrowing, consisting of the same pools of investment securities and loans pledged for the short-term FHLB advances. The interest rates on these advances are based on daily SOFR plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest plus a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advance. After three months from the inception date of the advances, prepayments are no longer subject to the make-whole provision. The weighted average rate on these long-term FHLB advances was 4.63% and 4.85% as of September 30, 2025 and December 31, 2024, respectively.
The Company's outstanding long-term FHLB advances are detailed in the tables below:

September 30, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	July 30, 2025	October 30, 2026	SOFR + 0.39%	$2,500
Total				$2,500

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	November 22, 2024	February 24, 2026	SOFR + 0.35%	$500
FHLB advance	December 5, 2024	March 5, 2026	SOFR + 0.35%	1,000
FHLB advance	December 19, 2024	March 19, 2026	SOFR + 0.38%	500
Total				$2,000

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
The Company's outstanding credit linked note issuances are detailed in the tables below:

September 30, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$82	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	163	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	170	2
Total				$415	$7

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$84	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	170	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	180	2
Total				$434	$7
(1)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.6 billion and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.2 billion and $3.4 billion as of September 30, 2025 and December 31, 2024, respectively.
(3)    There are six classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.3 billion and $3.5 billion as of September 30, 2025 and December 31, 2024, respectively.

9. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

September 30, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$5
Total				$600	$5

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$5
WAB fixed-to-variable-rate (2)	May 2020	June 1, 2030	5.25%	225	—
Total				$825	$5
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
During the nine months ended September 30, 2025, the Company fully redeemed its WAB fixed-to-variable-rate subordinated debt at its $225 million principal amount plus accrued and unpaid interest. The carrying value of all subordinated debt issuances totaled $595 million and $820 million at September 30, 2025 and December 31, 2024, respectively.
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
The carrying value of junior subordinated debt was $86 million and $79 million as of September 30, 2025 and December 31, 2024, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of September 30, 2025 and December 31, 2024 was 6.58% and 6.90%, respectively.
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

10. EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period and stock grants made to non-employee WAL directors generally vest over one year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2025 was $0.7 million and $49.5 million, respectively, compared to $0.3 million and $46.9 million for the respective periods in 2024. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense related to employee and WAL director stock grants of $9.5 million and $29.7 million, respectively, compared to $9.1 million and $32.6 million for the respective periods in 2024.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. For the 2025 and 2024 awards, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, and relative TSR performance. For the 2023 award, the performance measures are based on achievement of a specified cumulative EPS target and a TSR performance factor. The number of shares issued will vary based on the performance measures that are achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense related to these performance stock units of $2.9 million and $6.3 million, respectively, compared to $0.9 million and $2.5 million for the respective periods in 2024.
The three-year performance period for the 2022 grant ended on December 31, 2024. The Company did not meet the cumulative EPS and TSR performance measure for the performance period. As a result, no shares became fully vested in 2025.
The three-year performance period for the 2021 grant ended on December 31, 2023, and based on the Company's cumulative EPS and TSR performance measure for the performance period, these shares vested at 168% of the target award under the terms of the grant. As a result, 129,942 shares became fully vested and were distributed to executive management in the first quarter of 2024.
Cash Settled Restricted Stock Units
The Company grants cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three and nine months ended September 30, 2025, the Company recognized compensation expense related to these awards of $0.9 million and $1.8 million, respectively, compared to $0.4 million and $0.8 million for the respective periods in 2024.
Deferred Stock Units
In 2024, the Company began granting deferred stock unit awards to certain members of its management team, which are intended to provide supplemental executive retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards granted during the three and nine months ended September 30, 2025 less than $0.1 million and $1.6 million, respectively, compared to $0.1 million and $5.7 million for the three and nine months ended September 30, 2024, respectively. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense related to these stock grants of $0.4 million and $3.4 million, respectively, compared to $1.4 million and $1.9 million for the three and nine months ended September 30, 2024, respectively.

Common Stock Repurchase
During the three and nine months ended September 30, 2025, the Company's BOD approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $300 million of its shares common stock. During the three and nine months ended September 30, 2025, the Company repurchased 119,588 shares of its common stock. The shares were repurchased at a weighted average price of $88.50, for a total payment of $10.6 million. There were no share repurchases during the comparable periods in 2024. As of September 30, 2025, the aggregate remaining approved amount under the stock repurchase program is approximately $289 million.
Preferred Stock
The Company issued and has outstanding 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). The dividend rate resets every five years beginning on September 30, 2026 to the five-year treasury rate as of the most recent reset dividend determination date plus 3.452%. The Series A preferred stock is redeemable at the Company's option on or after September 30, 2026, on any dividend payment date at a redemption price of $10,000 per share and only participates in the undistributed earnings of the Company if a dividend is declared. During the three and nine months ended September 30, 2025 and 2024, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million and $9.6 million, respectively.
Cash Dividend on Common Shares
During the three and nine months ended September 30, 2025, the Company declared and paid a quarterly cash dividend of $0.38 per share, for a total dividend payment to stockholders of $42.0 million and $126.0 million, respectively. During the three and nine months ended September 30, 2024, the Company declared and paid a quarterly cash dividend of $0.37 per share for a total dividend payment to stockholders of $40.7 million and $122.2 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2025, the Company purchased treasury shares of 1,464 and 135,431, respectively, at a weighted average price of $85.30 and $87.32 per share, respectively. During the three and nine months ended September 30, 2024, the Company purchased treasury shares of 1,042 and 141,525, respectively, at a weighted average price of $75.27 and $61.34 per share, respectively.
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
During the three and nine months ended September 30, 2025, dividends of $7.1 million and $14.5 million, respectively, were declared and paid to Series B preferred stockholders. These dividend payments are classified as Net income attributable to noncontrolling interest in the Consolidated Income Statement and as Dividends paid to noncontrolling interest in the Consolidated Statement of Equity.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, June 30, 2025	$(479.7)	$(0.3)	$(1.6)	$—	$(481.6)
Other comprehensive income (loss) before reclassifications	80.7	0.1	(1.7)	—	79.1
Amounts reclassified from AOCI	(6.4)	—	—	—	(6.4)
Net current-period other comprehensive income (loss)	74.3	0.1	(1.7)	—	72.7
Balance, September 30, 2025	$(405.4)	$(0.2)	$(3.3)	$—	$(408.9)

Balance, June 30, 2024	$(560.9)	$(0.3)	$1.8	$1.2	$(558.2)
Other comprehensive income (loss) before reclassifications	183.7	(0.1)	(0.3)	—	183.3
Amounts reclassified from AOCI	(6.6)	—	—	—	(6.6)
Net current-period other comprehensive income (loss)	177.1	(0.1)	(0.3)	—	176.7
Balance, September 30, 2024	$(383.8)	$(0.4)	$1.5	$1.2	$(381.5)

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2024	$(534.7)	$(0.4)	$1.4	$—	$(533.7)
Other comprehensive income (loss) before reclassifications	146.1	0.2	(4.7)	—	141.6
Amounts reclassified from AOCI	(16.8)	—	—	—	(16.8)
Net current-period other comprehensive income (loss)	129.3	0.2	(4.7)	—	124.8
Balance, September 30, 2025	$(405.4)	$(0.2)	$(3.3)	$—	$(408.9)

Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
Other comprehensive income (loss) income before reclassifications	140.5	(0.1)	(1.3)	—	139.1
Amounts reclassified from AOCI	(7.7)	—	—	—	(7.7)
Net current-period other comprehensive income (loss)	132.8	(0.1)	(1.3)	—	131.4
Balance, September 30, 2024	$(383.8)	$(0.4)	$1.5	$1.2	$(381.5)

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
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans and AFS debt securities. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on SOFR plus a spread adjustment. During the three and nine months ended September 30, 2025, the Company terminated interest rate swaps on hedged AFS U.S. Treasury securities. The terminated hedges had notional values of $1.8 billion and $2.8 billion and cumulative basis adjustments of $15 million and $25 million at the time of termination, respectively. As the hedged securities were sold in the same period as the termination of the swap, both the basis adjustment and the related loss on sale of the hedged securities were recognized in earnings as a component of Gain on sales of investment securities, resulting in a net gain of $8.4 million and $16.2 million during the three and nine months ended September 30, 2025, respectively, as described in "Note 2. Investment Securities."
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets, whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company receives a variable rate and pays a fixed rate on the outstanding notional amount. During the year ended December 31, 2024, the Company terminated a portion of its portfolio layer method swaps. The terminated hedge had a notional value of $500 million and a cumulative loan basis adjustment of $4 million at the time of termination. During the nine months ended September 30, 2025, the Company terminated an additional portion of its portfolio layer method swaps. The terminated hedge had a notional value of $500 million and a cumulative loan basis adjustment of $1 million at the time of termination. For both terminations, the cumulative loan basis adjustment was allocated to the individual loans remaining within the closed pool and will be amortized over the remaining life of these loans through interest income.
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
Fair Value Hedges
As of September 30, 2025 and December 31, 2024, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	September 30, 2025		December 31, 2024
	Carrying Value of Hedged Assets (1)	Cumulative Fair Value Hedging Adjustment (2)	Carrying Value of Hedged Assets (1)	Cumulative Fair Value Hedging Adjustment (2)
	(in millions)
Loans HFI, net of deferred loan fees and costs (3)	$3,814	$1	$4,320	$(96)
Investment securities - AFS	1,986	65	—	—
(1)Represents the amortized cost basis of the hedged assets.
(2)Included in the carrying value of the hedged assets.
(3)Included portfolio layer method derivative instruments with $3.5 billion and $4.0 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $7.3 billion and $8.7 billion) as of September 30, 2025 and December 31, 2024, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $9 million and $78 million as of September 30, 2025 and December 31, 2024, respectively.
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

	Three Months Ended September 30,
	2025		2024
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$(5.9)	$5.8	$(31.4)	$31.2
Interest income on investment securities	(25.7)	24.4	—	—

	Nine Months Ended September 30,
	2025		2024
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$(101.4)	$100.1	$(114.6)	$115.1
Interest income on investment securities	(64.1)	64.7	—	—
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $0.2 million and $0.3 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the three and nine months ended September 30, 2025, respectively, and $3.0 million and $8.9 million related to its discontinued last-of-layer hedges for the respective periods in 2024.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of September 30, 2025, December 31, 2024, and September 30, 2024. The change in the notional amounts of these derivatives from September 30, 2024 to September 30, 2025 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	September 30, 2025			December 31, 2024			September 30, 2024
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$5,868	$17	$81	$4,344	$97	$—	$4,852	$14	$51
Total	$5,868	$17	$81	$4,344	$97	$—	$4,852	$14	$51

Derivatives not designated as hedging instruments:
Foreign currency contracts	$493	$6	$3	$69	$1	$1	$101	$1	$—
Forward contracts	28,101	27	59	21,731	81	48	17,889	20	38
Futures contracts (1)	20,330	—	—	13,200	—	—	7,400	—	—
Interest rate lock commitments	2,699	14	1	2,396	5	7	2,843	13	2
Interest rate contracts	9,590	36	38	6,336	19	20	5,317	28	29
Risk participation agreements	239	—	—	99	—	—	96	—	—
Equity warrants	59	34	—	59	30	—	56	21	—
Total	$61,511	$117	$101	$43,890	$136	$76	$33,702	$83	$69
Margin	—	378	(43)	—	72	3	—	280	(4)
Total, including margin	$61,511	$495	$58	$43,890	$208	$79	$33,702	$363	$65
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	September 30, 2025			December 31, 2024			September 30, 2024
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$1	$—	$1	$1	$—	$1
Forward contracts	27	—	27	81	—	81	20	—	20
Interest rate contracts	18	—	18	106	—	106	18	—	18
Margin	378	—	378	72	—	72	280	—	280
Netting	—	(115)	(115)	—	(52)	(52)	—	(94)	(94)
	$424	$(115)	$309	$260	$(52)	$208	$319	$(94)	$225
Liabilities
Foreign currency contracts	$(3)	$—	$(3)	$—	$—	$—	$—	$—	$—
Forward contracts	(56)	—	(56)	(47)	—	(47)	(37)	—	(37)
Interest rate contracts	(107)	—	(107)	(6)	—	(6)	(70)		(70)
Margin	43	—	43	(3)	—	(3)	4	—	4
Netting	—	115	115	—	52	52	—	94	94
	$(123)	$115	$(8)	$(56)	$52	$(4)	$(103)	$94	$(9)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$5	$—	$5	$—	$—	$—	$—	$—	$—
Interest rate lock commitments	14	—	14	5	—	5	13	—	13
Interest rate contracts	35	—	35	10	—	10	24	—	24
Equity warrants	34	—	34	30	—	30	21	—	21
	$88	$—	$88	$45	$—	$45	$58	$—	$58
Liabilities
Foreign currency contracts	$—	$—	$—	$(1)	$—	$(1)	$—	$—	$—
Forward contracts	(3)	—	(3)	(1)	—	(1)	(1)	—	(1)
Interest rate lock commitments	(1)	—	(1)	(7)	—	(7)	(2)	—	(2)
Interest rate contracts	(12)	—	(12)	(14)	—	(14)	(10)	—	(10)
	$(16)	$—	$(16)	$(23)	$—	$(23)	$(13)	$—	$(13)
Total derivatives and margin
Assets	$512	$(115)	$397	$305	$(52)	$253	$377	$(94)	$283
Liabilities	(139)	115	(24)	(79)	52	(27)	(116)	94	(22)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(10.5)	$2.6	$15.3	$(7.8)
Forward contracts	(64.7)	(87.3)	(137.7)	(61.3)
Interest rate contracts	(0.4)	6.7	1.9	3.8
Other contracts	—	(1.1)	3.5	(0.2)
Net loss on derivatives	$(75.6)	$(79.1)	$(117.0)	$(65.5)

Net loan servicing revenue:
Forward contracts	$8.6	$17.9	$6.6	$(9.6)
Futures contracts	9.1	(7.0)	2.7	7.4
Interest rate contracts	(2.5)	42.2	40.3	(10.8)
Net gain (loss) on derivatives	$15.2	$53.1	$49.6	$(13.0)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At September 30, 2025, December 31, 2024, and September 30, 2024 collateral pledged by the Company to counterparties for its derivatives totaled $432 million, $117 million, and $292 million, respectively.
13. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Weighted average shares - basic	109.0	108.7	108.9	108.6
Dilutive effect of stock awards	0.8	0.8	0.7	0.6
Weighted average shares - diluted	109.8	109.5	109.6	109.2
Net income available to common stockholders	$250.2	$196.6	$673.3	$561.2

Earnings per Common Share:
Basic	$2.30	$1.81	$6.18	$5.17
Diluted	2.28	1.80	6.14	5.14

14. INCOME TAXES
The Company's effective tax rate was 17.0% and 20.7% for the three months ended September 30, 2025 and 2024, respectively, and 18.1% and 22.0% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three and nine month periods ended September 30, 2025 compared to the same periods in 2024 was primarily due to an increase in investment tax credit benefits and a decrease in state taxes.
As of September 30, 2025, the net DTA balance totaled $341 million, an increase of $60 million from $281 million at December 31, 2024. The overall increase in the net DTA was primarily the result of an increase in credit carryovers, partially offset by an increase in the MSR DTL. Although realization is not assured, the Company believes realization of the recognized net DTA of $341 million at September 30, 2025 is more-likely-than-not based on expectations regarding future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2025 and December 31, 2024, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $571 million and $606 million as of September 30, 2025 and December 31, 2024, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $242 million and $320 million as of September 30, 2025 and December 31, 2024, respectively.
The Company recognized tax credits related to LIHTC investments of $24.7 million and $21.0 million during the three months ended September 30, 2025 and 2024, respectively, and $64.4 million and $59.7 million during the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, amortization related to LIHTC investments of $21.2 million and $19.6 million, respectively, was recognized as a component of income tax expense, compared to $55.3 million for the nine months ended September 30, 2025 and 2024.
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
Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrower's current financial condition may indicate a diminished ability to pay compared to when the commitment was originally made. In the case of letters of credit, the risk arises from the potential failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the letter of credit to pay for completion of the contract and the Company would look to its customer to repay these funds with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.
Letters of credit and financial guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees.
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,062 at September 30, 2025 and $860 at December 31, 2024	$14,385	$13,546
Credit card commitments and financial guarantees	754	585
Letters of credit, including unsecured letters of credit of $2 at September 30, 2025 and December 31, 2024	543	437
Total	$15,682	$14,568
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. The loss contingency for unfunded loan commitments and letters of credit was $42.3 million and $39.5 million as of September 30, 2025 and December 31, 2024, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 14. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. There were no conditional commitments as of September 30, 2025, compared to $6 million as of December 31, 2024.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 45% and 43% of the Company's HFI loan portfolio as of September 30, 2025 and December 31, 2024, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2025 and December 31, 2024, CRE related loans accounted for approximately 29% and 30% of total loans, respectively. Approximately 14% and 16% of CRE loans, excluding construction and land loans, were owner-occupied as of September 30, 2025 and December 31, 2024, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of September 30, 2025 and December 31, 2024.
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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Unrealized losses	$(2.3)	$(0.4)	$(6.2)	$(1.8)
Changes included in OCI, net of tax	(1.7)	(0.3)	(4.7)	(1.3)
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
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2025	(in millions)
Assets:
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$7,065	$—	$7,065
U.S. Treasury securities	5,388	—	—	5,388
CLO	—	1,888	—	1,888
Private label residential MBS	—	1,044	—	1,044
Tax-exempt	—	805	—	805
Commercial MBS issued by GSEs and GNMA	—	622	—	622
Corporate debt securities	—	350	—	350
Other	28	40	—	68
Total AFS debt securities	$5,416	$11,814	$—	$17,230
Equity securities
Preferred stock	$64	$—	$—	$64
CRA investments	27	—	—	27
Total equity securities	$91	$—	$—	$91
Loans HFS (2)	$—	$3,295	$168	$3,463
Mortgage servicing rights	—	—	1,213	1,213
Derivative assets (1)	—	86	48	134
Liabilities:
Junior subordinated debt (3)	$—	$—	$71	$71
Derivative liabilities (1)	—	181	1	182
(1)See "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $1 million as of September 30, 2025 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $378 million and $(43) million, respectively.
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance	$(68.6)	$(64.2)	$(64.7)	$(62.8)
Change in fair value (1)	(2.3)	(0.4)	(6.2)	(1.8)
Ending balance	$(70.9)	$(64.6)	$(70.9)	$(64.6)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(1.7) million and $(0.3) million for three months ended September 30, 2025 and 2024, respectively, and $(4.7) million and $(1.3) million for the nine months ended September 30, 2025 and 2024, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	September 30, 2025	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$71	Discounted cash flow	Implied credit rating of the Company	5.80%

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65	Discounted cash flow	Implied credit rating of the Company	7.43%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2025 and December 31, 2024 was the implied credit risk for the Company. The implied credit risk spread as of

September 30, 2025 and December 31, 2024 was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes.
As of September 30, 2025, the Company estimates the discount rate at 5.80%, which represents an implied credit spread of 1.83% plus three-month SOFR (3.98%). As of December 31, 2024, the Company estimated the discount rate at 7.43%, which was a 3.12% credit spread plus three-month SOFR (4.31%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Loans HFS	MSRs	IRLCs (1)	Loans HFS	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$84	$1,044	$24	$3	$1,127	$(2)
Purchases and additions	117	318	6,847	272	863	18,079
Sales and payments	(36)	(94)	—	(116)	(629)	—
Transfers from Level 2 to Level 3	1	—	—	4	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(6,863)	—	—	(18,076)
Change in fair value	2	(9)	5	5	(6)	12
Realization of cash flows	—	(46)	—	—	(142)	—
Balance, end of period	$168	$1,213	$13	$168	$1,213	$13
Changes in unrealized gains for the period (2)	$1	$(8)	$13	$2	$(14)	$13

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	MSRs	IRLCs (1)	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$1,145	$8	$1,124	$18
Purchases and additions	223	5,387	626	14,024
Sales and payments	(258)	—	(655)	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	(5,395)	—	(14,042)
Change in fair value	(62)	10	30	10
Realization of cash flows	(37)	—	(114)	—
Balance, end of period	$1,011	$10	$1,011	$10
Changes in unrealized gains for the period (2)	$(61)	$10	$(25)	$10
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		September 30, 2025
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	264 - 306	303
	Conditional prepayment rate (1)	6.3% - 15.4%	11.9%
	Recapture rate	0.0% - 55.0%	25.8%
	Servicing fee rate (in basis points)	25.0 - 56.5	37.5
	Cost to service	$77 - $83	$79
Loans HFS:	Lifetime liquidation probability	1.6% to 8.0%	3.4%
IRLCs:	Servicing fee multiple	4.4 - 6.3	5.2
	Pull-through rate	73% - 100%	89%

		December 31, 2024
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	21 - 315	237
	Conditional prepayment rate (1)	8.4% - 19.0%	14.0%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	36.4
	Cost to service	$75 - $95	$82
IRLCs:	Servicing fee multiple	4.3 - 6.4	5.3
	Pull-through rate	76% - 100%	92%
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	September 30, 2025			December 31, 2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$3,437	$3,298	$139	$2,244	$2,195	$49
90 days or more delinquent	26	25	1	—	—	—
Total	$3,463	$3,323	$140	$2,244	$2,195	$49
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of September 30, 2025:
Loans HFI	$376	$—	$—	$376
Other assets acquired through foreclosure	130	—	—	130
As of December 31, 2024:
Loans HFI	$561	$—	$—	$561
Other assets acquired through foreclosure	52	—	—	52

For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2025	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$376	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	130	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

	December 31, 2024	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$561	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	52	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $376 million and $561 million at September 30, 2025 and December 31, 2024, respectively, net of a specific ACL of $65 million and $46 million at September 30, 2025 and December 31, 2024, respectively.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. These assets are initially reported at the fair value determined by independent appraisals using appraised value less estimated cost to sell. Such properties are typically re-appraised every 12 months. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense.
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $130 million and $52 million of such assets at September 30, 2025 and December 31, 2024, respectively.

Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,532	$—	$1,367	$—	$1,367
AFS	17,230	5,416	11,814	—	17,230
Equity	91	91	—	—	91
Derivative assets (1)	134	—	86	48	134
Loans HFS	3,502	—	3,308	194	3,502
Loans HFI, net	56,206	—	—	56,440	56,440
Mortgage servicing rights	1,213	—	—	1,213	1,213
Accrued interest receivable	434	—	434	—	434
Financial liabilities:
Deposits	$77,247	$—	$77,287	$—	$77,287
Other borrowings	3,862	—	3,864	—	3,864
Qualifying debt	681	—	584	86	670
Derivative liabilities (1)	182	—	181	1	182
Accrued interest payable	139	—	139	—	139
(1)    Derivative assets and liabilities exclude margin of $378 million and $(43) million, respectively.

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,526	$—	$1,309	$—	$1,309
AFS	13,468	4,385	9,083	—	13,468
Equity securities	117	117	—	—	117
Derivative assets (1)	233	—	198	35	233
Loans HFS	2,286	—	2,259	27	2,286
Loans HFI, net	53,302	—	—	53,070	53,070
Mortgage servicing rights	1,127	—	—	1,127	1,127
Accrued interest receivable	362	—	362	—	362
Financial liabilities:
Deposits	$66,341	$—	$66,393	$—	$66,393
Other borrowings	5,573	—	5,545	—	5,545
Qualifying debt	899	—	789	78	867
Derivative liabilities (1)	76	—	69	7	76
Accrued interest payable	138	—	138	—	138
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at September 30, 2025 and December 31, 2024 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at September 30, 2025 and December 31, 2024.

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
The Company's operating segments are aggregated with a focus on products and services offered and consist of three reportable segments:
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2025:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$24,597	$13	$—	$24,584
Loans HFS	3,502	—	3,502	—
Loans HFI, net of deferred fees and costs	56,646	33,830	22,816	—
Less: allowance for credit losses	(440)	(379)	(61)	—
Net loans HFI	56,206	33,451	22,755	—
Goodwill and other intangible assets, net	651	290	361	—
Other assets	6,014	326	2,123	3,565
Total assets	$90,970	$34,080	$28,741	$28,149
Liabilities:
Deposits	$77,247	$28,584	$42,725	$5,938
Borrowings and qualifying debt	4,543	—	62	4,481
Other liabilities	1,490	88	577	825
Total liabilities	83,280	28,672	43,364	11,244
Allocated equity:	7,690	3,296	2,423	1,971
Total liabilities and equity	$90,970	$31,968	$45,787	$13,215
Excess funds provided (used)	$—	$(2,112)	$17,046	$(14,934)

Income Statement:
Three Months Ended September 30, 2025:	(in millions)
Interest income	$1,225.5	$637.1	$314.8	$273.6
Interest expense	475.1	168.9	164.4	141.8
Funds transfer pricing	—	(121.9)	326.5	(204.6)
Net interest income (expense)	750.4	346.3	476.9	(72.8)
Provision for (recovery of) credit losses	80.0	80.6	(0.7)	0.1
Net interest income (expense) after provision for credit losses	670.4	265.7	477.6	(72.9)
Non-interest income	187.8	45.7	106.8	35.3
Salaries and employee benefits	193.5	37.1	41.0	115.4
Other non-interest expense (1)	350.9	140.9	316.2	(106.2)
Income (loss) before provision for income taxes	313.8	133.4	227.2	(46.8)
Income tax expense (benefit)	53.3	23.4	39.5	(9.6)
Net income (loss)	$260.5	$110.0	$187.7	$(37.2)

Nine Months Ended September 30, 2025:	(in millions)
Interest income	$3,475.5	$1,841.6	$903.3	$730.6
Interest expense	1,376.9	472.3	477.3	427.3
Funds transfer pricing	—	(392.0)	882.7	(490.7)
Net interest income (expense)	2,098.6	977.3	1,308.7	(187.4)
Provision for (recovery of) credit losses	151.1	146.9	9.1	(4.9)
Net interest income (expense) after provision for credit losses	1,947.5	830.4	1,299.6	(182.5)
Non-interest income	463.5	120.9	272.3	70.3
Salaries and employee benefits	555.8	116.6	123.2	316.0
Other non-interest expense (1)	1,003.7	400.1	874.1	(270.5)
Income (loss) before provision for income taxes	851.5	434.6	574.6	(157.7)
Income tax expense (benefit)	154.1	73.9	99.1	(18.9)
Net income (loss)	$697.4	$360.7	$475.5	$(138.8)
(1)    The composition of other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2024:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$19,191	$14	$—	$19,177
Loans HFS	2,286	—	2,286	—
Loans HFI, net of deferred fees and costs	53,676	31,544	22,132	—
Less: allowance for credit losses	(374)	(320)	(54)	—
Net loans HFI	53,302	31,224	22,078	—
Goodwill and other intangible assets, net	659	291	368	—
Other assets	5,496	367	1,923	3,206
Total assets	$80,934	$31,896	$26,655	$22,383
Liabilities:
Deposits	$66,341	$25,487	$33,767	$7,087
Borrowings and qualifying debt	6,472	15	37	6,420
Other liabilities	1,414	72	476	866
Total liabilities	74,227	25,574	34,280	14,373
Allocated equity:	6,707	2,727	1,899	2,081
Total liabilities and equity	$80,934	$28,301	$36,179	$16,454
Excess funds provided (used)	$—	$(3,595)	$9,524	$(5,929)

Income Statement:
Three Months Ended September 30, 2024:	(in millions)
Interest income	$1,200.0	$647.9	$284.1	$268.0
Interest expense	503.1	177.9	166.7	158.5
Funds transfer pricing	—	(184.4)	316.6	(132.2)
Net interest income	696.9	285.6	434.0	(22.7)
Provision for credit losses	33.6	27.7	5.4	0.5
Net interest income after provision for credit losses	663.3	257.9	428.6	(23.2)
Non-interest income	126.2	31.2	64.1	30.9
Salaries and employee benefits	157.8	30.9	33.2	93.7
Other non-interest expense (1)	379.6	120.0	345.8	(86.2)
Income before provision for income taxes	252.1	138.2	113.7	0.2
Income tax expense	52.3	28.5	19.1	4.7
Net income	$199.8	$109.7	$94.6	$(4.5)

Nine Months Ended September 30, 2024:
Interest income	$3,402.5	$1,880.6	$795.0	$726.9
Interest expense	1,450.1	521.0	456.2	472.9
Funds transfer pricing	—	(493.3)	727.4	(234.1)
Net interest income	1,952.4	866.3	1,066.2	19.9
Provision for credit losses	85.9	79.1	6.0	0.8
Net interest income after provision for credit losses	1,866.5	787.2	1,060.2	19.1
Non-interest income	371.3	80.3	249.8	41.2
Salaries and employee benefits	465.7	105.4	102.2	258.1
Other non-interest expense (1)	1,040.3	351.0	904.4	(215.1)
Income before provision for income taxes	731.8	411.1	303.4	17.3
Income tax expense	161.0	90.4	62.4	8.2
Net income	$570.8	$320.7	$241.0	$9.1
(1)    The composition of other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.
18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include service charges and fees, interchange fees on credit and debit cards, and legal settlement service fees. These revenues totaled $24.5 million and $15.2 million for the three months ended September 30, 2025 and 2024, respectively, and $71.0 million and $45.9 million for the nine months ended September 30, 2025 and 2024, respectively. The Company had no material unsatisfied performance obligations as of September 30, 2025 or December 31, 2024.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and are subject to certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from historical or expected results: 1) adverse financial market and economic conditions, including the effects of inflation and any recession in the United States, adverse developments in the financial services industry generally, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers, and any related impact on depositor behavior, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the geopolitical conflicts such as the conflicts in Ukraine and the Middle East; 2) changes in interest rates and increased rate competition; 3) the discontinuation of or substantial changes to interest rate benchmarks utilized in our lending, borrowing and hedging activities; 4) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 5) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 6) exposure to natural and man-made disasters in markets where we operate and the impact of climate change and sustainability practices on us and our customers; 7) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events, and of governmental and societal responses thereto; 8) higher defaults on our loan portfolio than we expect; 9) increased foreclosures and ownership of real property; 10) changes in management's estimate of the adequacy of the allowance for credit losses; 11) dependency on real estate and events that negatively impact the real estate market; 12) concentrations in certain business lines or product types within our loan portfolio; 13) residual risk retained by us on reference pools covered by credit linked notes; 14) exposures related to the properties to which we acquire title; 15) ability to compete in a highly competitive market; 16) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful and supervisory actions by regulatory agencies which may limit our ability to pursue certain growth opportunities; 17) uncertainty associated with digital payment initiatives; 18) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 19) ability to meet capital adequacy and liquidity requirements and the sufficiency of liquidity; 20) dependence on low-cost deposits; 21) risks related to representations and warranties made on third-party loan sales; 22) ability to borrow from the FHLB or the FRB; 23) a change in our creditworthiness; 24) information security breaches; 25) reliance on third parties to provide key components of our infrastructure; 26) perpetration of fraud; 27) ability to implement and improve our controls and processes to keep pace with growth; 28) risk of operating in a highly regulated industry and our ability to remain in compliance; 29) ability to adapt to technological change; 30) failure to comply with state and federal banking agency laws and regulations; 31) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; 32) risks related to ownership and price of our preferred and common stock; 33) ability to continue to declare quarterly dividends; 34) additional regulatory requirements resulting from our continued growth; 35) management's estimates and projections of interest rates and interest rate policies; 36) the execution of our business plan; 37) any adverse determination by a court regarding the Cantor Group V loan and any adverse economic or other events impacting the collateral, borrower or guarantors with respect to such loan.

For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, “Risk Factors” in Part II, Item 1A of this Form 10-Q, and related disclosures in other filings with the SEC. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are based only on information currently available to us and speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur, and you should not put undue reliance on any forward-looking statements.
Recent Market and Banking Industry Developments
CRE Exposure
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 29% and 30% of total loans at September 30, 2025 and December 31, 2024, respectively. Approximately 14% and 16% of CRE loans, excluding construction and land loans, were owner occupied at September 30, 2025 and December 31, 2024, respectively, and less than 5% were non-owner occupied office loans at September 30, 2025 and December 31, 2024. Due to changing conditions in the CRE market, the Company has implemented enhanced measures to monitor and manage credit risk related to this portfolio segment, as further discussed in “Item 1. Business, Lending Activities – Asset Quality” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the three and nine months ended September 30, 2025, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $12.9 million and $44.9 million, respectively, which primarily related to office properties. As the Company is focused on moving nonperforming loans through its standard credit resolution process, the Company took possession of five CRE office properties during the nine months ended September 30, 2025 which drove the net increase in other assets acquired through foreclosure from December 31, 2024. While the Company believes its reserve levels are adequate, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
Legal Dispute Related to Credit Facility
In August 2025, the Bank initiated a lawsuit in connection with its note finance revolving credit facility to Cantor Group V, LLC, citing allegations of fraud by the borrower for failing to provide collateral loans in first position, among other claims. Management has evaluated the existing collateral based on most recent “as-is” appraisals and believes it covers the obligation. In addition, under certain circumstances such as fraud, the Bank holds both a limited guaranty and full guaranty from two ultra-high net worth individuals. Despite the collateral coverage and guaranties, the Bank moved the $98.5 million facility to nonaccrual status and established a specific allowance of $29.6 million for this loan as of September 30, 2025.

Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings, through its wholly-owned banking subsidiary, WAB. Effective as of October 4, 2025, the Company completed its brand unity initiative, consolidating its legacy division bank brands, ABA, BON, FIB, Bridge, and TPB, under a single unified name, Western Alliance Bank.
The Company also provides an array of specialized financial services across the country, including mortgage banking services through AmeriHome, treasury management services to the homeowner's association sector, and digital payment services for the class action legal industry.
Financial Results Highlights for the Third Quarter of 2025
•Net income available to common stockholders of $250.2 million and diluted earnings per share of $2.28, compared to $196.6 million and $1.80 per share, respectively, for the third quarter 2024
•Net revenue of $938.2 million, compared to $823.1 million for the third quarter 2024, with non-interest expense of $544.4 million, compared to $537.4 million for the third quarter 2024
•PPNR of $393.8 million, up 37.8% from $285.7 million in the third quarter 20241
•Total loans HFI of $56.6 billion, up $3.0 billion, or 5.5%, from December 31, 2024
•Total deposits of $77.2 billion, up $10.9 billion, or 16.4%, from December 31, 2024
•Total equity of $7.7 billion, an increase of $983 million, or 14.7%, from December 31, 2024
•Nonperforming loans to funded HFI loans increased to 0.92%, compared to 0.89% at December 31, 2024
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.72% of total assets, compared to 0.65% at December 31, 2024
•Annualized net loan charge-offs to average loans outstanding of 0.22%, compared to 0.20% for the third quarter 2024
•Net interest margin of 3.53%, decreased from 3.61% in the third quarter 2024
•Tangible common equity ratio of 7.1%, compared to 7.2% at December 31, 20241
•Book value per common share of $64.45, an increase of 10.7% from $58.24 at December 31, 2024
•Tangible book value per share, net of tax, of $58.56, an increase of $6.29, or 12.0%, from $52.27 at December 31, 20241
•Efficiency ratio of 57.4% in the third quarter 2025, compared to 64.5% in the third quarter 20241
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2025.
1 See Non-GAAP Financial Measures section beginning on page 64.

Results of Operations and Financial Condition
As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net income	$260.5	$199.8	$697.4	$570.8
Net income available to common stockholders	250.2	196.6	673.3	561.2
Earnings per share - basic	2.30	1.81	6.18	5.17
Earnings per share - diluted	2.28	1.80	6.14	5.14
Return on average assets	1.13%	0.96%	1.07%	0.98%
Return on average equity	13.6	12.0	12.8	11.9
Return on average tangible common equity (1)	15.6	13.8	14.7	13.8
Net interest margin	3.53	3.61	3.51	3.61
(1) See Non-GAAP Financial Measures section beginning on page 64.

	September 30, 2025	December 31, 2024
	(in millions)
Total assets	$90,970	$80,934
Loans HFS	3,502	2,286
Loans HFI, net of deferred fees and costs	56,646	53,676
Investment securities, net of allowance for credit losses	18,841	15,095
Total deposits	77,247	66,341
Other borrowings	3,862	5,573
Qualifying debt	681	899
Total equity	7,690	6,707
Tangible common equity, net of tax (1)	6,453	5,755
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

	September 30, 2025	December 31, 2024
	(dollars in millions)
Nonaccrual loans	$522	$476
Repossessed assets	130	52
Non-performing assets	809	656
Nonaccrual loans to funded loans	0.92%	0.89%
Nonaccrual and repossessed assets to total assets	0.72	0.65
Allowance for loan losses to funded loans	0.78	0.70
Allowance for credit losses to funded loans	0.85	0.77
Allowance for loan losses to nonaccrual loans	84	79
Allowance for credit losses to nonaccrual loans	92	87
Net charge-offs to average loans outstanding (1)	0.22	0.18
(1)Annualized on an actual/actual basis for the three months ended September 30, 2025. Actual year-to-date for the year ended December 31, 2024.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $91.0 billion at September 30, 2025, an increase of $10.0 billion, or 12.4%, from $80.9 billion at December 31, 2024. Higher deposit levels supported increases in investment securities and cash of $3.7 billion and $1.7 billion, respectively, and also funded HFI and HFS loan growth of $3.0 billion and $1.2 billion, respectively.
Loans HFI increased $3.0 billion, or 5.5%, to $56.6 billion as of September 30, 2025, compared to $53.7 billion as of December 31, 2024. By loan type, commercial and industrial, commercial real estate, and residential loans increased $2.6 billion, $476 million, and $325 million, respectively, from December 31, 2024. In addition, loans HFS increased $1.2 billion from $2.3 billion as of December 31, 2024 primarily due to an increase in non-EBO loans.
Total deposits increased $10.9 billion, or 16.4%, to $77.2 billion as of September 30, 2025 from $66.3 billion as of December 31, 2024. By type, the increase in deposits from December 31, 2024 was driven by increases of $7.8 billion, $3.4 billion, and $544 million in non-interest bearing deposits, savings and money market accounts, and interest bearing demand deposits, respectively, partially offset by a decrease of $839 million in certificates of deposit.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,225.5	$1,200.0	$25.5	$3,475.5	$3,402.5	$73.0
Interest expense	475.1	503.1	(28.0)	1,376.9	1,450.1	(73.2)
Net interest income	750.4	696.9	53.5	2,098.6	1,952.4	146.2
Provision for credit losses	80.0	33.6	46.4	151.1	85.9	65.2
Net interest income after provision for credit losses	670.4	663.3	7.1	1,947.5	1,866.5	81.0
Non-interest income	187.8	126.2	61.6	463.5	371.3	92.2
Non-interest expense	544.4	537.4	7.0	1,559.5	1,506.0	53.5
Income before provision for income taxes	313.8	252.1	61.7	851.5	731.8	119.7
Income tax expense	53.3	52.3	1.0	154.1	161.0	(6.9)
Net income	260.5	199.8	60.7	697.4	570.8	126.6
Net income attributable to noncontrolling interest	7.1	—	7.1	14.5	—	14.5
Net income attributable to Western Alliance	253.4	199.8	53.6	682.9	570.8	112.1
Dividends on preferred stock	3.2	3.2	—	9.6	9.6	—
Net income available to common stockholders	$250.2	$196.6	$53.6	$673.3	$561.2	$112.1
Earnings per share:
Basic	$2.30	$1.81	$0.49	$6.18	$5.17	$1.01
Diluted	2.28	1.80	0.48	6.14	5.14	1.00

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net interest income	$750.4	$696.9	$2,098.6	$1,952.4
Total non-interest income	187.8	126.2	463.5	371.3
Net revenue	$938.2	$823.1	$2,562.1	$2,323.7
Total non-interest expense	544.4	537.4	1,559.5	1,506.0
Pre-provision net revenue	$393.8	$285.7	$1,002.6	$817.7
Less:
Provision for credit losses	80.0	33.6	151.1	85.9
Income tax expense	53.3	52.3	154.1	161.0
Net income	$260.5	$199.8	$697.4	$570.8
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which measures non-interest expense as a ratio of net revenue on a tax equivalent basis. Management uses this ratio as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Total non-interest expense	$544.4	$537.4	$1,559.5	$1,506.0
Less: Deposit costs	175.1	208.0	459.3	518.7
Total non-interest expense, excluding deposit costs	369.3	329.4	1,100.2	987.3
Divided by:
Total net interest income	750.4	696.9	2,098.6	1,952.4
Plus:
Tax equivalent interest adjustment	9.7	10.0	30.1	29.5
Total non-interest income	187.8	126.2	463.5	371.3
Less: Deposit costs	175.1	208.0	459.3	518.7
	$772.8	$625.1	$2,132.9	$1,834.5
Efficiency ratio - tax equivalent basis	57.4%	64.5%	60.2%	64.0%
Efficiency ratio - tax equivalent basis, adjusted for deposit costs	47.8	52.7	51.6	53.8

Tangible Common Equity and Return on Average Tangible Common Equity
The following tables present financial measures related to tangible common equity. Tangible common equity represents total equity reduced by goodwill and intangible assets and preferred stock. Management believes tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses.

	September 30, 2025	December 31, 2024
	(dollars and shares in millions)
Total equity	$7,690	$6,707
Less:
Preferred stock	295	295
Noncontrolling interest in subsidiary	293	—
Total common stockholders' equity	7,102	6,412
Less: goodwill and intangible assets, net	651	659
Total tangible common stockholders' equity	6,451	5,753
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$6,453	$5,755

Total assets	$90,970	$80,934
Less: goodwill and intangible assets, net	651	659
Tangible assets	90,319	80,275
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$90,321	$80,277

Tangible common equity ratio	7.1%	7.2%
Common shares outstanding	110.2	110.1
Book value per common share	$64.45	$58.24
Tangible book value per common share, net of tax	58.56	52.27

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Net income available to common stockholders	$250.2	$196.6	$673.3	$561.2
Divided by:
Average equity	$7,607	$6,632	$7,289	$6,384
Less:
Average goodwill and intangible assets	652	663	655	665
Average preferred stock	295	295	295	295
Average noncontrolling interest in subsidiary	293	—	202	—
Average tangible common equity	$6,367	$5,674	$6,137	$5,424
Return on average tangible common equity	15.6%	13.8%	14.7%	13.8%

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

	September 30, 2025	December 31, 2024
	(dollars in millions)
Common equity tier 1:
Common equity	$7,102	$6,425
Less:
Non-qualifying goodwill and intangibles	633	644
Disallowed deferred tax asset	142	4
AOCI related adjustments	(406)	(535)
Unrealized gain on changes in fair value liabilities	(3)	1
Common equity tier 1	$6,736	$6,311
Divided by: Risk-weighted assets	$59,637	$56,019
Common equity tier 1 ratio	11.3%	11.3%

Common equity tier 1	$6,736	$6,311
Plus: Preferred stock, trust preferred securities, and noncontrolling interest	669	376
Tier 1 capital	$7,405	$6,687
Divided by: Tangible average assets	$91,131	$82,691
Tier 1 leverage ratio	8.1%	8.1%

Total capital:
Tier 1 capital	$7,405	$6,687
Plus:
Subordinated debt	595	819
Adjusted allowances for credit losses	495	416
Tier 2 capital	$1,090	$1,235
Total capital	$8,495	$7,922
Total capital ratio	14.2%	14.1%

Classified assets to tier 1 capital plus allowance:
Classified assets	$1,129	$1,009
Divided by: Tier 1 capital	7,405	6,687
Plus: Adjusted allowances for credit losses	495	416
Total Tier 1 capital plus adjusted allowances for credit losses	$7,900	$7,103
Classified assets to tier 1 capital plus allowance	14.3%	14.2%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$5,009	$77.1	6.11%	$4,288	$66.9	6.21%
Loans HFI:
Commercial and industrial	25,216	410.9	6.51	21,982	392.0	7.15
CRE - non-owner occupied	10,473	190.8	7.23	9,689	190.4	7.83
CRE - owner occupied	1,688	25.2	6.05	1,833	28.2	6.23
Construction and land development	4,233	88.8	8.32	4,757	110.7	9.26
Residential real estate	14,557	155.1	4.23	14,441	156.1	4.30
Consumer	24	0.4	7.43	53	1.0	7.15
Total loans HFI (1), (2), (3)	56,191	871.2	6.18	52,755	878.4	6.65
Investment securities:
Taxable	17,794	208.2	4.64	14,321	173.4	4.82
Tax-exempt	2,193	23.5	5.32	2,225	23.7	5.33
Total investment securities (1)	19,987	231.7	4.72	16,546	197.1	4.89
Cash and other	4,147	45.5	4.35	4,206	57.6	5.44
Total interest earning assets	85,334	1,225.5	5.74	77,795	1,200.0	6.19
Non-interest earning assets
Cash and due from banks	397			278
Allowance for credit losses	(414)			(366)
Bank owned life insurance	1,038			973
Other assets	4,957			4,409
Total assets	$91,312			$83,089
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$16,071	$101.4	2.50%	$16,456	$126.2	3.05%
Savings and money market accounts	23,373	189.4	3.21	18,092	166.3	3.66
Certificates of deposit	10,124	107.4	4.21	10,134	129.6	5.09
Total interest bearing deposits	49,568	398.2	3.19	44,682	422.1	3.76
Short-term borrowings	2,577	30.2	4.66	4,214	57.8	5.46
Long-term debt	2,905	40.4	5.52	569	13.7	9.57
Qualifying debt	678	6.3	3.63	897	9.5	4.23
Total interest bearing liabilities	55,728	475.1	3.38	50,362	503.1	3.97
Interest cost of funding earning assets			2.21			2.58
Non-interest bearing liabilities
Non-interest bearing deposits	26,438			24,638
Other liabilities	1,539			1,457
Equity	7,607			6,632
Total liabilities and equity	$91,312			$83,089
Net interest income and margin (4)		$750.4	3.53%		$696.9	3.61%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $9.7 million and $10.0 million for the three months ended September 30, 2025 and 2024, respectively.
(2)Included in the yield computation are net loan fees of $28.1 million and $21.7 million for the three months ended September 30, 2025 and 2024, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$4,725	$217.7	6.16%	$3,192	$149.1	6.24%
Loans HFI:
Commercial and industrial	24,056	1,168.9	6.55	20,220	1,107.8	7.38
CRE - non-owner occupied	10,247	547.8	7.15	9,613	560.6	7.80
CRE - owner occupied	1,785	80.7	6.15	1,835	83.5	6.18
Construction and land development	4,309	269.2	8.36	4,806	340.0	9.45
Residential real estate	14,435	457.5	4.24	14,565	470.0	4.31
Consumer	34	1.8	6.99	54	2.9	7.14
Total loans HFI (1), (2), (3)	54,866	2,525.9	6.18	51,093	2,564.8	6.74
Investment securities:
Taxable	15,322	529.2	4.62	13,027	461.0	4.73
Tax-exempt	2,221	72.0	5.44	2,217	70.6	5.34
Total investment securities (1)	17,543	601.2	4.72	15,244	531.6	4.82
Cash and other	3,909	130.7	4.47	3,716	157.0	5.64
Total interest earning assets	81,043	3,475.5	5.78	73,245	3,402.5	6.26
Non-interest earning assets
Cash and due from banks	358			285
Allowance for credit losses	(405)			(355)
Bank owned life insurance	1,026			451
Other assets	4,862			4,501
Total assets	$86,884			$78,127
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$15,883	$298.5	2.51%	$16,693	$379.4	3.04%
Savings and money market accounts	22,113	524.7	3.17	16,644	442.4	3.55
Certificates of deposit	10,076	331.1	4.39	10,230	391.2	5.11
Total interest bearing deposits	48,072	1,154.3	3.21	43,567	1,213.0	3.72
Short-term borrowings	2,452	86.7	4.72	4,032	170.4	5.65
Long-term debt	2,686	112.1	5.58	483	38.1	10.51
Qualifying debt	800	23.8	3.97	896	28.6	4.26
Total interest bearing liabilities	54,010	1,376.9	3.41	48,978	1,450.1	3.95
Interest cost of funding earning assets			2.27			2.65
Non-interest bearing liabilities
Non-interest bearing deposits	24,051			21,284
Other liabilities	1,534			1,481
Equity	7,289			6,384
Total liabilities and equity	$86,884			$78,127
Net interest income and margin (4)		$2,098.6	3.51%		$1,952.4	3.61%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $30.1 million and $29.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Included in the yield computation are net loan fees of $77.4 million and $86.9 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Includes non-accrual loans.
(4)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 versus 2024			2025 versus 2024
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$11.1	$(0.9)	$10.2	$70.6	$(2.0)	$68.6
Loans HFI:
Commercial and industrial	52.7	(33.8)	18.9	186.4	(125.3)	61.1
CRE - non-owner occupied	14.3	(13.9)	0.4	33.9	(46.7)	(12.8)
CRE - owner-occupied	(2.2)	(0.8)	(3.0)	(2.3)	(0.5)	(2.8)
Construction and land development	(11.0)	(10.9)	(21.9)	(31.0)	(39.8)	(70.8)
Residential real estate	1.2	(2.2)	(1.0)	(4.1)	(8.4)	(12.5)
Consumer	(0.5)	(0.1)	(0.6)	(1.1)	—	(1.1)
Total loans HFI	54.5	(61.7)	(7.2)	181.8	(220.7)	(38.9)
Investment securities:
Taxable	40.6	(5.8)	34.8	79.3	(11.1)	68.2
Tax-exempt	(0.3)	0.1	(0.2)	0.1	1.3	1.4
Total investment securities	40.3	(5.7)	34.6	79.4	(9.8)	69.6
Cash and other	(0.6)	(11.5)	(12.1)	6.5	(32.8)	(26.3)
Total interest income	105.3	(79.8)	25.5	338.3	(265.3)	73.0

Interest expense:
Interest bearing demand accounts	(2.4)	(22.4)	(24.8)	(15.2)	(65.7)	(80.9)
Savings and money market accounts	42.8	(19.7)	23.1	129.8	(47.5)	82.3
Certificates of deposit	(0.1)	(22.1)	(22.2)	(5.1)	(55.0)	(60.1)
Total deposits	40.3	(64.2)	(23.9)	109.5	(168.2)	(58.7)
Short-term borrowings	(19.2)	(8.4)	(27.6)	(55.9)	(27.8)	(83.7)
Long-term debt	32.5	(5.8)	26.7	91.9	(17.9)	74.0
Qualifying debt	(2.0)	(1.2)	(3.2)	(2.9)	(1.9)	(4.8)
Total interest expense	51.6	(79.6)	(28.0)	142.6	(215.8)	(73.2)

Net change	$53.7	$(0.2)	$53.5	$195.7	$(49.5)	$146.2
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2025, interest income totaled $1.2 billion, an increase of $25.5 million, or 2.1%, compared to the three months ended September 30, 2024. This increase was primarily the result of increases in interest income from investment securities and loans HFS of $34.6 million and $10.2 million, respectively, resulting from increases in the average balances of these assets of $3.4 billion and $721 million, respectively. These increases were partially offset by a decrease in interest income from loans HFI of $7.2 million as lower loan yields outweighed the increase in the average balance of $3.4 billion.
For the nine months ended September 30, 2025, interest income was $3.5 billion, an increase of $73.0 million, or 2.1%, compared to $3.4 billion for the nine months ended September 30, 2024. This increase was primarily the result of an increase of $69.6 million in interest income from investment securities primarily due to an increase in the average investment balance of $2.3 billion and interest income from loans HFS of $68.6 million driven by a higher average balance of $1.5 billion. These increases were partially offset by a $38.9 million decrease in interest income from loans HFI driven by lower yields net of a $3.8 billion increase in the average balance.
For the three months ended September 30, 2025, interest expense totaled $475.1 million, a decrease of $28.0 million, or 5.6%, compared to $503.1 million for the three months ended September 30, 2024. The decrease in interest expense related to decreases in interest expense on deposits of $23.9 million due to lower rates and short-term borrowings of $27.6 million due to lower rates and a lower average balance of $1.6 billion. These decreases were partially offset by increases of $4.9 billion and $2.3 billion in average interest bearing deposits and long-term debt, respectively.
For the nine months ended September 30, 2025, interest expense was $1.4 billion, a decrease of $73.2 million, or 5.0%, compared to $1.5 billion for the nine months ended September 30, 2024. Interest expense on short-term borrowings decreased

$83.7 million due to a decrease in the average balance of $1.6 billion in conjunction with lower rates, while interest expense on deposits decreased $58.7 million for the same period driven by lower rates net of a $4.5 billion increase in average interest bearing deposits. These decreases were partially offset by a $74.0 million increase in interest expense on long-term debt resulting from an increase in average balances of $2.2 billion.
For the three months ended September 30, 2025, net interest income totaled $750.4 million, an increase of $53.5 million, or 7.7%, compared to $696.9 million for the three months ended September 30, 2024. The increase in net interest income was driven by an increase in average interest earning assets of $7.5 billion and lower rates on deposits, partially offset by lower yields on interest earning assets. The decrease in net interest margin of 8 basis points to 3.53% is largely the result of the impact of a lower rate environment on interest earning asset yields, partially offset by lower rates on interest bearing liabilities.
For the nine months ended September 30, 2025, net interest income was $2.1 billion, an increase of $146.2 million, or 7.5%, compared to $2.0 billion for the nine months ended September 30, 2024. The increase in net interest income reflects a $7.8 billion increase in average interest-earning assets, partially offset by an increase of $5.0 billion in average interest bearing liabilities. The decrease in net interest margin of 10 basis points to 3.51% is primarily the result of a lower rate environment.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and nine months ended September 30, 2025, the Company recorded a provision for credit losses of $80.0 million and $151.1 million, respectively, compared to $33.6 million and $85.9 million for the respective periods in 2024. The provision for credit losses for the three and nine months ended September 30, 2025 is primarily reflective of net loan charge-offs of $31.1 million and $86.5 million, respectively, establishment of a $29.6 million reserve related to the Cantor Group V loan, and qualitative overlays.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
	(in millions)
Service charges and loan fees	$35.4	$30.1	$5.3	$109.5	$64.3	$45.2
Net gain on mortgage loan origination and sale activities	75.5	46.3	29.2	164.4	138.4	26.0
Net loan servicing revenue	19.1	12.3	6.8	79.2	96.8	(17.6)
Income from bank owned life insurance	11.8	13.0	(1.2)	34.2	15.7	18.5
Gain on sales of investment securities	8.5	8.8	(0.3)	22.0	10.2	11.8
Fair value gain adjustments, net	8.3	4.1	4.2	9.4	5.1	4.3
Income from equity investments	7.8	5.8	2.0	5.9	27.1	(21.2)
Other income	21.4	5.8	15.6	38.9	13.7	25.2
Total non-interest income	$187.8	$126.2	$61.6	$463.5	$371.3	$92.2
Total non-interest income for the three months ended September 30, 2025 increased by $61.6 million compared to the same period in 2024, with changes primarily attributable to mortgage banking revenue and other non-interest income. Net gain on mortgage loan origination and sale activities rose by $29.2 million, reflecting increased loan production revenue and improved gain on sale margins. In addition, net loan servicing revenue grew by $6.8 million as MSR valuations, net of hedging, strengthened. Other non-interest income increased $15.6 million largely from an increase in rental income associated with commercial OREO properties.
Total non-interest income for the nine months ended September 30, 2025 increased by $92.2 million compared to the same period in 2024. This growth was primarily attributable to higher service charges and loan fees, net gain on mortgage loan origination and sale activities, other non-interest income, and income from bank owned life insurance. The increases in net gain on mortgage loan origination and sale activities, as well as other non-interest income are discussed in the preceding paragraph. The increase in service charges and loan fees of $45.2 million was driven by service charges on insured deposit products. Income from bank owned life insurance rose by $18.5 million, reflecting income from a new policy entered into during the third quarter of 2024. Partially offsetting these increases were declines in income from equity investments and net loan servicing revenue. The $21.2 million decrease in income from equity investments was primarily due to the timing of income recognition on an equity investment, while the $17.6 million reduction in net loan servicing revenue resulted from fair value losses on MSRs and lower servicing income.
Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
	(in millions)
Salaries and employee benefits	$193.5	$157.8	$35.7	$555.8	$465.7	$90.1
Deposit costs	175.1	208.0	(32.9)	459.3	518.7	(59.4)
Data processing	48.1	38.7	9.4	138.3	110.4	27.9
Legal, professional, and directors' fees	28.1	24.8	3.3	82.3	80.7	1.6
Insurance	24.5	35.4	(10.9)	99.8	128.1	(28.3)
Occupancy	16.8	17.6	(0.8)	50.9	53.5	(2.6)
Loan servicing expenses	15.0	18.7	(3.7)	51.5	50.3	1.2
Loan acquisition and origination expenses	7.3	5.9	1.4	18.3	15.8	2.5
Business development and marketing	5.6	9.7	(4.1)	17.6	21.6	(4.0)
Other expense	30.4	20.8	9.6	85.7	61.2	24.5
Total non-interest expense	$544.4	$537.4	$7.0	$1,559.5	$1,506.0	$53.5
Total non-interest expense for the three months ended September 30, 2025 increased by $7.0 million compared to the same period in 2024, primarily due to higher salaries and employee benefits, other non-interest expense, and data processing costs. Salaries and employee benefits rose by $35.7 million, reflecting increases in average salary and headcount. Other non-interest expense grew by $9.6 million, largely driven by increased costs from operating OREO properties. Data processing costs were up $9.4 million attributable to higher software licensing fees and associated depreciation. These increases were partially offset by a reduction in deposit costs of $32.9 million resulting from lower ECR rates as well as a decrease in insurance expense of $10.9 million, due to lower FDIC assessment fees following a decline in brokered deposit levels.
Total non-interest expense for the nine months ended September 30, 2025 increased by $53.5 million compared to the same period in 2024, mainly due to higher salaries and employee benefits, data processing costs, and other non-interest expense, as discussed in the preceding paragraph. These increases were partially offset by decreases in deposit costs and insurance expense. Lower ECR rates drove the $59.4 million decrease in deposit costs, while insurance costs decreased $28.3 million due to a reduction in brokered deposit levels and an adjustment to the FDIC special assessment loss estimate that resulted in a charge of $9.4 million recognized during the nine months ended September 30, 2024.
Income Taxes
The Company's effective tax rate was 17.0% and 20.7% for the three months ended September 30, 2025 and 2024, respectively, and 18.1% and 22.0% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three and nine month periods ended September 30, 2025 compared to the same periods in 2024 was primarily due to an increase in investment tax credit benefits and a decrease in state taxes.

Business Segment Results
The Company's operating segments are aggregated with a focus on products and services offered and consist of three reportable segments:
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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2025:	(in millions)
Loans HFI, net of deferred fees and costs	$56,646	$33,830	$22,816	$—
Deposits	77,247	28,584	42,725	5,938

At December 31, 2024:
Loans HFI, net of deferred fees and costs	$53,676	$31,544	$22,132	$—
Deposits	66,341	25,487	33,767	7,087

Three Months Ended September 30, 2025:	(in millions)
Income (loss) before provision for income taxes	$313.8	$133.4	$227.2	$(46.8)

Nine Months Ended September 30, 2025:
Income (loss) before provision for income taxes	$851.5	$434.6	$574.6	$(157.7)

Three Months Ended September 30, 2024:
Income before provision for income taxes	$252.1	$138.2	$113.7	$0.2

Nine Months Ended September 30, 2024:
Income before provision for income taxes	$731.8	$411.1	$303.4	$17.3

BALANCE SHEET ANALYSIS
Total assets increased $10.0 billion, or 12.4%, to $91.0 billion at September 30, 2025, compared to $80.9 billion at December 31, 2024. Higher deposit levels supported increases in investment securities and cash of $3.7 billion and $1.7 billion, respectively, and also funded HFI and HFS loan growth. Loans HFI increased $3.0 billion, or 5.5%, to $56.6 billion as of September 30, 2025 compared to $53.7 billion as of December 31, 2024. By loan type, commercial and industrial, commercial real estate, and residential loans increased $2.6 billion, $476 million, and $325 million, respectively, from December 31, 2024. Loans HFS increased $1.2 billion from $2.3 billion as of December 31, 2024 primarily due to an increase in non-EBO loans.
Total liabilities increased $9.1 billion to $83.3 billion at September 30, 2025, compared to $74.2 billion at December 31, 2024 as total deposits increased $10.9 billion, or 16.4%, to $77.2 billion. By type, the increase in deposits from December 31, 2024 was driven by increases of $7.8 billion in non-interest bearing deposits, $3.4 billion in savings and money market accounts, and $544 million in interest bearing demand deposits, partially offset by a decrease in certificates of deposit of $839 million. Other borrowings decreased $1.7 billion from December 31, 2024 as deposit growth facilitated a reduction in overnight borrowings.
Total equity of $7.7 billion at September 30, 2025 increased $983 million, or 14.7%, from December 31, 2024. This change was primarily attributable to net income of $697.4 million for the nine months ended September 30, 2025, the issuance of preferred stock from the Company's REIT subsidiary, and unrealized fair value gains on AFS securities, recorded net of tax in OCI. Proceeds from the REIT preferred stock issuance totaled $293 million, net of issuance costs, and was recognized as a noncontrolling interest in subsidiary. These increases were partially offset by quarterly dividends to common and preferred stockholders as well as REIT preferred stockholders.
Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are carried at fair value with unrealized gains or losses on these securities recorded in AOCI in equity, net of tax. Trading securities are reported at fair value, with unrealized gains and losses on these securities included in current period earnings.
The Company's investment securities portfolio may be utilized as collateral for borrowings, required collateral for public deposits and repurchase agreements, and to manage liquidity, capital, and interest rate risk.
The following table summarizes the carrying value of the Company's investment securities portfolio:

	September 30, 2025	December 31, 2024	Increase (Decrease)
	(in millions)
Debt securities
Residential MBS issued by GSEs and GNMA	$7,065	$5,831	$1,234
U.S. Treasury securities	5,388	4,383	1,005
Tax-exempt	2,168	2,195	(27)
CLO	1,888	570	1,318
Private label residential MBS	1,213	1,123	90
Commercial MBS issued by GSEs and GNMA	622	437	185
Corporate debt securities	350	386	(36)
Other	68	69	(1)
Total debt securities	$18,762	$14,994	$3,768

Equity securities
Preferred stock	$64	$91	$(27)
CRA investments	27	26	1
Total equity securities	$91	$117	$(26)
The increase in total debt securities of $3.8 billion from December 31, 2024 was primarily driven by increases in CLOs, U.S. Treasury securities, and Residential MBS issued by GSEs and GNMA. Investments in CLOs increased $1.3 billion from December 31, 2024 as the Company shifted its investment mix towards higher yielding securities amid favorable market conditions. Growth in U.S. Treasury securities and Residential MBS issued by GSEs and GNMA from December 31, 2024 reflects the Company's continued efforts to expand holdings of high-quality liquid assets.

Loans HFS
The Company purchases and originates residential mortgage loans that are held for sale or securitization through its AmeriHome mortgage banking business channel. As of September 30, 2025, loans HFS totaled $3.5 billion, compared to $2.3 billion at December 31, 2024, an increase of $1.2 billion primarily related to an increase in non-EBO loans.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2025	December 31, 2024	Increase (Decrease)
	(in millions)
Mortgage finance	$6,574	$6,151	$423
Municipal & nonprofit	1,559	1,620	(61)
Tech & innovation	3,818	3,383	435
Equity fund resources	993	884	109
Other commercial and industrial	12,935	11,231	1,704
CRE - owner occupied	1,531	1,675	(144)
Hotel franchise finance	4,006	3,815	191
Other CRE - non-owner occupied	6,923	6,342	581
Residential	13,158	12,961	197
Residential - EBO	956	972	(16)
Construction and land development	4,047	4,468	(421)
Other	146	174	(28)
Total loans HFI	56,646	53,676	2,970
Allowance for credit losses	(440)	(374)	(66)
Total loans HFI, net of allowance	$56,206	$53,302	$2,904
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $127 million and $106 million reduced the carrying value of loans as of September 30, 2025 and December 31, 2024, respectively. Net unamortized purchase premiums on acquired and purchased loans of $178 million and $175 million increased the carrying value of loans as of September 30, 2025 and December 31, 2024, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of September 30, 2025 and December 31, 2024, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 45% and 43% of total loans HFI as of September 30, 2025 and December 31, 2024, respectively. A subset of commercial and industrial loans consist of loans to NDFIs, which, as defined by regulatory guidance, are entities that provide services similar to traditional banks but do not accept deposits from the general public and are not regulated by Federal banking agencies.
The following table presents the balance of loans to NDFIs:

	September 30, 2025
	Amount	Percent of Loans to NDFIs	Percent of Total HFI Loans
	(dollars in millions)
Mortgage credit intermediaries	$9,256	68.2%	16.3%
Business credit intermediaries	3,329	24.5	5.9
Private equity funds	992	7.3	1.8
Total loans to NDFIs	$13,577	100.0%	24.0%

In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 29% and 30% of total loans at September 30, 2025 and December 31, 2024, respectively. Non-owner occupied CRE loans are loans where the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	September 30, 2025
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,377	41.7%	7.7%	52.0%
Office	2,238	21.3	3.9	61.0
Multifamily	899	8.6	1.6	50.0
Retail	752	7.2	1.3	52.0
Industrial	597	5.7	1.1	44.0
Time share	439	4.2	0.8	46.0
Data Center	159	1.5	0.3	29.0
Medical	131	1.3	0.2	58.0
Senior care	108	1.0	0.2	42.0
Storage	90	0.9	0.2	36.0
Other	697	6.6	1.2	53.0
Total CRE - non-owner occupied	$10,487	100.0%	18.5%	52.6%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.

	December 31, 2024
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,167	42.3%	7.8%	46.7%
Office	2,337	23.7	4.4	69.0
Retail	783	7.9	1.4	55.7
Multifamily	632	6.4	1.2	40.7
Industrial	580	5.9	1.1	38.9
Time share	467	4.7	0.9	33.6
Medical	145	1.5	0.3	61.5
Senior care	142	1.4	0.2	41.2
Data Center	111	1.1	0.2	25.0
Storage	89	0.9	0.2	46.2
Other	415	4.2	0.7	57.8
Total CRE - non-owner occupied	$9,868	100.0%	18.4%	51.6%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of September 30, 2025:

	Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
CRE - non-owner occupied	$902	$897	$1,169	$3,753	$1,446	$2,320	$10,487

The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of September 30, 2025:

(in millions)
2025	$1,093
2026	3,087
2027	2,552
2028	1,464
2029	968
Thereafter	1,323
Total	$10,487
Approximately $2.2 billion, or 3.9%, of total loans HFI consisted of CRE non-owner occupied office loans as of September 30, 2025, compared to $2.3 billion, or 4.4%, as of December 31, 2024. Of the non-owner occupied office loan balance as of September 30, 2025, $535 million is scheduled to mature in the remainder of 2025. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling less than 1% and 10% of office loans as of September 30, 2025, respectively.
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
As of September 30, 2025 and December 31, 2024, 14% and 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, respectively, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Total non-performing loans increased $75 million to $679 million at September 30, 2025, from $604 million at December 31, 2024.

	September 30, 2025	December 31, 2024
	(dollars in millions)
Total nonaccrual loans (1)	$522	$476
Loans past due 90 days or more on accrual status (2)	49	—
Accruing restructured loans	108	128
Total nonperforming loans	$679	$604
Other assets acquired through foreclosure, net	$130	$52
Nonaccrual HFI loans to funded HFI loans	0.92%	0.89%
Loans past due 90 days or more on accrual status to funded loans HFI (2)	0.09	—
(1)Includes loan modifications to borrowers experiencing financial difficulty of $149 million and $169 million at September 30, 2025 and December 31, 2024, respectively.
(2)Excludes government guaranteed residential mortgage loans of $282 million and $326 million at September 30, 2025 and December 31, 2024, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $10.4 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively, and $26.4 million and $18.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	September 30, 2025
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.0%	0.01%
Tech & innovation	43	8.2	0.08
Equity fund resources	1	0.2	0.00
Other commercial and industrial	134	25.6	0.24
CRE - owner occupied	3	0.6	0.00
Other CRE - non-owner occupied	187	35.8	0.33
Residential	11	2.1	0.02
Construction and land development	136	26.1	0.24
Other	2	0.4	0.00
Total non-accrual loans	$522	100.0%	0.92%

	December 31, 2024
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.0%	0.01%
Tech & innovation	60	12.6	0.11
Equity fund resources	1	0.2	0.00
Other commercial and industrial	17	3.6	0.03
CRE - owner occupied	5	1.0	0.01
Other CRE - non-owner occupied	243	51.1	0.45
Residential	88	18.5	0.17
Construction and land development	56	11.8	0.11
Other	1	0.2	0.00
Total non-accrual loans	$476	100.0%	0.89%

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$57	$57	0.4%
Other CRE - non-owner occupied	—	—	50	50	0.7
Total	$—	$—	$107	$107	0.2%

	Amortized Cost Basis at September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$—	$—	$18	$18	0.5%
Other commercial and industrial	—	—	58	58	0.4
Other CRE - non-owner occupied	—	—	50	50	0.7
Construction and land development	—	—	34	34	0.8
Total	$—	$—	$160	$160	0.3%

	Amortized Cost Basis at September 30, 2024
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$—	$2	$—	$2	0.1%
Other commercial and industrial	—	—	87	87	1.0
Total	$—	$2	$87	$89	0.2%

	Amortized Cost Basis at September 30, 2024
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Nine Months Ended	(dollars in millions)
Tech & innovation	$—	$2	$29	$31	1.0%
Other commercial and industrial	8	—	87	95	1.0
Other CRE - non-owner occupied	—	—	56	56	0.9
Construction and land development	41	—	—	41	0.9
Total	$49	$2	$172	$223	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2025, modified loans of $108 million were current to 89 days delinquent and $149 million were on nonaccrual status. As of December 31, 2024, modified loans of $128 million were current to 89 days delinquent and $169 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the three and nine months ended September 30, 2025, the Company completed modifications of EBO loans with an amortized cost of $173 million and $442 million, respectively. During the three and nine months ended September 30, 2024, the Company completed modifications of EBO loans with an amortized cost of $106 million and $285 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of September 30, 2025, modified EBO loans consisted of $94 million in loans that were current to 89 days delinquent and $33 million in loans 90 days or more delinquent. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent.

Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	September 30, 2025			December 31, 2024
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Mortgage finance	$5.0	1.1%	11.6%	$4.8	1.3%	11.5%
Municipal & nonprofit	12.1	2.8	2.8	14.7	3.9	3.0
Tech & innovation	53.1	12.1	6.7	55.9	15.0	6.3
Equity fund resources	2.6	0.6	1.8	1.6	0.4	1.7
Other commercial and industrial	146.0	33.2	22.8	79.4	21.2	20.9
CRE - owner occupied	3.3	0.7	2.7	3.4	0.9	3.1
Hotel franchise finance	38.1	8.7	7.1	35.3	9.4	7.1
Other CRE - non-owner occupied	131.7	29.9	12.2	134.4	36.0	11.8
Residential	22.1	5.0	23.2	19.7	5.3	24.1
Residential - EBO	—	—	1.7	—	—	1.8
Construction and land development	24.0	5.4	7.1	21.3	5.7	8.4
Other	2.4	0.5	0.3	3.3	0.9	0.3
Total	$440.4	100.0%	100.0%	$373.8	100.0%	100.0%
During the three months ended September 30, 2025 and 2024, annualized net loan charge-offs to average loans outstanding were 0.22% and 0.20%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $42.3 million and $39.5 million at September 30, 2025 and December 31, 2024, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.
Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, but which are still performing:

	September 30, 2025
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Other commercial and industrial	126	$321	40.8%	0.57%
CRE - owner occupied	16	18	2.3	0.03
Hotel franchise finance	2	90	11.4	0.16
Other CRE - non-owner occupied	13	276	35.1	0.49
Residential	74	47	6.0	0.08
Construction and land development	3	32	4.1	0.06
Other	31	2	0.3	0.00
Total	265	$786	100.0%	1.39%

	December 31, 2024
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	2	$18	3.7%	0.03%
Other commercial and industrial	89	121	24.8	0.23
CRE - owner occupied	9	7	1.4	0.01
Hotel franchise finance	8	112	22.9	0.21
Other CRE - non-owner occupied	9	136	27.8	0.25
Residential	169	92	18.8	0.17
Other	33	3	0.6	0.01
Total	319	$489	100.0%	0.91%
The increase in the problem loan balance from December 31, 2024 was largely attributable to a reduction in nonperforming collateral-dependent loans, which are now classified as performing loans.
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.2 billion and $1.1 billion as of September 30, 2025 and December 31, 2024, respectively.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	September 30, 2025	December 31, 2024
	(in millions)
FNMA and FHLMC	$41,611	$42,908
GNMA	20,426	14,980
Non-agency	4,015	3,201
Total unpaid principal balance of loans	$66,052	$61,089
Other Assets Acquired through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. At September 30, 2025 and December 31, 2024, these assets totaled $130 million and $52 million, respectively, net of a valuation allowance of $14 million and $5 million, as of each respective date. The Company held 14 properties at September 30, 2025 compared to five at December 31, 2024, which consisted primarily of office properties. The increase in other assets acquired through foreclosure from December 31, 2024 was mainly due to the addition of five CRE office properties during the nine months ended September 30, 2025 as the Company advanced nonperforming loans through its standard credit resolution process, with the goal of stabilizing leasing and occupancy, improving rental rates, and funding improvements from the net operating income generated by these properties prior to sale. This increase was partially offset by the sale of one CRE office property and the transfer of another property to Premises and equipment due to a change in management intent during the three and nine months ended September 30, 2025.
Refer to “Recent Market and Banking Industry Developments” in Part I, Item 2 of this Form 10-Q for additional discussion of other assets acquired through foreclosure.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $651 million and $659 million at September 30, 2025 and December 31, 2024, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the three and nine months ended September 30, 2025 and 2024, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.

Deferred Tax Assets
As of September 30, 2025, the net DTA balance totaled $341 million, an increase of $60 million from $281 million at December 31, 2024. The overall increase in the net DTA was primarily the result of an increase in credit carryovers, partially offset by an increase in the MSR DTL.
The Company had no deferred tax valuation allowance as of September 30, 2025 and December 31, 2024.
Bank Owned Life Insurance
The carrying value of BOLI totaled $1.0 billion as of September 30, 2025, an increase of $34 million, from December 31, 2024. BOLI is used as a tax efficient method to help offset employee benefit costs.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $77.2 billion at September 30, 2025, from $66.3 billion at December 31, 2024, an increase of $10.9 billion, or 16.4%. By deposit type, the increase in deposits is attributable to increases of $7.8 billion in non-interest bearing deposits, $3.4 billion in savings and money market accounts, and $544 million in interest bearing demand deposits, partially offset by a decrease of $839 million in certificates of deposit.
WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2025, the Company had $13.1 billion of these reciprocal deposits, compared to $14.0 billion at December 31, 2024. At September 30, 2025 and December 31, 2024, the Company also had wholesale brokered deposits of $5.4 billion and $6.9 billion, respectively.
In addition, deposits for which the Company provides account holders with earnings credits or referral fees totaled $28.0 billion and $20.7 billion at September 30, 2025 and December 31, 2024, respectively. Costs related to these deposits are primarily reported as Deposit costs in non-interest expense. Deposit costs included $169.2 million and $201.7 million in deposit related costs on these deposits for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred $441.8 million and $500.4 million, respectively, in deposit related costs on these deposits. The decrease in these costs from the same periods in the prior year was due to a decrease in average ECR related deposits and rates.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2025		2024
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$16,071	2.50%	$16,456	3.05%
Savings and money market accounts	23,373	3.21	18,092	3.66
Certificates of deposit	10,124	4.21	10,134	5.09
Total interest bearing deposits	49,568	3.19	44,682	3.76
Non-interest bearing deposits	26,438	—	24,638	—
Total deposits	$76,006	2.08%	$69,320	2.42%

	Nine Months Ended September 30,
	2025		2024
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest-bearing demand accounts	$15,883	2.51%	$16,693	3.04%
Savings and money market accounts	22,113	3.17	16,644	3.55
Certificates of deposit	10,076	4.39	10,230	5.11
Total interest-bearing deposits	48,072	3.21	43,567	3.72
Non-interest-bearing deposits	24,051	—	21,284	—
Total deposits	$72,123	2.14%	$64,851	2.50%

Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities or loans sold under agreements to repurchase, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings decreased $2.2 billion to $1.0 billion at September 30, 2025, from $3.2 billion at December 31, 2024 as deposit growth facilitated a reduction in overnight borrowings.
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. Total long-term borrowings increased $478 million to $2.9 billion at September 30, 2025, from $2.4 billion at December 31, 2024, driven primarily by an increase in long-term FHLB advances.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2025, the carrying value of qualifying debt decreased $218 million to $681 million from $899 million at December 31, 2024, driven primarily by the redemption of $225 million of subordinated debt during the nine months ended September 30, 2025.
Equity
Total equity of $7.7 billion at September 30, 2025 increased $983 million, or 14.7%, from December 31, 2024. This change was primarily attributable to net income of $697.4 million for the nine months ended September 30, 2025, the issuance of preferred stock from the Company's REIT subsidiary, and unrealized fair value gains on AFS securities, recorded net of tax in OCI. Proceeds from the REIT preferred stock issuance totaled $293 million, net of issuance costs, and was recognized as a noncontrolling interest in subsidiary. These increases were partially offset by quarterly dividends to common and preferred stockholders as well as REIT preferred stockholders and share repurchases.
During the three and nine months ended September 30, 2025, the Company's BOD approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $300 million of its outstanding common stock through open market purchases, privately negotiated transactions, or other means. The program reflects the Company's commitment to returning capital to shareholders, while maintaining flexibility to invest in strategic growth initiatives. The Company repurchased 119,588 shares of its common stock for a total payment of $10.6 million, at an average price of $88.50 per share, during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company had approximately $289 million remaining under its repurchase authorization.

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
As of September 30, 2025 and December 31, 2024, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
September 30, 2025
WAL	$8,495	$7,405	$59,637	$91,131	14.2%	12.4%	8.1%	11.3%
WAB	8,107	7,612	59,518	91,042	13.6	12.8	8.4	12.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2024
WAL	$7,922	$6,687	$56,019	$82,691	14.1%	11.9%	8.1%	11.3%
WAB	7,444	6,803	55,983	82,562	13.3	12.2	8.2	12.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of September 30, 2025.

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
The Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and uncommitted funds under warehouse borrowing repurchase agreements. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2025 are presented in the following table:

September 30, 2025
(in millions)
FHLB:
Borrowing capacity	$14,961
Outstanding borrowings	3,400
Letters of credit	1,273
Total available credit	$10,288

FRB:
Borrowing capacity	$17,136
Outstanding borrowings	—
Total available credit	$17,136

Warehouse borrowings:
Borrowing capacity	$2,050
Outstanding borrowings	—
Total available credit	$2,050
In addition to the funding sources above, the Company may utilize securities repurchase agreements and unsecured federal funds lines to meet its liquidity requirements. There were no outstanding borrowings on the Company's unsecured federal funds lines of credit as of September 30, 2025.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At September 30, 2025, there were $21.2 billion in liquid assets, comprised of $4.8 billion in cash on deposit at the FRB and $16.4 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2024, the Company maintained $15.9 billion in liquid assets, comprised of $3.3 billion in cash on deposit at the FRB and $12.6 billion in liquid securities not currently used as collateral for borrowings or other purposes.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2025, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows from operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2025 and 2024, net cash used in operating activities totaled $2.6 billion and $2.1 billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has primarily been influenced by its loan and securities activities. A net increase in investment securities drove a cash outflow of $3.4 billion and $3.2 billion for the nine months ended September 30, 2025 and 2024, respectively. During each of the nine months ended September 30, 2025 and 2024, the Company's cash balance decreased by $3.1 billion as a result of a net increase in loans, which contributed to the decrease in the Company's cash balance during these periods.
Net cash provided by financing activities was impacted significantly by deposit levels. During the nine months ended September 30, 2025, net deposits increased $10.9 billion, compared to an increase of $12.7 billion during the nine months ended September 30, 2024.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To partially mitigate uninsured deposit risk, the Company participates in reciprocal deposit programs, such as CDARS and ICS, which allow an individual customer to invest up to $50 million and $265 million, respectively, through one participating financial institution or, a combined total of $315 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2025, the Company has $1.8 billion of CDARS and $9.7 billion of ICS deposits.
As of September 30, 2025, the Company has $5.4 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2025, WAB and CSI paid dividends to the Parent totaling $70 million and $200 million, respectively.

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
Management uses various strategies to manage the re-pricing characteristics of the Company's assets and liabilities, all of which are designed to ensure that exposure to interest rate fluctuations is within the Company's guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and management of the deployment of its securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources. Derivatives in a hedging relationship are also used to minimize the Company's exposure to changes in benchmark interest rates based on impacts to net interest income and EVE, which are reflected in the model results discussed below.
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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the nine months ended September 30, 2025, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at September 30, 2025, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net interest income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding re-pricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to re-price at the next rate reset period and proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposits reprice to underlying market rate changes based on product and line of business level model assumptions. Current non-term deposit repricing assumptions result in a product-level beta range of 48% to 92%, depending on product, with an average beta of 60%.
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
Sensitivity of Net Interest Income

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shock Scenario	(9.1)%	(4.2)%	5.6%	10.8%
Gradual Ramp Scenario	(5.5)%	(2.2)%	3.4%	6.1%
Earnings-at-Risk. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by adding certain rate-sensitive non-interest income and expense items also subject to market risk, including mortgage banking and servicing income and ECR deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by changes in interest rates. In the Company’s EaR simulation model as of September 30, 2025, deposits eligible for ECRs re-price with a beta assumption of 75% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs, re-price with a weighted average beta assumption of 65%. As a result of the higher deposit betas on deposits eligible for ECRs, in the down simulation scenarios, the Company will benefit from lower deposit costs. In a shock down 100 basis points scenario, ECR related deposit costs would decrease 25% from the baseline forecast over the next twelve months. At September 30, 2025, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current limits.
Economic Value of Equity. The Company measures the impact of market interest rate changes on the NPV of estimated cash flows from its assets, liabilities, and off-balance sheet items, defined as EVE, using a simulation model. The Company's simulation model focuses on parallel interest rate shocks and takes into account assumptions related to loan prepayment trends that are sourced using a combination of third-party prepayment models and internal historical experience, terminal maturity for non-maturity deposits, account attrition, and pricing sensitivity derived from the Company's data and other internally-developed analysis and models. These assumptions are reviewed at least annually and are adjusted periodically to reflect changes in market conditions and the Company's balance sheet composition. As simulated model results are based on a number of assumptions outlined above, including forecasted market conditions, actual amounts may differ significantly from the projections set forth below should market conditions vary from the underlying assumptions.
This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. The Company continues to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2025:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
% Change	(1.3)%	0.8%	(1.8)%	(3.9)%
At September 30, 2025, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current limits.
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

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and CFO have concluded disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure information required to be disclosed by the Company in reports it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, the Company's disclosure controls and procedures were also effective in ensuring information required to be disclosed by the Company in the reports it files or is subject to under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1-31, 2025	811	$80.72	—	$—
August 1-31, 2025	—	—	—	—
September 1-30, 2025	120,241	88.52	119,588	—
Total	121,052	$88.46	119,588	$—
(1)    Shares purchased during the period outside of the publicly announced repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)    On September 12, 2025, the Company announced it had adopted a common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $300 million of its shares of common stock. There is no expiration date for the share repurchase program. Pursuant to the stock repurchase program, shares may be purchased through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any open market repurchases will be conducted in accordance with the limitations set forth in Rule 10b-18. The timing and price of repurchases as well as the actual number of shares repurchased under the program will be at the discretion of the Company and will depend on a variety of factors, including general market conditions, the stock price, regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The Company may, in the sole discretion of the BOD, terminate the repurchase program at any time while it is in effect.

Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1 *	Western Alliance Director Deferral Plan, effective September 19, 2025.

10.2 *	Employment Letter Agreement, dated July 14, 2025, by and between Vishal Idnani and Western Alliance.

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Consolidated Income Statements for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2025 and 2024 , (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Equity for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 31, 2025	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

October 31, 2025	By:	/s/ Dale Gibbons
Dale Gibbons
Vice Chairman and Chief Financial Officer

October 31, 2025	By:	/s/ Ben Mucha
Ben Mucha
Chief Accounting Officer