Form 10-K
period 2025-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2026-02-23
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $8.36 billion based on the June 30, 2025 closing price of said stock on the New York Stock Exchange ($77.98 per share).
As of February 18, 2026, Western Alliance Bancorporation had 109,879,137 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than statements of historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K:

ENTITIES / DIVISIONS:
ABA	Alliance Bank of Arizona	Company	Western Alliance Bancorporation and subsidiaries	WA PWI	Western Alliance Public Welfare Investments, LLC
AmeriHome	AmeriHome Mortgage Company, LLC	CSI	CS Insurance Company	WAB or Bank	Western Alliance Bank
BON	Bank of Nevada	DST	Digital Settlement Technologies LLC	WABT	Western Alliance Business Trust
Bridge	Bridge Bank	FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
BW or REIT	BW Real Estate Inc. or Real Estate Investment Trust	TPB	Torrey Pines Bank	WATC	Western Alliance Trust Company, N.A.
TERMS:
ACL	Allowance for Credit Losses	EaR	Earnings at Risk	IT	Information Technology
AFS	Available-for-Sale	EBO	Early Buyout	LGD	Loss Given Default
AI	Artificial Intelligence	ECR	Earnings Credit Rates	LIHTC	Low-Income Housing Tax Credit
ALCO	Asset and Liability Management Committee	EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act	MBS	Mortgage-Backed Securities
AML/CFT	Anti-Money Laundering / Countering the Financing of Terrorism	EPS	Earnings per Share	MOU	Memorandum of Understanding
AOCI	Accumulated Other Comprehensive Income	ERM	Enterprise Risk Management	MSA	Metropolitan Statistical Area
ASC	Accounting Standards Codification	ESG	Environmental, Social, and Governance	MSR	Mortgage Servicing Right
ASU	Accounting Standards Update	EVE	Economic Value of Equity	NBL	National Business Lines
Basel Committee	Basel Committee on Banking Supervision	Exchange Act	Securities Exchange Act of 1934, as Amended	NDFI	Non-Depository Financial Institution
Basel III	Banking Supervision's December 2010 Final Capital Framework	FASB	Financial Accounting Standards Board	NIST	National Institute of Standards and Technology
BHCA	Bank Holding Company Act of 1956	FCRA	Fair Credit Reporting Act of 1971	NOL	Net Operating Loss
BOD	Board of Directors	FDIA	Federal Deposit Insurance Act	NPV	Net Present Value
BOLI	Bank Owned Life Insurance	FDIC	Federal Deposit Insurance Corporation	NYSE	New York Stock Exchange
BSA	Bank Secrecy Act	FFIEC	Federal Financial Institutions Examination Council	OCC	Office of the Comptroller of the Currency
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	FHA	Federal Housing Administration	OCI	Other Comprehensive Income
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	FHLB	Federal Home Loan Bank	OFAC	Office of Foreign Asset Control
CBDP	Commercial Banking Development Program	FHLMC	Federal Home Loan Mortgage Corporation	OREO	Other Real Estate Owned
CCO	Chief Credit Officer	FICO	Fair Isaac Corporation	PCAOB	Public Company Accounting Oversight Board
CDARS	Certificate Deposit Account Registry Service	First Line	First Line of Defense	PCD	Purchased Credit Deteriorated
CECL	Current Expected Credit Loss	FNMA	Federal National Mortgage Association	PD	Probability of Default
CEO	Chief Executive Officer	FRA	Federal Reserve Act	PPNR	Pre-Provision Net Revenue
CET1	Common Equity Tier 1	FRB	Federal Reserve Bank	ROU	Right of Use
CFO	Chief Financial Officer	FTC	Federal Trade Commission	SEC	Securities and Exchange Commission
CFPB	Consumer Financial Protection Bureau	FVO	Fair Value Option	Second Line	Second Line of Defense
CIO	Chief Information Officer	GAAP	U.S. Generally Accepted Accounting Principles	SERP	Supplemental Executive Retirement Plan
CISO	Chief Information Security Officer	GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act	SIEM	Security Information and Event Management
CLO	Collateralized Loan Obligation	GLBA	Gramm-Leach-Bliley Act	SLC	Senior Loan Committee
COSO	Committee of Sponsoring Organizations of the Treadway Commission	GNMA	Government National Mortgage Association	SMC	Security Monitoring Center
CRA	Community Reinvestment Act	GSE	Government-Sponsored Enterprise	SOFR	Secured Overnight Funding Rate
CRE	Commercial Real Estate	HELOC	Home Equity Line of Credit	TEB	Tax Equivalent Basis
CSR	Cyber Security Response	HFI	Held for Investment	TSR	Total Shareholder Return
DEI	Diversity, Equity, and Inclusion	HFS	Held for Sale	UPB	Unpaid Principal Balance
DIF	Deposit Insurance Fund	HTM	Held-to-Maturity	USDA	United States Department of Agriculture
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	HUD	U.S. Department of Housing and Urban Development	VA	Veterans Affairs
DOJ	U.S. Department of Justice	ICS	Insured Cash Sweep Service	VIE	Variable Interest Entity
DTA or DTL	Deferred Tax Asset or Deferred Tax Liability	IRLC	Interest Rate Lock Commitment	XBRL	eXtensible Business Reporting Language
EAD	Exposure at Default	ISDA	International Swaps and Derivatives Association

Item 1.Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit, and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB. Effective as of October 4, 2025, the Company completed its brand unity initiative, consolidating its legacy division bank brands: ABA, BON, FIB, Bridge, and TPB, under a single unified name, Western Alliance Bank.
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
WAL also has unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 12. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2025, WAL has the following bank subsidiary:

Bank Name	Headquarters	Location Cities	Total Assets	Net Loans	Deposits
			(in millions)
Western Alliance Bank	Phoenix, Arizona	Arizona: Chandler, Flagstaff, Gilbert, Mesa, Phoenix, Scottsdale, and Tucson	$92,736	$61,714	$77,639
		Nevada: Carson City, Fallon, Henderson, Las Vegas, Mesquite, Reno, and Sparks
		California: Beverly Hills, Carlsbad, Costa Mesa, Irvine, La Mesa, Los Angeles, Oakland, Pleasanton, San Diego, San Francisco, San Jose, and Woodland Hills

Other: Atlanta, Georgia; Austin, Houston, and Irving, Texas; Boston, Massachusetts; Chicago, Illinois; Columbus, Ohio; Denver, Colorado; Minneapolis, Minnesota; New York, New York; Seattle, Washington; and Tysons, Virginia

WAB has the following operating subsidiaries:
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
Lending Activities
General
Through WAB and its operating subsidiaries, the Company provides a variety of lending products to customers, including the loan types discussed below.
Commercial and Industrial: Commercial and industrial loans comprise 48% and 43% of the Company's HFI loan portfolio as of December 31, 2025 and 2024, respectively. These loans include working capital lines of credit, loans to technology companies, inventory and accounts receivable lines, mortgage warehouse lines, and other commercial loans. Equipment loans and leases and loans to tax-exempt municipalities and not-for-profit organizations are also categorized as commercial and industrial loans. A subset of commercial and industrial loans consist of loans to NDFIs, which, as defined by regulatory guidance, are entities that provide services similar to traditional banks but do not accept deposits from the general public and are not regulated by Federal banking agencies.
Residential: Residential loans comprise 25% and 27% of the Company's loan portfolio as of December 31, 2025 and 2024, respectively. The Company executes flow and bulk residential loan purchases that meet the Company's goals and underwriting criteria through its residential mortgage acquisition program. These loan purchases consist of both conforming and non-conforming loans. Non-conforming loan purchases are generally limited to borrowers with high FICO scores and loans with low loan-to-value ratios.
CRE: Loans to fund the purchase or refinancing of CRE for investors (non-owner occupied) or owner occupants represent 20% and 22% of the Company's loan portfolio as of December 31, 2025 and 2024, respectively. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. Approximately $2.1 billion, or 3.7%, of total loans HFI consisted of CRE non-owner occupied office loans as of December 31, 2025, compared to $2.3 billion, or 4.4%, as of December 31, 2024. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations with central business district and midtown exposure of less than 1% and 10% of office loans, respectively.
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
Substantially all of the Company's remaining CRE loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. As of December 31, 2025 and 2024, 14% and 16% of the Company's CRE loans were owner occupied, respectively. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property.
Construction and Land Development: Construction and land development loans comprise 7% and 8% of the Company's loan portfolio as of December 31, 2025 and 2024, respectively. This portfolio includes single family and multi-family residential projects, industrial/warehouse properties, office buildings, retail centers, medical office facilities, and residential lot developments. These loans are primarily originated to experienced local and national developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes.
At December 31, 2025, the Company's HFI loan portfolio totaled $58.7 billion, or approximately 63% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(dollars in millions)

Commercial and industrial	$27,928	47.6%	$23,128	43.1%
Commercial real estate - non-owner occupied	10,340	17.6	9,868	18.4
Commercial real estate - owner occupied	1,683	2.9	1,825	3.4
Construction and land development	4,055	6.9	4,479	8.3
Residential real estate	14,652	25.0	14,326	26.7
Consumer	19	0.0	50	0.1
Loans HFI, net of deferred loan fees and costs	$58,677	100.0%	$53,676	100.0%
Allowance for credit losses	(461)		(374)
Net loans HFI	$58,216		$53,302
For additional information regarding loans, see "Note 4. Loans, Leases and Allowance for Credit Losses" in Item 8 or "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Financial Condition – Loans" in Item 7 of this Form 10-K.
The Company adheres to a specific set of credit standards intended to ensure appropriate management of credit risk. Furthermore, the Bank's senior management team plays an active role in monitoring compliance with such standards.
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, collateral analysis, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible as the Company's credit monitoring strategy continues to be focused on early identification and elevation of potential problem loans. These efforts include increased frequency of meetings with business line owners, early engagement of the Company's special assets group, and inclusion of pass grade loans with a potential for downgrade in asset quality and problem loan meeting discussions. The BOD approves all material changes to loan policy, as well as lending limit authorities. The Bank's lending policies generally incorporate consistent underwriting standards across all geographic regions in which the Bank operates, customized as necessary to conform to state law and local market conditions. The Bank's credit culture emphasizes timely identification of troubled credits allowing management to take prompt corrective action, when necessary.
Loan Approval Procedures and Authority
The Company's loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:
•Individual Credit Authorities. The credit approval levels for individual credit officers are set by policy and certain credit officers' approval authorities are established on a delegated basis.
•SLC Subcommittees. Credits in excess of individual credit authorities but less than SLC approval thresholds are submitted to the appropriate subcommittee. The Company's loan committee structures are aligned with a product focus, namely CRE and C&I loan committees, to help ensure consistency in underwriting, portfolio management, and loan monitoring metrics. The subcommittees consist of members of the Bank's senior management and senior credit officers.

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
Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits for its HFI and HFS loan portfolios, which are based on outstanding amounts, to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures based on outstanding amounts as of December 31, 2025:

	Percent of Tier 1 Capital and ACL (1)
	Policy Limit	Actual
Loans HFI
CRE non-owner occupied	185%	127%
CRE owner occupied	45	21
Commercial and industrial	550	344
Construction and land development	85	50
Residential real estate	260	180
Consumer	7	0
Loans HFS
Residential real estate	60	42
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
Collection Procedure
Bank personnel are responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past due payments, overdrafts, and loan agreement covenant defaults related to its commercial borrowers. If a commercial borrower fails to make a scheduled payment on a loan, Bank personnel attempt to remedy the deficiency by contacting the borrower and seeking payment. Contact is generally made within 15 business days after the payment becomes past due. The Bank also maintains a special assets department, which generally services and collects loans rated Substandard or worse. Loans deemed uncollectible are charged-off.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest (that are not government guaranteed), nonaccrual and accruing restructured loans, and repossessed assets, including OREO. In general, loans are placed on nonaccrual status when the Company determines ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. In addition, the Company considers all loans rated Substandard or worse to be experiencing financial difficulty. A restructured loan is a loan modification for a borrower experiencing financial difficulty. Other repossessed assets result from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent non-residential loans with balances greater than $0.5 million every 12 months.

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

Investment Activities
The Company has an investment policy, which is approved by the BOD on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with the Company's interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All investment transactions for the Bank and for the holding company during the year ended December 31, 2025 were reviewed by the ALCO and BOD.
The Company's investment policy limits new securities purchases to certain eligible investment types and, in the aggregate, are further subject to the following quantitative limits of the Bank, which are calculated as a percent of CET1, as of December 31, 2025:

Securities Category	Policy Limit	Actual
Held-to-maturity
Tax-exempt low income housing development bonds	35.0%	19.1%
Available-for-sale debt and equity securities
CLO	57.5	36.8
Corporate debt securities	10.0	4.1
High quality liquid assets:
Non‐GNMA	52.5	33.2
GNMA	110.0	75.7
Private label residential MBS	25.0	15.9
Municipal securities and tax-exempt low income housing development bonds	20.0	12.1
U.S. Treasury securities and agency notes with a duration greater than 3 years (1)	35.0	—
CRA	5.0	1.0
Preferred stock	5.0	0.7
(1)    Includes the impact of fixed to floating fair value hedges on U.S. Treasury Securities. There is no investment policy limit for purchases of U.S. Treasury securities with a duration less than 3 years.
The Company's policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
The Company's investment securities portfolio includes debt and equity securities. Debt securities are classified as AFS or HTM pursuant to ASC Topic 320, Investments, and ASC Topic 825, Financial Instruments. Equity securities are reported at fair value in accordance with ASC Topic 321, Equity Securities. For further discussion of significant accounting policies related to the Company's investment securities portfolio refer to "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K.
As of December 31, 2025, the Company's investment securities portfolio totaled $20.5 billion, representing approximately 22% of the Company's total assets, with a significant portion of the portfolio invested in AAA/AA rated securities. The average duration, which is a measure of the interest rate sensitivity of the Company's debt securities portfolio, is 5.1 years as of December 31, 2025.

The following table summarizes the carrying value of the Company's investment securities:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt securities
Residential MBS issued by GSEs and GNMA	$7,230	35.3%	$5,831	38.6%
U.S. Treasury securities	5,970	29.2	4,383	29.0
CLO	2,747	13.4	570	3.8
Tax-exempt	2,221	10.9	2,195	14.5
Private label residential MBS	1,204	5.9	1,123	7.4
Commercial MBS issued by GSEs and GNMA	635	3.1	437	2.9
Corporate debt securities	297	1.5	386	2.6
Other	68	0.3	69	0.4
Total debt securities	$20,372	99.6%	$14,994	99.2%
Equity securities
Preferred stock	52	0.3	91	0.6
CRA investments	27	0.1	26	0.2
Total equity securities	$79	0.4%	$117	0.8%
Total Investment Securities	$20,451	100.0%	$15,111	100.0%

The Company also holds investments in BOLI, which is used as a tax efficient method to help offset employee benefit costs. As of December 31, 2025 and 2024, the Company's investments in BOLI totaled $1.1 billion and $1.0 billion, respectively.
For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including demand deposits, checking, savings, money market, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. Recently, the Company has also focused on expanding into new deposit channels, including online consumer focused deposit initiatives. As of December 31, 2025, the Company's deposit portfolio was comprised of 32% non-interest-bearing deposits and 68% interest-bearing deposits.
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
•loan and deposit positions and forecasts, including any concentrations in either; and
•alternative borrowing costs from the FHLB or other sources.

The following table shows the Company's deposit composition:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(dollars in millions)
Non-interest-bearing demand deposits	$24,353	31.6%	$18,846	28.4%
Interest-bearing transaction accounts	18,416	23.9	15,878	23.9
Savings and money market accounts	24,586	31.9	21,208	32.0
Time certificates of deposit ($250,000 or more)	2,276	2.9	1,640	2.5
Other time deposits (1)	7,528	9.7	8,769	13.2
Total deposits	$77,159	100.0%	$66,341	100.0%
(1)    Retail brokered time deposits over $250,000 of $4.3 billion and $5.6 billion as of December 31, 2025 and 2024, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
Although the Company does not pay interest to depositors of non-interest-bearing accounts, earnings credits are awarded to certain customers, which can be used to offset applicable bank charges, and in certain cases, loan interest. Earnings credits in excess of these amounts are recorded in Deposit costs as part of non-interest expense in the Consolidated Income Statement. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank, which are also classified as Deposit costs. Earnings credits and referral fees fluctuate as a result of eligible deposit balances and applicable rates on these deposit balances.
In addition to the Company's deposit base, it has access to other sources of funding, including FHLB and FRB advances, Federal funds purchased, repurchase agreements, and secured and unsecured lines of credit with other financial institutions. Previously, the Company has also accessed the capital markets through trust preferred, credit linked note, and subordinated debt offerings. For additional information concerning the Company's deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits” in Item 7 of this Form 10-K.
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
Customer, Product, and Geographic Concentrations
Commercial and industrial loans make up 48% and 43% of the Company's HFI loan portfolio as of December 31, 2025 and 2024, respectively. Residential loans comprise 25% and 27% of the Company's HFI loan portfolio as of December 31, 2025 and 2024, respectively. In addition, 27% and 30% of the Company's HFI loan portfolio at December 31, 2025 and 2024, respectively, was represented by CRE and construction and land development loans. The Company’s CRE business is concentrated primarily in the Company's core footprint states: Arizona, California, and Nevada. Consequently, the Company is dependent on the trends of these regional economies.
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
Competition
The financial services industry is highly competitive and has been significantly impacted by technology and regulatory conditions that makes it easier for non-bank financial institutions to compete with the Company. The Company competes for loans, deposits, and customers with other banks, mortgage companies, insurance companies, finance companies, financial technology firms, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the interest rates on those products and the terms on which they are offered to customers. In addition, many of the Company's competitors are much larger in total assets and capitalization and are able to offer a broader range of financial services than the Company can offer. Technological innovation and capabilities, including changes in product delivery systems and web-based tools, also continue to contribute to greater competition in domestic and international financial services markets and larger competitors may be able to allocate more resources to these technology initiatives.

Human Capital Resources
People are the foundation of the Company and we invest in their success. Our people are committed to our clients’ success and, by putting clients first, we create strong stockholder performance. This leads to tremendous possibilities to fuel client growth and support our communities, and in turn provide expanding opportunities to attract and retain our people.
As of December 31, 2025, the Company employed 3,769 full-time equivalent employees, an increase of 7% from December 31, 2024. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.
The Company is committed to giving back to the communities where it does business and strives to help low-to-moderate income geographies become healthier and more sustainable communities. Employees are encouraged to contribute their time and expertise to charitable and civic organizations they are passionate about. The Company is also committed to providing financial support for education, affordable housing, and community development lending and investments.
Recruiting, Retention, Talent Development and Succession
The Company recognizes that its people are its most important asset and is committed to attracting, retaining, and developing exceptional talent. The success of the business depends on hiring and retaining highly qualified and motivated people at all levels. Our people are part of a dynamic and diverse workforce and the Company provides equal opportunity in all aspects of employment. Retaining a qualified workforce of key contributors with a range of backgrounds and experiences remains an important objective.
As a growing company, we endeavor to recruit individuals motivated to contribute, innovate, and build long‑term careers. The Company prioritizes internal mobility and professional development through training, mentorship, succession planning, and career development resources. The Company also builds talent pipelines by engaging with community and educational institutions and recruiting individuals representative of the communities it serves.
Our talent development strategy is anchored in three core areas: early career development, professional development, and leadership development. This approach ensures that we build a strong and sustainable pipeline of talent at every career stage. We invest early in future talent through programs designed to attract, engage, and develop individuals at the beginning of their careers. To support early career development, the Company has established three early talent identification programs: a college internship program, the CBDP, and iLEAD. Each program is designed to strengthen management’s ability to identify and promote growth pathways for future leaders. The internship program creates opportunities to engage and recruit university talent, build early connections to the Company, and strengthen the long‑term talent pipeline. CBDP supports recent college graduates by preparing them for credit and commercial banking roles. iLEAD develops MBA graduates with prior professional experience by providing exposure to the Company while supporting process optimization and adding high‑performing talent to the pipeline of future leaders.
The Company emphasizes continuous learning and personalized growth at all career stages. Through defined core competencies and structured development planning, individuals build skills through on-the-job experiences, targeted coursework, and formal development programs. The development planning process enables individuals to tailor their learning journey to their unique goals and needs. The Company supports this growth through online learning programs and workshops, mentoring opportunities, tuition reimbursement, and internal webinars featuring speakers from across the organization who share insights and success stories from their business lines, divisions, and functional areas. Our people take an active role in managing their careers, and through the annual performance management process, they identify individual development goals and create action plans to achieve them.
The Company supports leadership development and succession planning through targeted programs, including mentoring initiatives for emerging leaders, an executive sponsorship program for identified successors to senior leadership roles, and a senior leadership development program for leaders one level below the C‑suite. These efforts are designed to build leadership capability, support organizational growth, and identify future leaders.
Culture and Engagement
The Company’s culture is defined by its corporate values of integrity, creativity, teamwork, passion, and excellence. People, Performance, and Possibilities capture the Company’s defining values and behaviors that shape our unique culture and how we do business. These values guide how we conduct our business, support our people, and serve our clients each day. Through intentionally designed programs and experiences, we promote a culture in which employees feel connected, supported, and empowered.
To support the various perspectives, experiences, and interests our people bring to the Company and to our customers, we proudly sponsor ten Business Resource Groups. Built on the three foundational pillars of education, professional development, and community engagement, these groups create opportunities for employees to connect across teams and regions. The Business Resource Groups are sponsored by an executive‑led Opportunity Council that provides access to leadership and ensures alignment with the Company’s business objectives of fostering belonging, strengthening the talent pipeline, engaging employees, and reinforcing the Company’s corporate values.
To ensure we remain aligned with our cultural commitments, we also regularly conduct engagement surveys. These surveys provide valuable insight into sentiment and create an ongoing feedback loop, allowing us to listen, respond, and continuously improve the people experience.
An integral part of our culture is recognizing and celebrating the success of our employees. The Company implemented a “Culture Champion” recognition program to encourage, recognize, reinforce and celebrate employees who demonstrate, support and cultivate the values, attitudes and behaviors associated with the Company’s culture. Culture Champions are nominated quarterly from around the Company and from across the organization. The award recipients are recognized publicly at the Company’s quarterly CEO Townhall meeting and are invited to meet with a Company leader. In addition, the Company’s CEO regularly recognizes teams by name for their excellence with “People Behind the Numbers” emails.
Compensation and Benefits
The Company’s compensation and benefits programs are designed to attract, retain, motivate, and reward employees to deliver strong performance and excellence. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare, life insurance and other benefits, health savings and flexible spending accounts, and various paid time off benefits. Throughout the organization, 95% of employees participate in the annual bonus plan or are eligible to receive business incentives.
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
Human Capital Metrics
The table below presents the percentage of Company's workforce that identified as part of an ethic minority group or were women:

	December 31,
	2025	2024	2023
	(as a percentage of total employees)
Employees belonging to an ethnic minority group	46%	45%	44%
Female employees	48	50	51
The table below presents the Company's overall employee turnover rate, excluding the impact of any reductions in workforce during the period:

	Year ended December 31,
	2025	2024	2023
Turnover Rate	12%	15%	14%
The table below presents the Company's employee turnover rate by age group, excluding the impact of any reductions in workforce during the period:

	Year ended December 31,
Turnover Rate by Age Group	2025	2024	2023
Under 30	11%	19%	18%
Between 30-50	11	14	14
Over 50	12	15	14
In 2025, the Company's turnover rate was highest among employees in the Over 50 age group, compared to both 2024 and 2023, where the turnover rate was highest among employees in the Under 30 age group.

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
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, U.S. government debt default or shutdown, the imposition of tariffs on trade, natural disasters, the emergence of widespread health emergencies or pandemics, terrorist attacks, geopolitical tensions and acts of war (such as the military conflicts in Ukraine and the Middle East), or a combination of these or other factors.
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
In the U.S. financial services industry, the soundness of financial institutions is closely interrelated. Actual events involving limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system or certain banks, deposit volatility, liquidity issues, credit problems, losses or defaults by other institutions, stock price volatility and other adverse developments. These types of events may also adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis. Any of these impacts, or any other impacts resulting from the events described above or other related or similar events, could have a material adverse effect on our liquidity and current and/or projected business operations and financial condition and results of operations.
It is possible that the business environment in the U.S., including with respect to the financial services industry, will continue to be challenging or experience recession or additional volatility in the future. There can be no assurance such conditions will improve in the near term or that conditions will not worsen. There also can be no assurance there will not be bank failures or liquidity concerns in particular segments of the financial services industry or in the U.S. financial system as a whole. Such conditions or events could adversely affect our business, results of operations, and financial condition.
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
Interest rates rose rapidly during 2023, resulting in a significant decline in the fair market values of long duration fixed rate investment securities. Any sale of investment securities held in an unrealized loss position for liquidity or other purposes will cause actual losses to be realized. Gross unrealized losses on our HTM and AFS investment securities totaled $160 million and $610 million, respectively, as of December 31, 2025. In late 2024, the FRB began lowering rates as inflationary pressure started to ease, and in late 2025, the FRB again lowered rates. However, the economic and inflationary outlook continues to remain uncertain. If the FRB were to reverse course and rapidly increase rates, the increase could result in further declines in the fair market values of long duration fixed rate investment securities, constrain our interest rate spread and may adversely affect our business forecasts.
Our earnings could also be adversely affected in a declining rate environment if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities. A declining rate environment may also result in a change in the mix of non-interest and interest bearing accounts. Because of our relatively high reliance on net interest income, our revenue and earnings are more sensitive to changes in market rates than other financial institutions with more diversified sources of revenue.
Loan volumes may also be affected by market interest rates on loans. Lower interest rates are typically associated with higher loan originations, but also result in higher loan refinancings which can result in lower average loan yields and the loss of future net servicing revenues on residential loans with an associated write-down of MSRs. In contrast, in rising interest rate environments, loan repayment rates generally decline and result in a lower volume of loan originations. In addition to the impact on our lending business, a decrease in loan originations would adversely affect the volume of loans available for purchase by our mortgage banking business channel.
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
We use various interest rate benchmarks in our lending, borrowing and hedging activities. An interest rate benchmark we use in lending, borrowing or hedging may be discontinued or substantially changed in the future. For example, effective November 15, 2024, the Bloomberg Index Services Limited ceased publication of the Bloomberg Short-Term Bank Yield Index.
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
Credit losses are an inherent risk in the business of making loans. Management makes various assumptions and judgments about the collectability of our loan portfolio and maintains an ACL estimated to cover expected losses over the life of the loans in our portfolio. The measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, loan underwriting policies, historical loan loss experience, and reasonable and supportable forecasts. In addition, with the exception of residential loans, we individually evaluate all nonaccrual loans graded Substandard or worse with a total commitment of $1.0 million or more, and establish an allowance based upon our estimation of the potential loss associated with those problem loans. Additions to the ACL recorded through provision for credit losses decrease our net income. If management’s assumptions and judgments are incorrect or if economic conditions worsen compared to forecast, our actual credit losses may exceed our ACL.
At December 31, 2025, our ACL on funded loans and loss contingency on unfunded loan commitments and letters of credit totaled $460.6 million and $49.6 million, respectively. Deterioration in general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan loss provisions and increases in our ACL. In addition, volatility in the banking industry and related economic effects may adversely impact the Company’s estimate of its ACL and resulting provision for credit losses. We may also be required to record additional loan provisions or increase our ACL based on new information regarding existing loans, input from regulators in connection with their review of our loan portfolio, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, changes in economic outlook, and other factors, both within and outside of our management’s control. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
Increasing political polarization in the United States and its government, including disagreement around foreign and domestic policies and other politically charged issues may increase the likelihood of a shutdown of the federal government. Any shutdown of the United States government could adversely impact our ability to originate loans, particularly through AmeriHome’s correspondent and retail operations and our small business lending program. A government shutdown could also adversely affect certain of our borrowers which may be dependent on government funding, contractual arrangements or employment, which could affect such borrowers’ ability to pay principal and interest on our loans or their ability or desire to deposit money with or borrow from our bank. Any of these effects could result in greater loan delinquencies, increases in non-performing, criticized, and classified assets, and a decline in demand for our products and services.
The markets in which we operate are subject to the risk of both natural and man-made disasters.
Many of the real and personal properties securing our loans are located in California and more generally in the southwestern portion of the United States. Substantial portions of California experience wildfires from time to time that may cause significant damage throughout the state. For example, early in 2025, Southern California experienced prolonged wildfires that resulted in extensive damage. While these wildfires did not significantly damage our own properties or the properties pledged by borrowers as collateral, it is possible our borrowers may experience losses in the future, which may materially impair their ability to meet the terms of their obligations. California and the southwestern United States are also prone to other natural disasters, including, but not limited to, drought, earthquakes, flooding, and mudslides. In recent years, drought and decreased snowfall in the Rocky Mountains has led to decreased water flow in the Colorado River, from which many areas in the southwest obtain water, including certain of our markets. Persistence of such conditions or additional significant natural or man-made disasters in the state of California or in our other markets could lead to damage or injury to our own properties and/or employees, declines in population in our markets, and increased risk that our borrowers may experience losses or sustained job interruption, which may materially impair their ability to maintain deposits or meet the terms of their loan obligations. Therefore, additional natural disasters, a man-made disaster or a catastrophic event, persistence of detrimental environmental conditions, or a combination of these or other factors, in any of our markets could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Climate change, societal responses and legislative and regulatory initiatives with respect to climate change could materially affect our business and performance, including indirectly through impacts on our customers and vendors.
The lack of empirical data surrounding the credit and other financial risks posed by climate change makes it impossible to predict the specific impact climate change may have on our financial condition and results of operations; however, the physical effects of climate change may also impact us. In addition to the risk of more frequent and/or severe natural disasters, climate change can result in longer term shifts in climate patterns such as extreme heat, rising sea levels, declining freshwater resources, and more frequent and prolonged drought. The effects of climate change may have a significant effect in our geographic markets, and could disrupt our operations, the operations of our customers or third parties on which we rely, or supply chains generally. These disruptions, including increased regulation and compliance cost for our customers and changes in consumer behaviors, could result in declines in the economic conditions in geographic markets or industries in which our customers operate and impact their ability to repay loans or maintain deposits and could affect the value of real estate and other assets that serve as collateral for loans. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies.
In recent years, bank regulators have focused on the physical and financial risks to financial institutions associated with climate change. However, expectations with respect to these matters has been changing, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs. We have also, and may continue to, become subject to new or heightened regulatory requirements related to climate change, such as requirements relating to operational resiliency, stress testing for various climate stress scenarios, greenhouse gas emissions disclosures, or climate-related financial risk disclosures. New or increased regulations have resulted, and in the future, could result in increased compliance costs or capital requirements. Changes in regulations and customer preferences and behaviors could negatively affect our growth or force us to alter our business strategies, including whether and on what terms and conditions we will engage in certain activities or offer certain products or services and which growth industries and customers we pursue. Additionally, our reputation and customer relationships may be damaged due to our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Evolving scrutiny and expectations from customers, regulators, investors, and other stakeholders with respect to ESG practices may impose additional costs on the Company or expose it to new or additional risks.
As a regulated financial institution and a publicly traded company, we are facing evolving scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Frequently, these stakeholders have differing, and sometimes conflicting, views, priorities and expectations regarding ESG issues, which must be considered. State and federal initiatives on social or climate matters may differ or conflict with one another and may also differ from our shareholders' and stakeholders' expectations. For example, changing views against certain ESG and corporate DEI matters has gained momentum across the United States at national, state and local levels, which are referred to by some as “anti-ESG” efforts. Several states have proposed or enacted anti-ESG policies, legislation and initiatives, which may conflict with other regulatory requirements or our stakeholders’ expectations. Corporate DEI practices also have come under increasing scrutiny, including with the issuance of executive orders regarding certain DEI policies and practices in the private sector. These differing, and sometimes conflicting, views, priorities and expectations on ESG issues increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failure to adapt to or comply with legal or regulatory requirements or investor or stakeholder expectations and standards on ESG-related issues, or taking action that conflicts with one or another of our stakeholder’s expectations, could negatively impact our reputation, ability to do business with certain customers and business partners, and stock price, or could lead to governmental enforcement or private litigation. Any adverse publicity regarding ESG matters or shifts in investor priorities may result in adverse effects on our stock price and/or our business, operations and earnings. Additionally, ESG-related costs, including with respect to compliance with any additional or altered legal or regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

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
The banking regulatory agencies have expressed concerns about weaknesses in the CRE market. Banking regulatory authorities typically give CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of CRE lending growth and exposure. If our banking regulators determine that our CRE lending activities are particularly risky and are subject to heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our CRE lending activities. Furthermore, failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
Our loan portfolio contains concentrations in certain business lines or product types that have unique risk characteristics and may expose us to increased lending risks.
Our loan portfolio consists primarily of commercial and industrial, residential mortgage, and CRE loans, which contain material concentrations in certain business lines or product types, such as mortgage finance, real estate, corporate finance, as well as in specific business sectors such as gaming and technology and innovation. These loan concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to a single borrower or group of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship may adversely affect us. In addition, based on the nature of lending to these specialty markets, repayment of loans may be dependent upon borrowers receiving additional equity financing or, in some cases, a successful sale to a third party, public offering, or other form of liquidity event.
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
We also extend credit to certain NDFIs, which provide services similar to traditional banks but do not accept deposits from the general public and are not regulated by federal or state banking agencies. Banks that extend credit to NDFIs may be less likely to detect fraud, whether committed by the NDFI or by an underlying borrower, pledgor or guarantor of the NDFI, or other underlying credit issues, than for loans to traditional commercial borrowers, due to the lack of a direct relationship between the bank and the third parties and collateral underlying the loan. We experienced potential fraud in connection with an extension of credit to an NDFI in the third quarter of 2025 that resulted in the establishment of a $29.6 million specific reserve, as discussed in more detail in Recent Developments within Item 7 of this Form 10-K. Approximately $14.7 billion, or 25.0% of our total HFI loans are loans to NDFIs. While we carefully underwrite and monitor extensions of credit to NDFIs in accordance with our policies, any undetected fraud or underlying credit issues could have a material adverse impact on our financial conditions and results of operations.
Our credit linked notes do not ensure full protection against credit losses, and as such we could still incur significant credit losses on loans for which risk of loss has been transferred pursuant to these transactions.
We have entered into transactions to mitigate exposure to losses on our loan portfolio. These transactions are structured as credit linked notes, which transfer the risk of first losses on covered loans to these note holders. These notes have an aggregate principal amount of $407.4 million on an $8.1 billion reference pool of residential mortgages. Pursuant to these arrangements, in the event of borrower default, the principal balance of the notes will be reduced by the amount of the loss, up to the amount of the aggregate principal of the notes. However, all residual risk over and above the first loss position is retained by us. While current estimates of future credit losses are below the first loss position, no assurances can be given that future losses will not exceed the first loss position and, if credit losses were to exceed the first loss position, our financial condition and results of operations could be adversely effected.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Approximately 52% of our loan portfolio at December 31, 2025 was secured by real estate. In the course of our business, we may foreclose on and take title to real estate from time to time to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2025, we held $137 million of assets in OREO. The amount that we may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, interest rates, real estate tax rates, zoning laws, governmental and regulatory rules and natural disasters. We may also be subject to environmental cleanup liabilities, assessments and investigations or held liable for personal injury. With respect to foreclosed properties with operations, the performance of these properties will also be dependent on our ability to obtain and maintain adequate occupancy of the properties as well as control and manage operating expenses. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.
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

The financial services industry is also facing increasing competitive pressure from the introduction of new technologies such as blockchain and digital payments, often by non-traditional competitors and financial technology companies. Among other things, technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. The elimination of banks as intermediaries for certain transactions, as well as further disruption of traditional bank businesses and products by non-banks, could result in the loss of fee income and deposits and otherwise adversely affect our business and results.
Our expansion strategy may not prove to be successful and our market value and profitability may suffer.
We continually evaluate expansion opportunities through acquisitions of banks, branches, and other financial assets and businesses. Like previous acquisitions by us, any future acquisitions will be accompanied by risks commonly encountered in such transactions, including, among other things:
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
We are continuing to pursue digital payments initiatives and implementation of a fully integrated digital banking platform for our customers. The digital payments products and services we offer may use or rely on blockchain-based technologies or assets. Use of blockchain-based technologies in payments are a relatively new and unproven technology, and the laws and regulations surrounding them are uncertain and evolving. In July 2025, the GENIUS Act was enacted, which provides a legal framework for stablecoins and their issuers in the United States. The GENIUS Act requires the U.S. Treasury Department and federal regulators to issue regulations on a number of topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide. Blockchain and digital payment technology has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. Any changes in such laws and regulations applicable to, or scrutiny directed at, our products and services may impede or delay the offering of digital payments solutions, increase our operating costs, require significant management time and attention, or otherwise harm our business or results of operations.
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
We believe our senior management team has contributed greatly to our performance. In addition, we from time to time experience retirements and other changes to our senior management team. Most recently, we completed a CFO transition in January 2026. Our future performance depends on a smooth transition of our senior management, including finding and training highly qualified replacements who are properly equipped to lead us. We have adopted retention strategies, including equity awards, from which our senior management team benefits in order to achieve our goals. However, we cannot assure our succession planning and retention strategies will be effective and the loss of senior management could have an adverse effect on our business.
Capital and Liquidity Risks
We are subject to capital adequacy standards and liquidity rules, and a failure to meet these standards could adversely affect our financial condition.
WAL and WAB are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying executive bonuses or dividends and repurchasing or redeeming capital securities. At December 31, 2025, our CET1 ratio was 11.0%, which is above the well-capitalized regulatory ratio threshold of 6.5%. Although our capital ratios are in line with our targets, we may need to issue additional equity capital or reduce the pace at which we are growing in order to increase our CET1 and other capital ratios.
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
As of December 31, 2025, we have $4.8 billion of borrowings from the FHLB of San Francisco and no borrowings from the FRB. We utilize borrowings from the FHLB of San Francisco and the FRB to satisfy short-term liquidity needs. Our borrowing capacity is generally dependent on the value of our collateral pledged to these entities. These lenders could reduce our borrowing capacity or eliminate certain types of collateral and could otherwise modify or terminate their loan programs. Any change to or termination of these programs could have an adverse effect on our liquidity and profitability.
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
Operational and Technological Risks
A failure in, or breach of, our security or technology systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our operations, result in the unauthorized disclosure or misuse of confidential or proprietary information, damage our reputation, increase our operating costs, and cause financial losses.
Our businesses operate in an increasingly complex and evolving cybersecurity threat environment. Our operations depend on the secure processing, storage, and transmission of sensitive information and we continue to expand our use of third party service providers, which broadens our overall cyber risk exposure. Although we employ multiple layers of protective controls to maintain the confidentiality, integrity, and security of information across all geographies and business lines, and we continually enhance these, the nature of cyber threats continues to evolve. Threat actors repeatedly target financial institutions and their service providers, and as a result, our system and those of our customers and vendors remain vulnerable to unauthorized access, fraudulent activity, data exfiltration or destruction, service outages, malware, ransomware, cyber-attacks, and other adverse events that could result in significant losses to us or our customers. These threats may originate from external actors, including foreign governments, organized criminal groups, and other malicious entities, or failure or vulnerabilities within our outsourced or infrastructure-support providers, or internal environments. Additionally, the continued evolution and increased usage of AI technologies may further increase these risks.
We are subject to a wide range of potential operational disruptions, including failure of our technology infrastructure, cyber-attacks, and natural or man-made disasters. The rapid evolution and increased adoption of AI technologies has introduced additional vulnerabilities and potential entry points for cyber threats. Our overall risk exposure remains heightened due to the evolving threat landscapes, the outsourcing of certain business processes, and the broader uncertainties in the global economic environment. As cyber threats continue to evolve, we may be required to devote significant additional resources to modify or strengthen our controls or to investigate and remediate cybersecurity vulnerabilities or incidents.
We maintain insurance policies that we believe provide reasonable coverage for an institution of our size, scope, and technology environment. However, such insurance may not cover all possible losses or may be insufficient to cover financial losses, damages, penalties, or lost revenues, arising from a failure of our systems or those of a third party.
We rely on third parties to support critical business operations.
We rely on third parties to support critical business operations, such as data processing and storage, transaction processing, online banking systems, internet connectivity, and network access. Although we maintain a robust due diligence and monitoring program over third-party service providers, we do not control the actions of these third parties. Operational failures, capacity constraints, technology outages, cyber-attacks, performance issues, or service interruptions at a service provider could impair our ability to deliver products and services, affect customer experience, and negatively impact our operations. Financial or operational stress of a third-party service provider could impair its ability to fulfill contracted services. Replacing such providers could require significant time, cost, and operational adjustments, and suitable alternative providers may not be available on comparable terms or within required timeframes. Any of these events could adversely affect our business and financial performance.
Our business may be adversely affected by fraud.
As a financial institution, we are inherently exposed to a wide range of operational risks, including, but not limited to, theft and other fraudulent activity by employees, customers, the parties we do business with, contractors, vendors and other third parties targeting us and/or our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts, including in the origination of loans. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. For example, if a borrower intentionally, or unintentionally, provides us with incorrect information that we rely on in underwriting a loan, we could be subject to increased credit risk for that loan. Such increased risk could result in increased loan losses or heightened provisions to our ACL, either of which could adversely affect our credit quality and net income. We may also become subject to heightened regulatory scrutiny for making loans to such borrowers and may be required to dedicate time and other resources to addressing regulatory concerns. In times of increased economic stress, we are at increased risk of fraud losses.
Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the persistence and increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud. Our lending customers may also experience fraud in their businesses that could adversely affect their ability to repay their loans or make use of services. Our customers’ and our exposure to fraud may result in unexpected loan losses that exceed those that have been provided for in the ACL.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, largely related to increased digitization of banking services and capabilities (including those related to or involving AI, machine learning, blockchain, and other technologies) and mobile banking solutions. We expect new technologies will continue to emerge and may be superior to or render obsolete the technologies currently used in our products and services. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
The development and use of AI presents risks and challenges that may adversely impact our business
We or our third-party (or fourth-party) vendors, customers or counterparties develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges, including concerns around safety and soundness, privacy and data-handling, fair access to financial services, fair treatment to customers, inaccuracy of results broadly known as “hallucinations” and compliance with applicable laws and regulations. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risks to us of non-compliance.
AI models, particularly generative or agentic AI models, may produce outputs or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
Legal and Compliance Risks
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, require monitoring and reporting of suspicious activity and of customers who are perceived to present a heightened risk of money laundering or other illegal activity, limit the dividends or distributions that WAB can pay to WAL or that we can pay to our stockholders, restrict the ability of affiliates to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and result in greater or earlier charges to earnings or reductions in our capital than prescribed by GAAP, among other things. Our mortgage banking business channel operations subject us to regulations that have grown in complexity in recent years and may continue to do so as consumer protection measures change. Our mortgage banking business channel operations are subject to federal, state and local laws, regulations and judicial and administrative decisions, including those designed to discourage predatory lending and regulate collections and servicing practices with respect to mortgage loans.
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
We are also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are under continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations, laws and interpretations, as well as the supervision, examination and enforcement priorities and policies of the bank regulators, may be modified at any time, and new legislation, regulations and interpretations may be enacted that will affect us, WAB, and our other subsidiaries, including as a result of changes in political leadership and leadership and senior staffs of the bank regulators. Any such changes, as well as changes in federal and state laws, regulations and governmental policies, income tax laws, and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition, or results of operations. Failure to appropriately comply with any such laws, regulations, policies or principles or an alleged failure to comply, even if we acted in good faith or the alleged failure reflects a difference in interpretation, could result in sanctions by regulatory agencies, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition, or results of operations.
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
If we were unable to comply with regulatory directives in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If our regulators were to take such supervisory actions, then we could, among other things, become subject to restrictions on our ability to enter into acquisitions and develop any new business, as well as restrictions on our existing business. We could also be required to raise additional capital, dispose of certain assets and liabilities, or both, within a prescribed period of time. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event we were ultimately unable to comply with the terms of a regulatory enforcement action, we could fail and be placed into receivership by the FDIC or the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility, and financial condition.
Regulatory compliance requirements and expense likely will increase when we reach $100 billion in assets.
Regulatory requirements and associated costs generally increase based on a bank holding company’s consolidated asset tier. Upon exceeding the $100 billion in assets threshold, we will become subject to Category IV enhanced prudential standards. As of December 31, 2025, we had $92.8 billion in assets on a consolidated basis. Under such enhanced prudential standards, Category IV bank holding companies are subject to greater regulation and supervision, including, but not limited to: certain capital planning and stress testing and capital buffer requirements; supervisory capital stress testing conducted by the FRB biennially; and certain liquidity risk management and liquidity stress testing and buffer requirements. Our preparations for, and the application of, these enhanced prudential standards and resolution planning requirements for our depository institution could adversely affect our results of operations and financial performance through additional capital and liquidity requirements and increased compliance costs. While compliance costs associated with those and other Category IV regulations are expected to be substantial, we believe a considerable portion of these costs have already been incurred as we have proactively upgraded compliance systems, processes, and staffing in anticipation of surpassing the $100 billion asset mark.
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
•volatility and economic disruption in the banking industry or the economy more broadly;
•changes in national and global financial markets and economies and general market conditions, such as interest or foreign exchange rates, inflation, stock, commodity or real estate valuations or volatility and other global, geopolitical, regulatory or judicial events that effect the financial markets and economy including international tensions, pandemics, terrorism and war, including the military conflicts in Ukraine and the Middle East;
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
•actions of activist stockholders could impact the pursuit of our business strategies, cause us to incur substantial costs, and divert management's and the Board's attention and resources;
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
We have paid regular quarterly dividends on our common stock since the third quarter of 2019, subject to quarterly declarations by the BOD, and have also paid dividends on our depositary shares representing our preferred stock since the issuance of such securities in the third quarter of 2021. From time-to-time, we have also repurchased shares of our outstanding common stock pursuant to common stock repurchase programs. In September 2025, the BOD adopted a common stock repurchase program, pursuant to which we remain authorized to repurchase up to $231.9 million of shares of our common stock as of December 31, 2025.
Our dividend payments and/or stock repurchase practices may change from time-to-time, and no assurance can be provided that we will continue to declare dividends in any particular amounts or at all, or continue to repurchase shares of our outstanding common stock pursuant to our stock repurchase program. Dividends and/or stock repurchases are subject to capital availability and the discretion of our BOD, which must evaluate, among other things, whether cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends and/or repurchase stock. Furthermore, our outstanding Series A preferred stock is senior to our common stock and could adversely affect our ability to declare or pay dividends or distributions on common stock. Under the terms of the Series A preferred stock, we are prohibited from paying dividends on our common stock unless all dividends for the latest dividend period on all outstanding shares of Series A preferred stock have been declared and paid in full or declared and a sum sufficient for the payment of those dividends has been set aside. A reduction in or elimination of our dividend payments or dividend program could have a negative effect on our stock price.
Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities that may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. We may also borrow money from the FRB, the FHLB, other financial institutions, and other lenders. At December 31, 2025, we had outstanding subordinated debt, senior secured and unsecured debt, and short-term borrowings. We also have outstanding depositary shares representing Series A preferred stock, which is senior to our common stock. BW has outstanding preferred stock as well, which is pari passu with our Series A preferred stock and is conditionally exchangeable into preferred stock of WAB upon receipt of a directive from an appropriate federal regulatory authority upon the occurrence of certain specified exchange events. All of these securities or borrowings have priority over our common stock in a liquidation, which could affect the market price of our stock.
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
Item 1B.Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Cybersecurity risk management and strategy
Cybersecurity and risks associated with information security represent key operational risks within the Company’s ERM Framework. These risks encompass potential fraud, harm to employees or customers, violations of privacy or information security laws, legal, regulatory compliance and reputational risk. Each of these risk dimensions is evaluated as part of the Company’s risk assessment process. Under the ERM Framework, the Company’s Information Security Risk and Compliance departments and all employees are the First Line and are responsible for identifying and measuring these risks so that controls proportionate to the risk involved can be designed and implemented. These controls are then monitored to ensure they are working as intended, including periodic testing of the controls. The results of monitoring and testing activities are then reported through the Company’s risk governance process to ensure issues are resolved on a timely basis.
Independent oversight of information security risk is provided by Enterprise & Operational Risk Management, which is a function within the Company’s Second Line. The Company’s risk governance oversight includes management committees (Technology & Third Party Risk Committee, Operational Risk Management Committee and ERM Committee). The Company manages the risk associated with cybersecurity and information security in alignment with risk tolerances set forth in the Company’s Board-approved Risk Appetite Statement.
Oversight of cybersecurity resides with the BOD, through its Risk committee, which is primarily responsible for monitoring management’s implementation of operations and technology risk controls, including those relating to cybersecurity and information security. The Audit Committee of the BOD oversees the audit control functions of which cybersecurity practices may be a part. The Company maintains a data protection and information security program designed to ensure adequate governance and oversight is in place while evolving to meet changes in applicable laws and regulations, and best practices. The Company’s information security controls and programs are designed to align with the NIST Cybersecurity Framework, FFIEC guidelines, Control Objectives for Information and Related Technologies and the Information Technology Infrastructure Library frameworks, along with applicable privacy laws.
Information security is the responsibility of all officers, employees and agents of the Company with oversight by the BOD. The Company continues to invest in developing and maintaining a robust information security function within the First Line. The Company’s CISO has 25 years of banking information security experience across a number of cybersecurity domains, including cloud security, networking, cyber defense, and data security.
The Company has a highly experienced CIO with a 35-year track record of defining and delivering strategic solutions to deliver value in top tier financial services organizations. While the CIO and information technology organizations collaborate with the CISO organization as described herein, to create independence between the CISO and CIO functions, the CISO reports to the Company’s Chief Administration Officer and the CIO reports to the Company’s Chief Banking Officer for NBL. Each Company employee is responsible for an effective cybersecurity defense which is enforced with mandatory interactive cyber awareness training, periodic newsletters, executive security briefs and updates. The BOD’s Risk Committee receives regular updates from the CISO and CIO on cybersecurity matters, and the BOD receives ongoing education from internal and external experts on emerging technologies, cybersecurity, data management, privacy, and fintech developments.
Cybersecurity assessment
The Company engages external third parties to perform assessments of our compliance with FFIEC’s cyber preparedness guidelines, the NIST Cybersecurity Framework, and Cyber Risk Institute standards and also advise on best practices for the use of cloud services, such as SWIFT and FedLine. To validate the effectiveness of the Company’s overall information security controls, the Second Line Enterprise and Operational Risk Management team hires external third parties to perform external and internal penetration testing designed to mimic the tactics used by individual hackers or criminal hacking organizations. The Company also engages external third parties to perform ongoing adversarial simulation.
The Company conducts regular internal cybersecurity assessments intended to measure inherent risk and guide adjustment of our security posture in response to the evolving threat environment. These include reviews against FFIEC’s recommendations on cyber preparedness, GLBA Safeguards Rule, and SWIFT security control requirements. The Company performs continuous internal and external vulnerability scanning to identify and remediate emerging vulnerabilities and strives to maintain conformance with Center for Internet Security benchmarks across cloud-based and on-premises technology. The Company also evaluates service provider security practices to ensure they maintain appropriate information security safeguards.

Cybersecurity operational measures
Operational execution of the Company’s cyber risk strategy is a collaborative effort between the CIO-led information technology organization, and the CISO-led data protection, information security and cybersecurity teams. The CIO establishes and implements the technical plan for cyber risk strategy which the CISO and his team review. After they have established a joint cyber risk plan, the Company’s Second Line reviews and challenges the plan. Thereafter, the CISO and CIO teams collaborate with subject-matter experts throughout the business to identify, monitor and mitigate material risks, as well as to monitor compliance with the Company’s security polices, and applicable laws and regulations. The Company’s SMC, which is part of the CISO organization, manages security through multiple external threat feeds and systems logs. Through the collection and integration of security-related IT infrastructure information, external threat intelligence and the expertise of trained SMC analysts, the Company works to identify and address potential indicators of compromise. Potential security events are identified and addressed through defined IT incident response activities, the SMC’s oversight through the SIEM platform and the Company’s CSR plan. The CSR plan is updated regularly and is designed to minimize impacts to clients and the Company arising from cyber incidents involving malicious code, unauthorized access or disclosure, data loss or misuse of systems or information. The CSR plan establishes procedures to detect, respond to, resolve and recover from cybersecurity incidents. Depending on the severity of a cyber event, the CSR plan may involve the Company’s Executive Leadership Team and the BOD, including the analysis of reporting requirements. The CSR plan is tested annually and includes technical simulations and enterprise-level executive management tabletop exercises.
Cyber threats are an ongoing reality and the Company and its third-party service providers encounter such threats in the normal course of business. As the threat environment continues to evolve, future cybersecurity incidents, whether affecting the Company or third party service providers, could have a material adverse effect on the Company's systems, operations, business strategy, financial condition, or operations. As of the date of this report, other than the risks discussed in “Risk Factors” to this report, the Company knows of no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
Item 2.Properties.
The Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 38 domestic branch locations, which include six executive and administrative offices, of which 20 of these locations are owned and 18 are leased. The Company also owns an administrative office building and has several loan production and other offices across the United States. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada. See "Item 1. Business” in this Form 10-K for location cities. For information regarding rental payments, see "Note 8. Leases" in Item 8 included in this Form 10-K.
Item 3.Legal Proceedings.
In August 2025, the Bank initiated a lawsuit in connection with its note finance revolving credit facility to Cantor Group V, LLC, alleging fraud by the borrower for failing to provide collateral loans in first position, seeking appointment of a receiver and recovery of funds, and other forms of relief and damages related to claims against the borrower. Management evaluated the existing collateral based on “as is” appraisals and believes it covers the obligation. Updated collateral appraisals are expected in March 2026.
From time to time, the Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters in the future.
Item 4.Mine Safety Disclosures.
Not applicable.

PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2025 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards.
Holders
At February 18, 2026, there were approximately 2,522 stockholders of record of our common stock. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
During the fourth quarter of 2025, the Company's BOD approved a cash dividend of $0.42 per common share. The dividend payment to stockholders totaled $46.1 million and was paid on November 28, 2025. In addition, on December 30, 2025, the Company paid cash dividends of $0.27 per depositary share, or $3.2 million, to preferred stockholders, and $7.1 million to preferred stockholders of BW.
Share Repurchases
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet to be Purchased Under the Plans or Programs
October 1-31, 2025	261,284	$78.75	261,245	$268,844,045
November 1-30, 2025	325,298	78.56	325,000	243,310,795
December 1-31, 2025	137,841	83.41	137,123	231,872,571
Total	724,423	$79.55	723,368	$231,872,571

(1)    A total of 1,055 shares purchased during the period outside of the Company's common stock repurchase program were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
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

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2020 and reinvestment of dividends.

Total Return Performance

Equivalent Value
300
250
200
150
100
50
Dec '20
Dec '21
Dec '22
Dec '23
Dec '24
Dec '25
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
For a comparison of the 2024 results to the 2023 results and other 2023 information not included herein, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Developments
CRE Exposure
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 27% and 30% of total loans at December 31, 2025 and 2024, respectively. Approximately 14% and 16% of CRE loans, excluding construction and land loans, were owner occupied at December 31, 2025 and 2024, respectively, and 4% were non-owner occupied office loans at both December 31, 2025 and 2024. In response to changing conditions in the CRE market, the Company has been proactive in establishing enhanced monitoring policies and procedures as it relates to its CRE loans and has undertaken actions to limit the growth of its CRE portfolio. During the year ended December 31, 2025, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $55.5 million, which primarily related to office properties. As the Company is focused on moving nonperforming loans through its standard credit resolution process, the Company took possession of five CRE office properties during the year ended December 31, 2025, which drove the net increase in other assets acquired through foreclosure from December 31, 2024. While the Company believes its reserve levels are adequate, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
Legal Dispute Related to Credit Facility
In August 2025, the Bank initiated a lawsuit in connection with its note finance revolving credit facility to Cantor Group V, LLC, alleging fraud by the borrower for failing to provide collateral loans in first position, seeking appointment of a receiver and recovery of funds, and other forms of relief and damages related to claims against the borrower. Management evaluated the existing collateral based on “as-is” appraisals and believes it covers the obligation. Updated collateral appraisals are expected in March 2026. In addition, under certain circumstances such as fraud, the Bank holds both a limited guaranty and full guaranty from two ultra-high net worth individuals. Despite the collateral coverage and guaranties, the Bank moved the $98.5 million facility to nonaccrual status and established a specific allowance of $29.6 million for this loan as of September 30, 2025, which remained unchanged through December 31, 2025.

Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings, through its wholly-owned banking subsidiary, WAB. Effective as of October 4, 2025, the Company completed its brand unity initiative, consolidating its legacy division bank brands: ABA, BON, FIB, Bridge, and TPB, under a single unified name, Western Alliance Bank.
The Company also serves business customers through a national platform of specialized financial services, including mortgage banking services through AmeriHome and digital payment services for the class action legal industry.
2025 Financial Highlights
•Net income available to common stockholders of $956.2 million and diluted earnings per share of $8.73, an increase from $774.9 million and from $7.09 per share, respectively, for 2024
•Net revenue of $3.5 billion, constituting year-over-year growth of 12.0%, or $380.9 million, compared to an increase in non-interest expenses of 4.3%, or $86.7 million
•PPNR1 increased $294.2 million to $1.4 billion, compared to $1.1 billion in 2024
•Effective tax rate of 17.9% for 2025, compared to 20.5% for 2024
•Total loans HFI of $58.7 billion, up $5.0 billion from December 31, 2024
•Total deposits of $77.2 billion, up $10.8 billion from December 31, 2024
•Total equity of $7.9 billion, an increase of $1.2 billion from December 31, 2024
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.69% of total assets, from 0.65% at December 31, 2024
•Net loan charge-offs to average loans outstanding of 0.24% for 2025, compared to 0.18% for 2024
•Net interest margin of 3.51% in 2025, decreased from 3.58% in 2024
•Return on average assets of 1.12% for 2025, compared to 0.99% for 2024
•Tangible common equity ratio1 of 7.3%, compared to 7.2% at December 31, 2024
•Book value per common share of $67.20, an increase of 15.4% from $58.24 at December 31, 2024
•Tangible book value per share, net of tax1, of $61.29, an increase of 17.3% from $52.27 at December 31, 2024
•Efficiency ratio1 of 58.9% in 2025, compared to 63.2% in 2024
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2025.
1 See Non-GAAP Financial Measures section beginning on page 39.

Results of Operations and Financial Condition
As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2025	2024	2023
	(dollars in millions, except per share amounts)
Net income	$990.6	$787.7	$722.4
Net income available to common stockholders	956.2	774.9	709.6
Earnings per share - basic	8.79	7.14	6.55
Earnings per share - diluted	8.73	7.09	6.54
Return on average assets	1.12%	0.99%	1.03%
Return on average equity	13.3	12.2	12.6
Return on average tangible common equity (1)	15.3	14.0	14.9
Net interest margin	3.51	3.58	3.63
(1) See Non-GAAP Financial Measures section beginning on page 39.

	December 31,
	2025	2024
	(in millions)
Total assets	$92,774	$80,934
Loans HFS	3,498	2,286
Loans HFI, net of deferred fees and costs	58,677	53,676
Investment securities, net of allowance for credit losses	20,438	15,095
Total deposits	77,159	66,341
Other borrowings	5,240	5,573
Qualifying debt	1,076	899
Total equity	7,946	6,707
Tangible common equity, net of tax[1]	6,711	5,755
(1) See Non-GAAP Financial Measures section beginning on page 39.
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans HFI and net charge-offs as a percentage of average loans HFI. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes the Company's key asset quality metrics for loans HFI:

	At or for the Year Ended December 31,
	2025	2024	2023
	(dollars in millions)
Nonaccrual loans	$500	$476	$273
Repossessed assets	137	52	8
Non-performing assets	817	656	418
Nonaccrual loans to funded loans	0.85%	0.89%	0.54%
Nonaccrual and repossessed assets to total assets	0.69	0.65	0.40
Allowance for loan losses to funded loans	0.78	0.70	0.67
Allowance for credit losses to funded loans	0.87	0.77	0.73
Allowance for loan losses to nonaccrual loans	92	79	123
Allowance for credit losses to nonaccrual loans	102	87	135
Net charge-offs to average loans outstanding	0.24	0.18	0.06

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $92.8 billion at December 31, 2025, an increase of $11.8 billion, or 14.6%, from $80.9 billion at December 31, 2024. Higher deposit levels supported increases in investment securities of $5.3 billion and also funded HFI and HFS loan growth of $5.0 billion and $1.2 billion, respectively.
Loans HFI increased by $5.0 billion, or 9.3%, to $58.7 billion as of December 31, 2025, compared to $53.7 billion as of December 31, 2024. By loan type, the increase in loans HFI from December 31, 2024 was driven by increases in commercial and industrial, commercial real estate, and residential loans of $4.8 billion, $330 million, and $326 million, respectively, partially offset by a decrease of $424 million in construction and land development loans. In addition, loans HFS increased $1.2 billion from $2.3 billion as of December 31, 2024 primarily due to an increase in government-insured or guaranteed and agency-conforming loans.
Total deposits increased $10.8 billion, or 16.3%, to $77.2 billion as of December 31, 2025 from $66.3 billion as of December 31, 2024. By type, the increase in deposits from December 31, 2024 was driven by increases of $5.5 billion, $3.4 billion, and $2.5 billion in non-interest bearing, savings and money market, and interest bearing demand deposits, respectively, partially offset by a decrease of $605 million in certificates of deposit.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Year Ended December 31,		Increase (Decrease)
	2025	2024
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$4,692.9	$4,541.1	$151.8
Interest expense	1,828.1	1,922.2	(94.1)
Net interest income	2,864.8	2,618.9	245.9
Provision for credit losses	224.1	145.9	78.2
Net interest income after provision for credit losses	2,640.7	2,473.0	167.7
Non-interest income	678.2	543.2	135.0
Non-interest expense	2,111.7	2,025.0	86.7
Income before provision for income taxes	1,207.2	991.2	216.0
Income tax expense	216.6	203.5	13.1
Net income	990.6	787.7	202.9
Net income attributable to noncontrolling interest	21.6	—	21.6
Net income attributable to Western Alliance	969.0	787.7	181.3
Dividends on preferred stock	12.8	12.8	—
Net income available to common stockholders	$956.2	$774.9	$181.3
Earnings per share:
Basic	$8.79	$7.14	$1.65
Diluted	$8.73	$7.09	$1.64

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
The following table shows the components used in the calculation of PPNR:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net interest income	$2,864.8	$2,618.9	$2,338.9
Total non-interest income	678.2	543.2	280.7
Net revenue	$3,543.0	$3,162.1	$2,619.6
Total non-interest expense	2,111.7	2,025.0	1,623.4
Pre-provision net revenue	$1,431.3	$1,137.1	$996.2
Less:
Provision for credit losses	224.1	145.9	62.6
Income tax expense	216.6	203.5	211.2
Net income	$990.6	$787.7	$722.4
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which measures non-interest expense as a ratio of net revenue on a tax equivalent basis. Management uses this ratio as a metric for assessing cost efficiency:

	Year Ended December 31,
	2025	2024	2023
	(dollars in millions)
Total non-interest expense	$2,111.7	$2,025.0	$1,623.4
Less: Deposit costs	630.5	693.2	436.7
Total non-interest expense, excluding deposit costs	1,481.2	1,331.8	1,186.7
Divided by:
Total net interest income	2,864.8	2,618.9	2,338.9
Plus:
Tax equivalent interest adjustment	40.0	39.5	35.5
Total non-interest income	678.2	543.2	280.7
Less: Deposit costs	630.5	693.2	436.7
	$2,952.5	$2,508.4	$2,218.4
Efficiency ratio - tax equivalent basis	58.9%	63.2%	61.1%
Efficiency ratio - tax equivalent basis, adjusted for deposit costs	50.2	53.1	53.5

Tangible Common Equity and Return on Average Tangible Common Equity
The following tables present financial measures related to tangible common equity. Tangible common equity represents total equity reduced by goodwill and intangible assets, preferred stock, and noncontrolling interest in subsidiary. Management believes tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses.

	December 31,
	2025	2024
	(dollars and shares in millions)
Total equity	$7,946	$6,707
Less:
Preferred stock	295	295
Noncontrolling interest in subsidiary	293	—
Total common stockholders' equity	7,358	6,412
Less: goodwill and intangible assets, net	649	659
Total tangible common stockholders' equity	6,709	5,753
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible common equity, net of tax	$6,711	$5,755

Total assets	$92,774	$80,934
Less: goodwill and intangible assets, net	649	659
Tangible assets	92,125	80,275
Plus: deferred tax - attributed to intangible assets	2	2
Total tangible assets, net of tax	$92,127	$80,277

Tangible common equity ratio	7.3%	7.2%
Common shares outstanding	109.5	110.1
Book value per common share	$67.20	$58.24
Tangible book value per common share, net of tax	61.29	52.27

	Year Ended December 31,
	2025	2024	2023
	(dollars in millions)
Net income available to common stockholders	$956.2	$774.9	$709.6
Divided by:
Average equity	7,434	6,480	5,719
Less:
Average goodwill and intangible assets	654	664	675
Average preferred stock	295	295	295
Average noncontrolling interest in subsidiary	225	—	—
Average tangible common equity	$6,260	$5,521	$4,749
Return on average tangible common equity	15.3%	14.0%	14.9%

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

	December 31,
	2025	2024
	(dollars in millions)
Common equity tier 1:
Common equity	$7,358	$6,425
Less:
Non-qualifying goodwill and intangibles	633	644
Disallowed deferred tax asset	67	4
AOCI related adjustments	(341)	(535)
Unrealized gain (loss) on changes in fair value liabilities	(4)	1
Common equity tier 1	$7,003	$6,311
Divided by: Risk-weighted assets	$63,408	$56,019
Common equity tier 1 ratio	11.0%	11.3%

Common equity tier 1	$7,003	$6,311
Plus: Preferred stock, trust preferred securities, and noncontrolling interest	669	376
Tier 1 capital	$7,672	$6,687
Divided by: Tangible average assets	$94,007	$82,691
Tier 1 leverage ratio	8.2%	8.1%

Total capital:
Tier 1 capital	$7,672	$6,687
Plus:
Subordinated debt	990	819
Adjusted allowances for credit losses	523	416
Tier 2 capital	$1,513	$1,235
Total capital	$9,185	$7,922
Divided by: Risk-weighted assets	$63,408	$56,019
Total capital ratio	14.5%	14.1%

Classified assets to tier 1 capital plus allowance:
Classified assets	$1,088	$1,009
Divided by: Tier 1 capital	7,672	6,687
Plus: Adjusted allowances for credit losses	523	416
Total Tier 1 capital plus adjusted allowances for credit losses	$8,195	$7,103
Classified assets to tier 1 capital plus allowance	13.3%	14.2%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2025			2024
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$4,844	$292.9	6.05%	$3,531	$216.4	6.13%
Loans HFI:
Commercial and industrial (1)	24,608	1,583.9	6.49	20,845	1,490.6	7.21
CRE - non-owner occupied	10,299	730.3	7.10	9,681	744.7	7.70
CRE - owner occupied	1,762	104.7	6.05	1,833	111.2	6.17
Construction and land development	4,232	351.7	8.31	4,747	440.1	9.28
Residential real estate	14,499	614.2	4.24	14,529	622.3	4.28
Consumer	31	2.1	6.70	54	3.8	7.00
Total loans HFI (2), (3), (4)	55,431	3,386.9	6.14	51,689	3,412.7	6.63
Investment securities:
Taxable	15,919	726.9	4.57	13,159	616.0	4.68
Tax-exempt	2,218	95.9	5.42	2,230	95.0	5.34
Total investment securities (2)	18,137	822.8	4.67	15,389	711.0	4.78
Cash and other	4,344	190.3	4.38	3,656	201.0	5.50
Total interest earning assets	82,756	4,692.9	5.72	74,265	4,541.1	6.17
Non-interest earning assets
Cash and due from banks	384			293
Allowance for credit losses	(418)			(357)
Bank owned life insurance	1,032			589
Other assets	4,974			4,483
Total assets	$88,728			$79,273
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$16,259	$400.7	2.46%	$16,155	$480.7	2.98%
Savings and money market accounts	22,617	705.6	3.12	17,462	610.2	3.49
Certificates of deposit	10,015	431.5	4.31	10,085	509.3	5.05
Total interest bearing deposits	48,891	1,537.8	3.15	43,702	1,600.2	3.66
Short-term borrowings	2,651	120.4	4.54	3,893	216.3	5.56
Long-term debt	2,444	137.1	5.61	830	67.7	8.16
Qualifying debt	811	32.8	4.05	896	38.0	4.25
Total interest bearing liabilities	54,797	1,828.1	3.34	49,321	1,922.2	3.90
Interest cost of funding earning assets			2.21			2.59
Non-interest bearing liabilities
Non-interest bearing deposits	24,926			22,017
Other liabilities	1,571			1,455
Equity	7,434			6,480
Total liabilities and equity	$88,728			$79,273
Net interest income and margin (5)		$2,864.8	3.51%		$2,618.9	3.58%
(1)Interest income includes a reduction for earnings credits totaling $240.9 million and $239.8 million for the years ended December 31, 2025 and 2024, respectively.
(2)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $40.0 million and $39.5 million for the year ended December 31, 2025 and 2024, respectively.
(3)Included in the yield computation are net loan fees of $102.4 million and $109.0 million for the years ended December 31, 2025 and 2024, respectively.
(4)Includes nonaccrual loans.
(5)Net interest margin is computed by dividing net interest income by total average earning assets.

	Year Ended December 31,
	2025 versus 2024
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$79.4	$(2.9)	$76.5
Loans HFI:
Commercial and industrial	242.2	(148.9)	93.3
CRE - non-owner occupied	43.8	(58.2)	(14.4)
CRE - owner occupied	(4.2)	(2.3)	(6.5)
Construction and land development	(42.8)	(45.6)	(88.4)
Residential real estate	(1.3)	(6.8)	(8.1)
Consumer	(1.6)	(0.1)	(1.7)
Total loans HFI	236.1	(261.9)	(25.8)
Securities:
Securities - taxable	126.0	(15.1)	110.9
Securities - tax-exempt	(0.5)	1.4	0.9
Total securities	125.5	(13.7)	111.8
Other	30.1	(40.8)	(10.7)
Total interest income	471.1	(319.3)	151.8

Interest expense:
Interest-bearing transaction accounts	$2.6	$(82.6)	$(80.0)
Savings and money market accounts	160.8	(65.4)	95.4
Time certificates of deposit	(3.0)	(74.8)	(77.8)
Short-term borrowings	(56.4)	(39.5)	(95.9)
Long-term debt	90.5	(21.1)	69.4
Qualifying debt	(3.4)	(1.8)	(5.2)
Total interest expense	191.1	(285.2)	(94.1)

Net change	$280.0	$(34.1)	$245.9
(1)Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2025, interest income totaled $4.7 billion, an increase of $151.8 million, or 3.3%, compared to $4.5 billion for the year ended December 31, 2024. This growth was primarily attributable to increases of $111.8 million from investment securities and $76.5 million from HFS loans, driven by higher average balances of $2.7 billion and $1.3 billion, respectively. These increases were partially offset by a $25.8 million decline in HFI loan interest income, resulting from a lower rate environment that was not fully mitigated by a $3.7 billion increase in average HFI loan balances. The average yield on interest earning assets decreased to 5.72% for the year ended December 31, 2025, compared to 6.17% for 2024, which was primarily the result of lower yields on loans.
For the year ended December 31, 2025, interest expense totaled $1.8 billion, a decrease of $94.1 million, or 4.9%, compared to $1.9 billion for the year ended December 31, 2024. Interest expense on deposits declined by $62.4 million due to reductions in the federal funds target rate in late 2025, which were not fully offset by a $5.2 billion increase in average interest-bearing deposits. Interest expense on short-term borrowings decreased by $95.9 million for the year ended December 31, 2025 compared to the same period in 2024 primarily due to a $1.2 billion reduction in the average balance, while interest expense on long-term borrowings increased by $69.4 million, reflecting a $1.6 billion increase in the average balance over the same period.
For the year ended December 31, 2025, net interest income totaled $2.9 billion, an increase of $245.9 million, or 9.4%, compared to $2.6 billion for the year ended December 31, 2024. This growth in net interest income was primarily attributable to an $8.5 billion increase in average interest earning assets, which was partially offset by a $5.5 billion increase in average interest-bearing liabilities. Net interest margin declined by 7 basis points from 2024, reflecting lower asset yields in 2025, which were partially mitigated by reduced funding costs associated with deposits and borrowings.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the years ended December 31, 2025 and 2024, the Company recorded a provision for credit losses of $224.1 million and $145.9 million, respectively. The increase in the provision for credit losses from the year ended December 31, 2024 is primarily reflective of net charge-offs of $131.1 million, loan growth of $5.0 billion, establishment of a $29.6 million reserve related to the Cantor Group V loan, and qualitative overlays.
Non-interest Income
The following table presents a summary of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2025	2024
	(in millions)
Service charges and fees	$194.3	$109.6	$84.7
Net gain on mortgage loan origination and sale activities	255.5	206.3	49.2
Net loan servicing revenue	77.8	121.5	(43.7)
Income from bank owned life insurance	46.0	27.8	18.2
Gain (loss) on sales of investment securities	29.4	17.4	12.0
Income from equity investments	18.1	38.2	(20.1)
Fair value gain (loss) adjustments, net	12.9	7.5	5.4
Other income	44.2	14.9	29.3
Total non-interest income	$678.2	$543.2	$135.0
Total non-interest income for the year ended December 31, 2025 increased by $135.0 million compared to the same period in 2024, with changes primarily attributable to service charges and fees, mortgage banking revenue, and other income. Service charges and fees increased by $84.7 million largely from higher banking and disbursements and escrow fees. Mortgage banking revenue grew by $5.5 million, comprised of an increase in net gain on mortgage loan origination and sale activities of $49.2 million, partially offset by a $43.7 million decrease in net loan servicing revenue due to higher prepayment levels. The improvement in net gain on mortgage loan origination and sale activities reflects increased loan production revenue and higher gain on sale margins. Other non-interest income increased by $29.3 million primarily as a result of rental income associated with commercial OREO properties.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2025	2024
	(in millions)
Salaries and employee benefits	$757.5	$631.1	$126.4
Deposit costs	630.5	693.2	(62.7)
Data processing	187.2	149.7	37.5
Insurance	117.5	164.8	(47.3)
Legal, professional, and directors' fees	115.9	109.4	6.5
Occupancy	70.6	73.1	(2.5)
Loan servicing expenses	69.2	68.1	1.1
Business development and marketing	28.7	32.7	(4.0)
Loan acquisition and origination expenses	26.2	21.5	4.7
Other expense	108.4	81.4	27.0
Total non-interest expense	$2,111.7	$2,025.0	$86.7
Total non-interest expense for the year ended December 31, 2025 increased by $86.7 million compared to the same period in 2024, primarily due to higher salaries and employee benefits, data processing, and other expense. Salaries and employee benefits rose by $126.4 million, reflecting both an increase in average salary and headcount as well as a higher performance-based bonus accrual. Data processing costs increased $37.5 million mainly driven by higher software licensing fees and related depreciation. Other expense increased by $27.0 million, which was largely attributable to costs associated with operating OREO properties. These increases were partially offset by a $62.7 million reduction in deposit costs resulting from lower ECR rates and a $47.3 million decrease to insurance costs due to reduced brokered deposit levels and a lower FDIC special assessment loss estimate.
Income Taxes
The Company's effective tax rates for the years ended December 31, 2025 and 2024 were 17.9% and 20.5%, respectively. The decrease in the effective tax rate for the year ended December 31, 2025 compared to the same period in 2024 was primarily attributable to higher investment tax credit benefits and a reduction in nondeductible insurance premium expenses.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2025:	(in millions)
Loans HFI, net of deferred fees and costs	$58,677	$34,784	$23,893	$—
Deposits	77,159	30,806	40,466	5,887

At December 31, 2024:
Loans HFI, net of deferred fees and costs	$53,676	$31,544	$22,132	$—
Deposits	66,341	25,487	33,767	7,087

Year Ended December 31, 2025:
Income (loss) before provision for income taxes	$1,207.2	$620.2	$802.5	$(215.5)

Year Ended December 31, 2024
Income before provision for income taxes	$991.2	$530.6	$457.2	$3.4
BALANCE SHEET ANALYSIS
Total assets increased to $92.8 billion at December 31, 2025, an increase of $11.8 billion, or 14.6%, from $80.9 billion at December 31, 2024. This growth was primarily driven by higher deposit levels, which supported loan growth of $5.0 billion and contributed to a $5.3 billion increase in investment securities, reflecting the Company's strategic focus on expanding its holdings of high quality liquid assets. Loans HFI grew by $5.0 billion, or 9.3%, to $58.7 billion as of December 31, 2025, compared to $53.7 billion as of December 31, 2024. By loan type, commercial and industrial, commercial real estate, and residential loans increased $4.8 billion, $330 million, and $326 million, respectively, from December 31, 2024, partially offset by a $424 million decrease in construction and land development loans during the same period. In addition, loans HFS rose by $1.2 billion to $3.5 billion at December 31, 2025, primarily attributable to an increase in government-insured or guaranteed and agency-conforming loans.
Total liabilities increased $10.6 billion, or 14.3%, to $84.8 billion at December 31, 2025, compared to $74.2 billion at December 31, 2024. The increase was largely attributable to higher deposit levels, which increased $10.8 billion, or 16.3%, to $77.2 billion at December 31, 2025. Deposit growth from December 31, 2024 was driven by increases in non-interest bearing demand deposits of $5.5 billion, savings and money market accounts of $3.4 billion, and interest-bearing demand deposits of $2.5 billion, partially offset by a decrease of $605 million in certificates of deposit. Other borrowings decreased by $333 million due to a reduction in long-term FHLB borrowings, though this was partially offset by an increase in short-term FHLB borrowings.
Total equity increased by $1.2 billion, or 18.5%, to $7.9 billion at December 31, 2025, compared to $6.7 billion at December 31, 2024. The increase in total equity was primarily driven by net income and the issuance of preferred shares through the Company's REIT, which generated net proceeds of $293 million. These increases were partially offset by dividends paid.

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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	December 31,		Increase (Decrease)
	2025	2024
	(in millions)
Debt securities
Residential MBS issued by GSEs and GNMA	$7,230	$5,831	$1,399
U.S. Treasury securities	5,970	4,383	1,587
CLO	2,747	570	2,177
Tax-exempt	2,221	2,195	26
Private label residential MBS	1,204	1,123	81
Commercial MBS issued by GSEs and GNMA	635	437	198
Corporate debt securities	297	386	(89)
Other	68	69	(1)
Total debt securities	$20,372	$14,994	$5,378

Equity securities
Preferred stock	$52	$91	$(39)
CRA investments	27	26	1
Total equity securities	$79	$117	$(38)
The carrying value of debt securities increased $5.4 billion, or 35.9%, from December 31, 2024. The increase in investment securities is largely attributable to purchases of CLOs, U.S. treasury securities, and Residential MBS issued by GSEs and GNMA, made to capitalize on higher yields from investment grade securities, while also maintaining a balanced portfolio of high quality liquid assets.

The weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment. For purposes of calculating the weighted average yield, AFS securities are carried at amortized cost in the table below and tax-exempt obligations have not been tax-effected. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2025 are summarized in the table below:

	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in millions)
Held-to-maturity
Tax-exempt bonds	$2	5.69%	$24	6.57%	$177	4.84%	$1,216	4.60%	$1,419	4.67%
Private label residential MBS (1)	—	—	—	—	—	—	165	2.21	165	2.21
Total HTM securities	$2	5.69%	$24	6.57%	$177	4.84%	$1,381	4.31%	$1,584	4.41%

Available-for-sale
Residential MBS issued by GSEs and GNMA (1)	$—	—%	$—	—%	$4	2.80%	$7,485	4.39%	$7,489	4.38%
U.S. Treasury securities	1,346	3.91	1,634	3.77	—	—	3,006	4.76	5,986	4.30
Private label residential MBS (1)	—	—	6	4.74	9	4.90	1,170	2.77	1,185	2.79
Tax-exempt	—	—	6	2.78	1	2.89	872	2.86	879	2.86
CLO	—	—	—	—	479	5.92	2,264	5.13	2,743	5.27
Commercial MBS issued by GSEs and GNMA (1)	—	—	353	4.47	182	4.61	103	3.83	638	4.41
Corporate debt securities	103	4.26	71	5.10	129	3.44	5	3.70	308	4.10
Other	5	3.07	4	1.86	2	3.72	64	4.91	75	4.60
Total AFS securities	$1,454	3.93%	$2,074	3.93%	$806	5.19%	$14,969	4.36%	$19,303	4.31%
(1)MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The average duration, which is a measure of the interest rate sensitivity of the Company's debt securities portfolio, is 5.1 years as of December 31, 2025.
The Company does not hold any subprime MBS in its investment portfolio. Approximately 86% of its MBS are GSE or GNMA issued. The MBS that are not GSE issued consist primarily of investment grade securities, including $1.0 billion rated AAA and $26 million rated AA.
Gross unrealized losses on the Company's AFS securities at December 31, 2025 relate primarily to changes in interest rates and other market conditions not considered to be credit-related issues. The Company has reviewed its securities on which there is an unrealized loss in accordance with its ACL policy described in "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K. Based on the analysis performed, management determined no ACL on the Company's AFS securities was required at December 31, 2025.
The credit loss model applicable to HTM securities requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. For the year ended December 31, 2025, the Company recognized a release of provision for credit losses on HTM securities of $3.5 million, compared to provision expense of $8.6 million for the same period in 2024, resulting in a total allowance of $12.9 million and $16.4 million as of December 31, 2025 and 2024, respectively.
Loans HFS
The Company purchases and originates residential mortgage loans that are held for sale or securitization primarily through its AmeriHome mortgage banking business channel. At December 31, 2025, the loans HFS balance totaled $3.5 billion, compared to $2.3 billion at December 31, 2024. The increase in loans HFS from December 31, 2024 relates primarily to government-insured or guaranteed and agency-conforming loans.

Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	December 31,		Increase (Decrease)
	2025	2024
	(in millions)
Mortgage finance	$7,271	$6,151	$1,120
Municipal & nonprofit	1,648	1,620	28
Tech & innovation	4,128	3,383	745
Equity fund resources	1,233	884	349
Other commercial and industrial	13,789	11,231	2,558
CRE - owner occupied	1,533	1,675	(142)
Hotel franchise finance	4,185	3,815	370
Other CRE - non-owner occupied	6,455	6,342	113
Residential	13,403	12,961	442
Residential - EBO	828	972	(144)
Construction and land development	4,043	4,468	(425)
Other	161	174	(13)
Total loans HFI	58,677	53,676	5,001
Allowance for credit losses	(461)	(374)	(87)
Total loans HFI, net of allowance	$58,216	$53,302	$4,914

Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $120 million and $106 million reduced the carrying value of loans as of December 31, 2025 and 2024, respectively. Net unamortized purchase premiums on acquired and purchased loans of $186 million and $175 million increased the carrying value of loans as of December 31, 2025 and 2024, respectively.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2025 that were contractually due in under one year, one through five years, after five through 15 years, and more than 15 years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due Under 1 Year	Due 1 - 5 Years	Due 5 - 15 Years	Due Over 15 Years	Total
	(in millions)
Mortgage finance
Variable rate	$4,191	$2,758	$—	$—	$6,949
Fixed rate	—	322	—	—	322
Municipal & nonprofit
Variable rate	65	54	305	13	437
Fixed rate	88	143	713	267	1,211
Tech & innovation
Variable rate	608	3,391	—	—	3,999
Fixed rate	55	62	12	—	129
Equity fund resources
Variable rate	842	334	6	—	1,182
Fixed rate	43	8	—	—	51
Other commercial and industrial
Variable rate	2,695	7,811	2,097	49	12,652
Fixed rate	146	676	315	—	1,137
CRE - owner occupied
Variable rate	176	299	375	64	914
Fixed rate	48	308	223	40	619
Hotel franchise finance
Variable rate	610	3,096	—	—	3,706
Fixed rate	291	188	—	—	479
Other CRE - non-owner occupied
Variable rate	2,272	2,508	438	21	5,239
Fixed rate	492	604	120	—	1,216
Residential
Variable rate	3	10	—	955	968
Fixed rate	12	8	35	12,380	12,435
Residential - EBO
Variable rate	—	—	—	—	—
Fixed rate	—	—	1	827	828
Construction and land development
Variable rate	938	3,002	31	7	3,978
Fixed rate	1	59	4	1	65
Other
Variable rate	98	35	10	4	147
Fixed rate	4	10	—	—	14
Total	$13,678	$25,686	$4,685	$14,628	$58,677
At December 31, 2025, total loans consisted of 68.5% with variable rates and 31.5% with fixed rates, compared to 64.4% with variable rates and 35.6% with fixed rates at December 31, 2024. As of December 31, 2025, approximately $30.5 billion, or 75.8%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 5.0%. At December 31, 2024, approximately $25.0 billion, or 72.5%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 5.1%.

Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of December 31, 2025 and 2024, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 48% and 43% of the Company's HFI loan portfolio as of December 31, 2025 and 2024, respectively. A subset of commercial and industrial loans consist of loans to NDFIs, which, as defined by regulatory guidance, are entities that provide services similar to traditional banks but do not accept deposits from the general public and are not regulated by Federal banking agencies.
The following table presents the balance of loans to NDFIs:

	December 31, 2025
	Amount	Percent of Loans to NDFIs	Percent of Total HFI Loans
	(dollars in millions)
Mortgage credit intermediaries	$10,101	68.8%	17.2%
Business credit intermediaries	3,340	22.8	5.7%
Private equity funds	1,231	8.4	2.1%
Total loans to NDFIs	$14,672	100.0%	25.0%
In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 27% and 30% of total loans at December 31, 2025 and 2024, respectively. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	December 31, 2025
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,546	44.0%	7.7%	52.0%
Office	2,142	20.7	3.6	60.1
Retail	758	7.3	1.3	51.8
Multifamily	748	7.2	1.3	55.9
Industrial	451	4.4	0.8	46.3
Time share	390	3.8	0.7	48.1
Data Center	253	2.4	0.4	35.8
Medical	135	1.3	0.2	60.8
Senior care	107	1.0	0.2	42.6
Storage	89	0.9	0.2	34.5
Other	721	7.0	1.2	53.1
Total CRE - non-owner occupied	$10,340	100.0%	17.6%	53.0%

	December 31, 2024
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,167	42.3%	7.8%	46.7%
Office	2,337	23.7	4.4	69.0
Retail	783	7.9	1.4	55.7
Multifamily	632	6.4	1.2	40.7
Industrial	580	5.9	1.1	38.9
Time share	467	4.7	0.9	33.6
Medical	145	1.5	0.3	61.5
Senior care	142	1.4	0.2	41.2
Other	615	6.2	1.1	50.2
Total CRE - non-owner occupied	$9,868	100.0%	18.4%	51.6%
(1)    The weighted average LTVs in the above table are based on the most recent available information, if current appraisals are not available.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of December 31, 2025:

	Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
CRE - non-owner occupied	$1,303	$897	$1,145	$3,489	$1,336	$2,170	$10,340
The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of December 31, 2025:

(in millions)
2026	3,553
2027	2,616
2028	1,644
2029	890
Thereafter	1,637
Total	$10,340
Approximately $2.1 billion, or 3.6%, of total loans HFI consisted of CRE non-owner occupied office loans as of December 31, 2025, compared to $2.3 billion, or 4.4%, as of December 31, 2024. Of the non-owner occupied office loan balance as of December 31, 2025, $1.1 billion is scheduled to mature in 2026. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling less than 1% and 10% of office loans as of December 31, 2025, respectively.
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
As of December 31, 2025 and 2024, 14% and 16% of the Company's CRE loans, excluding construction and land loans, were owner occupied, respectively, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.

Non-performing Assets
Total non-performing loans increased by $76 million at December 31, 2025 to $680 million from $604 million at December 31, 2024.

	December 31,
	2025	2024
	(dollars in millions)
Total nonaccrual loans (1)	$500	$476
Loans past due 90 days or more on accrual status (2)	66	—
Accruing restructured loans	$114	128
Total nonperforming loans	680	604
Other assets acquired through foreclosure, net	$137	$52
Nonaccrual loans to funded loans HFI	0.85%	0.89%
Loans past due 90 days or more on accrual status to funded loans HFI (2)	0.11	—
(1)Includes loan modifications to borrowers experiencing financial difficulty of $89 million and $169 million at December 31, 2025 and 2024, respectively.
(2)Excludes government guaranteed residential mortgage loans of $290 million and $326 million at December 31, 2025 and 2024, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $36.2 million, $24.5 million, and $12.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	December 31, 2025
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$4	0.8%	0.01%
Tech & innovation	20	4.0	0.03
Equity fund resources	1	0.2	0.00
Other commercial and industrial	120	24.0	0.20
CRE - owner occupied	3	0.6	0.01
Other CRE - non-owner occupied	228	45.6	0.38
Residential	12	2.4	0.02
Construction and land development	109	21.8	0.19
Other	3	0.6	0.01
Total nonaccrual loans	$500	100.0%	0.85%

	December 31, 2024
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$5	1.0%	0.01%
Tech & innovation	60	12.6	0.11
Equity fund resources	1	0.2	0.00
Other commercial and industrial	17	3.6	0.03
CRE - owner occupied	5	1.0	0.01
Other CRE - non-owner occupied	243	51.1	0.45
Residential	88	18.5	0.17
Construction and land development	56	11.8	0.11
Other	1	0.2	0.00
Total nonaccrual loans	$476	100.0%	0.89%

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at December 31, 2025
	Payment Delay and Term Extension	Payment Delay and Interest Rate Reduction	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$—	$—	$—	$—	$18	$18	0.4%
Other commercial and industrial	—	—	2	—	60	62	0.4
Hotel franchise finance	—	40	—		—	40	1.0
Other CRE - non-owner occupied	—	—	—	—	51	51	0.8
Construction and land development	—	—	—	—	32	32	0.8
Total	$—	$40	$2	$—	$161	$203	0.3%

	Amortized Cost Basis at December 31, 2024
	Payment Delay and Term Extension	Payment Delay and Interest Rate Reduction	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$—	$—	$5	$1	$41	$47	1.4%
Other commercial and industrial	—	—	7	—	86	93	1.0
Other CRE - non-owner occupied	—	—	46	—	111	157	2.5
Total	$—	$—	$58	$1	$238	$297	0.6%

	Amortized Cost Basis at December 31, 2023
	Payment Delay and Term Extension	Payment Delay and Interest Rate Reduction	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$1	$—	$6	$—	$8	$15	0.5%
Other commercial and industrial	—	—	23	—	8	31	0.4
CRE - owner occupied	—	—	3	—	—	3	0.2
Hotel franchise finance	—	—	37	—	—	37	1.0
Other CRE - non-owner occupied	—	—	119	—	—	119	2.0
Residential	—	—	—	—	1	1	0.0
Total	$1	$—	$188	$—	$17	$206	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of December 31, 2025, 2024, and 2023 modified loans of $114 million, $128 million, and $95 million, respectively, were current with contractual payments and $89 million, $169 million, and $111 million, respectively, were on nonaccrual status.

In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the years ended December 31, 2025, 2024, and 2023, the Company completed modifications of EBO loans with an amortized cost of $532 million, $366 million, and $225 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.
Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	December 31, 2025			December 31, 2024
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Mortgage finance	$5.5	1.2%	12.4%	$4.8	1.3%	11.5%
Municipal & nonprofit	13.0	2.8	2.8	14.7	3.9	3.0
Tech & innovation	44.8	9.7	7.0	55.9	15.0	6.3
Equity fund resources	2.6	0.6	2.1	1.6	0.4	1.7
Other commercial and industrial	184.7	40.2	23.6	79.4	21.2	20.9
CRE - owner occupied	3.4	0.7	2.6	3.4	0.9	3.1
Hotel franchise finance	37.7	8.2	7.1	35.3	9.4	7.1
Other CRE - non-owner occupied	110.4	24.0	11.0	134.4	36.0	11.8
Residential	23.7	5.1	22.8	19.7	5.3	24.1
Residential - EBO	—	—	1.4	—	—	1.8
Construction and land development	32.3	7.0	6.9	21.3	5.7	8.4
Other	2.5	0.5	0.3	3.3	0.9	0.3
Total	$460.6	100.0%	100.0%	$373.8	100.0%	100.0%
During the years ended December 31, 2025 and 2024, net loan charge-offs to average loans outstanding were 0.24% and 0.18%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $49.6 million and $39.5 million at December 31, 2025 and 2024, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following tables present information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, that are still performing and are not individually evaluated for credit losses:

	December 31, 2025
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	1	$3	0.4%	0.00%
Other commercial and industrial	121	448	56.4	0.76
CRE - owner occupied	21	35	4.4	0.06
Hotel franchise finance	1	45	5.7	0.08
Other CRE - non-owner occupied	10	192	24.2	0.33
Residential	79	47	5.9	0.08
Construction and land development	2	20	2.5	0.03
Other	36	4	0.5	0.01
Total	271	$794	100.0%	1.35%

	December 31, 2024
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	2	$18	3.7%	0.03%
Other commercial and industrial	89	121	24.8	0.23
CRE - owner occupied	9	7	1.4	0.01
Hotel franchise finance	8	112	22.9	0.21
Other CRE - non-owner occupied	9	136	27.8	0.25
Residential	169	92	18.8	0.17
Other	33	3	0.6	0.01
Total	319	$489	100.0%	0.91%
The increase in the problem loan balance from December 31, 2024 was primarily attributable to a change in the methodology used to identify loans individually evaluated for credit losses.
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.5 billion and $1.1 billion as of December 31, 2025 and 2024, respectively.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	December 31,
	2025	2024
	(in millions)
FNMA and FHLMC	$47,881	$42,908
GNMA	25,017	14,980
Non-agency	4,642	3,201
Total unpaid principal balance of loans	$77,540	$61,089

Other Assets Acquired through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. At December 31, 2025 and 2024, these assets totaled $137 million and $52 million, respectively, net of a valuation allowance of $8 million and $5 million, as of each respective date. The Company held 15 properties at December 31, 2025 compared to five at December 31, 2024. The increase from December 31, 2024 was largely attributable to the acquisition of five CRE office properties during the year ended December 31, 2025 as the Company advanced nonperforming loans through its standard credit resolution process, with the goal of stabilizing leasing and occupancy, improving rental rates, and funding improvements from the net operating income generated by these properties. This overall increase was partially offset by the sale of one CRE office property and the transfer of another office property to Premises and equipment following a change in management intent during the year ended December 31, 2025.
Refer to "Recent Developments" in Part II, Item 7 of this Form 10-K for additional discussion of other assets acquired through foreclosure.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $649 million and $659 million as of December 31, 2025 and 2024, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the years ended December 31, 2025 and 2024, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. During the year ended December 31, 2023, due to the industry disruption from the bank failures in early 2023, the Company performed an interim Step 0 goodwill impairment assessment as of each interim quarter end date, and it was determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values.
For the Company's annual goodwill impairment test as of October 1, 2025, the Company performed a qualitative goodwill assessment for all reporting units. For the Company's annual goodwill impairment test as of October 1, 2024 and 2023, the Company elected to perform a Step 1 goodwill impairment test. Based on the analyses performed, the Company determined the fair value of the Company and its reporting units exceeded their respective carrying values and therefore, no goodwill impairment was recorded during the years ended December 31, 2025, 2024, and 2023.
The following is a summary of acquired intangible assets:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$14	$—	$14	$13	$1
Correspondent customer relationships	76	18	58	76	14	62
Customer relationships	18	11	7	18	9	9
Developed technology	4	3	1	4	2	2
Operating licenses	56	7	49	56	6	50
Trade names	10	3	7	10	2	8
Total intangible assets subject to amortization	$178	$56	$122	$178	$46	$132
Deferred Tax Assets
As of December 31, 2025, the net DTA balance totaled $349 million, an increase of $68 million from $281 million as of December 31, 2024. This overall increase in the net DTA was primarily the result of increases in credit carryovers, the allowance for credit losses, and accrued bonuses that were not fully offset by the increases in the fair market value of AFS securities and the MSR DTL.
The Company had no deferred tax valuation allowance as of December 31, 2025 and 2024.

Bank Owned Life Insurance
The carrying value of BOLI totaled $1.1 billion as of December 31, 2025, an increase of $46 million, from December 31, 2024. BOLI is used as a tax efficient method to help offset employee benefit costs.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $77.2 billion at December 31, 2025 from $66.3 billion at December 31, 2024, an increase of $10.8 billion, or 16.3%. By deposit type, the increase in deposits is attributable to increases of $5.5 billion in non-interest bearing deposits, $3.4 billion in savings and money market accounts, and $2.5 billion interest-bearing demand deposits, partially offset by a decrease of $605 million in certificates of deposit.
WAB is a participant in reciprocal deposit networks, such as the IntraFi Network, a network that offers deposit placement services including CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2025, the Company had $14.4 billion of reciprocal deposits, compared to $14.0 billion at December 31, 2024. At December 31, 2025 and 2024, the Company also had wholesale brokered deposits of $5.4 billion and $6.9 billion, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2025		2024		2023
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$16,259	2.46%	$16,155	2.98%	$12,422	2.83%
Savings and money market accounts	22,617	3.12	17,462	3.49	14,903	2.87
Certificates of deposit	10,015	4.31	10,085	5.05	7,945	4.56
Total interest bearing deposits	48,891	3.15	43,702	3.66	35,270	3.24
Non-interest bearing deposits	24,926	—	22,017	—	18,293	—
Total deposits	$73,817	2.08%	$65,719	2.43%	$53,563	2.13%
At December 31, 2025 and 2024, the Company had total uninsured deposits of $22.9 billion and $17.6 billion, respectively. Total U.S. time deposits in excess of the FDIC insurance limit were $1.8 billion and $1.2 billion at December 31, 2025 and 2024, respectively.
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
The table below discloses the remaining maturity for estimated uninsured time deposits as of December 31, 2025:

(in millions)
3 months or less	$797
3 to 6 months	880
6 to 12 months	633
Over 12 months	21
Total	$2,331

In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $25.1 billion and $20.7 billion at December 31, 2025 and 2024, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Year Ended December 31,
	2025	2024	2023
Income statement line item	(in millions)
Interest income (1)	$240.9	$239.8	$146.8
Service charges and fees (1)	21.2	26.1	24.7
Deposit costs (2)	606.8	668.7	422.5
Total earnings credit and referral costs	$868.9	$934.6	$594.0
(1)    Earnings credits recorded as a reduction to Interest income and Service charges and fees.
(2)    Deposit costs also included $23.7 million, $24.5 million, and $14.2 million in other deposit related costs for the years ended December 31, 2025, 2024, and 2023, respectively, primarily associated with reciprocal deposits.
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities or loans sold under agreements to repurchase, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings increased $697 million to $3.8 billion at December 31, 2025, from $3.2 billion at December 31, 2024, driven primarily by an increase in short-term FHLB advances.
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. Total long-term borrowings decreased $1.0 billion to $1.4 billion at December 31, 2025, from $2.4 billion at December 31, 2024, driven primarily by a decrease in long-term FHLB advances.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2025, the carrying value of qualifying debt increased $177 million to $1.1 billion from $899 million at December 31, 2024, driven primarily by the issuance of $400 million of subordinated debt during the year ended December 31, 2025, partially offset by redemption of $225 million of subordinated debt.
Equity
Total equity of $7.9 billion at December 31, 2025 increased $1.2 billion, or 18.5%, from December 31, 2024. This change was primarily attributable to net income, the issuance of preferred stock from the Company's REIT subsidiary, and unrealized fair value gains on AFS securities, recorded net of tax in OCI. Proceeds from the REIT preferred stock issuance totaled $293 million, net of issuance costs, and was recognized as a noncontrolling interest in subsidiary. These increases were partially offset by quarterly dividends to common and preferred stockholders as well as REIT preferred stockholders and share repurchases.
During the year ended December 31, 2025, the Company's BOD approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $300 million of its outstanding common stock through open market purchases, privately negotiated transactions, or other means. The program reflects the Company's commitment to returning capital to shareholders, while maintaining flexibility to invest in strategic growth initiatives. The Company repurchased 0.8 million shares of its common stock for a total payment of $68.1 million, at an average price of $80.82 per share, during the year ended December 31, 2025. As of December 31, 2025, the Company had approximately $232 million remaining under its repurchase authorization.

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
As of December 31, 2025 and 2024, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2025
WAL	$9,185	$7,672	$63,408	$94,007	14.5%	12.1%	8.2%	11.0%
WAB	8,667	7,750	63,395	93,891	13.7	12.2	8.3	11.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2024
WAL	$7,922	$6,687	$56,019	$82,691	14.1%	11.9%	8.1%	11.3%
WAB	7,444	6,803	55,983	82,562	13.3	12.2	8.2	12.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes it is in compliance with these requirements as of December 31, 2025.

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
Allowance for credit losses
The ACL guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date, including off-balance sheet credit exposures, based on historical experience, current conditions, and reasonable and supportable forecasts. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense in those future periods. The allowance level is influenced by loan volumes and mix, average remaining maturities, loan performance metrics, asset quality characteristics, delinquency status, historical credit loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2025, the allowance level was most impacted by the level of net charge-offs, which resulted in recognition of a provision for credit losses of $224.1 million. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See "Note 1. Summary of Significant Accounting Policies" in Item 8 of this Form 10-K for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
The Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and uncommitted funds under warehouse borrowing repurchase agreements. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2025 are presented in the following table:

(in millions)
FHLB:
Borrowing capacity	$15,271
Outstanding borrowings	4,800
Letters of credit	1,638
Total available credit	$8,833

FRB:
Borrowing capacity	$17,778
Outstanding borrowings	—
Total available credit	$17,778

Warehouse borrowings:
Borrowing capacity	$2,050
Outstanding borrowings	—
Total available credit	$2,050
In addition to the funding sources above, the Company may utilize securities repurchase agreements and unsecured federal funds lines to meet its liquidity requirements. There were no outstanding borrowings on the Company's unsecured federal funds lines of credit as of December 31, 2025.
The Company also plans for potential funding needs related to operating expenses, which in some cases involve contracts that contain penalties for early termination. Further, the Company has entered into certain letters of credit or other commitments to extend credit to customers of the Bank.
The following table sets forth the Company's significant contractual obligations as of December 31, 2025:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Time deposit maturities	$9,804	$9,183	$616	$5	$—
Qualifying debt	1,082	—	—	—	1,082
Other borrowings	5,255	3,875	1,050	46	284
Operating lease obligations	177	32	63	58	24
Total	$16,318	$13,090	$1,729	$109	$1,390

Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2025 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$15,420	$2,953	$6,776	$2,487	$3,204
Credit card commitments and financial guarantees	813	813	—	—	—
Letters of credit	598	218	296	26	58
Total	$16,831	$3,984	$7,072	$2,513	$3,262
The following table sets forth certain information regarding short-term borrowings:

	December 31,
	2025	2024	2023
	(dollars in millions)
Repurchase Agreements:
Maximum month-end balance	$974	$205	$2,614
Balance at end of year	—	14	6
Average balance	224	15	1,076
Federal Funds Purchased
Maximum month-end balance	—	210	745
Balance at end of year	—	—	175
Average balance	1	17	127
FHLB Advances:
Maximum month-end balance	4,600	6,300	11,000
Balance at end of year	3,800	3,100	6,200
Average balance	2,126	3,375	3,732
FRB Advances:
Maximum month-end balance	—	—	1,300
Balance at end of year	—	—	—
Average balance	—	—	1,962
Warehouse borrowings:
Maximum month-end balance	86	416	2,101
Balance at end of year	—	—	376
Average balance	225	372	855
Total Short-Term Borrowed Funds	$3,800	$3,114	$6,757
Weighted average interest rate at end of year	4.02%	4.75%	5.72%
Weighted average interest rate during year	4.46	5.60	5.58
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
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At December 31, 2025, the Company held $19.8 billion in liquid assets, comprised of $1.6 billion in cash on deposit at the FRB and $18.2 billion in liquid securities not currently used as collateral for borrowings or other purposes.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2025, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows used in operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For each of the years ended December 31, 2025 and 2024, net cash used in operating activities totaled $2.7 billion, and for the year ended December 31, 2023 totaled $328.6 million. The net cash used in operating activities primarily relates to AmeriHome mortgage activity.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has been primarily influenced by its loan and securities activities. During the years ended December 31, 2025 and 2024, the Company's cash balance decreased by $5.2 billion and $3.8 billion, respectively, from a net increase in loans. A net increase in investment securities of $5.0 billion, $2.0 billion, and $3.7 billion for the years ended December 31, 2025, 2024, and 2023, respectively, reduced the Company's cash balances.
Net cash provided by financing activities has been impacted significantly by deposit levels. During the years ended December 31, 2025, 2024, and 2023, net deposits increased $10.8 billion, $11.0 billion, and $1.7 billion, respectively. The increase during the year ended December 31, 2025 was primarily driven by increases in non-interest bearing, savings and money market, and interest bearing demand deposits.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50 million and $285 million, respectively, through one participating financial institution or, a combined total of $335 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2025, the Company had $1.9 billion of CDARS and $10.9 billion of ICS deposits.
As of December 31, 2025, the Company had $5.4 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2025, WAB and CSI paid dividends to the Parent totaling $400.0 million. Subsequent to December 31, 2025, WAB paid dividends to the Parent of $150.0 million.

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
Set forth below is a summary of the significant laws and regulations applicable to WAL and its subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress and state legislatures and federal and state regulatory agencies, which may also impact the supervision, examination and enforcement priorities of the federal banking agencies. A change in any of the statutes, regulations, or regulatory policies applicable to WAL and its subsidiaries, in the manner such statutes, regulations, or regulatory policies are interpreted by regulatory agencies or courts, or in the supervisory environment generally, could have a material effect on the results of the Company.
Overview
WAL is a separate and distinct legal entity from WAB and its other subsidiaries. As a registered bank holding company, WAL is subject to inspection, examination, and supervision by the FRB, and is regulated under the BHCA. WAL is also under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. The Company’s common stock is listed on the NYSE under the trading symbol “WAL” and the Company is subject to the rules of the NYSE for listed companies. The Company is a financial institution holding company within the meaning of Arizona law. WAL provides a full spectrum of customized loan, deposit, and treasury management capabilities, including funds transfer and other digital payment offerings through WAB, its wholly-owned banking subsidiary. Effective as of October 4, 2025, the Company completed its brand unity initiative, consolidating its legacy division bank brands: ABA, BON, FIB, Bridge, and TPB, under a single unified name, Western Alliance Bank. The Company also serves business customers through a national platform of specialized financial services, including mortgage banking services through AmeriHome and digital payment services for the class action legal industry.
WAB is subject to the supervision of, and to regular examination by, the Arizona Department of Insurance and Financial Institutions, the FRB as its primary federal regulator, and the FDIC as its deposit insurer. WAB's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.
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
The CFPB as well as the FTC have rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, and their rulemaking and regulatory agendas relating to the residential mortgage industry continue to evolve. In particular, as part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties.
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
Mergers and Acquisitions
The BHCA, the Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHCA requires prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. In April 2020, the FRB adopted a final rule codifying the presumptions used in determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA, and providing greater transparency on the types of relationships the FRB generally views as supporting a determination of control. Under the Change in Bank Control

Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.
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
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations. Bank holding companies with less than $100 billion in assets are exempt from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, the resolution planning and enhanced liquidity and risk management requirements therein). Notwithstanding these changes, the capital planning and risk management practices of WAL and WAB will continue to be reviewed through the regular supervisory processes of the FRB. Further, in connection with the FRB’s rules implementing the enhanced prudential standards required by Dodd-Frank, the Company has established a risk committee of the BOD to manage enterprise-wide risk and has retained its separate risk committee of independent directors. The transition to heightened supervision under enhanced prudential standards upon crossing $100 billion in assets is a significant regulatory hurdle and involves additional liquidity risk management requirements, more onerous internal liquidity stress testing and liquidity buffer requirements, supervisory stress testing, the stress capital buffer, additional capital planning requirements, additional reporting to the FRB and more comprehensive resolution planning.
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
The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule, including by eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. In June 2020, the FRB and other regulatory agencies issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns the Volcker Rule was intended to address. The Company believes it is fully compliant with the Volcker Rule, including as modified by the EGRRCPA rule.
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

From time to time, the Company may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends under certain circumstances. Holding company expenses and obligations with respect to its outstanding preferred stock, trust preferred securities and subordinated debt may also limit or impair the Company’s ability to declare and pay dividends.
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

The Capital Rules also include a capital conservation buffer which is designed to absorb losses during periods of economic stress. Banking institutions are required to maintain a 2.5% capital conservation buffer in addition to each of the minimum risk-based capital ratios to avoid constraints on dividends, equity repurchases, and discretionary bonus payments. To calculate the capital conservation buffer, each minimum capital ratio is subtracted from the corresponding current quarter capital ratio and the lowest of these three measures represents the capital conservation buffer. As of December 31, 2025, the Company’s capital ratios exceeded the 2.5% minimum capital conservation buffer and therefore the Company is not subject to any limitations.
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
For purposes of prompt corrective action, the capital thresholds are as follows:

	Well-Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized	Critically Undercapitalized
	greater than or equal to		less than		less than or equal to
Total Capital Ratio	10.0%	8.0%	8.0%	6.0%	N/A
Tier 1 Capital Ratio	8.0	6.0	6.0	4.0	N/A
Tier 1 Leverage Ratio	5.0	4.0	4.0	3.0	N/A
Common Equity Tier 1	6.5	4.5	4.5	3.0	N/A
Tangible Equity to Total Assets Ratio	N/A	N/A	N/A	N/A	2.0%
Bank holding companies and insured banks may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include: (i) the issuance of directives to increase capital; (ii) the issuance of formal and informal agreements; (iii) the imposition of civil monetary penalties; (iv) the issuance of a cease and desist order that can be judicially enforced; (v) the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; (vi) the termination of the bank’s deposit insurance; (vii) the appointment of a conservator or receiver for the bank; and (viii) the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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
Consumer Protection and CFPB Supervision
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial protection laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may impact the CFPB, including its rules and proposals, strategies, priorities or approaches to regulation and enforcement. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition, or operations.
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
To recover the loss to the DIF arising from the bank failures that occurred early in 2023, the FDIC approved an annual special assessment. The FDIC began collecting the special assessment for the first quarterly assessment period of 2024 (i.e., January 1, 2024 through March 31, 2024), with a payment date of June 28, 2024. Throughout the initial eight-quarter collection period, the special assessment was collected at a quarterly rate of 3.36 basis points, multiplied by an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of estimated uninsured deposits. In December 2025, the FDIC approved an interim final rule reducing the rate at which the special assessment will be collected in the eighth collection quarter to 2.97 basis points. In connection with the special assessment, the Company recognized a recovery of $9.3 million during the year ended December 31, 2025.
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
The federal bank also adopted rules to improve the sharing of information about cyber incidents that may affect the U.S. banking system. A banking organization must notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, a bank service provider must notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.
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
Federal Home Loan Bank of San Francisco
WAB is a member of the FHLB of San Francisco, which is one of 11 regional FHLBs that provide funding to their members to support residential lending, as well as affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to its members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, WAB must purchase and maintain stock in the FHLB of San Francisco. At December 31, 2025, WAB’s total investment in FHLB stock was $151 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, including the Company and WAB, that encourage inappropriate risks by providing an executive officer, employee, director, or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC proposed such regulations in 2016, but the regulations have not yet been finalized. In mid-2024, the OCC, FDIC, Federal Housing Finance Agency and National Credit Union Administration re-proposed the regulatory text of the 2016 proposed rule and requested comment on specific alternatives, given the passage of time since the 2016 proposed rule was issued, as well as additional supervisory experience, changes in industry practice and other developments. The SEC and FRB did not join in this re-proposal. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
Preventing Suspicious Activity
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions are also required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. In July 2024, the FRB, FDIC, OCC and

National Credit Union Administration proposed updates to their requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering and countering the financing of terrorism programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate the U.S. Department of Treasury’s Financial Crimes Enforcement Network, or FinCEN’s, published national AML/CFT priorities. The proposed amendment would also mandate that the duty to establish, maintain and enforce the AML/CFT program remain the responsibility of, and be performed by, persons in the United States who are accessible to, and subject to the oversight and supervision by, the relevant agency. The Company has a Bank Secrecy Act and USA PATRIOT Act BOD-approved compliance program and engages in relatively few transactions with foreign financial institutions or foreign persons. These proposed amendments have not been finalized.
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
Future Legislative Initiatives
Federal and state legislatures may introduce legislation that will impact the financial services industry. In addition, federal banking agencies may introduce regulatory initiatives that are likely to impact the financial services industry, generally. However, it is not clear whether such changes will be enacted or, if enacted, what their effect on the Company will be. New legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to WAL or any of its subsidiaries could have a material effect on the business of the Company.

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
Management uses various strategies to manage the re-pricing characteristics of the Company's assets and liabilities, all of which are designed to ensure that exposure to interest rate fluctuations is within the Company's guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and management of the deployment of its securities, are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. Derivatives in a hedging relationship are also used to minimize the Company's exposure to changes in benchmark interest rates based on impacts to net interest income and EVE, which are reflected in the model results discussed below.
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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the year ended December 31, 2025, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at December 31, 2025, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net interest income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding repricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to reprice at the next rate reset period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposits reprice to underlying market rate changes based on product and line of business level model assumptions. Current non-term deposit repricing assumptions result in a product-level beta range of 52% to 99%, depending on product, with an average beta of 62%.
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
Sensitivity of Net Interest Income

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shock Scenario	(8.1)%	(4.1)%	4.5%	9.2%
Gradual Ramp Scenario	(5.7)	(2.7)	2.7	5.4
Earnings-at-Risk. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by adding certain rate-sensitive non-interest income and expense items also subject to market risk, including mortgage banking and servicing income and certain deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by changes in interest rates. In the Company’s EaR simulation model as of December 31, 2025, deposits eligible for ECRs and referral fees reprice with a beta assumption of 74% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs and referral fees, reprice with a weighted average beta assumption of 66%. As a result of the higher deposit betas on deposits eligible for ECRs and referral fees, in the down simulation scenarios, the Company will benefit from lower deposit costs. In a shock down 100 basis points scenario, such deposit costs would decrease 27% from the baseline forecast over the next twelve months. At December 31, 2025, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current limits.
Economic Value of Equity. The Company measures the impact of market interest rate changes on the NPV of estimated cash flows from its assets, liabilities, and off-balance sheet items, defined as EVE, using a simulation model. The Company's simulation model focuses on parallel interest rate shocks and takes into account assumptions related to loan prepayment trends that are sourced using a combination of third-party prepayment models and internal historical experience, terminal maturity for non-maturity deposits, account attrition, and pricing sensitivity derived from the Company's data and other internally-developed analysis and models. These assumptions are reviewed at least annually and are adjusted periodically to reflect changes in market conditions and the Company's balance sheet composition. A new deposit model was recently implemented to enhance the estimation of balance attrition and the effective maturity of non-term deposits. As a result of this update, deposit duration decreased and the projected change in EVE to market rates increased. As simulated model results are based on a number of assumptions outlined above, including forecasted market conditions, actual amounts may differ significantly from the projections set forth below should market conditions vary from the underlying assumptions.
This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. The Company continues to evaluate the scenarios that are presented as interest rates change and will update these scenario disclosures as appropriate.
The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2025:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
% Change	1.7%	2.6%	(5.8)%	(13.1)%
At December 31, 2025, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current limits.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Western Alliance Bancorporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses–Loans Held for Investment
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses for loans held for investment and unfunded loan commitments totaled $460.6 million and $49.6 million as of December 31, 2025, respectively. The allowance for credit losses on loans held for investment and unfunded loan commitments is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment and unfunded loan commitments.
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
Valuation of Mortgage Servicing Rights
As described in Notes 1 and 5 to the financial statements, the Company’s mortgage servicing rights totaled $1,494 million as of December 31, 2025. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. Mortgage servicing rights represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure mortgage servicing rights at fair value. The Company estimates the fair value of mortgage servicing rights using a discounted cash flow model that incorporates assumptions that market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate and cost to service.
We identified the option adjusted spread and conditional prepayment rate assumptions used in the valuation of mortgage servicing rights as a critical audit matter due to the significant judgment required by management in determining these assumptions. Auditing these assumptions involved a high degree of auditor judgment and increased audit effort as there was limited observable market information and the calculated fair value of the mortgage servicing rights is sensitive to changes in these key assumptions.
Our audit procedures related to the valuation of mortgage servicing rights as of December 31, 2025 included, among others, testing management’s process for determining the fair value, including:
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
Austin, Texas
February 20, 2026

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$497	$320
Interest bearing deposits in other financial institutions	3,099	3,776
Cash and cash equivalents	3,596	4,096
Investment securities - AFS, at fair value; amortized cost of $19,303 and $14,178 at December 31, 2025 and 2024, respectively (ACL of $— and $0.4 at December 31, 2025 and 2024, respectively)	18,788	13,468
Investment securities - HTM, at amortized cost and net of allowance for credit losses of $12.9 and $16.4 (fair value of $1,427 and $1,309) at December 31, 2025 and 2024, respectively	1,571	1,510
Investment securities - equity	79	117
Investments in restricted stock, at cost	248	232
Loans HFS	3,498	2,286
Loans HFI, net of deferred fees and costs	58,677	53,676
Less: allowance for credit losses	(461)	(374)
Net loans held for investment	58,216	53,302
Mortgage servicing rights	1,494	1,127
Premises and equipment, net	442	361
Operating lease right of use asset	131	128
Bank owned life insurance	1,057	1,011
Goodwill and intangible assets, net	649	659
Deferred tax assets, net	349	281
Investments in LIHTC and renewable energy	593	606
Other assets	2,063	1,750
Total assets	$92,774	$80,934
Liabilities:
Deposits:
Non-interest bearing	$24,353	$18,846
Interest bearing	52,806	47,495
Total deposits	77,159	66,341
Other borrowings	5,240	5,573
Qualifying debt	1,076	899
Operating lease liability	160	159
Other liabilities	1,193	1,255
Total liabilities	84,828	74,227
Commitments and contingencies (Note 18)
Equity:
Preferred stock (par value $0.0001; 20,000,000 authorized; 30,000 shares (12,000,000 depositary shares) issued and outstanding and liquidation value per depositary share of $25 at December 31, 2025 and 2024)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,491,068 and 112,897,807 shares issued at December 31, 2025 and 2024, respectively) and additional paid in capital	2,232	2,245
Treasury stock, at cost (2,981,687 and 2,845,201 shares at December 31, 2025 and 2024, respectively)	(137)	(125)
Accumulated other comprehensive loss	(344)	(534)
Retained earnings	5,607	4,826
Total Western Alliance stockholders’ equity	7,653	6,707
Noncontrolling interest in subsidiary	293	—
Total equity	7,946	6,707
Total liabilities and equity	$92,774	$80,934
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$3,679.8	$3,629.1	$3,409.7
Investment securities	815.9	703.6	459.9
Dividends and other	197.2	208.4	165.7
Total interest income	4,692.9	4,541.1	4,035.3
Interest expense:
Deposits	1,537.8	1,600.2	1,142.6
Qualifying debt	32.8	38.0	37.9
Other borrowings	257.5	284.0	515.9
Total interest expense	1,828.1	1,922.2	1,696.4
Net interest income	2,864.8	2,618.9	2,338.9
Provision for credit losses	224.1	145.9	62.6
Net interest income after provision for credit losses	2,640.7	2,473.0	2,276.3
Non-interest income:
Service charges and fees	194.3	109.6	110.3
Net gain on mortgage loan origination and sale activities	255.5	206.3	193.5
Net loan servicing revenue	77.8	121.5	102.3
Income from bank owned life insurance	46.0	27.8	4.5
Gain (loss) on sales of investment securities	29.4	17.4	(40.8)
Income from equity investments	18.1	38.2	15.7
Fair value gain (loss) adjustments, net	12.9	7.5	(116.0)
Other income	44.2	14.9	11.2
Total non-interest income	678.2	543.2	280.7
Non-interest expense:
Salaries and employee benefits	757.5	631.1	566.3
Deposit costs	630.5	693.2	436.7
Data processing	187.2	149.7	122.0
Insurance	117.5	164.8	190.4
Legal, professional, and directors' fees	115.9	109.4	107.2
Occupancy	70.6	73.1	65.6
Loan servicing expenses	69.2	68.1	58.8
Business development and marketing	28.7	32.7	21.8
Loan acquisition and origination expenses	26.2	21.5	20.4
Gain on extinguishment of debt	—	—	(52.7)
Other expense	108.4	81.4	86.9
Total non-interest expense	2,111.7	2,025.0	1,623.4
Income before provision for income taxes	1,207.2	991.2	933.6
Income tax expense	216.6	203.5	211.2
Net income	990.6	787.7	722.4
Net income attributable to noncontrolling interest	21.6	—	—
Net income attributable to Western Alliance	$969.0	$787.7	$722.4
Dividends on preferred stock	12.8	12.8	12.8
Net income available to common stockholders	$956.2	$774.9	$709.6

Earnings per share:
Basic	$8.79	$7.14	$6.55
Diluted	8.73	7.09	6.54
Weighted average number of common shares outstanding:
Basic	108.8	108.6	108.3
Diluted	109.5	109.3	108.5
Dividends declared per common share	$1.56	$1.49	$1.45
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$990.6	$787.7	$722.4
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(74.6), $0.9, and $(41.4), respectively	216.3	(5.1)	116.9
Unrealized gain (loss) on SERP, net of tax effect of $(0.1), $0.0, and $—, respectively	0.4	(0.1)	—
Unrealized loss on junior subordinated debt, net of tax effect of $1.6, $0.5, and $0.1, respectively	(4.9)	(1.4)	(0.2)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $7.5, $4.4, and $(10.2), respectively	(22.3)	(13.0)	30.2
Impairment of AFS securities included in income, net of tax effect of $—, $0.4, and $(0.4), respectively	—	(1.2)	1.2
Net other comprehensive income (loss)	189.5	(20.8)	148.1
Comprehensive income attributable to noncontrolling interest	21.6	—	—
Comprehensive income attributable to Western Alliance	$1,158.5	$766.9	$870.5
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2022	12.0	$294.5	108.9	$—	$2,163.7	$(105.3)	$(661.0)	$3,664.1	$—	$5,356.0
Net income	—	—	—	—	—	—	—	722.4	—	722.4
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	34.4	—	—	—	—	34.4
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(11.0)	—	—	—	(11.0)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	—	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(158.7)	—	(158.7)
Other comprehensive income, net	—	—	—	—	—	—	148.1	—	—	148.1
Balance, December 31, 2023	12.0	$294.5	109.4	$—	$2,198.1	$(116.3)	$(512.9)	$4,215.0	$—	$6,078.4
Net income	—	—	—	—	—	—	—	787.7	—	787.7
Restricted stock, performance stock units, and other grants, net	—	—	0.7	—	47.7	—	—	—	—	47.7
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(8.7)	—	—	—	(8.7)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	—	(12.8)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(164.0)	—	(164.0)
Other comprehensive loss, net	—	—	—	—	—	—	(20.8)	—	—	(20.8)
Balance, December 31, 2024	12.0	$294.5	110.0	$—	$2,245.8	$(125.0)	$(533.7)	$4,825.9	$—	$6,707.5
Net income	—	—	—	—	—	—	—	969.0	21.6	990.6
Restricted stock, performance stock units, and other grants, net	—	—	0.4	—	51.4	—	—	—	—	51.4
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(11.9)	—	—	—	(11.9)
Equity issued by subsidiary	—	—	—	—	—	—	—	—	293.3	293.3
Stock repurchase	—	—	(0.8)	—	(65.4)	—	—	(2.7)	—	(68.1)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(12.8)	—	(12.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(21.6)	(21.6)
Dividends paid to common stockholders	—	—	—	—	0.2	—	—	(172.2)	—	(172.0)
Other comprehensive income, net	—	—	—	—	—	—	189.5	—	—	189.5
Balance, December 31, 2025	12.0	$294.5	109.5	$—	$2,232.0	$(136.9)	$(344.2)	$5,607.2	$293.3	$7,945.9
(1)Share amounts represent treasury shares, see "Note 1. Summary of Significant Accounting Policies" for further discussion.
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$990.6	$787.7	$722.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	224.1	145.9	62.6
Depreciation and amortization	106.6	94.4	63.0
Stock-based compensation	51.4	47.7	34.3
Deferred income taxes	(130.3)	12.4	(24.9)
Amortization of net discounts for investment securities	(40.9)	(207.3)	(84.0)
Amortization of tax credit investments	76.4	75.2	64.3
Amortization of operating lease right of use asset	23.5	24.1	23.5
Amortization of net deferred loan fees and net purchase premiums	(78.4)	(85.6)	(84.0)
Purchases and originations of loans HFS	(58,329.0)	(48,667.3)	(42,720.9)
Proceeds from sales and payments on loans HFS and related securitization activities	55,782.5	45,752.4	42,168.1
Mortgage servicing rights capitalized upon sale of mortgage loans	(1,195.8)	(922.8)	(864.5)
Net losses (gains) on:
Change in fair value of trading securities, loans HFS, mortgage servicing rights, and related derivatives	189.8	(9.4)	87.8
Fair value adjustments	6.6	(16.3)	122.0
Sale of investment securities	(29.4)	(17.4)	40.8
Extinguishment of debt	—	—	(52.7)
Other	(47.6)	(20.6)	(1.1)
Other assets	(407.9)	224.4	(102.8)
Other liabilities	128.9	40.5	217.5
Net cash used in operating activities	$(2,678.9)	$(2,742.0)	$(328.6)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(17,648.9)	$(16,789.7)	$(15,144.7)
Principal pay downs and maturities	6,503.5	10,306.1	10,036.3
Proceeds from sales	6,169.7	4,525.3	1,532.6
Investment securities - HTM
Purchases	(166.2)	(131.5)	(201.6)
Principal pay downs and maturities	119.9	33.8	62.1
Equity securities carried at fair value
Purchases	(0.8)	(0.7)	(0.6)
Redemptions	16.2	15.0	9.0
Proceeds from sales	35.3	—	1.5
Proceeds from sale of mortgage servicing rights and related holdbacks, net	644.6	908.3	798.2
Purchase of other investments	(288.2)	(135.5)	(245.1)
Proceeds from bank owned life insurance, net	1.2	1.7	0.7
Net (increase) decrease in loans HFI	(5,237.1)	(3,816.0)	1,106.8
Purchase of premises, equipment, and other assets, net	(114.3)	(83.8)	(114.3)
Purchase of bank owned life insurance	—	(800.0)	—
Proceeds from sale of other repossessed assets	17.2	—	—
Net cash used in investing activities	$(9,947.9)	$(5,967.0)	$(2,159.1)

	December 31,
	2025	2024	2023
	(in millions)

Cash flows from financing activities:
Net increase in deposits	$10,811.4	$11,002.0	$1,688.9
Net proceeds from issuance of long-term debt	7,596.0	3,000.0	9.9
Payments on long-term debt	(8,451.9)	(1,025.7)	(818.1)
Net increase (decrease) in short-term borrowings	2,164.7	(1,562.4)	2,341.3
Net proceeds from issuance of equity by a subsidiary	293.3	—	—
Net proceeds from repurchase obligations	—	—	2,661.8
Payments on repurchase obligations	—	—	(2,681.0)
Cash paid for tax withholding on vested restricted stock and other	(11.9)	(8.7)	(11.0)
Common stock repurchases	(68.1)	—	—
Cash dividends paid on common and preferred stock	(184.8)	(176.8)	(171.5)
Cash dividends paid to noncontrolling interest	(21.6)	—	—
Proceeds from issuance of common stock, net	—	0.1	0.1
Net cash provided by financing activities	$12,127.1	$11,228.5	$3,020.4
Net (decrease) increase in cash and cash equivalents	(499.7)	2,519.5	532.7
Cash, cash equivalents, and restricted cash at beginning of period	4,095.6	1,576.1	1,043.4
Cash, cash equivalents, and restricted cash at end of period	$3,595.9	$4,095.6	$1,576.1

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,849.6	$1,941.6	$1,581.0
Income taxes, net	31.7	1.3	63.6
Non-cash activities:
Net increase in unfunded commitments and obligations	$139.7	$111.4	$77.1
Transfers of securitized loans HFS to AFS securities	—	123.0	276.5
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	270.3	267.2	6,646.8
Transfers of loans HFS to HFI, at amortized cost	—	2.5	2,357.2
Transfers of mortgage-backed securities in settlement of secured borrowings	1,485.3	2,090.4	557.3
Transfers of loans HFI to other assets acquired through foreclosure	177.7	—	—
Transfers of OREO properties to premises and equipment, net	47.6	—	—
Financed sale of OREO	28.5	—	—
(1)    Activity for years ended December 31, 2025, 2024, and 2023 excludes $500.6 million, $461.3 million, and $531.6 million, respectively, of loans transferred with an original designation of HFS, whose sales activity was classified as operating cash flows.

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of customized loan, deposit and treasury management capabilities, including funds transfer and other digital payment offerings through its wholly-owned banking subsidiary, WAB. Effective as of October 4, 2025, the Company completed its brand unity initiative, consolidating its legacy division bank brands: ABA, BON, FIB, Bridge, and TPB, under a single unified name, Western Alliance Bank.
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
Recent accounting pronouncements
Purchased Loans
In November 2025, the FASB issued guidance within ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The amendments in this update are intended to improve decision usefulness and comparability of financial reporting for acquired financial assets while retaining the measurement, presentation or disclosure requirements outlined in ASC 326. The update introduces the concept of "purchased seasoned loans," which refers to non-PCD loans acquired in a business combination or in an asset acquisition more than 90 days after their origination date. The amendments align the accounting for purchased seasoned loans with the gross-up methodology applied to PCD loans, whereby the initial estimate of credit losses is amortized over the life of the loan as a reduction to interest income, rather than being recognized immediately in earnings as credit loss expense. The update also includes an accounting policy election related to the subsequent measurement of expected credit losses on purchased seasoned loans for entities using a method other than a discounted cash flow analysis. Under this election, entities may use the amortized cost basis of the asset, rather than the unpaid principal balance to estimate credit losses on these loans.
The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, The amendments are to be applied prospectively and early adoption is permitted. The Company is currently evaluating the impact these amendments may have on its Consolidated Financial Statements.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued guidance within ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this update are intended to modernize and improve the accounting for internal-use software costs. The changes aim to make the recognition and capitalization of software costs more consistent across different development methodologies and eliminates the requirement to assess software development costs based on predefined project stages (e.g., preliminary, application development, post-implementation). The update requires entities to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable the project will be completed, and the software will be used to perform the intended function.
The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued and shall be adopted as of the beginning of an annual reporting period. The guidance may be applied prospectively, retrospectively, or via a modified transition approach. The Company plans to adopt this accounting guidance beginning January 1, 2026 and will apply the guidance on a prospective basis. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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
The Company adopted this guidance on a prospective basis beginning with the annual period ending December 31, 2025 and has provided these enhanced income tax disclosures in Note 17. Income Taxes of these Notes to Consolidated Financial Statements. There was no impact on the Company's financial position or results of operations.
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
Principles of consolidation
As of December 31, 2025, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
In order to better categorize loans based on their underlying risk characteristics, note finance loans previously classified within the Company's warehouse lending loan portfolio segment at December 31, 2024, were reclassified to the other commercial and industrial loan portfolio segment during the year ended December 31, 2025. In addition, the warehouse lending loan portfolio segment was renamed mortgage finance, consisting of mortgage warehouse lines and MSR financing facilities. The prior period disclosures presented in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K were recast to reflect this change in loan portfolio segments.
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
The credit loss model under ASC 326-30, applicable to AFS debt securities, requires recognition of credit losses through an allowance account once securities become impaired. For AFS debt securities, a decline in fair value due to credit loss results in recognition of an ACL. Impairment may result from credit deterioration of the issuer or collateral underlying the security. An assessment to determine whether a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates a credit loss exists, the Company records an ACL for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount the security's fair value is less than its amortized cost basis. Subsequent changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended and any unpaid accrued interest is reversed when a credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on AFS debt securities, which is included in Other assets on the Consolidated Balance Sheet, is excluded from the estimate of expected credit losses.
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
Charge-offs are recognized through reversal of the ACL and a direct charge to the amortized cost basis of the AFS security. The Company considers the following events to be indicators that a charge-off should be taken: 1) bankruptcy of the issuer; 2) significant adverse event(s) affecting the issuer in which it is improbable for the issuer to make its remaining payments on the security; and 3) significant loss of value of the underlying collateral behind a security. Recoveries on debt securities, if any, are recorded in the period received.

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
The Company has generally elected to record loans purchased from correspondent sellers or originated directly to consumers at fair value to more timely reflect the Company's performance. The Company may also elect to record certain delinquent loans repurchased under the terms of the GNMA MBS program, referred to as EBO loans, at fair value. Changes in fair value of loans HFS are reported in current period income as a component of Net gain on loan origination and sale activities in the Consolidated Income Statement. Alternatively, loans repurchased from investors are generally reported at the lower of cost or fair value. For these repurchased loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance and any changes in the valuation allowance are included within Fair value gain (loss) adjustments, net in the Consolidated Income Statement.
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
Loan acquisition and origination fees on loans HFS recorded at fair value consist of fees earned by the Company for purchasing and originating loans and are recognized at the time the loans are purchased or originated. These fees generally represent flat, per loan fee amounts and are included as Net gain on loan origination and sale activities in the Consolidated Income Statement.
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
At times, the Company may also transfer loans from its HFI portfolio to HFS. Loans transferred from HFI to HFS will be transferred at their amortized cost basis (adjusted for any charge-offs). If the amortized cost basis of the transferred loan exceeds its fair value and the fair value decline is determined to be due to credit quality, a charge-off is recorded against the ACL upon transfer. If the fair value decline is determined not to be credit related, a valuation allowance equal to the difference between the amortized cost and fair value of the loan will be established on the transfer date and any subsequent changes in the valuation allowance will be recognized in earnings. Any ACL previously recorded on transferred loans will be reversed and recognized in earnings at the time of the transfer.
If management determines it no longer intends to sell loans classified as HFS and the Company has the ability to hold the loans, such loans will be transferred to HFI. Loans transferred from HFS to HFI are transferred at amortized cost and any valuation allowance previously recorded is reversed and recognized in earnings at the time of the transfer. The HFI loans are then subject to ACL measurement.

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
The Company generally applies the contractual method whereby loan origination fees less direct loan origination costs (net deferred fees), as well as premiums and discounts and certain purchase accounting adjustments, are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of net deferred fees is calculated using the interest method over the contractual life of the loan. If a loan does not have scheduled payments, such as a revolving line of credit, net deferred loan fees are recorded in interest income on a straight-line basis over the term of the revolver. When loans are repaid, any remaining unamortized balances of net deferred fees, premiums, or discounts are recorded in interest income. Net deferred fees on commitments where the likelihood of exercise is more than remote are deferred until the commitment is drawn upon. A proportional amount of the net deferred fees, based on the amount drawn compared to the total commitment, are recognized through interest income using the interest method over the remaining life of the commitment. Upon expiration of the commitment, any remaining unamortized net deferred fees are recognized as non-interest income through Service charges and fees. Fees based on a percentage of a customer’s unused line of credit are recognized when the amount is determinable and fees related to standby letters of credit are recognized over the commitment period. These fees are recorded as non-interest income through Service charges and fees.
Nonaccrual loans
When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases the accruing of interest income when a loan becomes delinquent by more than 90 days or when management determines the full repayment of principal and collection of interest according to contractual terms is no longer likely. Past due status is based on the contractual terms of the loan. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well-secured by collateral and in the process of collection. For government guaranteed or insured loans that are 90 days delinquent, the Company continues to recognize interest income at a rate between the debenture rate and note rates, as adjusted for probability of default for FHA loans and at the note rate for VA and USDA loans.
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
Loans that do not share risk characteristics with other loans
Loans that do not share risk characteristics with other loans are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. These loans consist of loans with unique features or loans that no longer share risk characteristics with other pooled loans. The process for determining whether a loan should be evaluated on an individual basis begins with a determination of credit rating. With the exception of residential loans, all nonaccrual loans graded Substandard or worse with a total commitment of $1.0 million or more are evaluated on an individual basis. For these loans, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals, and assessment of borrower guarantees.
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
In determining the ACL, the Company derives an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters (PD, LGD, and EAD), which are derived from various vendor models, internally-developed statistical models, or non-statistical estimation approaches. Probability of default is projected in these models or estimation approaches using a single economic scenario and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. With the exception of the Company's residential loan segment, the Company's PD models define default as loans that are 90 days past due, on nonaccrual status, have a charge-off, or obligor bankruptcy. Input reversion is used for the mortgage finance, municipal and nonprofit, equity fund resources, and residential loan portfolio segment models as these loan portfolio segments have limited or no loss history. Under input reversion, economic forecasts revert to their historical trends after a reasonable forecast horizon. Output reversion is used for all other loan portfolio segment models. Under output reversion, the models revert to the Company's historical losses beyond a certain reasonable period by incorporating, after the forecast period, a one-year linear reversion to the long-term reversion rate in year three through the remaining life of the loans within the respective segments. LGDs are typically derived from the Company's historical loss experience. However, for the mortgage finance, residential, and municipal and nonprofit loan segments, where the Company has either zero (or near zero) losses, or has a limited loss history through the last economic downturn, certain non-modeled methodologies are employed to estimate LGD. Factors utilized in calculating average LGD vary for each loan segment and are further described below. EAD refers to the Company's exposure to loss at the time of borrower default. For revolving lines of credit, the Company incorporates an expectation of increased line utilization for a higher EAD on defaulted loans based on historical experience. For term loans, EAD is calculated using an amortization schedule based on contractual loan terms, adjusted for a prepayment rate assumption. Prepayment trends are sensitive to interest rates and the macroeconomic environment. Fixed rate loans are more influenced by interest rates, whereas variable rate loans are more influenced by the macroeconomic environment. After the quantitative expected loss estimates are calculated, management then adjusts these estimates to incorporate consideration of different probability weighted economic scenarios, current trends and conditions not captured in the quantitative loss estimates, through the use of qualitative and/or environmental factors.
The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the ACL on loans for each of the loan portfolio segments identified:
Mortgage finance
The mortgage finance portfolio segment consists of mortgage warehouse lines and MSR financing facilities, which have a monitored borrowing base to mortgage companies and similar lenders and are primarily structured as commercial and industrial loans. The collateral for these loans is primarily comprised of residential whole loans and MSRs, with the borrowing base of these loans tightly monitored and controlled by the Company. The primary support for these loans takes the form of pledged collateral, with secondary support provided by the capacity of the financial institution. The collateral-driven nature of these loans distinguishes them from traditional commercial and industrial loans. These loans are impacted by interest rate shocks, residential lending rates, prepayment assumptions, and general real estate stress. As a result of the unique loan characteristics, limited historical default and loss experience, and the collateral nature of this loan portfolio segment, the Company uses a non-modeled approach to estimate expected credit losses, leveraging grade information, grade migration history, and management judgment.
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
Tech & innovation
The tech & innovation portfolio segment is comprised of commercial loans originated within this business line and are not collateralized by real estate. The source of repayment of these loans is generally expected to be the income generated from the business or contributions from ownership to sustain the business's growth model. Expected credit losses for this loan segment are estimated using internally-developed models. These models incorporate market level and company-specific factors such as financial statement variables, adjusted for the current stage of the credit cycle and for the Company's loan performance data such as delinquency, utilization, maturity, and size of the loan commitment under specific macroeconomic scenarios to produce a probability of default. Macroeconomic variables include average investment to GDP and treasury yields. LGD is driven by GDP and real estate prices, while the prepayment rate assumption for EAD is based on unemployment levels.
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
Other commercial and industrial
The other commercial and industrial segment is comprised primarily of loans to middle-market companies and large corporations that are not collateralized by real estate, as well as note finance loans. For middle-market companies, expected credit losses are estimated using the same models as those utilized for the tech & innovation portfolio segment. For loans to large corporations, the estimate of expected credit losses is derived from an internally-developed PD model that leverages the long-run default history of public bonds by rating, which is mapped to the Company's internal loan grading system. Relevant macroeconomic variables include the performance of fixed investments and the Standard & Poor's 500 index. The estimation approach used for note finance loans follows the same non-modeled approach used for the mortgage finance portfolio segment.

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
Hotel franchise finance
The hotel franchise finance segment is comprised of loans originated within this business line and are collateralized by real estate, where the owner is not the primary tenant. These loans are typically entered into for the purpose of financing or the improvement of commercial investment properties. The primary source of repayment of these loans are the rents paid by tenants and where the sale of the property may provide secondary support for the loan. These loans are sensitive to the market valuation of CRE properties, rental rates, and general economic conditions. The vendor model used to estimate expected credit losses for this loan segment projects PD and EAD based on multiple macroeconomic scenarios by modeling how macroeconomic conditions affect the commercial real estate market. Real estate market factors utilized in this model include vacancy rate, rental and net operating income growth rates, and commercial property price changes for each specific property type. The model then incorporates loan and property-level characteristics including debt coverage, leverage, collateral size, seasoning, and property type. LGD for this loan segment is derived from a modeled statistical approach that is driven by property appreciation and credit spreads. The prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
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
Construction and land development
The construction and land portfolio segment is comprised of loans collateralized by land or real estate, which are entered into for the purpose of real estate development. The primary source of repayment of these loans is the eventual sale or refinance of the completed project and where claims on the property provide secondary support for the loan. These loans are impacted by the market valuation of CRE and residential properties and general economic conditions that have a higher sensitivity to real estate markets compared to other real estate loans. Default risk of a property is driven by loan-specific drivers, including loan-to-value, maturity, origination date, and the MSA in which the property is located, among other factors. The variables used in the internally-developed model include loan level drivers such as origination loan-to-value, loan maturity, and macroeconomic drivers such as property appreciation, MSA level unemployment rate, and credit spreads. LGD for this loan segment is driven by property appreciation. The prepayment rate assumption for EAD is driven by the property appreciation for fixed rate loans and unemployment levels for variable rate loans.
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
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties and other repossessed property are classified in Other assets in the Consolidated Balance Sheet and are initially reported at fair value of the asset less estimated selling costs. Subsequent valuations reflect the lower of carrying value or fair value less estimated costs to sell the property, with assessments performed at least annually. Costs related to the development or improvement of these assets are capitalized and costs related to holding the assets are expensed as incurred. When properties with operations are acquired, rental agreements are evaluated to determine lease classification, which typically results in designation as an operating lease. Rental income from operating leases is recognized on a straight-line basis over the lease term.

Off-balance sheet credit exposures, including unfunded loan commitments
The Company maintains a separate ACL for off-balance-sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is classified in Other liabilities on the Consolidated Balance Sheet. The ACL on off-balance sheet credit exposures is adjusted through increases or decreases to the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of EAD derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates derived from the same models and approaches for the Company's other loan portfolio segments described in the ACL on loans HFI section within this note. The Company does not record a credit loss estimate for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.
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
As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the lease commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain the options will be exercised.
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
The Company’s intangible assets consist of correspondent relationships, operating licenses, customer relationships, core deposit intangibles, tradenames, and developed technology assets that are being amortized over periods between five to 40 years.
The Company considers the remaining useful lives of its intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its intangible assets during the years ended December 31, 2025, 2024, or 2023.
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
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded as Income from bank owned life insurance in the Consolidated Income Statement. The face amount of the underlying life insurance policies totaled $2.1 billion as of December 31, 2025 and 2024. There are no loans offset against the cash surrender values, and there are no restrictions as to the use of proceeds.

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
The fair value of restricted stock and performance stock unit awards is the market price of the Company’s stock on the date of grant. Certain stock awards, such as the Company's performance stock units, also have performance and market conditions that impact vesting. The fair value of the performance conditions component of these awards is based on the market price of the Company's stock on the date of the grant and the estimated number of shares expected to vest at the end of the performance period. The market-based condition is separately valued as of the grant date and is not subsequently revised. A Monte Carlo valuation model is used to determine the fair value of the market-based condition.
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
Common stock repurchases
On September 12, 2025, the BOD adopted a common stock repurchase program, pursuant to which the Company is authorized to repurchase up to $300.0 million of the Company’s shares of common stock. All shares repurchased under the plan are retired upon settlement. The Company has elected to allocate the excess of the repurchase price over the par value of its common stock between additional paid in capital and retained earnings. The portion allocated to additional paid in capital is limited to the amount of additional paid in capital that was recorded at the time the shares were initially issued, which is calculated on a last-in, first-out basis.
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
Noncontrolling interest
BW issued and has outstanding an aggregate of 300,000 shares of 9.500% Fixed-Rate Reset Non-Cumulative Exchangeable Perpetual Series B Preferred Stock, no par value per share, with a liquidation preference of $1,000 per share. The shares are conditionally exchangeable into 9.500% Fixed-Rate Reset Non-Cumulative Perpetual Series A Preferred Stock of WAB upon receipt of a directive from an appropriate federal regulatory authority upon the occurrence of certain specified exchange events. BW's Series B preferred stock is recognized as Noncontrolling interest in subsidiary in the Consolidated Balance Sheet. Dividends are recognized on the declaration date and classified as Net income attributable to noncontrolling interest in the Consolidated Income Statement and as Dividends paid to noncontrolling interest in the Consolidated Statement of Equity.
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
The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction after the derivative contract is executed. At inception, the Company performs a quantitative assessment to determine whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retrospective effectiveness is assessed, as well as the continued expectation the hedge will remain effective prospectively. After the initial quantitative assessment is performed, on a quarterly basis, the Company performs ongoing qualitative or quantitative hedge effectiveness assessments, as determined at hedge inception. A qualitative assessment takes into consideration any adverse developments related to the counterparty's risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support an expectation the hedging relationship was and will continue to be highly effective. For certain hedges, the Company elects the shortcut method to assess effectiveness at inception, which permits the Company to assume the hedge is perfectly effective. The Company discontinues hedge accounting prospectively when it is determined a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative instrument continues to be reported at fair value on the Consolidated Balance Sheet, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.
The Company uses interest rate contracts to mitigate interest-rate risk associated with changes to the fair value of certain fixed-rate financial instruments (fair value hedges). Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability attributable to the hedged risk, are recorded in the same line item as the offsetting loss or gain on the related interest rate contracts during the period of change. For loans and securities, the gain or loss on the hedged item is included in interest income. For qualifying debt, the gain or loss on the hedged item is included in interest expense.
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
Off-balance sheet instruments
In the ordinary course of business, the Company enters into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when funded. These off-balance sheet financial instruments impact, to varying degrees, elements of credit risk in excess of amounts recognized on the Consolidated Balance Sheet. Losses could be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and, in certain instances, may be unconditionally cancellable. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. As commitments may expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. The commitments are collateralized by the same types of assets used as loan collateral.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2025 and 2024. The estimated fair value amounts for December 31, 2025 and 2024 have been measured as of period-end and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Deposit Costs
Deposit costs consist primarily of earnings credits and referral fees. The Company provides earnings credits to certain customers with non-interest bearing deposit accounts, which can be used to offset applicable bank charges, and in certain cases, loan interest. If earnings credits earned by customers on non-interest bearing deposit accounts exceed all applicable bank charges, including loan interest, these excess credits may be paid out to customers. The Company recognizes earnings credits initially as a reduction to Service charges and fees within non-interest income and subsequently, if applicable, as a reduction to Interest income on related loans on the Consolidated Income Statement. Any earnings credits in excess of these offsets are classified as Deposit costs within non-interest expense in the Consolidated Income Statement. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank, which are also classified as Deposit costs.
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
Non-interest income amounts within the scope of ASC 606 include certain banking service charges and fees, debit and credit card interchange fees, and disbursements and escrow fees. Service charges and fees consist of fees earned from performance of account analysis, general account services, and other deposit account services. These fees are recognized as the related services are provided. Card income includes fees earned from customer use of debit and credit cards, interchange income from merchants, and international charges. Card income is generally within the scope of ASC 310, Receivables; however, certain processing transactions for merchants, such as interchange fees, are within the scope of ASC 606. The Company generally receives payment for its services during the period or at the time services are provided and, therefore, does not have material contract asset or liability balances at period end. Disbursements and escrow fees relate to payment services provided for customers and are recognized upon transfer of funds on behalf of the customer.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,419	$3	$(132)	$1,290
Private label residential MBS	165	—	(28)	137
Total HTM securities	$1,584	$3	$(160)	$1,427

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$7,489	$52	$(311)	$7,230
U.S. Treasury securities	5,986	31	(47)	5,970
CLO	2,743	4	—	2,747
Private label residential MBS	1,185	2	(148)	1,039
Tax-exempt	879	—	(77)	802
Commercial MBS issued by GSEs and GNMA	638	5	(8)	635
Corporate debt securities	308	—	(11)	297
Other	75	1	(8)	68
Total AFS debt securities	$19,303	$95	$(610)	$18,788

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Tax-exempt	$1,350	$1	$(180)	$1,171
Private label residential MBS	176	—	(38)	138
Total HTM securities	$1,526	$1	$(218)	$1,309

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$6,225	$16	$(410)	$5,831
U.S. Treasury securities	4,385	1	(3)	4,383
Private label residential MBS	1,148	—	(201)	947
Tax-exempt	921	—	(76)	845
CLO	570	—	—	570
Commercial MBS issued by GSEs and GNMA	447	1	(11)	437
Corporate debt securities	407	—	(21)	386
Other	75	1	(7)	69
Total AFS debt securities	$14,178	$19	$(729)	$13,468
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $79 million and $117 million at December 31, 2025 and 2024, respectively. Unrealized gains on equity securities of $0.9 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively, were recognized in earnings as a component of Fair value gain (loss) adjustments, net.
Securities with carrying amounts of approximately $9.1 billion and $4.0 billion at December 31, 2025 and 2024, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
U.S. Treasury securities	$47	$1,891	$—	$—	$47	$1,891
Residential MBS issued by GSEs and GNMA	—	—	311	1,503	311	1,503
Private label residential MBS	—	—	148	875	148	875
Tax-exempt	2	10	75	731	77	741
Corporate debt securities	1	19	10	226	11	245
Commercial MBS issued by GSEs and GNMA	—	—	8	81	8	81
Other	—	—	8	56	8	56
Total AFS securities	$50	$1,920	$560	$3,472	$610	$5,392

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$18	$1,793	$392	$1,482	$410	$3,275
U.S. Treasury securities	3	2,185	—	—	3	2,185
Private label residential MBS	—	—	201	939	201	939
Tax-exempt	1	32	75	813	76	845
Corporate debt securities (1)	—	—	21	362	21	362
Commercial MBS issued by GSEs and GNMA	10	220	1	16	11	236
Other	2	32	5	25	7	57
Total AFS securities	$34	$4,262	$695	$3,637	$729	$7,899
(1)Includes securities with an ACL that have a fair value of $8 million and unrealized losses of $1 million.
The total number of AFS debt securities in an unrealized loss position at December 31, 2025 is 568, compared to 796 at December 31, 2024.
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
The following tables present a rollforward of the ACL based on the Company's impairment analysis of AFS corporate debt securities:

	Year Ended December 31,
	2025	2024
	(in millions)
Balance, beginning of period	$0.4	$1.4
Recovery of credit losses	(0.4)	(1.0)
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$—	$0.4
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased.
The following table presents a rollforward of the ACL on the Company's HTM tax-exempt debt securities:

	Year Ended December 31,
	2025	2024
	(in millions)
Balance, beginning of period	$16.4	$7.8
Provision for (recovery of) credit losses	(3.5)	8.6
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$12.9	$16.4
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on AFS and HTM debt securities totaled $135 million and $5 million at December 31, 2025, respectively, and $59 million and $5 million at December 31, 2024, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2025 and 2024, which are updated quarterly and used to monitor the credit quality of the Company's securities:

	December 31, 2025
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,419	$1,419
Private label residential MBS	—	—	—	—	—	—	165	165
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,584	$1,584

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$—	$7,230	$—	$—	$—	$—	$7,230
U.S. Treasury securities	—	—	5,970	—	—	—	—	5,970
CLO	739	—	1,857	151	—	—	—	2,747
Private label residential MBS	1,012	—	26	—	—	1	—	1,039
Tax-exempt	8	—	362	361	—	—	71	802
Commercial MBS issued by GSEs and GNMA	1	—	634	—	—	—	—	635
Corporate debt securities	—	—	—	78	138	81	—	297
Other	—	—	11	3	28	10	16	68
Total AFS securities (1)	$1,760	$—	$16,090	$593	$166	$92	$87	$18,788

Equity securities
Preferred stock	$—	$—	$—	$—	$21	$30	$1	$52
CRA investments	—	—	27	—	—	—	—	27
Total equity securities (1)	$—	$—	$27	$—	$21	$30	$1	$79
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2024
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$1,350	$1,350
Private label residential MBS	—	—	—	—	—	—	176	176
Total HTM securities (1)	$—	$—	$—	$—	$—	$—	$1,526	$1,526

Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$5,831	$—	$—	$—	$—	$—	$5,831
U.S. Treasury securities	—	4,383	—	—	—	—	—	4,383
Private label residential MBS	921	—	26	—	—	—	—	947
Tax-exempt	9	19	348	375	—	—	94	845
CLO	50	—	465	55	—	—	—	570
Commercial MBS issued by GSEs and GNMA	—	437	—	—	—	—	—	437
Corporate debt securities	—	—	—	78	226	82	—	386
Other	—	1	8	2	40	1	17	69
Total AFS securities (1)	$980	$10,671	$847	$510	$266	$83	$111	$13,468

Equity securities
Preferred stock	$—	$—	$—	$—	$50	$29	$12	$91
CRA investments	—	26	—	—	—	—	—	26
Total equity securities (1)	$—	$26	$—	$—	$50	$29	$12	$117
(1)For rated securities, if ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of December 31, 2025, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities as of December 31, 2025, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities.

	December 31, 2025
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$2	$2
After one year through five years	24	25
After five years through ten years	177	171
After ten years	1,216	1,092
Mortgage-backed securities	165	137
Total HTM securities	$1,584	$1,427

Available-for-sale
Due in one year or less	$1,454	$1,455
After one year through five years	1,715	1,719
After five years through ten years	611	605
After ten years	6,211	6,105
Mortgage-backed securities	9,312	8,904
Total AFS securities	$19,303	$18,788
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Available-for-sale securities
Gross gains	$29.9	$19.6	$4.0
Gross losses	(0.1)	(2.2)	(44.4)
Net gain (loss) on AFS securities	$29.8	$17.4	$(40.4)

Equity securities
Gross gains	$0.2	$—	$—
Gross losses	(0.6)	—	(0.4)
Net loss on equity securities	$(0.4)	$—	$(0.4)
During the years ended December 31, 2025, 2024, and 2023, the Company sold AFS securities with a carrying value of $6.1 billion, $4.5 billion, and $1.6 billion, respectively, and recognized a net gain (loss) of $29.8 million, $17.4 million, and $(40.4) million, respectively. During the year ended December 31, 2025, U.S. Treasury securities and MBS were sold to secure gains, including hedged U.S. Treasury securities sold as part of interest rate swap terminations that resulted in a $23.6 million gain. See "Note 15. Derivatives and Hedging Activities" for further discussion of the interest rate swap. During the year ended December 31, 2024, U.S. Treasury securities and MBS were sold to secure gains, while CLOs were sold as part of the Company's efforts to shift the investment portfolio mix toward high quality liquid assets. Lastly, during the year ended December 31, 2023, losses on AFS securities sales related primarily to sales of CLO securities that were executed as part of the Company's balance sheet repositioning strategy.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans that are held for sale or securitization primarily through its AmeriHome mortgage banking business channel.
The following is a summary of loans HFS by type:

	December 31,
	2025	2024
	(in millions)
Government-insured or guaranteed:
EBO (1)	$571	$—
Non-EBO	986	764
Total government-insured or guaranteed	1,557	764
Agency-conforming	1,707	1,502
Non-agency	167	20
Small Business Administration	67	—
Total loans HFS	$3,498	$2,286
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Year Ended December 31,
	2025	2024
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$1,195.8	$922.8
Net proceeds from sale of loans (1)	(900.0)	(820.0)
Provision for and change in estimate of liability for losses under representations and warranties, net	2.5	5.0
Change in fair value of loans HFS and trading securities	42.8	(17.0)
Change in fair value of derivatives:
Unrealized (loss) gain on derivatives	(46.5)	61.4
Realized loss on derivatives	(103.3)	(3.3)
Total change in fair value of derivatives	(149.8)	58.1
Net gain on residential mortgage loans HFS	$191.3	$148.9
Loan acquisition and origination fees	64.2	57.4
Net gain on mortgage loan origination and sale activities	$255.5	$206.3
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	December 31,
	2025	2024
	(in millions)
Mortgage finance	$7,271	$6,151
Municipal & nonprofit	1,648	1,620
Tech & innovation	4,128	3,383
Equity fund resources	1,233	884
Other commercial and industrial	13,789	11,231
CRE - owner occupied	1,533	1,675
Hotel franchise finance	4,185	3,815
Other CRE - non-owner occupied	6,455	6,342
Residential	13,403	12,961
Residential - EBO	828	972
Construction and land development	4,043	4,468
Other	161	174
Total loans HFI	58,677	53,676
Allowance for credit losses	(461)	(374)
Total loans HFI, net of allowance	$58,216	$53,302
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $120 million and $106 million reduced the carrying value of loans as of December 31, 2025 and 2024, respectively. Net unamortized purchase premiums on acquired and purchased loans of $186 million and $175 million increased the carrying value of loans as of December 31, 2025 and 2024, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	$4	$4	$3
Tech & innovation	12	8	20	3
Equity fund resources	—	1	1	—
Other commercial and industrial	71	49	120	—
CRE - owner occupied	3	—	3	—
Other CRE - non-owner occupied	188	40	228	—
Residential	—	12	12	51
Residential - EBO	—	—	—	290
Construction and land development	109	—	109	9
Other	2	1	3	—
Total	$385	$115	$500	$356
Loans contractually delinquent by 90 days or more and still accruing totaled $356 million at December 31, 2025 and consisted primarily of government guaranteed EBO and other residential loans.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $107 million and $99 million at December 31, 2025 and 2024, respectively.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $36.2 million, $24.5 million, and $12.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following tables present an aging analysis of past due loans by loan portfolio segment:

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$7,271	$—	$—	$—	$—	$—	$7,271
Municipal & nonprofit	1,641	—	—	3	3	4	1,648
Tech & innovation	4,102	3	—	3	6	20	4,128
Equity fund resources	1,232	—	—	—	—	1	1,233
Other commercial and industrial	13,654	12	3	—	15	120	13,789
CRE - owner occupied	1,530	—	—	—	—	3	1,533
Hotel franchise finance	4,185	—	—	—	—	—	4,185
Other CRE - non-owner occupied	6,226	1	—	—	1	228	6,455
Residential	13,259	55	26	51	132	12	13,403
Residential - EBO	393	94	51	290	435	—	828
Construction and land development	3,920	5	—	9	14	109	4,043
Other	155	2	1	—	3	3	161
Total loans	$57,568	$172	$81	$356	$609	$500	$58,677

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$6,151	$—	$—	$—	$—	$—	$6,151
Municipal & nonprofit	1,615	—	—	—	—	5	1,620
Tech & innovation	3,320	3	—	—	3	60	3,383
Equity fund resources	883	—	—	—	—	1	884
Other commercial and industrial	11,213	1	—	—	1	17	11,231
CRE - owner occupied	1,670	—	—	—	—	5	1,675
Hotel franchise finance	3,785	—	30	—	30	—	3,815
Other CRE - non-owner occupied	6,097	—	2	—	2	243	6,342
Residential	12,818	45	10	—	55	88	12,961
Residential - EBO	463	107	76	326	509	—	972
Construction and land development	4,412	—	—	—	—	56	4,468
Other	172	1	—	—	1	1	174
Total loans	$52,599	$157	$118	$326	$601	$476	$53,676

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance
Pass	$11	$—	$439	$281	$—	$247	$6,293	$7,271
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$11	$—	$439	$281	$—	$247	$6,293	$7,271
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$168	$221	$97	$104	$136	$915	$—	$1,641
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	4	—	4
Total	$168	$221	$97	$104	$136	$922	$—	$1,648
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$1,513	$918	$176	$136	$31	$45	$1,115	$3,934
Special mention	6	72	45	—	—	—	19	142
Classified	4	18	—	28	—	—	2	52
Total	$1,523	$1,008	$221	$164	$31	$45	$1,136	$4,128
Current period gross charge-offs	$7.9	$6.8	$5.9	$17.5	$0.3	$—	$0.2	$38.6

Equity fund resources
Pass	$156	$4	$—	$—	$1	$2	$1,069	$1,232
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	—	—	—	—	—	1
Total	$156	$5	$—	$—	$1	$2	$1,069	$1,233
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$2,540	$1,274	$355	$263	$150	$184	$8,631	$13,397
Special mention	—	—	5	27	—	1	50	83
Classified	88	107	58	30	6	4	16	309
Total	$2,628	$1,381	$418	$320	$156	$189	$8,697	$13,789
Current period gross charge-offs	$0.7	$7.6	$0.8	$10.1	$9.8	$0.2	$2.1	$31.3

CRE - owner occupied
Pass	$318	$162	$144	$292	$210	$330	$40	$1,496
Special mention	—	1	—	4	—	3	—	8
Classified		—	—	7	18	4	—	29
Total	$318	$163	$144	$303	$228	$337	$40	$1,533
Current period gross charge-offs	$—	$—	$—	$0.3	$—	$0.2	$—	$0.5

Hotel franchise finance
Pass	$1,442	$844	$463	$816	$186	$260	$129	$4,140
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	45	—	—	—	45
Total	$1,442	$844	$463	$861	$186	$260	$129	$4,185
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(in millions)
Other CRE - non-owner occupied
Pass	$1,261	$908	$1,050	$1,643	$406	$361	$406	$6,035
Special mention	4	35	25	—	1	—	—	65
Classified	12	7	111	200	24	1	—	355
Total	$1,277	$950	$1,186	$1,843	$431	$362	$406	$6,455
Current period gross charge-offs	$—	$1.2	$31.8	$20.8	$0.9	$0.8	$—	$55.5

Residential
Pass	$1,283	$614	$185	$3,119	$7,033	$1,084	$33	$13,351
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	5	24	9	2	—	43
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$1,285	$615	$190	$3,143	$7,042	$1,087	$33	$13,403
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$36	$20	$13	$164	$594	$—	$828
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$36	$20	$13	$164	$594	$—	$828
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$1,059	$542	$239	$230	$27	$—	$1,817	$3,914
Special mention	10	—	—	10	—	—	—	20
Classified	—	—	32	77	—	—	—	109
Total	$1,069	$542	$271	$317	$27	$—	$1,817	$4,043
Current period gross charge-offs	$—	$—	$7.5	$7.7	$—	$—	$—	$15.2

Other
Pass	$39	$3	$13	$1	$1	$72	$26	$155
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	3	—	3
Total	$39	$3	$13	$1	$1	$78	$26	$161
Current period gross charge-offs	$—	$—	$—	$0.1	$—	$1.5	$0.2	$1.8

Total by Risk Category
Pass	$9,791	$5,526	$3,181	$6,898	$8,345	$4,094	$19,559	$57,394
Special mention	20	108	75	41	1	11	69	325
Classified	106	134	206	411	57	18	18	950
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$9,917	$5,768	$3,462	$7,350	$8,403	$4,123	$19,646	$58,677
Current period gross charge-offs	$8.6	$15.6	$46.0	$56.5	$11.0	$2.7	$2.5	$142.9

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior
	(in millions)
Mortgage finance
Pass	$2	$486	$251	$—	$278	$—	$5,134	$6,151
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$2	$486	$251	$—	$278	$—	$5,134	$6,151
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Municipal & nonprofit
Pass	$175	$89	$195	$144	$160	$833	$1	$1,597
Special mention	—	—	7	—	11	—	—	18
Classified	—	—	—	—	—	5	—	5
Total	$175	$89	$202	$144	$171	$838	$1	$1,620
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tech & innovation
Pass	$1,378	$475	$301	$89	$—	$61	$903	$3,207
Special mention	26	15	16	11	—	—	7	75
Classified	30	7	45	3	—	—	16	101
Total	$1,434	$497	$362	$103	$—	$61	$926	$3,383
Current period gross charge-offs	$1.2	$1.5	$19.1	$—	$3.6	$—	$3.2	$28.6

Equity fund resources
Pass	$6	$78	$24	$32	$2	$—	$741	$883
Special mention	—	—	—	—	—	—	—	—
Classified	1	—	—	—	—	—	—	1
Total	$7	$78	$24	$32	$2	$—	$741	$884
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial and industrial
Pass	$2,420	$1,032	$814	$324	$75	$155	$6,237	$11,057
Special mention	1	—	38	1	—	—	3	43
Classified	11	86	10	18	2	4	—	131
Total	$2,432	$1,118	$862	$343	$77	$159	$6,240	$11,231
Current period gross charge-offs	$—	$0.2	$1.0	$4.7	$—	$0.3	$1.1	$7.3

CRE - owner occupied
Pass	$231	$159	$323	$298	$146	$465	$29	$1,651
Special mention	2	—	1	1	—	1	—	5
Classified	—	—	12	3	—	4	—	19
Total	$233	$159	$336	$302	$146	$470	$29	$1,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$0.3	$—	$0.3

Hotel franchise finance
Pass	$1,036	$522	$1,204	$405	$33	$342	$132	$3,674
Special mention	98	—	14	—	—	—	—	112
Classified	—	—	29	—	—	—	—	29
Total	$1,134	$522	$1,247	$405	$33	$342	$132	$3,815
Current period gross charge-offs	$—	$—	$—	$1.4	$—	$1.5	$—	$2.9

Other CRE - non-owner occupied
Pass	$1,056	$1,388	$1,589	$557	$250	$264	$588	$5,692
Special mention	75	—	59	—	2	2	—	138
Classified	34	244	173	48	12	1	—	512
Total	$1,165	$1,632	$1,821	$605	$264	$267	$588	$6,342
Current period gross charge-offs	$—	$21.8	$9.5	$22.7	$—	$—	$—	$54.0

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(in millions)
Residential
Pass	$659	$231	$3,331	$7,519	$762	$421	$28	$12,951
Special mention	—	—	—	—	—	—	—	—
Classified	—	2	41	33	4	8	—	88
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$659	$233	$3,372	$7,552	$766	$429	$28	$12,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential - EBO
Pass	$1	$15	$12	$200	$447	$297	$—	$972
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$15	$12	$200	$447	$297	$—	$972
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass	$798	$525	$1,526	$62	$2	$—	$1,487	$4,400
Special mention	—	—	—	—	—	—	—	—
Classified	—	38	30	—	—	—	—	68
Total	$798	$563	$1,556	$62	$2	$—	$1,487	$4,468
Current period gross charge-offs	$—	$—	$1.5	$—	$—	$—	$—	$1.5

Other
Pass	$24	$—	$8	$2	$13	$72	$52	$171
Special mention	—	—	—	—	—	1	—	1
Classified	1	—	—	—	—	1	—	2
Total	$25	$—	$8	$2	$13	$74	$52	$174
Current period gross charge-offs	$—	$—	$—	$—	$—	$0.6	$0.1	$0.7

Total by Risk Category
Pass	$7,786	$5,000	$9,578	$9,632	$2,168	$2,910	$15,332	$52,406
Special mention	202	15	135	13	13	4	10	392
Classified	77	377	340	105	18	23	16	956
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(78)
Total	$8,065	$5,392	$10,053	$9,750	$2,199	$2,937	$15,358	$53,676
Current period gross charge-offs	$1.2	$23.5	$31.1	$28.8	$3.6	$2.7	$4.4	$95.3

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at December 31, 2025
	Payment Delay and Term Extension	Payment Delay and Interest Rate Reduction	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$—	$—	$—	$—	$18	$18	0.4%
Other commercial and industrial	—	—	2	—	60	62	0.4
Hotel franchise finance	—	40	—	—	—	40	1.0
Other CRE - non-owner occupied	—	—	—	—	51	51	0.8
Construction and land development	—	—	—	—	32	32	0.8
Total	$—	$40	$2	$—	$161	$203	0.3%

	Amortized Cost Basis at December 31, 2024
	Payment Delay and Term Extension	Payment Delay and Interest Rate Reduction	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$—	$—	$5	$1	$41	$47	1.4%
Other commercial and industrial	—	—	7	—	86	93	1.0
Other CRE - non-owner occupied	—	—	46	—	111	157	2.5
Total	$—	$—	$58	$1	$238	$297	0.6%

	Amortized Cost Basis at December 31, 2023
	Payment Delay and Term Extension	Payment Delay and Interest Rate Reduction	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Year Ended	(dollars in millions)
Tech & innovation	$1	$—	$6	$—	$8	$15	0.5%
Other commercial and industrial	—	—	23	—	8	31	0.4
CRE - owner occupied	—	—	3	—	—	3	0.2
Hotel franchise finance	—	—	37	—	—	37	1.0
Other CRE - non-owner occupied	—	—	119	—	—	119	2.0
Residential	—	—	—	—	1	1	0.0
Total	$1	$—	$188	$—	$17	$206	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of December 31, 2025, 2024, and 2023 modified loans of $114 million, $128 million, and $95 million, respectively, were current with contractual payments and $89 million, $169 million, and $111 million, respectively, were on nonaccrual status.

In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the years ended December 31, 2025, 2024, and 2023, the Company completed modifications of EBO loans with an amortized cost of $532 million, $366 million, and $225 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent. As of December 31, 2024, modified EBO loans consisted of $29 million in loans that were current to 89 days delinquent and $11 million in loans 90 days or more delinquent. As of December 31, 2023, modified EBO loans consisted of $26 million in loans that were current to 89 days delinquent and $12 million in loans 90 days or more delinquent.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31,
	2025			2024
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Municipal & nonprofit	$—	$—	$—	$—	$5	$5
Tech & innovation	—	—	—	—	5	5
Other commercial and industrial	—	79	79	—	11	11
CRE - owner occupied	3	—	3	16	—	16
Hotel franchise finance	—	—	—	29	—	29
Other CRE - non-owner occupied	219	—	219	474	—	474
Construction and land development	109	—	109	67	—	67
Total	$331	$79	$410	$586	$21	$607
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the year ended December 31, 2025.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of December 31, 2025.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Year Ended December 31, 2025
	Balance, December 31, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2025
	(in millions)
Mortgage finance	$4.8	$0.7	$—	$—	$5.5
Municipal & nonprofit	14.7	(1.7)	—	—	13.0
Tech & innovation	55.9	24.5	38.6	(3.0)	44.8
Equity fund resources	1.6	1.0	—	—	2.6
Other commercial and industrial	79.4	135.6	31.3	(1.0)	184.7
CRE - owner occupied	3.4	0.3	0.5	(0.2)	3.4
Hotel franchise finance	35.3	1.8	—	(0.6)	37.7
Other CRE - non-owner occupied	134.4	26.1	55.5	(5.4)	110.4
Residential	19.7	4.0	—	—	23.7
Residential - EBO	—	—	—	—	—
Construction and land development	21.3	24.7	15.2	(1.5)	32.3
Other	3.3	0.9	1.8	(0.1)	2.5
Total	$373.8	$217.9	$142.9	$(11.8)	$460.6

	Year Ended December 31, 2024
	Balance, December 31, 2023	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, December 31, 2024
	(in millions)
Mortgage finance	$4.2	$0.6	$—	$—	$4.8
Municipal & nonprofit	14.7	—	—	—	14.7
Tech & innovation	42.1	42.3	28.6	(0.1)	55.9
Equity fund resources	1.3	0.3	—	—	1.6
Other commercial and industrial	83.0	2.7	7.3	(1.0)	79.4
CRE - owner occupied	6.0	(2.4)	0.3	(0.1)	3.4
Hotel franchise finance	33.4	4.1	2.9	(0.7)	35.3
Other CRE - non-owner occupied	96.0	92.4	54.0	—	134.4
Residential	23.1	(3.4)	—	—	19.7
Residential - EBO	—	—	—	—	—
Construction and land development	30.4	(7.6)	1.5	—	21.3
Other	2.5	1.4	0.7	(0.1)	3.3
Total	$336.7	$130.4	$95.3	$(2.0)	$373.8
Accrued interest receivable of $287 million and $272 million at December 31, 2025 and 2024, respectively, was excluded from the estimate of credit losses. However, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $1.2 million and $1.5 million as of December 31, 2025 and 2024, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Year Ended December 31,
	2025	2024
	(in millions)
Balance, beginning of period	$39.5	$31.6
Provision for credit losses	10.1	7.9
Balance, end of period	$49.6	$39.5
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	December 31, 2025
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$7,271	$—	$7,271	$5.5	$—	$5.5
Municipal & nonprofit	1,643	5	1,648	12.8	0.2	13.0
Tech & innovation	4,108	20	4,128	44.1	0.7	44.8
Equity fund resources	1,233	—	1,233	2.6	—	2.6
Other commercial and industrial	13,671	118	13,789	139.0	45.7	184.7
CRE - owner occupied	1,530	3	1,533	3.4	—	3.4
Hotel franchise finance	4,185	—	4,185	37.7	—	37.7
Other CRE - non-owner occupied	6,227	228	6,455	92.8	17.6	110.4
Residential	13,403	—	13,403	23.7	—	23.7
Residential EBO	828	—	828	—	—	—
Construction and land development	3,934	109	4,043	32.3	—	32.3
Other	159	2	161	2.5	—	2.5
Total	$58,192	$485	$58,677	$396.4	$64.2	$460.6

	December 31, 2024
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$6,151	$—	$6,151	$4.8	$—	$4.8
Municipal & nonprofit	1,615	5	1,620	14.1	0.6	14.7
Tech & innovation	3,283	100	3,383	33.6	22.3	55.9
Equity fund resources	884	—	884	1.6	—	1.6
Other commercial and industrial	11,103	128	11,231	77.1	2.3	79.4
CRE - owner occupied	1,658	17	1,675	3.4	—	3.4
Hotel franchise finance	3,786	29	3,815	35.3	—	35.3
Other CRE - non-owner occupied	5,830	512	6,342	90.3	44.1	134.4
Residential	12,961	—	12,961	19.7	—	19.7
Residential EBO	972	—	972	—	—	—
Construction and land development	4,401	67	4,468	21.3	—	21.3
Other	173	1	174	3.3	—	3.3
Total	$52,817	$859	$53,676	$304.5	$69.3	$373.8

Loan Purchases and Sales
Loan purchases during the years ended December 31, 2025 and 2024 totaled $2.7 billion and $1.7 billion, respectively, which primarily consisted of commercial and industrial and residential loan purchases. There were no loans purchased with more-than-insignificant deterioration in credit quality during the years ended December 31, 2025 and 2024.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or completion of a loss mitigation retention solution. The Company repurchased $518 million and $385 million of such EBO loans during the years ended December 31, 2025 and 2024, respectively. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the year ended December 31, 2025, the Company sold loans with a carrying value of approximately $773 million. The Company recognized net charge-offs totaling $0.2 million and a net gain of $1.5 million on these loan sales. The Company sold loans with a carrying value of $729 million and recognized net charge-offs totaling $3.4 million and a net loss of $6.6 million during the year ended December 31, 2024.
5. MORTGAGE SERVICING RIGHTS
The following table presents the changes in fair value of the Company's MSR portfolio related to its mortgage banking business and other information related to its servicing portfolio:

	Year Ended December 31,
	2025	2024
	(in millions)
Balance, beginning of period	$1,127	$1,124
Additions from loans sold with servicing rights retained	1,196	923
Carrying value of MSRs sold	(629)	(905)
Change in fair value	10	144
Realization of cash flows	(210)	(159)
Balance, end of period	$1,494	$1,127

Unpaid principal balance of mortgage loans serviced for others	$77,540	$61,089
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the years ended December 31, 2025 and 2024, the Company recognized a net gain of $8.1 million and $8.5 million on MSR sales, respectively. The UPB of loans underlying these sales totaled $37.2 billion and $56.2 billion for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had a remaining receivable balance of $22 million and $37 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $239.3 million and $254.2 million for the years ended December 31, 2025 and 2024, respectively, which are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of December 31, 2025 and 2024, net servicing advances totaled $108 million and $84 million, respectively, which are recorded as Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate changes in the below inputs that are used to determine fair value:

December 31, 2025
(in millions)
Fair value of mortgage servicing rights	$1,494
Increase (decrease) in fair value resulting from:
Interest rate change of 50 basis points
Adverse change	(133)
Favorable change	99
Option adjusted spread change of 50 basis points
Increase	(37)
Decrease	38
Conditional prepayment rate change of 1%
Increase	(41)
Decrease	44
Cost to service change of 10%
Increase	(23)
Decrease	6
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
6. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2025	2024
	(in millions)
Bank premises	$138	$96
Construction in progress	75	62
Furniture, fixtures, and equipment	129	125
Land and improvements	44	32
Leasehold improvements	104	98
Software	310	225
Total	800	638
Accumulated depreciation and amortization	(358)	(277)
Premises and equipment, net	$442	$361
Depreciation and amortization expense totaled $86.7 million, $71.0 million, and $49.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
7. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. At December 31, 2025 and 2024, repossessed assets totaled $137 million and $52 million, respectively, net of a valuation allowance of $8 million and $5 million, as of each respective date. These assets predominantly consisted of office properties at December 31, 2025 and 2024 and are included as part of Other assets in the Consolidated Balance Sheet.
The Company held 15 properties at December 31, 2025 compared to five at December 31, 2024. During the year ended December 31, 2025, the Company sold four properties with a carrying value of $40 million and recognized a net gain of $5.7 million on these sales. The Company recorded net valuation losses totaling $6.7 million and $1.2 million during the years ended December 31, 2025 and 2024, respectively. In addition, during the year ended December 31, 2025, one property with a carrying value of $48 million was transferred from OREO into Premises and equipment, net following a change in management intent.

8. LEASES
The Company has operating leases under which it leases its branch offices, corporate headquarters, and other offices. As of December 31, 2025 and 2024, the Company's operating lease ROU asset totaled $131 million and $128 million, respectively, and operating lease liability totaled $160 million and $159 million, respectively. A weighted average discount rate of 3.48%, 3.08%, and 2.96% was used in the measurement of the ROU asset and lease liability as of December 31, 2025, 2024, and 2023, respectively.
The Company's leases have remaining lease terms of one to eight years, with a weighted average lease term of 5.5, 5.9, and 6.6 years at December 31, 2025, 2024, and 2023, respectively. Some leases include multiple five-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. The Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its ROU asset and lease liability as of December 31, 2025.
The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2025:

(in millions)
2026	$32
2027	32
2028	31
2029	31
2030	27
Thereafter	24
Total lease payments	$177
Less: imputed interest	17
Total present value of lease liabilities	$160
The Company has no additional operating leases that will commence within the next 12 months.
Total operating lease costs of $28.8 million and other lease costs of $7.7 million, which include common area maintenance, parking, and taxes during the year ended December 31, 2025, were included as part of Occupancy expense in the Consolidated Income Statement. For the year ended December 31, 2024, operating lease costs and other lease costs totaled $28.8 million and $6.0 million, respectively, and for the year ended December 31, 2023, totaled $28.8 million and $4.9 million, respectively. Short-term lease costs were not material for the years ended December 31, 2025, 2024, and 2023.
The below table shows the supplemental cash flow information related to the Company's operating leases:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$29.8	$31.6	$19.3
Right-of-use assets obtained in exchange for new operating lease liabilities	26.5	6.4	6.3

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
During the years ended December 31, 2025 and 2024, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. During the year ended December 31, 2023, due to the industry disruption from the bank failures in early 2023, the Company performed an interim Step 0 goodwill impairment assessment as of each interim quarter end date. The Step 0 assessment included assessing the financial performance of the Company and analyzing qualitative factors applicable to the Company. As of each interim assessment date, management concluded that the long-term financial performance of the Company was not significantly altered as a result of these events or circumstances. Accordingly, it was determined that it was more likely than not the fair value of the Company and its reporting units exceeded their respective carrying values as of each interim assessment date.
For the Company's annual goodwill impairment assessment as of October 1, 2025, the Company performed a qualitative goodwill impairment assessment. As of October 1, 2024 and 2023, the Company elected to perform a Step 1 assessment. The Step 1 assessment employed income and market approaches in determining the fair value of the Company’s reporting units. The income approach utilized the reporting unit's forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit's estimated cost of equity as the discount rate to estimate value. Forecasted cash flows included estimates of earnings projections, growth, and credit loss expectations. The market approach relied upon valuation multiples derived from stock prices and enterprise values of publicly traded companies and also incorporated a control premium to develop an estimate of value. Based on the analyses performed, the Company determined the fair value of the Company and its reporting units exceeded their respective carrying values and therefore, goodwill impairment charges were not recorded during the years ended December 31, 2025, 2024, and 2023.
In addition, the Company's annual intangibles impairment assessment as of October 1, 2025, 2024, and 2023 indicated intangible assets were not impaired. Therefore, no impairment charges related to the Company's intangible assets were recorded during the years ended December 31, 2025, 2024 and 2023.
Below is a summary of the Company's goodwill by reporting unit:

	December 31,
	2025	2024
	(in millions)
Commercial banking (1)	$290	$290
Mortgage banking (2)	200	200
Legal banking (3)	37	37
Total	$527	$527
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

The following is a summary of the Company's acquired intangible assets:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization
Core deposits	$14	$14	$—	$14	$13	$1
Correspondent customer relationships	76	18	58	76	14	62
Customer relationships	18	11	7	18	9	9
Developed technology	4	3	1	4	2	2
Operating licenses	56	7	49	56	6	50
Trade names	10	3	7	10	2	8
Total intangible assets subject to amortization	$178	$56	$122	$178	$46	$132
As of December 31, 2025, the Company's intangible assets had a weighted average estimated useful life of 22.9 years. Amortization expense recognized on amortizable intangibles totaled $9.7 million, $10.5 million, and $10.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Below is a summary of future estimated aggregate amortization expense as of December 31, 2025:

(in millions)
2026	$9
2027	8
2028	8
2029	6
2030	5
Thereafter	86
Total	$122

10. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2025	2024
	(in millions)
Non-interest bearing deposits	$24,353	$18,846
Interest Bearing:
Demand accounts	18,416	15,878
Savings and money market accounts	24,586	21,208
Time certificates of deposit ($250,000 or more)	2,276	1,640
Other time deposits (1)	7,528	8,769
Total deposits	$77,159	$66,341
(1)    Retail brokered time deposits over $250,000 of $4.3 billion and $5.6 billion as of December 31, 2025 and 2024, respectively, are included within Other time deposits as these deposits are generally participated out by brokers in shares below the FDIC insurance limit.
The summary of the contractual maturities for all time deposits as of December 31, 2025 is as follows:

(in millions)
2026	$9,183
2027	603
2028	13
2029	2
Thereafter	3
Total	$9,804
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At December 31, 2025 and 2024, the Company held wholesale brokered deposits of $5.4 billion and $6.9 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At December 31, 2025, the Company had $14.4 billion of reciprocal deposits, compared to $14.0 billion at December 31, 2024.
In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $25.1 billion and $20.7 billion at December 31, 2025 and 2024, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Year Ended December 31,
	2025	2024	2023
Income statement line item	(in millions)
Interest income (1)	$240.9	$239.8	$146.8
Service charges and fees (1)	21.2	26.1	24.7
Deposit costs (2)	606.8	668.7	422.5
Total earnings credit and referral costs	$868.9	$934.6	$594.0
(1)    Earnings credits recorded as a reduction to Interest income and Service charges and fees.
(2)    Deposit costs also included $23.7 million, $24.5 million, and $14.2 million in other deposit related costs for the years ended December 31, 2025, 2024, and 2023, respectively, primarily associated with reciprocal deposits.

11. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	December 31,
	2025	2024
	(in millions)
Short-Term:
FHLB advances	$3,800	$3,100
Repurchase agreements	—	14
Secured borrowings	48	37
Total short-term borrowings	$3,848	$3,151
Long-Term:
FHLB advances	$1,000	$2,000
Credit linked notes, net	392	422
Total long-term borrowings	$1,392	$2,422
Total other borrowings	$5,240	$5,573
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains uncommitted overnight federal funds lines of credit, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. There were no outstanding borrowings on federal funds lines of credit as of December 31, 2025 and 2024.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged at the time of the borrowing, generally consisting of investment securities and loans. As of December 31, 2025 and 2024, the Company had additional available credit with the FHLB of approximately $8.8 billion and $8.7 billion, respectively. The weighted average rate on FHLB advances was 4.02% and 4.77% as of December 31, 2025 and 2024, respectively.
Total available credit with the FRB was $17.8 billion and $12.4 billion as of December 31, 2025 and 2024, respectively, of which no amounts were drawn.
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
As of December 31, 2025 and 2024, the Company had access to approximately $2.1 billion and $2.3 billion in uncommitted warehouse funding, respectively, of which no amounts were drawn.
Other repurchase facilities included overnight customer repurchase agreements. The total carrying value of these repurchase agreements was zero and $14 million as of December 31, 2025 and 2024, respectively.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.14% and 6.30% as of December 31, 2025 and 2024, respectively.

Long-Term Borrowings
FHLB Advances
The Company also enters into long-term advances with the FHLB. The Company's borrowing capacity is determined based on the collateral pledged at the time of the borrowing, consisting of the same pools of investment securities and loans pledged for the short-term FHLB advances. The interest rates on these advances are based on daily SOFR plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest plus a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advance. After three months from the inception date of the advances, prepayments are no longer subject to the make-whole provision. The weighted average rate on these long-term FHLB advances was 4.24% and 4.85% as of December 31, 2025 and 2024, respectively.
The Company's outstanding long-term FHLB advances are detailed in the tables below:

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	October 30, 2025	February 1, 2027	SOFR + 0.38%	$500
FHLB advance	November 26. 2025	February 26, 2027	SOFR + 0.36%	500
Total				$1,000

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	November 22, 2024	February 24, 2026	SOFR + 0.35%	$500
FHLB advance	December 5, 2024	March 5, 2026	SOFR + 0.35%	1,000
FHLB advance	December 19, 2024	March 19, 2026	SOFR + 0.38%	500
Total				$2,000

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
The Company's outstanding credit linked note issuances are detailed in the tables below:

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$80	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	160	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	167	2
Total				$407	$7

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$84	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	170	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	180	2
Total				$434	$7
(1)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.6 billion and $1.7 billion as of December 31, 2025 and 2024, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.2 billion and $3.4 billion as of December 31, 2025 and 2024, respectively.
(3)    There are six classes of these notes, each with an interest rate of SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.3 billion and $3.5 billion as of December 31, 2025 and 2024, respectively.

12. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$4
WAB fixed-to-variable-rate (2)	November 2025	November 15, 2035	6.54%	400	4
Total				$1,000	$8

December 31, 2024
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$5
WAB fixed-to-variable-rate (3)	May 2020	June 1, 2030	5.25%	225	—
Total				$825	$5
(1)    Notes are redeemable, in whole or in part, beginning on June 15, 2026 at their principal amount plus accrued and unpaid interest and has a fixed interest rate of 3.00%. The notes also convert to a variable rate of three-month SOFR plus 225 basis points on this date.
(2)    Notes are redeemable, in whole but not in part, on or after November 15, 2030 and in whole or in part, on or after August 15, 2035, at their principal amount plus accrued and unpaid interest. The notes have a fixed interest rate of approximately 6.54% through November 14, 2030 and then converts to a fixed rate per annum equal to the U.S. Treasury Rate for a five-year maturity plus 285 basis points.
(3)    Debt is redeemable, in whole or in part, on or after June 1, 2025 at its principal amount plus accrued and unpaid interest and has a fixed interest rate of 5.25% through June 1, 2025 and then converts to a variable rate per annum equal to three-month SOFR plus 512 basis points.
During the year ended December 31, 2025, the Company fully redeemed its WAB fixed-to-variable-rate subordinated debt at its $225 million principal amount plus accrued and unpaid interest. In addition, the Company issued new WAB fixed-to-variable-rate subordinated debt at a $400 million principal amount.
The carrying value of all subordinated debt issuances totaled $990 million and $820 million at December 31, 2025 and 2024, respectively.
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
The carrying value of junior subordinated debt was $86 million and $79 million as of December 31, 2025 and 2024, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of December 31, 2025 and 2024 was 6.25% and 6.90%, respectively.
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

13. EQUITY
Stock-Based Compensation
Restricted Stock Awards
The Incentive Plan, as amended, gives the BOD the authority to grant up to 14.6 million in stock award units consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year and also limits the total compensation (cash and stock) that can be awarded to a non-employee director to $600,000 in any calendar year. Stock award units available for grant at December 31, 2025 totaled 4.0 million.
Restricted stock awards granted to employees generally vest over a three-year period and stock grants made to non-employee WAL directors generally vest over one year. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the year ended December 31, 2025, the Company recognized stock-based compensation expense related to employee and WAL director stock grants of $36.8 million, compared to $40.2 million and $32.7 million for the years ended December 31, 2024 and 2023, respectively.
A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in millions, except per share amounts)
Balance, beginning of period	1.4	$71.95	1.1	$83.19
Granted	0.6	87.24	0.8	62.03
Vested	(0.4)	82.90	(0.3)	87.97
Forfeited	(0.2)	71.60	(0.2)	71.09
Balance, end of period	1.4	$74.93	1.4	$71.95
The weighted average grant date fair value of all restricted stock awards granted during the years ended December 31, 2025, 2024, and 2023 totaled $51.1 million, $47.2 million, and $45.5 million, respectively. The fair value of restricted stock that vested during the years ended December 31, 2025, 2024, and 2023 totaled $38.4 million, $19.9 million, and $22.9 million, respectively.
As of December 31, 2025, there was $38.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance and market measures over a three-year performance period. For the 2025 and 2024 awards, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, while the market measure is based on relative TSR performance. For the 2023 award, the measures are based on achievement of a specified cumulative EPS target and a TSR performance factor. The number of shares issued will vary based on the measures that are achieved. During the year ended December 31, 2025, the Company recognized stock-based compensation expense related to these performance stock units of $10.9 million, compared to $4.2 million and $1.6 million during the years ended December 31, 2024 and 2023, respectively.
The three-year performance period for the 2023 grant ended on December 31, 2025, and based on the Company's cumulative EPS and TSR performance measures for the performance period, these shares vested at 50% of the target award under the terms of the grant. As a result, 50,280 shares became fully vested and will be distributed to executive management in the first quarter of 2026. For the 2022 grant, the Company did not achieve the cumulative EPS and TSR performance measures for the three-year performance period that ended on December 31, 2024; consequently, no shares from this grant vested. The three-year performance period for the 2021 grant ended on December 31, 2023, vesting at 168% of the target award, with 129,942 shares distributed to executive management.
Cash Settled Restricted Stock Units
During the year ended December 31, 2024, the Company began granting cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the year ended December 31, 2025, the Company recognized compensation expense related to these awards of $2.4 million, compared to $1.3 million for the year ended December 31, 2024. There were no such units outstanding during the year ended December 31, 2023.
Deferred Stock Units
During the year ended December 31, 2024, the Company began granting deferred stock unit awards to certain members of its management team, which are intended to provide supplemental executive retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards, including dividend equivalent units, granted during year ended December 31, 2025 totaled $3.2 million, compared to $5.7 million for the year ended December 31, 2024. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the year ended December 31, 2025, the Company recognized stock-based compensation expense related to these stock grants of $3.9 million, compared to $3.3 million for the year ended December 31, 2024. There were no such units outstanding during the year ended December 31, 2023.
Common Stock Repurchase
During the year ended December 31, 2025, the Company's BOD approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $300 million of its shares of common stock. During the year ended December 31, 2025, the Company repurchased 842,956 shares of its common stock. The shares were repurchased at a weighted average price of $80.82, for a total payment of $68.1 million. There were no share repurchases during the years ended December 31, 2024 and 2023. As of December 31, 2025, the aggregate remaining approved amount under the stock repurchase program was approximately $232 million.
Preferred Stock
The Company issued and has outstanding 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). The dividend rate resets every five years beginning on September 30, 2026 to the five-year treasury rate as of the most recent reset dividend determination date plus 3.452%. The Series A preferred stock is redeemable at the Company's option on or after September 30, 2026, on any dividend payment date at a redemption price of $10,000 per share and only participates in the undistributed earnings of the Company if a dividend is declared. During each of the years ended December 31, 2025, 2024, and 2023, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $12.8 million.
Cash Dividend on Common Shares
During the year ended December 31, 2025, the Company declared and paid quarterly cash dividends of $0.38 per share for the first three quarters of the year and increased the quarterly cash dividend to $0.42 per share in the fourth quarter, for a total dividend payment to stockholders of $172.0 million. During the year ended December 31, 2024, the Company declared and paid quarterly cash dividends of $0.37 per share for the first three quarters of the year and increased the quarterly cash dividend to $0.38 per share in the fourth quarter, for a total dividend payment to stockholders of $164.0 million. During the year ended December 31, 2023, the Company declared and paid quarterly cash dividends of $0.36 per share for the first three quarters of the year and increased the quarterly cash dividend to $0.37 per share in the fourth quarter, for a total dividend payment to stockholders of $158.7 million.

Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the year ended December 31, 2025, the Company purchased treasury shares of 136,486 at a weighted average price of $87.27 per share, compared to 141,983 shares at a weighted average price per share of $61.40 in 2024, and 152,452 shares at a weighted average price per share of $72.27 in 2023.
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
During the year ended December 31, 2025, dividends of $21.6 million were declared and paid to Series B preferred stockholders. These dividend payments are classified as Net income attributable to noncontrolling interest in the Consolidated Income Statement and as Dividends paid to noncontrolling interest in the Consolidated Statement of Equity.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in millions)
Balance, December 31, 2022	$(663.7)	$(0.3)	$3.0	$—	$(661.0)
Other comprehensive income (loss) before reclassifications	116.9	—	(0.2)	1.2	117.9
Amounts reclassified from AOCI	30.2	—	—	—	30.2
Net current-period other comprehensive income (loss)	147.1	—	(0.2)	1.2	148.1
Balance, December 31, 2023	$(516.6)	$(0.3)	$2.8	$1.2	$(512.9)
Other comprehensive loss before reclassifications	(5.1)	(0.1)	(1.4)	(1.2)	(7.8)
Amounts reclassified from AOCI	(13.0)	—	—	—	(13.0)
Net current-period other comprehensive loss	(18.1)	(0.1)	(1.4)	(1.2)	(20.8)
Balance, December 31, 2024	$(534.7)	$(0.4)	$1.4	$—	$(533.7)
Other comprehensive income (loss) before reclassifications	216.3	0.4	(4.9)	—	211.8
Amounts reclassified from AOCI	(22.3)	—	—	—	(22.3)
Net current-period other comprehensive income (loss)	194.0	0.4	(4.9)	—	189.5
Balance, December 31, 2025	$(340.7)	$—	$(3.5)	$—	$(344.2)
The following table presents reclassifications out of AOCI:

	Year Ended December 31,
Income Statement Classification	2025	2024	2023
	(in millions)
Gain (loss) on sales of AFS debt securities, net	$29.8	$17.4	$(40.4)
Income tax (expense) benefit	(7.5)	(4.4)	10.2
Gain (loss), net of tax	$22.3	$13.0	$(30.2)

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
The Company has pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans, AFS debt securities, and qualifying debt instruments. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on SOFR plus a spread adjustment. During the year ended December 31, 2025, the Company terminated interest rate swaps on hedged AFS U.S. Treasury securities. The terminated hedges had notional values that totaled $4.0 billion and cumulative basis adjustments of $45 million at the time of termination, respectively. As the hedged securities were sold in the same period as the termination of the swap, both the basis adjustment and the related loss on sale of the hedged securities were recognized in earnings as a component of Gain on sales of investment securities, resulting in a net gain of $23.6 million during the year ended December 31, 2025, as described in "Note 2. Investment Securities."
The Company's fixed/receive variable interest rate swaps, designated as fair value hedges also includes hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets, whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company received a variable rate and paid a fixed rate on the outstanding notional amount. During the year ended December 31, 2025, the Company terminated an additional portion of its portfolio layer method swaps. The terminated hedge had a notional value of $500 million and a cumulative loan basis adjustment of $1 million at the time of termination. During the year ended December 31, 2024, the Company terminated a portion of its portfolio layer method swaps. The terminated hedge had a notional value of $500 million and a cumulative loan basis adjustment of $4 million at the time of termination. For both terminations, the cumulative loan basis adjustments were allocated to the individual loans remaining within the closed pool and will be amortized over the remaining life of these loans through interest income.
Previously, the Company had pay fixed/receive variable interest rate swaps, designated as fair value hedges using the last-of-layer method. Upon termination of these last-of-layer hedges in 2022, the cumulative basis adjustment on these hedges was allocated across the remaining loan pool and was being amortized over the remaining term. The terminated last-of-layer hedge basis adjustment was fully amortized at December 31, 2024.
Derivatives Not Designated in Hedge Relationships
Management enters into certain contracts and agreements, including foreign exchange derivative contracts, back-to-back interest rate contracts, risk participation agreements, and equity warrants, which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. The Company's back-to-back interest rate contracts are used to allow customers to manage long-term interest rate risk. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. Risk participation agreements are entered into with lead banks in certain loan syndication deals to share in the risk of default on interest rate swaps on participated loans. Equity warrants represent the right to buy shares in a company at a specified price and are acquired by the Company primarily in connection with negotiating credit facilities and certain other services to private, venture-backed companies in the technology industry.

The Company also uses derivative financial instruments to manage exposure to interest rate risk within its mortgage banking business related to IRLCs and its inventory of loans HFS and MSRs. The Company economically hedges the changes in fair value associated with changes in interest rates generally by utilizing forward purchase and sale commitments, interest rate futures, and interest rate contracts.
Fair Value Hedges
As of December 31, 2025 and 2024, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	December 31, 2025		December 31, 2024
	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)
	(in millions)
Loans HFI, net of deferred loan fees and costs (3)	$3,811	$—	$4,320	$(96)
Investment securities - AFS	3,006	(65)	—	—
Qualifying debt	(396)	2	—	—
(1)    Represents the amortized cost basis of the hedged assets and liabilities.
(2)Included in the carrying value of the hedged assets and liabilities.
(3)    Included portfolio layer method derivative instruments with $3.5 billion and $4.0 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $7.2 billion and $8.7 billion) as of December 31, 2025 and 2024, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $8 million and $78 million as of December 31, 2025 and 2024, respectively.
For the Company's derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period earnings. The loss or gain on the hedged item is recognized in the same line item as the offsetting loss or gain on the related interest rate swaps. For loans and AFS debt securities, the gain or loss on the hedged item is included in interest income, and for qualifying debt, the gain or loss on the hedged item is included in interest expense, as shown in the table below.

	Year Ended December 31,
	2025		2024		2023
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$(100.6)	$99.2	$99.7	$(100.3)	$(22.8)	$23.8
Interest income on investment securities	64.2	(64.6)	—	—	—	—
Interest expense on qualifying debt	(1.6)	1.6	—	—	—	—
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized interest income of $0.4 million related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the year ended December 31, 2025 and $8.9 million and $11.8 million related to its discontinued last-of-layer hedges for the years ended December 31, 2024 and 2023, respectively.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of December 31, 2025, 2024, and 2023. The change in the notional amounts of these derivatives from December 31, 2023 to December 31, 2025 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	December 31, 2025			December 31, 2024			December 31, 2023
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$7,216	$85	$22	$4,344	$97	$—	$3,895	$19	$24
Total	$7,216	$85	$22	$4,344	$97	$—	$3,895	$19	$24

Derivatives not designated as hedging instruments:
Foreign currency contracts	$530	$8	$4	$69	$1	$1	$135	$1	$1
Forward contracts	27,271	21	43	21,731	81	48	13,170	27	55
Futures contracts (1)	23,170	—	—	13,200	—	—	11,030	—	—
Interest rate lock commitments	3,201	20	1	2,396	5	7	1,822	18	—
Interest rate contracts	10,228	34	36	6,336	19	20	3,628	19	20
Risk participation agreements	242	—	—	99	—	—	72	—	—
Equity warrants	50	39	—	59	30	—	55	4	—
Total	$64,692	$122	$84	$43,890	$136	$76	$29,912	$69	$76
Margin	—	366	7	—	72	3	—	202	(9)
Total, including margin	$64,692	$488	$91	$43,890	$208	$79	$29,912	$271	$67
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	December 31, 2025			December 31, 2024			December 31, 2023
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$6	$—	$6	$1	$—	$1	$—	$—	$—
Forward contracts	21	—	21	81	—	81	27	—	27
Interest rate contracts	86	—	86	106	—	106	31	—	31
Margin	366	—	366	72	—	72	202	—	202
Netting	—	(85)	(85)	—	(52)	(52)	—	(67)	(67)
	$479	$(85)	$394	$260	$(52)	$208	$260	$(67)	$193
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$—	$—	$—	$(1)	$—	$(1)
Forward contracts	(40)	—	(40)	(47)	—	(47)	(55)	—	(55)
Interest rate contracts	(46)	—	(46)	(6)	—	(6)	(31)	—	(31)
Margin	(7)	—	(7)	(3)	—	(3)	9	—	9
Netting	—	85	85	—	52	52	—	67	67
	$(94)	$85	$(9)	$(56)	$52	$(4)	$(78)	$67	$(11)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$2	$—	$2	$—	$—	$—	$1	$—	$1
Interest rate lock commitments	20	—	20	5	—	5	18	—	18
Interest rate contracts	33	—	33	10	—	10	7	—	7
Equity warrants	39	—	39	30	—	30	4	—	4
	$94	$—	$94	$45	$—	$45	$30	$—	$30
Liabilities
Foreign currency contracts	$(3)	$—	$(3)	$(1)	$—	$(1)	$—	$—	$—
Forward contracts	(3)	—	(3)	(1)	—	(1)	—	—	—
Interest rate lock commitments	(1)	—	(1)	(7)	—	(7)	—	—	—
Interest rate contracts	(12)	—	(12)	(14)	—	(14)	(13)	—	(13)
	$(19)	$—	$(19)	$(23)	$—	$(23)	$(13)	$—	$(13)
Total derivatives and margin
Assets	$573	$(85)	$488	$305	$(52)	$253	$290	$(67)	$223
Liabilities	(113)	85	(28)	(79)	52	(27)	(91)	67	(24)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Year Ended December 31,
	2025	2024
	(in millions)
Net gain (loss) on loan origination and sale activities:
Forward contracts	$(174.8)	$84.8
Interest rate lock commitments	21.9	(20.0)
Interest rate contracts	(0.6)	(6.3)
Other contracts	3.7	(0.4)
Net (loss) gain on derivatives	$(149.8)	$58.1
Net loan servicing revenue:
Interest rate swaps	$17.5	$(72.3)
Forward contracts	13.7	(43.9)
Futures contracts	2.1	5.9
Net gain (loss) on derivatives	$33.3	$(110.3)
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At December 31, 2025 and 2024, collateral pledged by the Company to counterparties for its derivatives totaled $382 million and $117 million, respectively.
16. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Weighted average shares - basic	108.8	108.6	108.3
Dilutive effect of stock awards	0.7	0.7	0.2
Weighted average shares - diluted	109.5	109.3	108.5
Net income available to common stockholders	$956.2	$774.9	$709.6

Earnings per common share:
Basic	$8.79	$7.14	$6.55
Diluted	8.73	7.09	6.54

17. INCOME TAXES
Beginning with the annual period ending December 31, 2025, the Company adopted the guidance within ASU 2023-09, Income Taxes (Topic 740), which expanded disclosure requirements to increase visibility into various income tax components that affect the reconciliation of the effective tax rate to the statutory rate, as well as the qualitative and quantitative aspects of those components. This guidance was adopted on a prospective basis effective as of and for the year ended December 31, 2025, therefore, disclosures from prior periods remain unchanged.
The Company’s income before provision for income taxes was generated from its operations within the United States. The below table disaggregates current and deferred income tax expense for the year ended December 31, 2025 by federal and state and local jurisdictions:

(in millions)
Current tax expense
Federal	$322.2
State and local	25.5
Total current tax expense	347.7
Deferred tax benefit
Federal	(126.6)
State and local	(4.5)
Total deferred tax benefit	(131.1)
Income tax expense
Federal	195.6
State and local	21.0
Total income tax expense	$216.6

The provision for income tax expense consisted of the following components for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Current	$191.1	$236.1
Deferred	12.4	(24.9)
Total income tax expense	$203.5	$211.2

The following tables present a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Year Ended December 31, 2025
	Amount	Percent
	(in millions)
Income tax at statutory rate	$253.5	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefits (1)	16.2	1.3
Effect of changes in tax laws or rates enacted in the current period	—	—
Tax credits
Investment tax credits	(37.4)	(3.1)
Other	(3.2)	(0.3)
Change in valuation allowances	—	—
Nontaxable or nondeductible items
Nondeductible insurance premiums	25.2	2.1
Tax exempt income	(31.6)	(2.6)
Other	(6.6)	(0.5)
Changes in unrecognized tax benefits	0.6	0.0
Other adjustments	(0.1)	0.0
Total income tax expense	$216.6	17.9%
(1)State and local taxes in California, New York State, New York City, and Arizona made up the majority (approximately 64 percent) of the tax effect in this category.

	Year Ended December 31,
	2024	2023
	(in millions)
Income tax at statutory rate	$208.2	$196.1
Increase (decrease) resulting from:
Non-deductible insurance premiums	31.1	24.1
State income taxes, net of federal benefits	18.3	35.0
Tax-exempt income	(31.3)	(28.3)
Investment tax credits	(19.7)	(13.2)
Other, net	(3.1)	(2.5)
Total income tax expense	$203.5	$211.2
Effective tax rate	20.5%	22.6%
The decrease in the effective tax rate for the year ended December 31, 2025 compared to the same period in 2024 was primarily attributable to higher investment tax credit benefits and a reduction in nondeductible insurance premium expenses. The decrease in the effective tax rate for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to higher investment tax credit benefits and tax-exempt income.
The following table presents income taxes paid (net of refunds received) during the year ended December 31, 2025 by jurisdiction:

(in millions)
U.S. Federal	$19.4
U.S. state and local
California	7.2
New York City	3.6
New York State	3.4
New Jersey	(3.7)
Other (1)	1.8
Total income taxes paid	$31.7
(1)    The amount of income taxes paid (net of refund received) during the tax year either does not meet the 5% disaggregation threshold or is immaterial.

The cumulative tax effects of the temporary differences are shown in the following table:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Allowance for credit losses	$141	$109
Unrealized loss on AFS securities	108	175
Tax credit carryovers	91	—
Lease liability	41	41
Accrued expenses	41	—
Research and experimentation costs	35	41
Net operating loss carryovers	23	17
FDIC special assessment	—	13
Other	56	52
Total gross deferred tax assets	536	448
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	536	448
Deferred tax liabilities:
Mortgage servicing rights	(53)	(31)
Right of use asset	(34)	(33)
Premises and equipment	(24)	(30)
Unearned premiums	(20)	(15)
Deferred loan costs	(16)	(12)
Goodwill	(13)	(13)
Leasing basis differences	(7)	(9)
Other	(20)	(24)
Total deferred tax liabilities	(187)	(167)
Deferred tax assets, net	$349	$281
At December 31, 2025, the net DTA balance totaled $349 million, an increase of $68 million from $281 million at December 31, 2024. This overall increase in the net DTA was primarily the result of increases in credit carryovers, the allowance for credit losses, and accrued bonuses that were not fully offset by the increases in the fair market value of AFS securities and the MSR DTL. Although realization is not assured, the Company believes realization of the recognized net DTA of $349 million at December 31, 2025 is more-likely-than-not based on expectations regarding future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
The Company had no deferred tax valuation allowance as of December 31, 2025 and 2024.
As of December 31, 2025, the Company’s gross federal NOL carryovers, all of which are subject to limitations under Section 382 of the IRC, totaled $34 million, for which a DTA of $3 million has been recorded, which reflects the expected benefit of these federal NOL carryovers after application of the Section 382 limitation. The Company also generated a total of $517 million of gross NOLs in the states of Alabama, Arizona, Florida, Georgia, Maryland, Nebraska, North Carolina, and Tennessee as of December 31, 2025, for which a DTA of $20 million has been recorded. The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2021.
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

The total gross activity of unrecognized tax benefits related to the Company's uncertain tax positions are shown in the following table:

	December 31,
	2025	2024
	(in millions)
Beginning balance	$7.7	$7.9
Gross increases
Tax positions in prior periods	—	—
Current period tax positions	0.8	0.3
Gross decreases
Tax positions in prior periods	(0.1)	(0.5)
Ending balance	$8.4	$7.7
During the year ended December 31, 2025, the Company added a new position, which resulted in a tax detriment of $0.8 million. In addition, $0.1 million related to prior period tax positions were reversed due to adjustments made to prior periods.
At December 31, 2025 and 2024, unrecognized tax benefits, net of associated deferred tax benefits, totaled $7.2 million and $6.6 million, respectively, that, if recognized, would favorably impact the effective tax rate.
During the years ended December 31, 2025, 2024, and 2023, no amounts were recognized for interest and penalties as it relates to uncertain tax positions and as of December 31, 2025 and 2024, there was no accrual for penalties and interest.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $593 million and $606 million as of December 31, 2025 and 2024, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $329 million and $320 million as of December 31, 2025 and 2024, respectively.
The Company recognized $89.5 million, $77.6 million, and $64.1 million of tax credits related to LIHTC investments for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024, and 2023, $76.4 million, $75.2 million, and $64.3 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2025	2024
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,034 and $860 at December 31, 2025 and 2024, respectively	$15,420	$13,546
Credit card commitments and financial guarantees	813	585
Letters of credit, including unsecured letters of credit of $2 at December 31, 2025 and 2024	598	437
Total	$16,831	$14,568
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2025:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Commitments to extend credit	$15,420	$2,953	$6,776	$2,487	$3,204
Credit card commitments and financial guarantees	813	813	—	—	—
Letters of credit	598	218	296	26	58
Total	$16,831	$3,984	$7,072	$2,513	$3,262
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $49.6 million and $39.5 million as of December 31, 2025 and 2024, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.

Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 17. Income Taxes" of these Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $21 million and $6 million as of December 31, 2025 and 2024, respectively.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 48% and 43% of the Company's HFI loan portfolio as of December 31, 2025 and 2024, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2025 and 2024, CRE related loans accounted for approximately 27% and 30% of total loans, respectively. Approximately 14% and 16% of these CRE loans, excluding construction and land loans, were owner-occupied as of December 31, 2025 and 2024, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of December 31, 2025 and 2024.
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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Unrealized losses	$(6.5)	$(1.9)	$(0.3)
Changes included in OCI, net of tax	(4.9)	(1.4)	(0.2)

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
Derivative financial instruments: Forward contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market prices, contracted selling prices, or a market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for estimated pull-through rates. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience. Equity warrants are measured using a Black-Scholes option pricing model based on contractual strike price, expected term, the risk-free interest rate, volatility assumptions, dividend yields, and underlying stock prices. As a majority of the warrants in our portfolio are with privately-held companies, volatility assumptions used in the Black Scholes model are based on public company comparables in similar industries. The volatility input is considered Level 3 as the underlying equity is not publicly traded and is determined using comparable publicly traded companies. The asset valuations are further adjusted using a reliability estimate due to the nature of data availability of privately-held companies. In addition to the above, warrants with public-held companies utilize the underlying stock price and are further adjusted by applying a discount up to 20 percent if certain sales restrictions are present.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates it will pay the debt according to its contractual terms.

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
December 31, 2025
Available-for-sale debt securities
Residential MBS issued by GSEs and GNMA	$—	$7,230	$—	$7,230
U.S. Treasury securities	5,970	—	—	5,970
CLO	—	2,747	—	2,747
Private label residential MBS	—	1,039	—	1,039
Tax-exempt	—	802	—	802
Commercial MBS issued by GSEs and GNMA	—	635	—	635
Corporate debt securities	—	297	—	297
Other	28	40	—	68
Total AFS debt securities	$5,998	$12,790	$—	$18,788
Equity securities
Preferred stock	$52	$—	$—	$52
CRA investments	27	—	—	27
Total equity securities	$79	$—	$—	$79
Loans HFS (2)	$—	$2,664	$700	$3,364
Mortgage servicing rights	—	—	1,494	1,494
Derivative assets (1)	—	148	59	207
Liabilities:
Junior subordinated debt (3)	$—	$—	$71	$71
Derivative liabilities (1)	—	105	1	106
(1)See "Note 15. Derivatives and Hedging Activities." Derivative assets and liabilities exclude margin of $366 million and $7 million, respectively.
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2025	2024	2023
	(in millions)
Beginning balance	$(64.7)	$(62.8)	$(62.5)
Change in fair value (1)	(6.5)	(1.9)	(0.3)
Ending balance	$(71.2)	$(64.7)	$(62.8)
(1)Unrealized (losses) gains attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(4.9) million, $(1.4) million, and $(0.2) million for the years ended December 31, 2025, 2024, and 2023, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$71	Discounted cash flow	Implied credit rating of the Company	5.36%

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$65	Discounted cash flow	Implied credit rating of the Company	7.43%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2025 and 2024 was the implied credit risk for the Company. The implied credit risk spread as of December 31, 2025 and 2024 was calculated as the difference between the average of the 10 and 15-year 'BB' rated financial indexes over the corresponding swap indexes.
As of December 31, 2025, the Company estimates the discount rate at 5.36%, which represents an implied credit spread of 1.71% plus three-month SOFR (3.65%). As of December 31, 2024, the Company estimated the discount rate at 7.43%, which was a 3.12% credit spread plus three-month SOFR (4.31%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	For the Year Ended December 31,
	2025			2024
	Loans HFS	MSRs	IRLCs (1)	Loans HFS	MSRs	IRLCs (1)
	(in millions)
Balance, beginning of period	$3	$1,127	$(2)	$3	$1,124	$18
Purchases and additions	916	1,196	24,221	93	923	18,896
Sales and payments	(245)	(629)	—	(95)	(905)	—
Transfers from Level 2 to Level 3	6	—	—	2	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(24,217)	—	—	(18,916)
Change in fair value	20	10	17	—	144	—
Realization of cash flows	—	(210)	—	—	(159)	—
Balance, end of period	$700	$1,494	$19	$3	$1,127	$(2)
Changes in unrealized gains (losses) for the period (2)	$20	$7	$19	$—	$71	$(2)
(1)    IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.
The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		December 31, 2025
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	283 - 317	316
	Conditional prepayment rate (1)	6.1% - 14.1%	11.0%
	Recapture rate	0.0% - 55.0%	25.5%
	Servicing fee rate (in basis points)	25.0 - 56.5	38.1
	Cost to service	$77 - $83	$79
Loans HFS:	Lifetime liquidation probability (2)	1.6% - 10.7%	4.6%
IRLCs:	Servicing fee multiple	4.7 - 6.5	5.5
	Pull-through rate	74% - 100%	92%

		December 31, 2024
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	21 - 315	237
	Conditional prepayment rate (1)	8.4% - 19.0%	14.0%
	Recapture rate	20.0% - 20.0%	20.0%
	Servicing fee rate (in basis points)	25.0 - 56.5	36.4
	Cost to service	$75 - $95	$82
Loans HFS:	Whole loan spread to TBA price (in basis points) (2)	(9.0) - 0.0	(7.0)
IRLCs:	Servicing fee multiple	4.3 - 6.4	5.3
	Pull-through rate	76% - 100%	92%
(1)    Lifetime total prepayment speed annualized.
(2)    Level 3 loans HFS at December 31, 2025 primarily consisted of EBO loans, which utilized lifetime liquidation probability as a significant unobservable input , whereas at December 31, 2024, these loans were largely non-agency loans that utilized whole loan spread to TBA price as a significant unobservable input.

The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	December 31,
	2025			2024
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$2,846	$2,744	$102	$2,244	$2,195	$49
90 days or more delinquent	518	501	17	—	—	—
Total	$3,364	$3,245	$119	$2,244	$2,195	$49
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of December 31, 2025
Loans HFI	$395	$—	$—	$395
Other assets acquired through foreclosure	137	—	—	137
As of December 31, 2024
Loans HFI	$561	$—	$—	$561
Other assets acquired through foreclosure	52	—	—	52
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2025	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$395	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	137	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

	December 31, 2024	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$561	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	52	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

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
Total Level 3 collateral dependent loans had an estimated fair value of $395 million and $561 million at December 31, 2025 and 2024, respectively, net of a specific ACL of $15 million and $46 million at December 31, 2025 and 2024, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $137 million and $52 million of such assets at December 31, 2025 and 2024, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,584	$—	$1,427	$—	$1,427
AFS	18,788	5,998	12,790	—	18,788
Equity securities	79	79	—	—	79
Derivative assets (1)	207	—	148	59	207
Loans HFS	3,498	—	2,664	834	3,498
Loans HFI, net	58,216	—	—	57,206	57,206
Mortgage servicing rights	1,494	—	—	1,494	1,494
Accrued interest receivable	473	—	473	—	473
Financial liabilities:
Deposits	$77,159	$—	$77,185	$—	$77,185
Other borrowings	5,240	—	5,242	—	5,242
Qualifying debt	1,076	—	981	87	1,068
Derivative liabilities (1)	106	—	105	1	106
Accrued interest payable	116	—	116	—	116
(1)    Derivative assets and liabilities exclude margin of $366 million and $7 million, respectively.

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,526	$—	$1,309	$—	$1,309
AFS	13,468	4,385	9,083	—	13,468
Equity securities	117	117	—	—	117
Derivative assets (1)	233	—	198	35	233
Loans HFS	2,286	—	2,259	27	2,286
Loans HFI, net	53,302	—	—	53,070	53,070
Mortgage servicing rights	1,127	—	—	1,127	1,127
Accrued interest receivable	362	—	362	—	362
Financial liabilities:
Deposits	$66,341	$—	$66,393	$—	$66,393
Other borrowings	5,573	—	5,545	—	5,545
Qualifying debt	899	—	789	78	867
Derivative liabilities (1)	76	—	69	7	76
Accrued interest payable	138	—	138	—	138
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at December 31, 2025 and 2024 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at December 31, 2025 and 2024.

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
As of December 31, 2025 and 2024, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)

December 31, 2025
WAL	$9,185	$7,672	$63,408	$94,007	14.5%	12.1%	8.2%	11.0%
WAB	8,667	7,750	63,395	93,891	13.7	12.2	8.3	11.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2024
WAL	$7,922	$6,687	$56,019	$82,691	14.1%	11.9%	8.1%	11.3%
WAB	7,444	6,803	55,983	82,562	13.3	12.2	8.2	12.2
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes it is in compliance with these requirements as of December 31, 2025.

21. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 75% (up to a maximum of $23,500 for those under 50 years of age and $31,000 for those between 50 and 59 years of age) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 100% of the first 5% of the participant’s compensation deferred into the plan during the year ended December 31, 2025. The Company’s contributions to this plan totaled $20.0 million, $17.8 million, and $17.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
In addition, the Company has a SERP, which is an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The projected benefit obligation was $14 million and $15 million as of December 31, 2025 and 2024, respectively, all of which was unfunded. Net periodic benefit cost totaled $1.0 million,$1.2 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Federal banking regulations require any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity for such loans:

	Year Ended December 31,
	2025	2024
	(in millions)
Balance, beginning	$22	$—
New loans	1	22
Advances	—	—
Repayments and other	—	—
Balance, ending	$23	$22
None of these loans were past due, on nonaccrual status or have been restructured during the year ended December 31, 2025 to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. In addition, there were no loans to a related party that were considered classified loans at December 31, 2025 or 2024. For the years ended December 31, 2025, 2024, and 2023 interest income associated with related party loans was approximately $1.5 million, $0.1 million, and $1.6 million, respectively. Loan commitments outstanding with related parties totaled $32 million and $82 million at December 31, 2025 and 2024, respectively.
The Company also accepts deposits from related parties, which totaled $79 million and $159 million at December 31, 2025 and 2024, respectively, with related interest expense of approximately $1.3 million during the year ended December 31, 2025 and $5.8 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively. The decrease in deposits from related parties during the year ended December 31, 2025 is primarily related to changes in related parties of the Company's Board members.
During the year ended December 31, 2025, investments by related parties in WAB's $400 million subordinated debt issuance totaled $0.3 million.
Donations, sponsorships, and other payments to related parties totaled less than $1.0 million during each of the years ended December 31, 2025, 2024, and 2023.

23. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2025	2024
	(in millions)
ASSETS:
Cash and cash equivalents	$211	$181
Investment securities - equity	8	31
Investment in subsidiaries	8,006	7,096
Other assets	121	85
Total assets	$8,346	$7,393
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$681	$674
Accrued interest and other liabilities	12	12
Total liabilities	693	686
Total stockholders’ equity	7,653	6,707
Total liabilities and stockholders’ equity	$8,346	$7,393
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Income:
Dividends from subsidiaries	$400.0	$240.0	$330.0
Interest income	6.9	2.7	2.9
Non-interest income	10.0	22.5	1.5
Total income	416.9	265.2	334.4
Expense:
Interest expense	24.7	25.7	25.4
Non-interest expense	38.8	27.4	29.3
Total expense	63.5	53.1	54.7
Income before income taxes and equity in undistributed earnings of subsidiaries	353.4	212.1	279.7
Income tax benefit	11.2	6.1	10.3
Income before equity in undistributed earnings of subsidiaries	364.6	218.2	290.0
Equity in undistributed earnings of subsidiaries	604.4	569.5	432.4
Net income	969.0	787.7	722.4
Dividends on preferred stock	12.8	12.8	12.8
Net income available to common stockholders	$956.2	$774.9	$709.6

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$969.0	$787.7	$722.4
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(604.4)	(569.5)	(432.4)
Change in fair value of assets and liabilities measured at fair value	0.3	(0.2)	(3.4)
Other operating activities, net	(15.6)	17.9	(1.8)
Net cash provided by operating activities	349.3	235.9	284.8
Cash flows from investing activities:
Purchases of securities	—	—	(153.9)
Principal pay downs, calls, maturities, and sales proceeds of securities	23.1	—	155.5
Capital contributions to subsidiaries	(75.0)	—	(50.0)
Other investing activities, net	(14.2)	(19.0)	(10.0)
Net cash used in investing activities	(66.1)	(19.0)	(58.4)
Cash flows from financing activities:
Common stock repurchases	(68.2)	—	—
Proceeds from issuance of common stock, net	—	0.1	0.1
Cash dividends paid on common and preferred stock	(184.7)	(176.8)	(171.5)
Net cash used in financing activities	(252.9)	(176.7)	(171.4)
Net increase in cash and cash equivalents	30.3	40.2	55.0
Cash and cash equivalents at beginning of year	180.5	140.3	85.3
Cash and cash equivalents at end of year	$210.8	$180.5	$140.3

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
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 25% during the year. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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

The following is a summary of reportable segment balance sheet information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2025:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$24,034	$16	$—	$24,018
Loans HFS	3,498	67	3,431	—
Loans HFI, net of deferred fees and costs	58,677	34,784	23,893	—
Less: allowance for credit losses	(461)	(390)	(71)	—
Net loans HFI	58,216	34,394	23,822	—
Goodwill and other intangible assets, net	649	290	359	—
Other assets	6,377	352	2,237	3,788
Total assets	$92,774	$35,119	$29,849	$27,806
Liabilities:
Deposits	$77,159	$30,806	$40,466	$5,887
Borrowings and qualifying debt	6,316	—	48	6,268
Other liabilities	1,353	91	336	926
Total liabilities	84,828	30,897	40,850	13,081
Allocated equity:	7,946	3,400	2,570	1,976
Total liabilities and equity	$92,774	$34,297	$43,420	$15,057
Excess funds provided (used)	—	(822)	13,571	(12,749)

At December 31, 2024:
Assets:
Cash, cash equivalents, and investment securities	$19,191	$14	$—	$19,177
Loans HFS	2,286	—	2,286	—
Loans HFI, net of deferred fees and costs	53,676	31,544	22,132	—
Less: allowance for credit losses	(374)	(320)	(54)	—
Net loans HFI	53,302	31,224	22,078	—
Goodwill and other intangible assets, net	659	291	368	—
Other assets	5,496	367	1,923	3,206
Total assets	$80,934	$31,896	$26,655	$22,383
Liabilities:
Deposits	$66,341	$25,487	$33,767	$7,087
Borrowings and qualifying debt	6,472	15	37	6,420
Other liabilities	1,414	72	476	866
Total liabilities	74,227	25,574	34,280	14,373
Allocated equity:	6,707	2,727	1,899	2,081
Total liabilities and equity	$80,934	$28,301	$36,179	$16,454
Excess funds provided (used)	—	(3,595)	9,524	(5,929)

The following is a summary of reportable segment income statement information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
Year Ended December 31, 2025:	(in millions)
Interest income	$4,692.9	$2,462.1	$1,228.3	$1,002.5
Interest expense	1,828.1	637.1	636.6	554.4
Funds transfer pricing	—	(473.4)	1,206.3	(732.9)
Net interest income (expense)	2,864.8	1,351.6	1,798.0	(284.8)
Provision for (recovery of) credit losses	224.1	207.9	20.2	(4.0)
Net interest income (expense) after provision for credit losses	2,640.7	1,143.7	1,777.8	(280.8)
Non-interest income	678.2	177.3	393.9	107.0
Salaries and employee benefits	757.5	143.4	164.5	449.6
Other non-interest expense (1)	1,354.2	557.4	1,204.7	(407.9)
Income (loss) before provision for income taxes	1,207.2	620.2	802.5	(215.5)
Income tax expense (benefit)	216.6	106.1	142.1	(31.6)
Net income (loss)	$990.6	$514.1	$660.4	$(183.9)

Year Ended December 31, 2024:
Interest income	$4,541.1	$2,499.6	$1,083.4	$958.1
Interest expense	1,922.2	681.3	611.6	629.3
Funds transfer pricing	—	(650.7)	994.2	(343.5)
Net interest income (expense)	2,618.9	1,167.6	1,466.0	(14.7)
Provision for credit losses	145.9	136.2	2.2	7.5
Net interest income (expense) after provision for credit losses	2,473.0	1,031.4	1,463.8	(22.2)
Non-interest income	543.2	120.9	354.3	68.0
Salaries and employee benefits	631.1	135.6	132.6	362.9
Other non-interest expense (1)	1,393.9	486.1	1,228.3	(320.5)
Income before provision for income taxes	991.2	530.6	457.2	3.4
Income tax expense	203.5	109.4	90.7	3.4
Net income	$787.7	$421.2	$366.5	$—

Year Ended December 31, 2023:
Interest income	$4,035.3	$2,426.6	$960.3	$648.4
Interest expense	1,696.4	485.2	417.9	793.3
Funds transfer pricing	—	(554.2)	358.3	195.9
Net interest income	2,338.9	1,387.2	900.6	51.1
Provision for credit losses	62.6	38.3	3.3	21.0
Net interest income after provision for credit losses	2,276.3	1,348.9	897.3	30.1
Non-interest income	280.7	(23.4)	287.0	17.1
Salaries and employee benefits	566.3	149.7	125.8	290.8
Other non-interest expense (1)	1,057.1	430.7	799.3	(172.9)
Income (loss) before provision for income taxes	933.6	745.1	259.2	(70.7)
Income tax expense (benefit)	211.2	174.8	59.5	(23.1)
Net income (loss)	$722.4	$570.3	$199.7	$(47.6)
(1)    The composition of other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.

25. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include banking service charges and fees, disbursements and escrow fees, and interchange fees on credit and debit cards as detailed in the table below:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Banking service charges and fees	$69.9	$42.8	$76.3
Disbursements and escrow fees	50.4	12.9	12.5
Interchange fees	9.1	9.9	7.4
Other fees	6.4	2.4	2.4
Total revenue from contracts with customers	$135.8	$68.0	$98.6
The Company had no material unsatisfied performance obligations as of December 31, 2025 or 2024.

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
As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Western Alliance Bancorporation
Opinion on the Internal Control Over Financial Reporting
We have audited Western Alliance Bancorporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 of the Company and our report dated February 20, 2026, expressed an unqualified opinion.
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
/s/ RSM US LLP
Austin, Texas
February 20, 2026

Item 9B.Other Information.
Insider Adoption of Termination of Trading Arrangements
During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information in the Company’s Definitive Proxy Statement prepared for the 2026 Annual Meeting of Stockholders to be held on June 10, 2026, which contains information concerning this item under the captions Corporate Governance, Executive Officers, Delinquent Section 16(a) Reports (if applicable) and Legal Proceedings, is incorporated herein by reference.
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
Item 11.Executive Compensation
The information in the Company’s Definitive Proxy Statement prepared for the 2026 Annual Meeting of Stockholders to be held on June 10, 2026, which contains information concerning this item under the captions Compensation of Directors, Executive Compensation - Compensation Discussion and Analysis, Compensation Tables, CEO Pay Ratio, Potential Payments Upon Termination or Change in Control, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Company’s Definitive Proxy Statement prepared for the 2026 Annual Meeting of Stockholders to be held on June 10, 2026, which contains information concerning this item under the caption Equity Compensation Plan Information and Security Ownership of Certain Beneficial Owners, Directors and Executive Officers, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information in the Company’s Definitive Proxy Statement prepared for the 2026 Annual Meeting of Stockholders to be held on June 10, 2026, which contains information concerning this item under the caption Certain Transactions with Related Parties, Policies and Procedures Regarding Transactions with Related Persons and Director Independence, is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information in the Company’s Definitive Proxy Statement prepared for the 2026 Annual Meeting of Stockholders to be held on June 10, 2026, which contains information concerning this item under the caption Independent Auditors - Fees and Services and Audit Committee Pre-Approval Policy, is incorporated herein by reference.

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

4.6
First Supplemental Indenture to the Subordinated Indenture for the 3.00% Fixed to Floating Rate Subordinated Notes due 2031, dated June 7, 2021, by and between Western Alliance Bancorporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

4.7	Form of Global Note for the 3.00% Fixed to Floating Rate Subordinated Notes due 2031 (incorporated by reference to Exhibit 4.3 of Western Alliance’s Form 8-K filed with the SEC on June 7, 2021).

4.8
Deposit Agreement (including the Form of Depositary Receipt), dated September 22, 2021, by and among Western Alliance Bancorporation, Computershare Inc. and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on September 22, 2021).

4.9
Certificate of Amendment to the BW Real Estate, Inc. Articles of Incorporation establishing the Certificate of Designation of the BW Real Estate Inc. 9.500% Fixed-Rate Reset Non-Cumulative Exchangeable Perpetual Series B Preferred Stock, dated March 25, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 27, 2025).

4.10	Form of Note for the 6.537% Fixed Rate Reset Subordinated Notes due 2035 (incorporated by reference to Exhibit 4.1 to Western Alliance's Form 8-K filed with the SEC on November 24, 2025).

10.1	Western Alliance 2005 Stock Incentive Plan, effective April 7, 2023 (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on June 14, 2023). ±

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

10.4
Form of Executive Participation Agreement under the Severance and Change in Control Plan (CEO) (incorporated by reference to Exhibit 10.3 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022). ±

10.5
Form of Executive Participation Agreement under the Severance and Change in Control Plan (non-CEO) (incorporated by reference to Exhibit 10.4 of Western Alliance's Form 10-Q filed with the SEC on July 30, 2022) ±

10.6
Form of Indemnification Agreement, by and between Western Alliance and each of Western Alliance's directors and executive officers (incorporated by reference to Exhibit 10.10 of Western Alliance's Form 10-K/A filed with the SEC on March 1, 2017). ±

10.7
Letter Agreement, dated as of April 6, 2022, between Western Alliance Bancorporation and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.1 of Western Alliance’s Current Report on Form 8-K filed with the SEC on April 7, 2022). ±

10.8
Employment Letter Agreement, dated February 7, 2018, by and between Barbara J. Kennedy and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on April 30, 2019). ±

10.9
Form of Performance-Based Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024). ±

10.10
Form of Executive Restricted Stock Agreement pursuant to the Company’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024). ±

10.11
Form Cash Settled Stock Unit Agreement and Notice of Grant pursuant to the Company’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024). ±

10.12
Form of Deferred Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on August 1, 2024). ±

10.13	Form of Executive Stock and Bonus Deferral Plan (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on December 22, 2025) ±

10.14
Form of Performance Stock Unit Agreement pursuant to the Company's 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Alliance's Form 10-Q filed with the SEC on May 1, 2025) ±

10.15	Western Alliance Director Deferral Plan, effective September 19, 2025 (incorporated by reference to Exhibit 10.1 to Western Alliance's Form 10-Q filed with the SEC on November 3, 2025) ±

10.16
Employment Letter Agreement, dated July 14, 2025, by and between Vishal Idnani and Western Alliance (incorporated by reference to Exhibit 10.2 to Western Alliance's Form 10-Q filed with the SEC on November 3, 2025) ±

19.1	Western Alliance Bancorporation Insider Trading Policy (incorporated by reference to Exhibit 19 to Western Alliance's Form 10-K filed with the SEC on February 25, 2025)

21.1*	List of Subsidiaries of Western Alliance.

23.1*	Consent of RSM US LLP.

24.1*	Power of Attorney (see signature page).

31.1*	PEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	PFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32.1**	PEO and PFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

97.1	Western Alliance Bancorporation Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 of Western Alliance's Form 10-K filed with the SEC on February 27, 2024).

101*
The following materials from Western Alliance’s Annual Report on Form 10-K Report for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page of Western Alliance's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (contained in Exhibit 101).

*     Filed herewith.
**    Furnished herewith.
±     Management contract or compensatory arrangement.
Item 16.Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

February 20, 2026	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth A. Vecchione and Dale Gibbons, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 20, 2026.

Name	Title

/s/ Kenneth A. Vecchione	President and Chief Executive Officer
Kenneth A. Vecchione	(Principal Executive Officer)

/s/ Dale Gibbons	Vice Chairman and Chief Banking Officer, Deposit Initiatives and Innovation
Dale Gibbons	(Principal Financial Officer)

/s/ Ben Mucha	Chief Accounting Officer
Ben Mucha	(Principal Accounting Officer)

/s/ Bruce D. Beach	Board Chairman
Bruce D. Beach

/s/ Juan R. Figuereo	Director
Juan R. Figuereo

/s/ Howard N. Gould	Director
Howard N. Gould

/s/ Greta Guggenheim	Director
Greta Guggenheim

/s/ Christopher A. Halmy	Director
Christopher A. Halmy

/s/ Mary Chris Jammet	Director
Mary Chris Jammet

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Mary Tuuk Kuras	Director
Mary Tuuk Kuras

/s/ Robert P. Latta	Director
Robert P. Latta

/s/ Anthony Meola	Director
Anthony Meola

/s/ Michael Papay	Director
Michael Papay

/s/ Bryan K. Segedi	Director
Bryan K. Segedi

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Clarke R. Starnes III	Director
Clarke R. Starnes III