Form 10-Q
period 2026-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2026-05-11
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2026, Western Alliance Bancorporation had 109,185,360 shares of common stock outstanding.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 of this Form 10-Q.

ENTITIES / DIVISIONS:
AmeriHome	AmeriHome Mortgage Company, LLC	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
BW or REIT	BW Real Estate Inc. or Real Estate Investment Trust	WABT	Western Alliance Business Trust
Company	Western Alliance Bancorporation and subsidiaries	WAL or Parent	Western Alliance Bancorporation
CSI	CS Insurance Company	WATC	Western Alliance Trust Company, N.A.
DST	Digital Settlement Technologies LLC
TERMS:
ACL	Allowance for Credit Losses	FOMC	Federal Open Market Committee
AFS	Available-for-Sale	FRB	Federal Reserve Bank
ALCO	Asset and Liability Management Committee	FVO	Fair Value Option
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government-Sponsored Enterprise
Basel III	Banking Supervision's December 2010 Final Capital Framework	HFI	Held-for-Investment
BOD	Board of Directors	HFS	Held-for-Sale
Capital Rules	The FRB, the OCC, and the FDIC 2013 Approved Final Rules	HTM	Held-to-Maturity
CDARS	Certificate Deposit Account Registry Service	HUD	U.S. Department of Housing and Urban Development
CECL	Current Expected Credit Losses	ICS	Insured Cash Sweep Service
CEO	Chief Executive Officer	IRLC	Interest Rate Lock Commitment
CET1	Common Equity Tier 1	ISDA	International Swaps and Derivatives Association
CFO	Chief Financial Officer	LIHTC	Low-Income Housing Tax Credit
CLO	Collateralized Loan Obligation	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	MSR	Mortgage Servicing Right
CRE	Commercial Real Estate	NDFI	Non-Depository Financial Institution
DTA	Deferred Tax Asset	NPV	Net Present Value
DTL	Deferred Tax Liability	OCI	Other Comprehensive Income
EaR	Earnings-at-Risk	PPNR	Pre-Provision Net Revenue
EBO	Early Buyout	SEC	Securities and Exchange Commission
ECR	Earnings Credit Rates	SERP	Supplemental Executive Retirement Plan
EPS	Earnings per Share	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TEB	Tax Equivalent Basis
Exchange Act	Securities Exchange Act of 1934, as Amended	TSR	Total Shareholder Return
FASB	Financial Accounting Standards Board	UPB	Unpaid Principal Balance
FDIC	Federal Deposit Insurance Corporation	USDA	United States Department of Agriculture
FHA	Federal Housing Administration	VA	Veterans Affairs
FHLB	Federal Home Loan Bank	VIE	Variable Interest Entity
FHLMC	Federal Home Loan Mortgage Corporation	XBRL	eXtensible Business Reporting Language
FNMA	Federal National Mortgage Association

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2026	December 31, 2025
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$576	$497
Interest bearing deposits in other financial institutions	7,978	3,099
Cash and cash equivalents	8,554	3,596
Investment securities - AFS, at fair value; amortized cost of $19,343 at March 31, 2026 and $19,303 at December 31, 2025	18,701	18,788
Investment securities - HTM, at amortized cost and net of ACL of $13.4 and $12.9 (fair value of $1,450 and $1,427) at March 31, 2026 and December 31, 2025, respectively	1,612	1,571
Investment securities - equity	79	79
Investments in restricted stock, at cost	239	248
Loans HFS	3,936	3,498
Loans HFI, net of deferred fees and costs	59,142	58,677
Less: allowance for credit losses	(461)	(461)
Net loans held for investment	58,681	58,216
Mortgage servicing rights	1,516	1,494
Premises and equipment, net	480	442
Operating lease right of use asset	125	131
Bank owned life insurance	1,067	1,057
Goodwill and intangible assets, net	646	649
Deferred tax assets, net	408	349
Investments in LIHTC and renewable energy	581	593
Other assets	2,228	2,063
Total assets	$98,853	$92,774
Liabilities:
Deposits:
Non-interest bearing	$28,078	$24,353
Interest bearing	54,645	52,806
Total deposits	82,723	77,159
Other borrowings	5,610	5,240
Qualifying debt	1,072	1,076
Operating lease liability	154	160
Other liabilities	1,386	1,193
Total liabilities	90,945	84,828
Commitments and contingencies (Note 15)
Equity:
Preferred stock (par value $0.0001; 20,000,000 authorized; 30,000 shares (12,000,000 depositary shares) issued and outstanding and liquidation value per depositary share of $25 at March 31, 2026 and December 31, 2025)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,413,369 shares issued at March 31, 2026 and 112,491,068 at December 31, 2025) and additional paid in capital	2,191	2,232
Treasury stock, at cost (3,175,460 shares at March 31, 2026 and 2,981,687 shares at December 31, 2025)	(155)	(137)
Accumulated other comprehensive loss	(456)	(344)
Retained earnings	5,740	5,607
Total Western Alliance stockholders’ equity	7,615	7,653
Noncontrolling interest in subsidiary	293	293
Total equity	7,908	7,946
Total liabilities and equity	$98,853	$92,774
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$915.7	$881.0
Investment securities	218.6	165.8
Dividends and other	53.9	48.8
Total interest income	1,188.2	1,095.6
Interest expense:
Deposits	360.7	378.3
Qualifying debt	13.1	9.3
Other borrowings	48.1	57.4
Total interest expense	421.9	445.0
Net interest income	766.3	650.6
Provision for credit losses	213.2	31.2
Net interest income after provision for credit losses	553.1	619.4
Non-interest income:
Service charges and fees	88.5	37.2
Net gain on mortgage loan origination and sale activities	72.7	49.5
Net loan servicing (loss) revenue	(1.3)	21.8
Income from bank owned life insurance	10.7	11.4
Gain on sales of investment securities	50.5	2.1
Fair value gain adjustments, net	3.1	1.0
Income (loss) from equity investments	13.3	(4.8)
Other income	15.1	9.2
Total non-interest income	252.6	127.4
Non-interest expense:
Salaries and employee benefits	205.5	182.4
Deposit costs	163.3	136.8
Data processing	53.1	45.2
Legal, professional, and directors' fees	30.6	28.9
Insurance	24.7	37.9
Occupancy	19.2	17.2
Loan servicing expenses	16.7	16.4
Business development and marketing	9.5	5.9
Loan acquisition and origination expenses	7.9	5.2
Other expense	43.9	24.5
Total non-interest expense	574.4	500.4
Income before provision for income taxes	231.3	246.4
Income tax expense	42.1	47.3
Net income	189.2	199.1
Net income attributable to noncontrolling interest	7.1	—
Net income attributable to Western Alliance	182.1	199.1
Dividends on preferred stock	3.2	3.2
Net income available to common stockholders	$178.9	$195.9

Earnings per share:
Basic	$1.65	$1.80
Diluted	1.65	1.79
Weighted average number of common shares outstanding:
Basic	108.2	108.8
Diluted	108.7	109.6
Dividends declared per common share	$0.42	$0.38
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income	$189.2	$199.1
Other comprehensive income (loss), net:
Unrealized (loss) gain on AFS securities, net of tax effect of $25.1 and $(19.4), respectively	(74.2)	55.7
Unrealized loss on SERP, net of tax effect of $0.1 and —, respectively	(0.3)	—
Unrealized gain on junior subordinated debt, net of tax effect of $(0.3) and $(0.4), respectively	1.0	1.1
Reclassification adjustment for gain on sale of AFS securities included in income, net of tax effect of $12.7 and $0.5, respectively	(37.8)	(1.6)
Net other comprehensive (loss) income	(111.3)	55.2
Comprehensive income attributable to noncontrolling interest	7.1	—
Comprehensive income attributable to Western Alliance	$70.8	$254.3
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2024	12.0	$294.5	110.0	$—	$2,245.8	$(125.0)	$(533.7)	$4,825.9	$—	$6,707.5
Net income	—	—	—	—	—	—	—	199.1	—	199.1
Restricted stock, performance stock units, and other grants, net	—	—	0.5	—	15.4	—	—	—	—	15.4
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(10.8)	—	—	—	(10.8)
Equity issued by subsidiary	—	—	—	—	—	—	—	—	293.1	293.1
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(41.8)	—	(41.8)
Other comprehensive income, net	—	—	—	—	—	—	55.2	—	—	55.2
Balance, March 31, 2025	12.0	$294.5	110.4	$—	$2,261.2	$(135.8)	$(478.5)	$4,980.0	$293.1	$7,214.5

Balance, December 31, 2025	12.0	$294.5	109.5	$—	$2,232.0	$(136.9)	$(344.2)	$5,607.2	$293.3	$7,945.9
Net income	—	—	—	—	—	—	—	182.1	7.1	189.2
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	9.0	—	—	—	—	9.0
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.1)	—	—	—	(18.1)
Stock repurchase	—	—	(0.7)	—	(50.3)	—	—	—	—	(50.3)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Dividends paid to common stockholders	—	—	—	—	0.1	—	—	(46.1)	—	(46.0)
Other comprehensive loss, net	—	—	—	—	—	—	(111.3)	—	—	(111.3)
Balance, March 31, 2026	12.0	$294.5	109.2	$—	$2,190.8	$(155.0)	$(455.5)	$5,740.0	$293.3	$7,908.1
(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$189.2	$199.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	213.2	31.2
Depreciation and amortization	28.5	25.0
Stock-based compensation	9.0	15.4
Deferred income taxes	(21.0)	(54.3)
Amortization of net discounts for investment securities	(1.6)	(19.8)
Amortization of tax credit investments	12.9	15.1
Amortization of operating lease right of use asset	6.1	6.0
Amortization of net deferred loan fees and net purchase premiums	(17.6)	(19.6)
Purchases and originations of loans HFS	(15,043.2)	(12,529.0)
Proceeds from sales and payments on loans HFS and related securitization activities	14,480.9	11,009.4
Mortgage servicing rights capitalized upon sale of mortgage loans	(294.8)	(260.4)
Net losses (gains) on:
Change in fair value of trading securities, loans HFS, mortgage servicing rights, and related derivatives	25.9	87.3
Fair value adjustments	—	2.9
Sale of investment securities	(50.5)	(2.1)
Other	(20.4)	3.9
Other assets	12.4	(67.7)
Other liabilities	(36.2)	(96.4)
Net cash used in operating activities	$(507.2)	$(1,654.0)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(7,096.2)	$(2,748.1)
Principal pay downs and maturities	665.7	1,710.9
Proceeds from sales	6,581.1	411.7
Investment securities - HTM
Purchases	(42.5)	(27.6)
Principal pay downs and maturities	8.8	19.0
Equity securities carried at fair value
Purchases	(0.2)	(0.2)
Redemptions	—	5.0
Proceeds from sales	—	0.2
Proceeds from sale of mortgage servicing rights and related holdbacks, net	212.6	107.8
(Purchase of) proceeds from other investments	(1.5)	12.7
Proceeds from bank owned life insurance, net	—	0.6
Net increase in loans HFI	(762.2)	(1,068.5)
Purchase of premises, equipment, and other assets, net	(24.2)	(16.6)
Proceeds from sale of other repossessed assets	0.7	—
Net cash used in investing activities	$(457.9)	$(1,593.1)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$5,563.4	$2,979.3
Net proceeds from issuance of long-term debt	700.0	1,200.0
Payments on long-term debt	(1,005.9)	(2,005.9)
Net increase in short-term borrowings	803.4	19.6
Net proceeds from issuance of equity by a subsidiary	—	293.1
Cash paid for tax withholding on vested restricted stock and other	(18.1)	(10.8)
Common stock repurchases	(50.3)	—
Cash dividends paid on common and preferred stock	(49.3)	(45.0)
Cash dividends paid to noncontrolling interest	(7.1)	—
Payment of contingent consideration	(12.4)	—
Net cash provided by financing activities	$5,923.7	$2,430.3
Net increase (decrease) in cash and cash equivalents	4,958.6	(816.8)
Cash, cash equivalents, and restricted cash at beginning of period	3,595.9	4,095.6
Cash, cash equivalents, and restricted cash at end of period	$8,554.5	$3,278.8

Supplemental disclosure:
Cash paid during the period for:
Interest	$416.8	$442.3
Income taxes, net	59.4	24.2
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	128.0	645.0
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	90.6	88.2
Transfers of loans HFI to other assets acquired through foreclosure	25.6	—
Transfers of OREO properties to premises and equipment, net	38.7	—
Unsettled purchase of investment securities	152.3	48.7
(1)Activity for the three months ended March 31, 2026 and 2025 excludes $16.4 million and $129.9 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
In November 2025, the FASB issued guidance within ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The amendments in this update are intended to improve decision usefulness and comparability of financial reporting for acquired financial assets while retaining the measurement, presentation or disclosure requirements outlined in ASC 326. The update introduces the concept of "purchased seasoned loans," which refers to non-purchased credit deteriorated loans acquired in a business combination or in an asset acquisition more than 90 days after their origination date. The amendments align the accounting for purchased seasoned loans with the gross-up methodology applied to purchased credit deteriorated loans, whereby the initial estimate of credit losses is amortized over the life of the loan as a reduction to interest income, rather than being recognized immediately in earnings as credit loss expense. The update also includes an accounting policy election related to the subsequent measurement of expected credit losses on purchased seasoned loans for entities using a method other than a discounted cash flow analysis. Under this election, entities may use the amortized cost basis of the asset, rather than the unpaid principal balance to estimate credit losses on these loans.
The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. The amendments are to be applied prospectively and early adoption is permitted. The Company is currently evaluating the impact these amendments may have on its Consolidated Financial Statements.
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
The Company adopted this guidance on a prospective basis beginning on January 1, 2026. Adoption of this guidance did not have a significant impact on the Company's financial position or results of operations.
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
The Company adopted this guidance on a prospective basis beginning with the annual period ending December 31, 2025 and provided these enhanced income tax disclosures in Note 17. Income Taxes of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There was no impact on the Company's financial position or results of operations.
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
Principles of consolidation
As of March 31, 2026, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$162	$—	$(29)	$133
Tax-exempt	1,463	3	(149)	1,317
Total HTM securities	$1,625	$3	$(178)	$1,450

Available-for-sale debt securities
CLO	$2,967	$3	$(4)	$2,966
Commercial MBS issued by GSEs and GNMA	478	2	(9)	471
Corporate debt securities	305	—	(8)	297
Private label residential MBS	1,155	—	(150)	1,005
Residential MBS issued by GSEs and GNMA	7,808	18	(329)	7,497
Tax-exempt	873	—	(85)	788
U.S. Treasury securities	5,682	1	(73)	5,610
Other	75	—	(8)	67
Total AFS debt securities	$19,343	$24	$(666)	$18,701

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$165	$—	$(28)	$137
Tax-exempt	1,419	3	(132)	1,290
Total HTM securities	$1,584	$3	$(160)	$1,427

Available-for-sale debt securities
CLO	$2,743	$4	$—	$2,747
Commercial MBS issued by GSEs and GNMA	638	5	(8)	635
Corporate debt securities	308	—	(11)	297
Private label residential MBS	1,185	2	(148)	1,039
Residential MBS issued by GSEs and GNMA	7,489	52	(311)	7,230
Tax-exempt	879	—	(77)	802
U.S. Treasury securities	5,986	31	(47)	5,970
Other	75	1	(8)	68
Total AFS debt securities	$19,303	$95	$(610)	$18,788
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $79 million at March 31, 2026 and December 31, 2025. Unrealized losses of $0.8 million and $1.3 million on equity securities for the three months ended March 31, 2026 and 2025, respectively, were recognized in earnings as a component of Fair value gain adjustments, net.
Securities with carrying amounts of approximately $7.6 billion and $9.1 billion at March 31, 2026 and December 31, 2025, respectively, were pledged for various purposes as required or permitted by law.

The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2026
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$4	$1,397	$—	$—	$4	$1,397
Commercial MBS issued by GSEs and GNMA	1	162	8	120	9	282
Corporate debt securities	1	76	7	201	8	277
Private label residential MBS	—	—	150	857	150	857
Residential MBS issued by GSEs and GNMA	14	2,084	315	1,408	329	3,492
Tax-exempt	2	25	83	701	85	726
U.S. Treasury securities	73	4,797	—	—	73	4,797
Other	—	—	8	54	8	54
Total AFS securities	$95	$8,541	$571	$3,341	$666	$11,882

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Commercial MBS issued by GSEs and GNMA	$—	$—	$8	$81	$8	$81
Corporate debt securities	1	19	10	226	11	245
Private label residential MBS	—	—	148	875	148	875
Residential MBS issued by GSEs and GNMA	—	—	311	1,503	311	1,503
Tax-exempt	2	10	75	731	77	741
U.S. Treasury securities	47	1,891	—	—	47	1,891
Other	—	—	8	56	8	56
Total AFS securities	$50	$1,920	$560	$3,472	$610	$5,392
The total number of AFS debt securities in an unrealized loss position at March 31, 2026 was 804, compared to 568 at December 31, 2025.
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
The following table presents a rollforward of the ACL based on the Company's impairment analysis of AFS debt securities:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$—	$0.4
Recovery of credit losses	—	(0.2)
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$—	$0.2
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following table presents a rollforward of the ACL on the Company's HTM tax-exempt debt securities:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$12.9	$16.4
Provision for (recovery of) credit losses	0.5	(4.8)
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$13.4	$11.6
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on AFS and HTM debt securities totaled $126 million and $6 million at March 31, 2026, respectively, and $135 million and $5 million at December 31, 2025, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s securities by investment ratings position, which are updated quarterly and used to monitor credit quality of the securities:

	March 31, 2026
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$162	$162
Tax-exempt	—	—	—	—	—	1,463	1,463
Total HTM securities (1)	$—	$—	$—	$—	$—	$1,625	$1,625

Available-for-sale debt securities
CLO	$914	$2,052	$—	$—	$—	$—	$2,966
Commercial MBS issued by GSEs and GNMA	1	470	—	—	—	—	471
Corporate debt securities	—	—	78	135	84	—	297
Private label residential MBS	979	26	—	—	—	—	1,005
Residential MBS issued by GSEs and GNMA	—	7,497	—	—	—	—	7,497
Tax-exempt	8	355	356	—	—	69	788
U.S. Treasury securities	—	5,610	—	—	—	—	5,610
Other	—	11	2	28	10	16	67
Total AFS securities (1)	$1,902	$16,021	$436	$163	$94	$85	$18,701

Equity securities
CRA investments	$—	$28	$—	$—	$—	$—	$28
Preferred stock	—	—	—	21	30	—	51
Total equity securities (1)	$—	$28	$—	$21	$30	$—	$79
(1)For rated securities where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2025
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$165	$165
Tax-exempt	—	—	—	—	—	1,419	1,419
Total HTM securities (1)	$—	$—	$—	$—	$—	$1,584	$1,584

Available-for-sale debt securities
CLO	$739	$1,857	$151	$—	$—	$—	$2,747
Commercial MBS issued by GSEs and GNMA	1	634	—	—	—	—	635
Corporate debt securities	—	—	78	138	81	—	297
Private label residential MBS	1,012	26	—	—	1	—	1,039
Residential MBS issued by GSEs and GNMA	—	7,230	—	—	—	—	7,230
Tax-exempt	8	362	361	—	—	71	802
U.S. Treasury securities	—	5,970	—	—	—	—	5,970
Other	—	11	3	28	10	16	68
Total AFS securities (1)	$1,760	$16,090	$593	$166	$92	$87	$18,788

Equity securities
CRA investments	$—	$27	$—	$—	$—	$—	$27
Preferred stock	—	—	—	21	30	1	52
Total equity securities (1)	$—	$27	$—	$21	$30	$1	$79
(1)For rated securities where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of March 31, 2026, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities as of March 31, 2026, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities.

	March 31, 2026
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$19	$20
After one year through five years	18	18
After five years through ten years	176	169
After ten years	1,250	1,110
Mortgage-backed securities	162	133
Total HTM securities	$1,625	$1,450

Available-for-sale
Due in one year or less	$952	$950
After one year through five years	1,460	1,456
After five years through ten years	575	571
After ten years	6,915	6,751
Mortgage-backed securities	9,441	8,973
Total AFS securities	$19,343	$18,701
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Available-for-sale securities
Gross gains	$57.6	$2.1
Gross losses	(7.1)	—
Net gain on AFS securities	$50.5	$2.1
During the three months ended March 31, 2026, the Company sold AFS securities with a carrying value of $6.5 billion and recognized a net gain of $50.5 million as U.S. Treasury securities and MBS were sold to secure gains, including hedged U.S. Treasury securities sold as part of interest rate swap terminations that resulted in a $18.7 million gain. See "Note 12. Derivatives and Hedging Activities" for further discussion of the interest rate swap. During the three months ended March 31, 2025, the Company sold AFS securities with a carrying value of $410 million and recognized a net gain of $2.1 million as U.S. Treasury securities and MBS were sold to secure gains.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans that are held for sale or securitization primarily through its AmeriHome mortgage banking business channel.
The following is a summary of loans HFS by type:

	March 31, 2026	December 31, 2025
	(in millions)
Government-insured or guaranteed:
EBO (1)	$882	$571
Non-EBO	1,021	986
Total government-insured or guaranteed	1,903	1,557
Agency-conforming	1,819	1,707
Non-agency	149	167
Small Business Administration	65	67
Total loans HFS	$3,936	$3,498
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$294.8	$260.4
Net proceeds from sale of loans (1)	(267.8)	(214.9)
Provision for and change in estimate of liability for losses under representations and warranties, net	1.1	0.5
Change in fair value of loans HFS and trading securities	5.6	27.2
Change in fair value of derivatives:
Unrealized gain (loss) on derivatives	63.1	(60.0)
Realized (loss) gain on derivatives	(39.9)	23.0
Total change in fair value of derivatives	23.2	(37.0)
Net gain on residential mortgage loans HFS	$56.9	$36.2
Loan acquisition and origination fees	15.8	13.3
Net gain on mortgage loan origination and sale activities	$72.7	$49.5
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Mortgage finance	$7,105	$7,271
Municipal & nonprofit	1,683	1,648
Tech & innovation	4,280	4,128
Equity fund resources	1,261	1,233
Other commercial and industrial	14,132	13,789
CRE - owner occupied	1,563	1,533
Hotel franchise finance	4,331	4,185
Other CRE - non-owner occupied	6,334	6,455
Residential	13,547	13,403
Residential - EBO	792	828
Construction and land development	3,961	4,043
Other	153	161
Total loans HFI	59,142	58,677
Allowance for credit losses	(461)	(461)
Total loans HFI, net of allowance	$58,681	$58,216
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $124 million and $120 million reduced the carrying value of loans as of March 31, 2026 and December 31, 2025, respectively. Net unamortized purchase premiums on acquired and purchased loans of $193 million and $186 million increased the carrying value of loans as of March 31, 2026 and December 31, 2025, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	March 31, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Municipal & nonprofit	$—	4	$4	$3
Tech & innovation	12	10	22	—
Equity fund resources	—	1	1	—
Other commercial and industrial	71	27	98	—
CRE - owner occupied	3	—	3	—
Other CRE - non-owner occupied	250	13	263	—
Residential	—	13	13	53
Residential - EBO	—	—	—	288
Construction and land development	85	—	85	—
Other	3	—	3	—
Total	$424	$68	$492	$344
Loans contractually delinquent by 90 days or more and still accruing totaled $344 million at March 31, 2026 and consisted primarily of government guaranteed EBO and other residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $9.2 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $105 million and $107 million at March 31, 2026 and December 31, 2025, respectively.
The following tables present an aging analysis of past due loans by loan portfolio segment:

	March 31, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$7,105	$—	$—	$—	$—	$—	$7,105
Municipal & nonprofit	1,676	—	—	3	3	4	1,683
Tech & innovation	4,210	31	17	—	48	22	4,280
Equity fund resources	1,260	—	—	—	—	1	1,261
Other commercial and industrial	14,025	8	1	—	9	98	14,132
CRE - owner occupied	1,557	1	2	—	3	3	1,563
Hotel franchise finance	4,331	—	—	—	—	—	4,331
Other CRE - non-owner occupied	6,068	3	—	—	3	263	6,334
Residential	13,399	66	17	52	135	13	13,547
Residential - EBO	409	62	32	289	383	—	792
Construction and land development	3,866	10	—	—	10	85	3,961
Other	149	1	—	—	1	3	153
Total loans	$58,055	$182	$69	$344	$595	$492	$59,142

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$7,271	$—	$—	$—	$—	$—	$7,271
Municipal & nonprofit	1,641	—	—	3	3	4	1,648
Tech & innovation	4,102	3	—	3	6	20	4,128
Equity fund resources	1,232	—	—	—	—	1	1,233
Other commercial and industrial	13,654	12	3	—	15	120	13,789
CRE - owner occupied	1,530	—	—	—	—	3	1,533
Hotel franchise finance	4,185	—	—	—	—	—	4,185
Other CRE - non-owner occupied	6,226	1	—	—	1	228	6,455
Residential	13,259	55	26	51	132	12	13,403
Residential - EBO	393	94	51	290	435	—	828
Construction and land development	3,920	5	—	9	14	109	4,043
Other	155	2	1	—	3	3	161
Total loans	$57,568	$172	$81	$356	$609	$500	$58,677

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans by credit risk. The following tables present risk ratings by class of financing receivable and origination year. The origination year is the year of origination or renewal.

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of March 31, 2026	2026	2025	2024	2023	2022	Prior
	(in millions)
Mortgage finance
Pass	$—	$11	$—	$453	$338	$227	$6,076	$7,105
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$11	$—	$453	$338	$227	$6,076	$7,105

Municipal & nonprofit
Pass	$40	$203	$235	$62	$104	$1,024	$—	$1,668
Special mention	—	—	—	—	—	11	—	11
Classified	—	—	—	—	—	4	—	4
Total	$40	$203	$235	$62	$104	$1,039	$—	$1,683

Tech & innovation
Pass	$410	$1,436	$853	$164	$77	$73	$1,094	$4,107
Special mention	—	6	23	48	—	—	14	91
Classified	—	3	18	—	29	—	32	82
Total	$410	$1,445	$894	$212	$106	$73	$1,140	$4,280

Equity fund resources
Pass	$5	$163	$1	$—	$—	$1	$1,090	$1,260
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	1	—	—	—	—	1
Total	$5	$163	$2	$—	$—	$1	$1,090	$1,261

Other commercial and industrial
Pass	$500	$2,221	$1,118	$244	$233	$202	$9,213	$13,731
Special mention	—	1	68	4	29	—	41	143
Classified	79	6	78	59	9	4	23	258
Total	$579	$2,228	$1,264	$307	$271	$206	$9,277	$14,132

CRE - owner occupied
Pass	$90	$312	$157	$142	$274	$509	$38	$1,522
Special mention	—	1	1	—	8	2	—	12
Classified	—	—	—	—	7	22	—	29
Total	$90	$313	$158	$142	$289	$533	$38	$1,563

Hotel franchise finance
Pass	$334	$1,463	$825	$434	$730	$372	$98	$4,256
Special mention	—	—	—	—	—	—	31	31
Classified	—	—	—	—	44	—	—	44
Total	$334	$1,463	$825	$434	$774	$372	$129	$4,331

Other CRE - non-owner occupied
Pass	$247	$1,376	$748	$858	$1,543	$711	$388	$5,871
Special mention	—	—	13	70	—	3	—	86
Classified	13	16	7	153	188	—	—	377
Total	$260	$1,392	$768	$1,081	$1,731	$714	$388	$6,334

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of March 31, 2026	2026	2025	2024	2023	2022	Prior
	(in millions)

Residential
Pass	$384	$1,266	$577	$174	$3,049	$8,032	$33	$13,515
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	1	6	27	14	—	49
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(17)
Total	$384	$1,267	$578	$180	$3,076	$8,046	$33	$13,547

Residential - EBO
Pass	$—	$—	$29	$16	$11	$736	$—	$792
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$—	$29	$16	$11	$736	$—	$792

Construction and land development
Pass	$120	$964	$586	$221	$133	$25	$1,785	$3,834
Special mention	10	9	—	—	9	—	—	28
Classified	—	—	14	32	53	—	—	99
Total	$130	$973	$600	$253	$195	$25	$1,785	$3,961

Other
Pass	$2	$30	$2	$3	$1	$82	$28	$148
Special mention	—	—	—	—	—	1	—	1
Classified	—	—	—	—	—	4	—	4
Total	$2	$30	$2	$3	$1	$87	$28	$153

Total by Risk Category
Pass	$2,132	$9,445	$5,131	$2,771	$6,493	$11,994	$19,843	$57,809
Special mention	10	17	105	122	46	17	86	403
Classified	92	26	119	250	357	48	55	947
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(17)
Total	$2,234	$9,488	$5,355	$3,143	$6,896	$12,059	$19,984	$59,142

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance
Pass	$11	$—	$439	$281	$—	$247	$6,293	$7,271
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$11	$—	$439	$281	$—	$247	$6,293	$7,271

Municipal & nonprofit
Pass	$168	$221	$97	$104	$136	$915	$—	$1,641
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	4	—	4
Total	$168	$221	$97	$104	$136	$922	$—	$1,648

Tech & innovation
Pass	$1,513	$918	$176	$136	$31	$45	$1,115	$3,934
Special mention	6	72	45	—	—	—	19	142
Classified	4	18	—	28	—	—	2	52
Total	$1,523	$1,008	$221	$164	$31	$45	$1,136	$4,128

Equity fund resources
Pass	$156	$4	$—	$—	$1	$2	$1,069	$1,232
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	—	—	—	—	—	1
Total	$156	$5	$—	$—	$1	$2	$1,069	$1,233

Other commercial and industrial
Pass	$2,540	$1,274	$355	$263	$150	$184	$8,631	$13,397
Special mention	—	—	5	27	—	1	50	83
Classified	88	107	58	30	6	4	16	309
Total	$2,628	$1,381	$418	$320	$156	$189	$8,697	$13,789

CRE - owner occupied
Pass	$318	$162	$144	$292	$210	$330	$40	$1,496
Special mention	—	1	—	4	—	3	—	8
Classified	—	—	—	7	18	4	—	29
Total	$318	$163	$144	$303	$228	$337	$40	$1,533

Hotel franchise finance
Pass	$1,442	$844	$463	$816	$186	$260	$129	$4,140
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	45	—	—	—	45
Total	$1,442	$844	$463	$861	$186	$260	$129	$4,185

Other CRE - non-owner occupied
Pass	$1,261	$908	$1,050	$1,643	$406	$361	$406	$6,035
Special mention	4	35	25	—	1	—	—	65
Classified	12	7	111	200	24	1	—	355
Total	$1,277	$950	$1,186	$1,843	$431	$362	$406	$6,455

Residential
Pass	$1,283	$614	$185	$3,119	$7,033	$1,084	$33	$13,351
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	5	24	9	2	—	43
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$1,285	$615	$190	$3,143	$7,042	$1,087	$33	$13,403

Residential - EBO
Pass	$1	$36	$20	$13	$164	$594	$—	$828
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$36	$20	$13	$164	$594	$—	$828

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Construction and land development
Pass	$1,059	$542	$239	$230	$27	$—	$1,817	$3,914
Special mention	10	—	—	10	—	—	—	20
Classified	—	—	32	77	—	—	—	109
Total	$1,069	$542	$271	$317	$27	$—	$1,817	$4,043

Other
Pass	$39	$3	$13	$1	$1	$72	$26	$155
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	3	—	3
Total	$39	$3	$13	$1	$1	$78	$26	$161

Total by Risk Category
Pass	$9,791	$5,526	$3,181	$6,898	$8,345	$4,094	$19,559	$57,394
Special mention	20	108	75	41	1	11	69	325
Classified	106	134	206	411	57	18	18	950
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$9,917	$5,768	$3,462	$7,350	$8,403	$4,123	$19,646	$58,677
The following tables present current period gross charge-offs by class of financing receivable and origination year. The origination year is the year of origination or renewal.

	For the three months ended March 31, 2026
	Current Period Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(in millions)
Mortgage finance	$—	$—	$—	$—	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—	—	—	—	—
Tech & innovation	—	1.0	3.5	—	—	—	16.3	20.8
Equity fund resources	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	26.7	—	—	5.6	127.7	160.0
CRE - owner occupied	—	—	—	—	—	—	—	—
Hotel franchise finance	—	—	—	—	—	—	—	—
Other CRE - non-owner occupied	—	—	—	15.0	12.6	0.1	—	27.7
Residential	—	—	—	—	—	—	—	—
Residential - EBO	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	0.5	0.1	0.6
Total	$—	$1.0	$30.2	$15.0	$12.6	$6.2	$144.1	$209.1

	For the three months ended March 31, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance	$—	$—	$—	$—	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—	—	—	—	—
Tech & innovation	—	6.5	—	5.5	0.1	—	—	12.1
Equity fund resources	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	0.5	—	—	0.3	0.1	0.9
CRE - owner occupied	—	—	—	—	—	—	—	—
Hotel franchise finance	—	—	—	—	—	—	—	—
Other CRE - non-owner occupied	—	—	10.9	3.6	—	—	—	14.5
Residential	—	—	—	—	—	—	—	—
Residential - EBO	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	$—	$6.5	$11.4	$9.1	$0.1	$0.3	$0.1	$27.5
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at March 31, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$30	$3	$1	$34	0.2%
Total	$30	$3	$1	$34	0.1%

	Amortized Cost Basis at March 31, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$5	$1	$18	$24	0.7%
Other commercial and industrial	—	—	85	85	0.8
Other CRE - non-owner occupied	46	—	107	153	2.4
Construction and land development	—	—	37	37	0.8
Total	$51	$1	$247	$299	0.5%
The performance of these modified loans is monitored for 12 months following the modification. As of March 31, 2026, modified loans of $131 million were current to 89 days delinquent and $55 million were on nonaccrual status. As of December 31, 2025, modified loans of $114 million were current to 89 days delinquent and $89 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the three months ended March 31, 2026 and 2025, the Company completed modifications of EBO loans with an amortized cost of $86 million and $147 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of March 31, 2026, modified EBO loans consisted of $48 million in loans that were current to 89 days delinquent and $106 million in loans 90 days or more delinquent. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent.

Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2026			December 31, 2025
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Other commercial and industrial	$—	$81	$81	$—	$79	$79
CRE - owner occupied	3	—	3	3	—	3
Other CRE - non-owner occupied	250	—	250	219	—	219
Construction and land development	85	—	85	109	—	109
Total	$338	$81	$419	$331	$79	$410
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2026.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of March 31, 2026.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended March 31, 2026
	Balance, December 31, 2025	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2026
	(in millions)
Mortgage finance	$5.5	$0.2	$—	$—	$5.7
Municipal & nonprofit	13.0	5.4	—	—	18.4
Tech & innovation	44.8	28.5	20.8	(0.4)	52.9
Equity fund resources	2.6	1.4	—	—	4.0
Other commercial and industrial	184.7	149.1	160.0	(0.2)	174.0
CRE - owner occupied	3.4	0.2	—	—	3.6
Hotel franchise finance	37.7	2.8	—	—	40.5
Other CRE - non-owner occupied	110.4	16.7	27.7	—	99.4
Residential	23.7	—	—	—	23.7
Residential - EBO	—	—	—	—	—
Construction and land development	32.3	5.3	—	—	37.6
Other	2.5	(0.6)	0.6	—	1.3
Total	$460.6	$209.0	$209.1	$(0.6)	$461.1

	Three Months Ended March 31, 2025
	Balance, December 31, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, March 31, 2025
	(in millions)
Mortgage finance	$4.8	$(0.3)	$—	$—	$4.5
Municipal & nonprofit	14.7	0.1	—	—	14.8
Tech & innovation	55.9	0.2	12.1	(0.9)	44.9
Equity fund resources	1.6	(0.2)	—	—	1.4
Other commercial and industrial	79.4	14.9	0.9	(0.1)	93.5
CRE - owner occupied	3.4	0.2	—	(0.1)	3.7
Hotel franchise finance	35.3	(2.7)	—	(0.6)	33.2
Other CRE - non-owner occupied	134.4	18.2	14.5	—	138.1
Residential	19.7	—	—	—	19.7
Residential - EBO	—	—	—	—	—
Construction and land development	21.3	10.7	—	—	32.0
Other	3.3	(0.5)	—	—	2.8
Total	$373.8	$40.6	$27.5	$(1.7)	$388.6
Accrued interest receivable of $284 million and $287 million at March 31, 2026 and December 31, 2025, respectively, was excluded from the estimate of credit losses. However, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $1.2 million as of March 31, 2026 and December 31, 2025. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.

In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$49.6	$39.5
Provision for (recovery of) credit losses	3.7	(4.4)
Balance, end of period	$53.3	$35.1
The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	March 31, 2026
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$7,105	$—	$7,105	$5.7	$—	$5.7
Municipal & nonprofit	1,679	4	1,683	18.0	0.4	18.4
Tech & innovation	4,259	21	4,280	52.4	0.5	52.9
Equity fund resources	1,261	—	1,261	4.0	—	4.0
Other commercial and industrial	14,036	96	14,132	158.1	15.9	174.0
CRE - owner occupied	1,560	3	1,563	3.6	—	3.6
Hotel franchise finance	4,331	—	4,331	40.5	—	40.5
Other CRE - non-owner occupied	6,071	263	6,334	86.1	13.3	99.4
Residential	13,547	—	13,547	23.7	—	23.7
Residential EBO	792	—	792	—	—	—
Construction and land development	3,876	85	3,961	37.6	—	37.6
Other	150	3	153	1.3	—	1.3
Total	$58,667	$475	$59,142	$431.0	$30.1	$461.1

	December 31, 2025
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$7,271	$—	$7,271	$5.5	$—	$5.5
Municipal & nonprofit	1,643	5	1,648	12.8	0.2	13.0
Tech & innovation	4,108	20	4,128	44.1	0.7	44.8
Equity fund resources	1,233	—	1,233	2.6	—	2.6
Other commercial and industrial	13,671	118	13,789	139.0	45.7	184.7
CRE - owner occupied	1,530	3	1,533	3.4	—	3.4
Hotel franchise finance	4,185	—	4,185	37.7	—	37.7
Other CRE - non-owner occupied	6,227	228	6,455	92.8	17.6	110.4
Residential	13,403	—	13,403	23.7	—	23.7
Residential EBO	828	—	828	—	—	—
Construction and land development	3,934	109	4,043	32.3	—	32.3
Other	159	2	161	2.5	—	2.5
Total	$58,192	$485	$58,677	$396.4	$64.2	$460.6

Loan Purchases and Sales
Loan purchases during the three months ended March 31, 2026 and 2025 totaled $935 million and $335 million, respectively, which primarily consisted of residential and commercial and industrial loan purchases.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or successful completion of a loss mitigation retention solution. During the three months ended March 31, 2026, there were no repurchases of these EBO loans. During the three months ended March 31, 2025, the Company repurchased $127 million of these EBO loans. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the three months ended March 31, 2026, the Company purchased a $13 million CRE loan with more-than-insignificant deterioration in credit quality. As the loan was non-performing and repayment is expected to be realized through the sale of the collateral, the loan was classified as a collateral dependent loan. As the fair value of the collateral, net of selling costs, exceeded the loan’s outstanding principal balance of $13 million, no allowance for credit losses was recorded. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three months ended March 31, 2025.
During the three months ended March 31, 2026, the Company sold loans with a carrying value of approximately $107 million and recognized net charge-offs totaling $6.1 million on these loans. During the three months ended March 31, 2025, the Company sold loans with a carrying value of approximately $218 million and recognized a net loss of $2.6 million on these loans.
5. MORTGAGE SERVICING RIGHTS
The following table presents changes in the fair value of the MSR portfolio related to the Company's mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$1,494	$1,127
Additions from loans sold with servicing rights retained	295	260
Carrying value of MSRs sold	(211)	(83)
Change in fair value	22	(20)
Realization of cash flows	(84)	(43)
Balance, end of period	$1,516	$1,241

Unpaid principal balance of mortgage loans serviced for others	$75,083	$70,563
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three months ended March 31, 2026 and 2025, the Company recognized a net gain of $12.0 million and net loss of $0.3 million on MSR sales, respectively, which are reflected in Net loan servicing revenue in the Consolidated Income Statement. The UPB of loans underlying these sales totaled $11.7 billion and $8.7 billion for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had a remaining receivable balance of $21 million and $22 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $77.3 million and $59.0 million for the three months ended March 31, 2026 and 2025, respectively. Early payoff fee income totaled $6.5 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of March 31, 2026 and December 31, 2025, net servicing advances totaled $92 million and $108 million, respectively, which are recorded in Other assets on the Consolidated Balance Sheet.
The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate adverse changes in the below inputs that are used to determine fair value:

March 31, 2026
(in millions)
Fair value of mortgage servicing rights	$1,516
Decrease in fair value resulting from adverse changes in:
Option adjusted spread
10% change	(26)
20% change	(51)
Conditional prepayment rate
10% change	(54)
20% change	(103)
Cost to service
10% change	(13)
20% change	(26)
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
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. At March 31, 2026 and December 31, 2025, repossessed assets totaled $123 million and $137 million, respectively, net of a valuation allowance of $5 million and $8 million, respectively, recognized as a component of Other assets in the Consolidated Balance Sheet. These assets predominantly consisted of office properties at March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, foreclosed residential real estate properties totaled $3 million and $2 million, respectively, net of any valuation allowance.
The Company held 17 properties at March 31, 2026 compared to 15 at December 31, 2025. During the three months ended March 31, 2026, the Company took possession of properties with a value of $27 million, which primarily related to one office property, and transferred one property with a carrying value of $39 million from OREO into Premises and equipment, net, due to a change in management intent. The Company recognized a net valuation loss of $2.5 million during the three months ended March 31, 2026 and none during the same period in 2025.

7. DEPOSITS
The table below summarizes deposits by type:

	March 31, 2026	December 31, 2025
	(in millions)
Non-interest bearing deposits	$28,078	$24,353
Interest bearing:
Demand accounts	19,385	18,416
Savings and money market accounts	25,414	24,586
Time certificates of deposit ($250,000 or more)	2,269	2,276
Other time deposits (1)	7,577	7,528
Total deposits	$82,723	$77,159
(1)    Other time deposits include $4.1 billion and $4.3 billion of brokered deposits as of March 31, 2026 and December 31, 2025, respectively.
A summary of the contractual maturities for all time deposits as of March 31, 2026 is as follows:

(in millions)
2026	$8,319
2027	1,489
2028	25
2029	8
2030	4
2031	1
Total	$9,846
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At March 31, 2026 and December 31, 2025, the Company held wholesale brokered deposits of $5.2 billion and $5.4 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks, which offer products that qualify large deposits for FDIC insurance. At March 31, 2026, the Company had $14.8 billion of reciprocal deposits, compared to $14.4 billion at December 31, 2025.
In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $30.2 billion and $25.1 billion at March 31, 2026 and December 31, 2025, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Income statement line item
Interest income (1)	$48.7	$58.1
Service charges and fees (1)	8.3	4.2
Deposit costs (2)	157.3	129.9
Total earnings credit and referral costs	$214.3	$192.2
(1)    Earnings credits recorded as a reduction to Interest income and Service charges and fees.
(2)    Deposit costs also included $6.0 million and $6.9 million in other deposit related costs for the three months ended March 31, 2026 and 2025, respectively, primarily associated with reciprocal deposits.

8. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	March 31, 2026	December 31, 2025
	(in millions)
Short-Term:
FHLB advances	$4,500	$3,800
Secured borrowings	24	48
Total short-term borrowings	$4,524	$3,848
Long-Term:
FHLB advances	$700	$1,000
Credit linked notes, net	386	392
Total long-term borrowings	$1,086	$1,392
Total other borrowings	$5,610	$5,240
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains uncommitted overnight federal funds lines of credit, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. There were no outstanding borrowings on federal funds lines of credit as of March 31, 2026 and December 31, 2025.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged at the time of the borrowing, generally consisting of investment securities and loans. As of March 31, 2026 and December 31, 2025, the Company had additional available credit with the FHLB of $7.2 billion and $8.8 billion, respectively. The weighted average rate on short-term FHLB advances was 3.98% and 4.02% as of March 31, 2026 and December 31, 2025, respectively.
Total available credit with the FRB was $15.7 billion and $17.8 billion as of March 31, 2026 and December 31, 2025, respectively, of which no amounts were drawn.
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
As of March 31, 2026 and December 31, 2025, the Company had access to approximately $2.1 billion in uncommitted warehouse funding, of which no amounts were drawn.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.00% and 6.14% as of March 31, 2026 and December 31, 2025, respectively.

Long-Term Borrowings
FHLB Advances
The Company also enters into long-term advances with the FHLB. The Company's borrowing capacity is determined based on the collateral pledged at the time of the borrowing, consisting of the same pools of investment securities and loans pledged for the short-term FHLB advances. The interest rates on these advances are based on daily SOFR plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest plus a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advance. After three months from the inception date of the advances, prepayments are no longer subject to the make-whole provision. The weighted average rate on these long-term FHLB advances was 4.05% and 4.24% as of March 31, 2026 and December 31, 2025, respectively.
The Company's outstanding long-term FHLB advances are detailed in the tables below:

March 31, 2026
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	January 30, 2026	April 30, 2027	SOFR + 0.37%	$700
Total				$700

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	October 30, 2025	February 1, 2027	SOFR + 0.38%	$500
FHLB advance	November 26. 2025	February 26, 2027	SOFR + 0.36%	500
Total				$1,000

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
The Company's outstanding credit linked note issuances are detailed in the tables below:

March 31, 2026
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$79	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	157	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	165	2
Total				$401	$7

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$80	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	160	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	167	2
Total				$407	$7
(1)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 11.00% (or, a weighted average spread of 7.80%) on a reference pool balance of $1.5 billion and $1.6 billion as of March 31, 2026 and December 31, 2025, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 15.00% (or, a weighted average spread of 6.00%) on a reference pool balance of $3.2 billion as of March 31, 2026 and December 31, 2025.
(3)    There are six classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 3.15% to 8.50% (or, a weighted average spread of 4.67%) on a reference pool balance of $3.2 billion and $3.3 billion as of March 31, 2026 and December 31, 2025, respectively.

9. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

March 31, 2026
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
(2)    Notes are redeemable, in whole but not in part, on or after November 15, 2030 and in whole or in part, on or after August 15, 2035, at their principal amount plus accrued and unpaid interest. The notes have a fixed interest rate of approximately 6.54% through November 14, 2030 and then convert to a fixed rate per annum equal to the U.S. Treasury Rate for a five-year maturity plus 285 basis points.
The carrying value of all subordinated debt issuances totaled $988 million and $990 million at March 31, 2026 and December 31, 2025, respectively.
Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. Trust Preferred Securities are hybrid financial instruments, primarily issued by bank holding companies to raise capital. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. Based on guidance issued by the FRB, the Company's securities continue to qualify as Tier 1 Capital.
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
The carrying value of junior subordinated debt was $84 million and $86 million as of March 31, 2026 and December 31, 2025, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of March 31, 2026 and December 31, 2025 was 6.28% and 6.25%, respectively.

10. EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period and stock grants made to non-employee WAL directors generally vest over one year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three months ended March 31, 2026 was $55.7 million, compared to $48.0 million for the three months ended March 31, 2025. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three months ended March 31, 2026, the Company recognized stock-based compensation expense related to employee and WAL director stock grants of $10.4 million, compared to $12.1 million for the three months ended March 31, 2025.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. The performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, while the market measure is based on relative TSR performance. The number of shares issued will vary based on the performance measures that are achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three months ended March 31, 2026, the Company recognized a net reversal of stock-based compensation expense of $1.9 million related to these performance stock units due to revised expectations, compared to $1.6 million of stock compensation expense during the three months ended March 31, 2025.
The three-year performance period for the 2023 grant ended on December 31, 2025, and based on the Company's cumulative EPS and TSR performance measures for the performance period, these shares vested at 50% of the target award under the terms of the grant. As a result, 50,828 shares became fully vested and were distributed to executive management in the first quarter of 2026. For the 2022 grant, the Company did not achieve the cumulative EPS and TSR performance measures for the three-year performance period that ended on December 31, 2024; consequently, no shares from this grant vested in the first quarter of 2025.
Cash Settled Restricted Stock Units
The Company grants cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense of $0.6 million and $0.3 million, respectively, related to these awards.
Deferred Stock Units
The Company also grants deferred stock unit awards to certain members of its management team, which are intended to provide supplemental executive retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards, including dividend equivalent units, granted during the three months ended March 31, 2026 was $0.1 million, compared to $1.5 million for the three months ended March 31, 2025. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense related to these stock grants of $0.5 million and $1.6 million, respectively.
Common Stock Repurchase
During the year ended December 31, 2025, the Company's BOD approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $300 million of its shares of common stock. During the three months ended March 31, 2026, the Company repurchased 698,014 shares of its common stock. The shares were repurchased at a weighted average price of $71.61, for a total payment, inclusive of commissions, fees, and taxes, of $50.3 million. There were no share repurchases during the comparable period in 2025. As of March 31, 2026, the aggregate remaining approved amount under the stock repurchase program was approximately $181.9 million.
Preferred Stock
The Company issued and has outstanding 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). The dividend rate resets every five years beginning on September 30, 2026 to the five-year treasury rate as of the most recent reset dividend determination date plus 3.452%. The Series A preferred stock is redeemable at the Company's option on or after September 30, 2026, on any dividend payment date at a redemption price of $10,000 per share and only participates in the undistributed earnings of the Company if a dividend is declared. During the three months ended March 31, 2026 and 2025, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share, for a total dividend payment to preferred stockholders of $3.2 million.
Cash Dividend on Common Shares
During the three months ended March 31, 2026, the Company declared and paid a quarterly cash dividend of $0.42 per share, for a total dividend payment to stockholders of $46.1 million. During the three months ended March 31, 2025, the Company declared and paid a quarterly cash dividend of $0.38 per share, for a total dividend payment to stockholders of $41.8 million.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2026, the Company purchased treasury shares of 193,773 at a weighted average price of $93.15 per share. During the three months ended March 31, 2025, the Company purchased treasury shares of 121,485 at a weighted average price of $89.01 per share.
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
During the three months ended March 31, 2026, dividends of $7.1 million were declared and paid to Series B preferred stockholders. These dividend payments are classified as Net income attributable to noncontrolling interest in the Consolidated Income Statement and as Dividends paid to noncontrolling interest in the Consolidated Statement of Equity.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2025	$(340.7)	$—	$(3.5)	$(344.2)
Other comprehensive (loss) income before reclassifications	(74.2)	(0.3)	1.0	(73.5)
Amounts reclassified from AOCI	(37.8)	—	—	(37.8)
Net current-period other comprehensive (loss) income	(112.0)	(0.3)	1.0	(111.3)
Balance, March 31, 2026	$(452.7)	$(0.3)	$(2.5)	$(455.5)

Balance, December 31, 2024	$(534.7)	$(0.4)	$1.4	$(533.7)
Other comprehensive income before reclassifications	55.7	—	1.1	56.8
Amounts reclassified from AOCI	(1.6)	—	—	(1.6)
Net current-period other comprehensive income	54.1	—	1.1	55.2
Balance, March 31, 2025	$(480.6)	$(0.4)	$2.5	$(478.5)

12. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments. The primary types of derivatives the Company uses are interest rate contracts, forward purchase and sale commitments, and interest rate futures. Generally, these instruments are used to help manage the Company's exposure to interest rate risk and also to meet client financing and hedging needs.
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
The Company has interest rate swaps designated as fair value hedges of certain fixed rate loans, AFS debt securities, and qualifying debt instruments. The Company receives variable-rate interest payments in exchange for making fixed-rate payments on loans and AFS debt securities, and for the qualifying debt instruments, the Company receives fixed-rate payments in exchange for making variable-rate payments, over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on SOFR plus a spread adjustment. During the three months ended March 31, 2026, the Company terminated interest rate swaps on hedged AFS U.S. Treasury securities which had a notional value of $1.3 billion and cumulative basis adjustments of $18.6 million at the time of termination. As the hedged securities were sold in the same period as the termination of the swap, both the basis adjustment and the related gain on sale of the hedged securities were recognized in earnings as a component of Gain on sales of investment securities, resulting in a net gain of $18.7 million during the three months ended March 31, 2026, as described in "Note 2. Investment Securities."
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets, whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company receives a variable rate and pays a fixed rate on the outstanding notional amount. During the three months ended March 31, 2026, the Company terminated a portion of its portfolio layer method swaps. The terminated hedges had a notional value of $2.0 billion and a cumulative loan basis adjustment of $19 million at the time of termination. At the date of termination, the cumulative loan basis adjustment was allocated to the individual loans remaining within the closed pools and will be amortized over the remaining life of these loans through interest income. The remaining unamortized basis of terminated portfolio layer method swaps was $23 million and $5 million as of March 31, 2026 and December 31, 2025, respectively.
Derivatives Not Designated in Hedge Relationships
Management enters into certain contracts and agreements, including foreign exchange derivative contracts, back-to-back interest rate contracts, risk participation agreements and equity warrants, which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers. The Company's back-to-back interest rate contracts are used to allow customers to manage long-term interest rate risk. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. Risk participation agreements are entered into with lead banks in certain loan syndication deals to share in the risk of default on interest rate swaps on participated loans. Equity warrants represent the right to buy shares in a company at a specified price and are acquired by the Company primarily in connection with negotiating credit facilities and certain other services to private, venture-backed companies in the technology industry. Covered call options are utilized to economically hedge certain investment securities and generate additional income.
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

Fair Value Hedges
As of March 31, 2026 and December 31, 2025, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	March 31, 2026		December 31, 2025
	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)
	(in millions)
Loans HFI, net of deferred loan fees and costs (3)	$1,802	$(26)	$3,811	$—
Investment securities - AFS	3,482	(41)	3,006	(65)
Qualifying debt	(396)	4	(396)	2
(1)Represents the amortized cost basis of the hedged assets and liabilities.
(2)Included in the carrying value of the hedged assets and liabilities.
(3)Included portfolio layer method derivative instruments with $1.5 billion and $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $3.8 billion and $7.2 billion) as of March 31, 2026 and December 31, 2025, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $(17) million and $8 million as of March 31, 2026 and December 31, 2025, respectively.
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

	Three Months Ended March 31,
	2026		2025
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$9.9	$(9.9)	$(63.7)	$63.9
Interest income on investment securities	(22.7)	23.5	—	—
Interest expense on qualifying debt	(2.4)	2.4	—	—
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $0.4 million and less than $0.1 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the three months ended March 31, 2026 and 2025, respectively.
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of March 31, 2026, December 31, 2025, and March 31, 2025. The change in the notional amounts of these derivatives from March 31, 2025 to March 31, 2026 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	March 31, 2026			December 31, 2025			March 31, 2025
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$5,708	$77	$12	$7,216	$85	$22	$4,335	$38	$6
Total	$5,708	$77	$12	$7,216	$85	$22	$4,335	$38	$6

Derivatives not designated as hedging instruments:
Foreign currency contracts	$550	$13	$7	$530	$8	$4	$99	$1	$—
Forward contracts	33,415	116	85	27,271	21	43	28,268	21	55
Futures contracts (1)	18,325	—	—	23,170	—	—	14,715	—	—
Interest rate lock commitments	2,997	9	12	3,201	20	1	2,689	14	1
Interest rate contracts	10,830	21	23	10,228	34	36	7,169	24	26
Risk participation agreements	312	—	—	242	—	—	182	—	—
Equity warrants	50	40	—	50	39	—	61	31	—
Total	$66,479	$199	$127	$64,692	$122	$84	$53,183	$91	$82
Margin	—	260	31	—	366	7	—	156	(31)
Total, including margin	$66,479	$459	$158	$64,692	$488	$91	$53,183	$247	$51
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	March 31, 2026			December 31, 2025			March 31, 2025
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$12	$—	$12	$6	$—	$6	$—	$—	$—
Forward contracts	116	—	116	21	—	21	21	—	21
Interest rate contracts	80	—	80	86	—	86	41	—	41
Margin	260	—	260	366	—	366	156	—	156
Netting	—	(134)	(134)	—	(85)	(85)	—	(32)	(32)
	$468	$(134)	$334	$479	$(85)	$394	$218	$(32)	$186
Liabilities
Foreign currency contracts	$—	$—	$—	$(1)	$—	$(1)	$—	$—	$—
Forward contracts	(85)	—	(85)	(40)	—	(40)	(53)	—	(53)
Interest rate contracts	(32)	—	(32)	(46)	—	(46)	(21)	—	(21)
Margin	(31)	—	(31)	(7)	—	(7)	31	—	31
Netting	—	134	134	—	85	85	—	32	32
	$(148)	$134	$(14)	$(94)	$85	$(9)	$(43)	$32	$(11)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$2	$—	$2	$1	$—	$1
Interest rate lock commitments	9	—	9	20	—	20	14	—	14
Interest rate contracts	18	—	18	33	—	33	21	—	21
Equity warrants	40	—	40	39	—	39	31	—	31
	$68	$—	$68	$94	$—	$94	$67	$—	$67
Liabilities
Foreign currency contracts	$(7)	$—	$(7)	$(3)	$—	$(3)	$—	$—	$—
Forward contracts	—	—	—	(3)	—	(3)	(2)	—	(2)
Interest rate lock commitments	(12)	—	(12)	(1)	—	(1)	(1)	—	(1)
Interest rate contracts	(3)	—	(3)	(12)	—	(12)	(11)	—	(11)
	$(22)	$—	$(22)	$(19)	$—	$(19)	$(14)	$—	$(14)
Total derivatives and margin
Assets	$536	$(134)	$402	$573	$(85)	$488	$285	$(32)	$253
Liabilities	(170)	134	(36)	(113)	85	(28)	(57)	32	(25)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(22.5)	$15.0
Forward contracts	45.0	(55.6)
Interest rate contracts	3.7	—
Other contracts	(3.0)	3.5
Net gain (loss) on derivatives	$23.2	$(37.1)

Net loan servicing revenue:
Forward contracts	$(27.8)	$7.4
Futures contracts	20.1	(5.8)
Interest rate contracts	(15.3)	26.3
Net (loss) gain on derivatives	$(23.0)	$27.9

Fair value gain adjustments, net
Interest rate contracts	$3.4	$2.4
Covered call options	0.3	—
Risk participation agreements	0.1	0.2
Net gain on derivatives	$3.8	$2.6

Income (loss) from equity investments
Equity warrants	$(0.8)	$(0.5)
Net loss on derivatives	$(0.8)	$(0.5)

Other non-interest income
Foreign currency contracts	$4.4	$2.0
Net gain on derivatives	$4.4	$2.0
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At March 31, 2026, December 31, 2025, and March 31, 2025 collateral pledged by the Company to counterparties for its derivatives totaled $285 million, $382 million, and $194 million, respectively.

13. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Weighted average shares - basic	108.2	108.8
Dilutive effect of stock awards	0.5	0.8
Weighted average shares - diluted	108.7	109.6
Net income available to common stockholders	$178.9	$195.9

Earnings per Common Share:
Basic	$1.65	$1.80
Diluted	1.65	1.79
14. INCOME TAXES
The Company's effective tax rate was 18.2% and 19.2% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease in nondeductible insurance premiums and an increase in stock compensation benefit in 2026.
As of March 31, 2026, the net DTA balance totaled $408 million, an increase of $59 million from $349 million at December 31, 2025. The overall increase in the net DTA was primarily the result of an increase in credit carryovers and a decrease in the fair market value of AFS securities. Although realization is not assured, the Company believes realization of the recognized net DTA of $408 million at March 31, 2026 is more-likely-than-not based on expectations regarding future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2026 and December 31, 2025, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $581 million and $593 million as of March 31, 2026 and December 31, 2025, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $327 million and $329 million as of March 31, 2026 and December 31, 2025, respectively.
The Company recognized tax credits related to LIHTC investments of $14.6 million and $17.6 million during the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, amortization related to LIHTC investments of $12.9 million and $15.1 million, respectively, was included as a component of income tax expense.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,060 at March 31, 2026 and $1,034 at December 31, 2025	$14,642	$15,420
Credit card commitments and financial guarantees	863	813
Letters of credit, including unsecured letters of credit of $2 at March 31, 2026 and December 31, 2025	616	598
Total	$16,121	$16,831
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. The loss contingency for unfunded loan commitments and letters of credit was $53.3 million and $49.6 million as of March 31, 2026 and December 31, 2025, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 14. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $61 million as of March 31, 2026, compared to $21 million as of December 31, 2025.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 48% of the Company's HFI loan portfolio as of March 31, 2026 and December 31, 2025. The Company's loan portfolio includes significant credit exposure to the CRE market. As of March 31, 2026 and December 31, 2025, CRE related loans accounted for approximately 27% of total loans at each respective date. Approximately 14% of CRE loans, excluding construction and land loans, were owner occupied as of March 31, 2026 and December 31, 2025. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of March 31, 2026 and December 31, 2025.

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
16. FAIR VALUE ACCOUNTING
The fair value of an asset or liability is the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions market participants would use in pricing an asset or liability. ASC 825 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described in "Note 1. Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure financial instruments are recorded at fair value, and are applied consistently over time. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below.
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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Unrealized gains	$1.3	$1.5
Changes included in OCI, net of tax	1.0	1.1
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
Trading securities and loans HFS: Certain government-insured or guaranteed and agency-conforming 1-4 family residential loans HFS and trading securities are salable into active markets. Accordingly, the fair value of these loans and securities is based primarily on quoted market or contracted selling prices or a market price equivalent, which are categorized as Level 2 in the fair value hierarchy. The Company's loans HFS are classified as Level 3 in the fair value hierarchy and are measured using a weighted average blend of loan values assuming redelivery into GNMA securities and liquidation, each adjusted by the lifetime liquidation probability.
Mortgage servicing rights: MSRs are measured based on valuation techniques using Level 3 inputs. The Company uses a discounted cash flow model that incorporates assumptions market participants would use in estimating the fair value of servicing rights, including, but not limited to, option adjusted spread, conditional prepayment rate, servicing fee rate, recapture rate, and cost to service.
Derivative financial instruments: Forward contracts are measured based on valuation techniques using Level 2 inputs, such as quoted market prices, contracted selling prices, or a market price equivalent. Interest rate and foreign currency contracts are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate contracts. IRLCs are measured based on valuation techniques that consider loan type, underlying loan amount, maturity date, note rate, loan program, and expected settlement date, with Level 3 inputs for the servicing release premium and pull-through rate. These measurements are adjusted at the loan level to consider the servicing release premium and loan pricing adjustment specific to each loan. The base value is then adjusted for estimated pull-through rates. The pull-through rate and servicing fee multiple are unobservable inputs based on historical experience. Equity warrants are measured using a Black-Scholes option pricing model based on contractual strike price, expected term, the risk-free interest rate, volatility assumptions, dividend yields, and underlying stock prices. As a majority of the warrants in the Company's portfolio are with privately-held companies, volatility assumptions used in the Black-Scholes model are based on public company comparables in similar industries. The volatility input is considered Level 3 as the underlying equity is not publicly traded and is determined using comparable publicly traded companies. The asset valuations are further adjusted using a reliability estimate due to the nature of data availability of privately-held companies. In addition to the above, warrants with publicly-held companies utilize the underlying stock price and are further adjusted by applying a discount up to 20 percent if certain sales restrictions are present.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates it will pay the debt according to its contractual terms.

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2026	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$2,966	$—	$2,966
Commercial MBS issued by GSEs and GNMA	—	471	—	471
Corporate debt securities	—	297	—	297
Private label residential MBS	—	1,005	—	1,005
Residential MBS issued by GSEs and GNMA	—	7,497	—	7,497
Tax-exempt	—	788	—	788
U.S. Treasury securities	5,610	—	—	5,610
Other	28	39	—	67
Total AFS debt securities	$5,638	$13,063	$—	$18,701
Equity securities
CRA investments	$28	$—	$—	$28
Preferred stock	51	—	—	51
Total equity securities	$79	$—	$—	$79
Loans HFS (2)	$—	$2,804	$1,011	$3,815
Mortgage servicing rights	—	—	1,516	1,516
Derivative assets (1)	—	227	49	276
Liabilities:
Junior subordinated debt (3)	$—	$—	$70	$70
Derivative liabilities (1)	—	127	12	139
(1)See "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $26 million as of March 31, 2026 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $260 million and $31 million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2025	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$2,747	$—	$2,747
Commercial MBS issued by GSEs and GNMA	—	635	—	635
Corporate debt securities	—	297	—	297
Private label residential MBS	—	1,039	—	1,039
Residential MBS issued by GSEs and GNMA	—	7,230	—	7,230
Tax-exempt	—	802	—	802
U.S. Treasury securities	5,970	—	—	5,970
Other	28	40	—	68
Total AFS debt securities	$5,998	$12,790	$—	$18,788
Equity securities
Preferred stock	$52	$—	$—	$52
CRA investments	27	—	—	27
Total equity securities	$79	$—	$—	$79
Loans - HFS (2)	$—	$2,664	$700	$3,364
Mortgage servicing rights	—	—	1,494	1,494
Derivative assets (1)	—	148	59	207
Liabilities:
Junior subordinated debt (3)	$—	$—	$71	$71
Derivative liabilities (1)	—	105	1	106
(1)See "Note 12. Derivatives and Hedging Activities." Derivative assets and liabilities exclude margin of $366 million and $7 million, respectively.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2026	2025
	(in millions)
Beginning balance	$(71.2)	$(64.7)
Change in fair value (1)	1.3	1.5
Ending balance	$(69.9)	$(63.2)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $1.0 million and $1.1 million for three months ended March 31, 2026 and 2025, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	March 31, 2026	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$70	Discounted cash flow	Implied credit rating of the Company	5.71%

	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$71	Discounted cash flow	Implied credit rating of the Company	5.36%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2026 and December 31, 2025 was the implied credit risk for the Company. The implied credit risk spread as of March 31, 2026 and December 31, 2025 was calculated as the difference between the average of the 9 and 10-year 'BB' rated financial indexes over the 5 and 10-year swap indexes.

As of March 31, 2026, the Company estimated the discount rate at 5.71%, which represents an implied credit spread of 3.68% plus three-month SOFR (2.03%). As of December 31, 2025, the Company estimated the discount rate at 5.36%, which was a 1.71% credit spread plus three-month SOFR (3.65%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended March 31, 2026
	Loans HFS	MSRs	IRLCs (1)	Warrants
	(in millions)
Balance, beginning of period	$700	$1,494	$19	$39
Purchases and additions	522	295	5,540	2
Sales and payments	(225)	(211)	—	—
Transfers from Level 2 to Level 3	2	—	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(5,560)	—
Warrant exercises	—	—	—	(2)
Change in fair value	12	22	(2)	1
Realization of cash flows	—	(84)	—	—
Balance, end of period	$1,011	$1,516	$(3)	$40
Changes in unrealized gains for the period (2)	$15	$22	$(3)	$(1)

	Three Months Ended March 31, 2025
	Loans HFS	MSRs	IRLCs (1)	Warrants
	(in millions)
Balance, beginning of period	$3	$1,127	$(2)	$30
Purchases and additions	65	260	5,742	3
Sales and payments	(9)	(83)	—	—
Transfers from Level 2 to Level 3	2	—	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(5,733)	—
Change in fair value	2	(20)	6	(2)
Realization of cash flows	—	(43)	—	—
Balance, end of period	$63	$1,241	$13	$31
Changes in unrealized gains for the period (2)	$1	$(19)	$13	$(1)
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		March 31, 2026
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	327 - 458	377
	Conditional prepayment rate (1)	5.8% - 13.0%	10.3%
	Recapture rate	0.0% - 55.0%	25.1%
	Servicing fee rate (in basis points)	25.0 - 56.5	39.3
	Cost to service	$77 - $83	$79
Loans HFS:	Lifetime liquidation probability	2.1% to 12.5%	6.7%
IRLCs:	Servicing fee multiple	4.7 - 7.0	5.7
	Pull-through rate	80% - 100%	91.0%
Equity warrants:	Volatility	46.6% - 168.8%	78.1%
	Risk-free interest rate	3.7% - 4.4%	3.9%
	Time to expiration (in years)	1.0 - 10.0	2.8

		December 31, 2025
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	283 - 317	316
	Conditional prepayment rate (1)	6.1% - 14.1%	11.0%
	Recapture rate	0.0% - 55.0%	25.5%
	Servicing fee rate (in basis points)	25.0 - 56.5	38.1
	Cost to service	$77 - $83	$79
Loans HFS:	Lifetime liquidation probability	1.6% - 10.7%	4.6%
IRLCs:	Servicing fee multiple	4.7 - 6.5	5.5
	Pull-through rate	74% - 100%	92.0%
Equity warrants:	Volatility	40.3% - 180.4%	74.7%
	Risk-free interest rate	3.5% - 4.1%	3.6%
	Time to expiration (in years)	1.0 - 10.0	2.9
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	March 31, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$3,057	$2,996	$61	$2,846	$2,744	$102
90 days or more delinquent	758	732	26	518	501	17
Total	$3,815	$3,728	$87	$3,364	$3,245	$119
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

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of March 31, 2026:
Loans HFI	$409	$—	$—	$409
Other assets acquired through foreclosure	123	—	—	123
As of December 31, 2025:
Loans HFI	$395	$—	$—	$395
Other assets acquired through foreclosure	137	—	—	137
For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2026	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$409	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	123	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

	December 31, 2025	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$395	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	137	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $409 million and $395 million at March 31, 2026 and December 31, 2025, respectively, net of a specific ACL of $10 million and $15 million at March 31, 2026 and December 31, 2025, respectively.
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

Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $123 million and $137 million of such assets at March 31, 2026 and December 31, 2025, respectively.
Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2026
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,625	$—	$1,450	$—	$1,450
AFS	18,701	5,638	13,063	—	18,701
Equity	79	79	—	—	79
Derivative assets (1)	276	—	227	49	276
Loans HFS	3,936	—	2,804	1,132	3,936
Loans HFI, net	58,681	—	—	57,296	57,296
Mortgage servicing rights	1,516	—	—	1,516	1,516
Accrued interest receivable	473	—	473	—	473
Financial liabilities:
Deposits	$82,723	$—	$82,749	$—	$82,749
Other borrowings	5,610	—	5,610	—	5,610
Qualifying debt	1,072	—	968	85	1,053
Derivative liabilities (1)	139	—	127	12	139
Accrued interest payable	120	—	120	—	120
(1)    Derivative assets and liabilities exclude margin of $260 million and $31 million, respectively.

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,584	$—	$1,427	$—	$1,427
AFS	18,788	5,998	12,790	—	18,788
Equity securities	79	79	—	—	79
Derivative assets (1)	207	—	148	59	207
Loans HFS	3,498	—	2,664	834	3,498
Loans HFI, net	58,216	—	—	57,206	57,206
Mortgage servicing rights	1,494	—	—	1,494	1,494
Accrued interest receivable	473	—	473	—	473
Financial liabilities:
Deposits	$77,159	$—	$77,185	$—	$77,185
Other borrowings	5,240	—	5,242	—	5,242
Qualifying debt	1,076	—	981	87	1,068
Derivative liabilities (1)	106	—	105	1	106
Accrued interest payable	116	—	116	—	116
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at March 31, 2026 and December 31, 2025 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at March 31, 2026 and December 31, 2025.

17. SEGMENTS
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2026:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$28,946	$13	$—	$28,933
Loans HFS	3,936	65	3,871	—
Loans HFI, net of deferred fees and costs	59,142	35,234	23,908	—
Less: allowance for credit losses	(461)	(389)	(72)	—
Net loans HFI	58,681	34,845	23,836	—
Goodwill and other intangible assets, net	646	290	356	—
Other assets	6,644	368	2,414	3,862
Total assets	$98,853	$35,581	$30,477	$32,795
Liabilities:
Deposits	$82,723	$31,096	$45,923	$5,704
Borrowings and qualifying debt	6,682	—	24	6,658
Other liabilities	1,540	97	418	1,025
Total liabilities	90,945	31,193	46,365	13,387
Allocated equity:	7,908	3,645	2,688	1,575
Total liabilities and equity	$98,853	$34,838	$49,053	$14,962
Excess funds (used) provided	$—	$(743)	$18,576	$(17,833)

Income Statement:
Three Months Ended March 31, 2026:	(in millions)
Interest income	$1,188.2	$598.5	$329.9	$259.8
Interest expense	421.9	158.3	150.7	112.9
Funds transfer pricing	—	(69.7)	305.4	(235.7)
Net interest income (expense)	766.3	370.5	484.6	(88.8)
Provision for (recovery of) credit losses	213.2	206.3	6.4	0.5
Net interest income (expense) after provision for credit losses	553.1	164.2	478.2	(89.3)
Non-interest income	252.6	47.8	118.4	86.4
Salaries and employee benefits	205.5	44.0	50.8	110.7
Other non-interest expense (1)	368.9	138.7	322.0	(91.8)
Income (loss) before provision for income taxes	231.3	29.3	223.8	(21.8)
Income tax expense (benefit)	42.1	5.0	39.5	(2.4)
Net income (loss)	$189.2	$24.3	$184.3	$(19.4)
(1)    The composition of Other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2025:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$24,034	$16	$—	$24,018
Loans HFS	3,498	67	3,431	—
Loans HFI, net of deferred fees and costs	58,677	34,784	23,893	—
Less: allowance for credit losses	(461)	(390)	(71)	—
Net loans HFI	58,216	34,394	23,822	—
Goodwill and other intangible assets, net	649	290	359	—
Other assets	6,377	352	2,237	3,788
Total assets	$92,774	$35,119	$29,849	$27,806
Liabilities:
Deposits	$77,159	$30,806	$40,466	$5,887
Borrowings and qualifying debt	6,316	—	48	6,268
Other liabilities	1,353	91	336	926
Total liabilities	84,828	30,897	40,850	13,081
Allocated equity:	7,946	3,400	2,570	1,976
Total liabilities and equity	$92,774	$34,297	$43,420	$15,057
Excess funds provided (used)	$—	$(822)	$13,571	$(12,749)

Income Statement:
Three Months Ended March 31, 2025:
Interest income	$1,095.6	$591.5	$285.2	$218.9
Interest expense	445.0	149.9	156.0	139.1
Funds transfer pricing	—	(131.7)	270.1	(138.4)
Net interest income	650.6	309.9	399.3	(58.6)
Provision for credit losses	31.2	31.3	5.0	(5.1)
Net interest income (expense) after provision for credit losses	619.4	278.6	394.3	(53.5)
Non-interest income	127.4	36.9	79.5	11.0
Salaries and employee benefits	182.4	44.2	43.1	95.1
Other non-interest expense (1)	318.0	124.7	266.7	(73.4)
Income before provision for income taxes	246.4	146.6	164.0	(64.2)
Income tax expense	47.3	22.4	25.2	(0.3)
Net income (loss)	$199.1	$124.2	$138.8	$(63.9)
(1)    The composition of Other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.
18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include banking service charges and fees, disbursement and escrow fees, and interchange fees on credit and debit cards.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Disbursements and escrow fees	$39.7	$2.4
Banking service charges and fees	20.2	17.7
Interchange fees	4.2	1.5
Other fees	3.1	1.4
Total revenue from contracts with customers	$67.2	$23.0
The Company had no material unsatisfied performance obligations as of March 31, 2026 or December 31, 2025.

19. SUBSEQUENT EVENTS
Loan Downgrade
In late April 2026, the Company received notification from a borrower regarding its intention not to repay a CRE non‑owner‑occupied loan with an outstanding balance of $99 million. Prior to this notification, the loan had been performing in accordance with its contractual terms and was internally graded as pass. The property securing this loan is a 6-story newly constructed, LEED Silver-certified, Class-A life-science laboratory/office building with a 7-story parking structure, located on a 6.0-acre site in a gateway life-science market. After receiving this notification, the loan was downgraded to substandard and placed on non-accrual status. Following its internal procedures, the Company has ordered an appraisal and will conduct a valuation analysis to determine any financial impact.
Problem Loan Management
The Company continues to actively manage non-performing loans through its established early identification / early resolution credit process. In early May, the Company received a letter of intent from a third party to purchase a property that serves as the underlying collateral for an unrelated loan that was classified as substandard and non-accrual as of March 31, 2026, at a price approximating the loan’s current carrying value of $60 million.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and are subject to certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from historical or expected results: 1) adverse financial market and economic conditions, including the effects of inflation and any recession in the United States, adverse developments in the financial services industry generally, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers, and any related impact on customer behavior, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the geopolitical conflicts such as the conflicts in Ukraine and the Middle East; 2) changes in interest rates and increased rate competition; 3) the discontinuation of or substantial changes to interest rate benchmarks utilized in our lending, borrowing and hedging activities; 4) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 5) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 6) exposure to natural and man-made disasters in markets where we operate and the impact of climate change and sustainability practices on us and our customers; 7) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events, and of governmental and societal responses thereto; 8) higher defaults on our loan portfolio than we expect; 9) increased foreclosures and ownership of real property; 10) changes in management's estimate of the adequacy of the allowance for credit losses; 11) dependency on real estate and events that negatively impact the real estate market; 12) concentrations in certain business lines or product types within our loan portfolio; 13) residual risk retained by us on reference pools covered by credit linked notes; 14) exposures related to the properties to which we acquire title; 15) ability to compete in a highly competitive market; 16) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful and supervisory actions by regulatory agencies which may limit our ability to pursue certain growth opportunities; 17) uncertainty associated with digital payment initiatives; 18) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 19) ability to meet capital adequacy and liquidity requirements and the sufficiency of liquidity; 20) dependence on low-cost deposits; 21) risks related to representations and warranties made on third-party loan sales; 22) ability to borrow from the FHLB or the FRB; 23) a change in our creditworthiness; 24) information security breaches; 25) reliance on third parties to provide key components of our infrastructure; 26) perpetration of fraud; 27) ability to implement and improve our controls and processes to keep pace with growth; 28) risk of operating in a highly regulated industry and our ability to remain in compliance; 29) ability to adapt to technological change; 30) technological risks and developments and cyber threats, attacks or events; 31) emerging external focus among regulators and other officials related to risks in connection with the development and use of artificial intelligence; 32) failure to comply with state and federal banking agency laws and regulations; 33) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; 34) risks related to ownership and price of our preferred and common stock; 35) ability to continue to declare quarterly dividends; 36) additional regulatory requirements resulting from our continued growth; 37) management's estimates and projections of interest rates and interest rate policies; 38) the execution of our business plan; 39) the outcome of legal proceedings regarding the Cantor Group V, LLC loan and the Leucadia Asset Management LLC loan, the amount of funds and/or collateral that may be available for repayment of such loans, and any adverse economic or other events impacting the collateral, borrower or guarantors with respect to such loans.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, “Risk Factors” in Part II, Item 1A of this Form 10-Q, and related disclosures in other filings with the SEC. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are based only on information currently available to us and speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur, and you should not put undue reliance on any forward-looking statements.
Recent Market and Banking Industry Developments
CRE Exposure
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 27% of total loans at March 31, 2026 and December 31, 2025. Approximately 14% of CRE loans, excluding construction and land loans, were owner occupied, and less than 4% were non-owner occupied office loans at March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $27.7 million, which primarily related to office properties. As the Company continues to focus on moving nonperforming loans through its standard credit resolution process, the Company took possession of one CRE office property during the three months ended March 31, 2026. While the Company believes its reserve levels are adequate, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
Legal Disputes Related to Credit Facilities
Cantor Group V, LLC
In August 2025, the Bank initiated a lawsuit in Los Angeles Superior Court against Cantor Group V, LLC and certain individual guarantors in connection with the Bank's note finance revolving credit facility to Cantor Group V, LLC, alleging fraud by the borrower for failing to provide collateral loans in the first position, seeking appointment of a receiver and recovery of funds, and seeking other forms of relief and damages related to claims against the borrower. In addition, under certain circumstances such as fraud, the Bank holds both a limited guaranty and full guaranty from two ultra-high net worth individuals. As of September 30, 2025, the Bank moved the $98.5 million facility to nonaccrual status and established a specific allowance of $29.6 million for this loan. During the three months ended March 31, 2026, management reevaluated the existing collateral based on updated “as-is” appraisals and due to the expected duration of the resolution process, recognized a charge-off of $26.1 million from the previously established reserve. A specific allowance of $3.5 million remains on this loan as of March 31, 2026. To further protect the Company's collateral position, management completed the purchase of a $13 million non-performing senior lien loan during the three months ended March 31, 2026 and plans to acquire additional non-performing senior lien loans as appropriate.
Leucadia Asset Management LLC and Jefferies Financial Group
In March 2026, the Bank and its collateral agent filed a complaint in New York Supreme Court against Jefferies Financial Group, Leucadia Asset Management LLC, and affiliates (collectively, the "Defendants") alleging breach of contract and fraudulent inducement in connection with a trade finance loan extended by the Bank, seeking declaratory and injunctive relief for the recovery of funds, and other forms of relief and damages related to claims against the Defendants. This loan was collateralized by accounts receivable purchased from First Brands Group, which filed for bankruptcy in September 2025. The loan entered default status following the identification of servicing failures, including lapses in UCC filings, and in October 2025, the Bank entered into a forbearance agreement pursuant to which the Defendants agreed to cause full repayment of the loan by March 31, 2026. Defendants then made payments pursuant to the forbearance agreement from October 2025 to January 15, 2026, when the Bank received the most recent payment of $42.1 million. In late February 2026, after the Company was notified the remaining principal balance of the loan would not be repaid as agreed and with the Defendants' failure to make the payment due on February 27, 2026, the Company recorded a charge‑off of $126.4 million for the remaining loan balance.

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
Financial Results Highlights for the First Quarter of 2026
•Net income available to common stockholders of $178.9 million (or $241.0 million, as adjusted1), compared to $195.9 million for the first quarter 2025
•Diluted earnings per share of $1.65 (or $2.22, as adjusted1), compared to $1.79 per share for the first quarter 2025
•Net revenue of $1.0 billion (or $968.4 million, as adjusted1), compared to $778.0 million for the first quarter 2025, with non-interest expense of $574.4 million, compared to $500.4 million for the first quarter 2025
•PPNR of $444.5 million (or $394.0 million, as adjusted1), up 60.1% from $277.6 million in the first quarter 20251
•Total loans HFI of $59.1 billion, up $465 million, or 0.8%, from December 31, 2025
•Total deposits of $82.7 billion, up $5.6 billion, or 7.2%, from December 31, 2025
•Total equity of $7.9 billion, a decrease of $38 million, or 0.5%, from December 31, 2025
•Nonperforming loans to funded HFI loans decreased to 0.83%, compared to 0.85% at December 31, 2025
•Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.62% of total assets, compared to 0.69% at December 31, 2025
•Annualized net loan charge-offs to average loans outstanding of 1.45% (or 0.39%, as adjusted1), compared to 0.20% for the first quarter 2025
•Net interest margin of 3.54%, increased from 3.47% in the first quarter 2025
•Tangible common equity ratio of 6.8%, compared to 7.3% at December 31, 20251
•Book value per common share of $67.03, a decrease of $0.17, or 0.3%, from $67.20 at December 31, 2025
•Tangible book value per share, net of tax, of $61.14, a decrease of $0.15, or 0.2%, from $61.29 at December 31, 20251
•Efficiency ratio1 of 55.8% in the first quarter 2026, compared to 63.5% in the first quarter 2025
•Efficiency ratio, adjusted for deposit costs1 of 47.5%, compared to 55.8% in the first quarter 2025
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2026.

1 See Non-GAAP Financial Measures section beginning on page 64.

Results of Operations and Financial Condition
As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2026			2025
	(in millions, except per share amounts)
Net income / as adjusted (1)	$189.2	/	$251.3	$199.1
Net income available to common stockholders / as adjusted (1)	178.9	/	241.0	195.9
Earnings per share - basic	1.65			1.80
Earnings per share - diluted / as adjusted (1)	1.65	/	2.22	1.79
Return on average assets / as adjusted (1)	0.80%	/	1.07%	0.97%
Return on average equity	9.4			11.7
Return on average tangible common equity / as adjusted (1)	10.5	/	14.2	13.4
Net interest margin	3.54			3.47
(1) See Non-GAAP Financial Measures section beginning on page 64.

	March 31, 2026	December 31, 2025
	(in millions)
Total assets	$98,853	$92,774
Loans HFS	3,936	3,498
Loans HFI, net of deferred fees and costs	59,142	58,677
Investment securities, net of allowance for credit losses	20,392	20,438
Total deposits	82,723	77,159
Other borrowings	5,610	5,240
Qualifying debt	1,072	1,076
Total equity	7,908	7,946
Tangible common equity, net of tax (1)	6,677	6,711
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

	March 31, 2026		December 31, 2025
	(dollars in millions)
Nonaccrual loans	$492		$500
Repossessed assets	123		137
Non-performing assets	802		817
Nonaccrual loans to funded loans	0.83%		0.85%
Nonaccrual and repossessed assets to total assets	0.62		0.69
Allowance for loan losses to funded loans	0.78		0.78
Allowance for credit losses to funded loans	0.87		0.87
Allowance for loan losses to nonaccrual loans	94		92
Allowance for credit losses to nonaccrual loans	105		102
Net charge-offs to average loans outstanding / as adjusted (1), (2)	1.45 /	0.39	0.24
(1)See Non-GAAP Financial Measures section beginning on page 64.
(2)Annualized on an actual/actual basis for the three months ended March 31, 2026. Actual year-to-date for the year ended December 31, 2025.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $98.9 billion at March 31, 2026, an increase of $6.1 billion, or 6.6%, from $92.8 billion at December 31, 2025. Higher deposit levels supported an increase in cash of $5.0 billion, and also funded HFI and HFS loan growth of $465 million and $438 million, respectively.
Loans HFI increased $465 million, or 0.8%, to $59.1 billion as of March 31, 2026, compared to $58.7 billion as of December 31, 2025. By loan type, commercial and industrial and residential loans increased $295 million and $113 million, respectively, from December 31, 2025. In addition, loans HFS increased $438 million, or 12.5%, from $3.5 billion as of December 31, 2025 primarily due to an increase in government-insured or guaranteed and agency-conforming mortgage loans.
Total deposits increased $5.6 billion, or 7.2%, to $82.7 billion as of March 31, 2026 from $77.2 billion as of December 31, 2025. By type, the increase in deposits from December 31, 2025 was driven by increases of $3.7 billion, $969 million, and $828 million in non-interest bearing deposits, interest bearing demand deposits, and savings and money market accounts, respectively.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,188.2	$1,095.6	$92.6
Interest expense	421.9	445.0	(23.1)
Net interest income	766.3	650.6	115.7
Provision for credit losses	213.2	31.2	182.0
Net interest income after provision for credit losses	553.1	619.4	(66.3)
Non-interest income	252.6	127.4	125.2
Non-interest expense	574.4	500.4	74.0
Income before provision for income taxes	231.3	246.4	(15.1)
Income tax expense	42.1	47.3	(5.2)
Net income	189.2	199.1	(9.9)
Net income attributable to noncontrolling interest	7.1	—	7.1
Net income attributable to Western Alliance	182.1	199.1	(17.0)
Dividends on preferred stock	3.2	3.2	—
Net income available to common stockholders	$178.9	$195.9	$(17.0)
Earnings per share:
Basic	$1.65	$1.80	$(0.15)
Diluted	1.65	1.79	(0.14)

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
Pre-Provision Net Revenue
Banking regulations define PPNR as the sum of net interest income and non-interest income less expenses before adjusting for loss provisions and income taxes. Management believes this is an important metric as it illustrates the underlying performance of the Company, enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.
The following table shows the components used in the calculation of PPNR:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net interest income	$766.3	$650.6
Total non-interest income	252.6	127.4
Net revenue	$1,018.9	$778.0
Total non-interest expense	574.4	500.4
Pre-provision net revenue	$444.5	$277.6
Less:
Provision for credit losses	213.2	31.2
Income tax expense	42.1	47.3
Net income	$189.2	$199.1
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which measures non-interest expense as a ratio of net revenue on a tax equivalent basis. Management uses this ratio as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Total non-interest expense	$574.4	$500.4
Less: Deposit costs	163.3	136.8
Total non-interest expense, excluding deposit costs	411.1	363.6
Divided by:
Total net interest income	766.3	650.6
Plus:
Tax equivalent interest adjustment	10.1	10.2
Total non-interest income	252.6	127.4
Less: Deposit costs	163.3	136.8
	$865.7	$651.4
Efficiency ratio - tax equivalent basis	55.8%	63.5%
Efficiency ratio - tax equivalent basis, adjusted for deposit costs	47.5	55.8

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

	March 31, 2026	December 31, 2025
	(dollars and shares in millions)
Total equity	$7,908	$7,946
Less:
Preferred stock	295	295
Noncontrolling interest in subsidiary	293	293
Total common stockholders' equity	7,320	7,358
Less: goodwill and intangible assets, net	646	649
Total tangible common stockholders' equity	6,674	6,709
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible common equity, net of tax	$6,677	$6,711

Total assets	$98,853	$92,774
Less: goodwill and intangible assets, net	646	649
Tangible assets	98,207	92,125
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible assets, net of tax	$98,210	$92,127

Tangible common equity ratio	6.8%	7.3%
Common shares outstanding	109.2	109.5
Book value per common share	$67.03	$67.20
Tangible book value per common share, net of tax	61.14	61.29

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Net income available to common stockholders	$178.9	$195.9
Divided by:
Average equity	$8,121	$6,899
Less:
Average goodwill and intangible assets	648	658
Average preferred stock	295	295
Average noncontrolling interest in subsidiary	293	16
Average tangible common equity	$6,885	$5,930
Return on average tangible common equity	10.5%	13.4%

The adjusted non-GAAP revenue, earnings and return metrics presented below for the three months ended March 31, 2026 exclude the impact to provision for credit losses of charging off the remaining balance of the Leucadia Asset Management LLC loan as well as gains from sales of investment securities that were executed as part of the Company's mitigation strategy, as applicable. In addition, net charge-offs for the three months ended March 31, 2026 have been adjusted to exclude the impact of fraud related charge-offs associated with the Leucadia Asset Management LLC and Cantor Group V, LLC loans.
Net Revenue and Pre-Provision Net Revenue, As Adjusted

Three Months Ended March 31, 2026:
(in millions)
Net revenue	$1,018.9
Adjusted for:
Gain on sales of investment securities	(50.5)
Net revenue, as adjusted	968.4
Total non-interest expense	574.4
Pre-provision net revenue, as adjusted	$394.0
Less:
Provision for credit losses	213.2
Income tax expense	42.1
Gain on sales of investment securities	(50.5)
Net income	$189.2
Earnings per Share, As Adjusted

Three Months Ended March 31, 2026:
(in millions, except per share data)
Net income	$189.2
Adjusted for:
Gain on sales of investment securities	(50.5)
Provision for credit losses on Leucadia Asset Management LLC	126.4
Tax effect of adjustments	(13.8)
Net income, as adjusted	251.3
Net income attributable to noncontrolling interest	7.1
Dividends on preferred stock	3.2
Net income available to common stockholders, as adjusted	$241.0
Diluted shares	108.7
Diluted earnings per share, as adjusted	$2.22
Return on Average Assets, As Adjusted

Three Months Ended March 31, 2026:
(dollars in millions)
Net income, as adjusted	$251.3
Divided by:
Average Assets	$95,602
Return on average assets, as adjusted	1.07%

Return on Average Tangible Common Equity, As Adjusted

Three Months Ended March 31, 2026:
(dollars in millions)
Net income available to common stockholders, as adjusted	$241.0
Divided by:
Average equity	8,121
Less:
Average goodwill and intangible assets	648
Average preferred stock	295
Average noncontrolling interest in subsidiary	293
Average tangible common equity	$6,885
Return on average tangible common equity, as adjusted	14.2%
Net Charge-Offs and Net Charge-Offs to Average Loans, As Adjusted

Three Months Ended March 31, 2026:
(dollars in millions)
Net charge-offs	$208.5
Adjusted for fraud related charge-offs:
Leucadia Asset Management LLC	(126.4)
Cantor Group V, LLC	(26.1)
Net charge-offs, as adjusted	$56.0
Divided by: Average HFI loans	58,184
Net charge-offs to average loans - annualized, as adjusted	0.39%

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

	March 31, 2026	December 31, 2025
	(dollars in millions)
Common equity tier 1:
Common equity	$7,320	$7,358
Less:
Non-qualifying goodwill and intangibles	630	633
Disallowed deferred tax asset	96	67
AOCI related adjustments	(453)	(341)
Unrealized loss on changes in fair value liabilities	(3)	(4)
Common equity tier 1	$7,050	$7,003
Divided by: Risk-weighted assets	$64,189	$63,408
Common equity tier 1 ratio	11.0%	11.0%

Common equity tier 1	$7,050	$7,003
Plus: Preferred stock, trust preferred securities, and noncontrolling interest	669	669
Tier 1 capital	$7,719	$7,672
Divided by: Tangible average assets	$95,395	$94,007
Tier 1 leverage ratio	8.1%	8.2%

Total capital:
Tier 1 capital	$7,719	$7,672
Plus:
Subordinated debt	988	990
Adjusted allowances for credit losses	528	523
Tier 2 capital	$1,516	$1,513
Total capital	$9,235	$9,185
Divided by: Risk-weighted assets	$64,189	$63,408
Total capital ratio	14.4%	14.5%

Classified assets to tier 1 capital plus allowance:
Classified assets	$1,070	$1,088
Divided by: Tier 1 capital	7,719	7,672
Plus: Adjusted allowances for credit losses	528	523
Total Tier 1 capital plus adjusted allowances for credit losses	$8,247	$8,195
Classified assets to tier 1 capital plus allowance	13.0%	13.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$5,469	$80.2	5.95%	$4,300	$66.6	6.28%
Loans HFI:
Commercial and industrial	27,560	413.3	6.13	22,831	365.8	6.56
CRE - non-owner occupied	10,317	169.9	6.68	10,011	175.1	7.10
CRE - owner occupied	1,694	24.8	6.00	1,880	28.7	6.30
Construction and land development	3,983	76.4	7.79	4,407	91.8	8.45
Residential real estate	14,611	150.8	4.19	14,346	152.2	4.30
Consumer	19	0.3	7.48	46	0.8	6.69
Total loans HFI (1), (2), (3), (4)	58,184	835.5	5.85	53,521	814.4	6.20
Investment securities:
Taxable	17,696	195.4	4.48	13,020	143.5	4.47
Tax-exempt	2,278	24.5	5.50	2,255	24.5	5.52
Total investment securities (1)	19,974	219.9	4.59	15,275	168.0	4.63
Cash and other	5,327	52.6	4.01	4,083	46.6	4.63
Total interest earning assets	88,954	1,188.2	5.46	77,179	1,095.6	5.81
Non-interest earning assets
Cash and due from banks	543			331
Allowance for loan losses	(464)			(397)
Bank owned life insurance	1,060			1,015
Other assets	5,509			4,720
Total assets	$95,602			$82,848
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$18,946	$99.5	2.13%	$15,870	$99.9	2.55%
Savings and money market accounts	24,611	168.7	2.78	21,206	164.8	3.15
Certificates of deposit	9,724	92.5	3.86	10,018	113.6	4.60
Total interest bearing deposits	53,281	360.7	2.75	47,094	378.3	3.26
Short-term borrowings	2,948	29.5	4.05	1,722	20.8	4.89
Long-term debt	1,353	18.6	5.59	2,652	36.6	5.60
Qualifying debt	1,077	13.1	4.92	899	9.3	4.18
Total interest bearing liabilities	58,659	421.9	2.92	52,367	445.0	3.45
Interest cost of funding earning assets			1.92			2.34
Non-interest bearing liabilities
Non-interest bearing deposits	27,352			22,097
Other liabilities	1,470			1,485
Equity	8,121			6,899
Total liabilities and equity	$95,602			$82,848
Net interest income and margin (5)		$766.3	3.54%		$650.6	3.47%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $10.1 million and $10.2 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Interest income includes a reduction for earnings credits totaling $48.7 million and $58.1 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Included in the yield computation are net loan fees of $23.9 million and $23.8 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Includes nonaccrual loans.
(5)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended March 31,
	2026 versus 2025
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$17.1	$(3.5)	$13.6
Loans HFI:
Commercial and industrial	70.9	(23.4)	47.5
CRE - non-owner occupied	5.0	(10.2)	(5.2)
CRE - owner occupied	(2.7)	(1.2)	(3.9)
Construction and land development	(8.1)	(7.3)	(15.4)
Residential real estate	2.7	(4.1)	(1.4)
Consumer	(0.4)	(0.1)	(0.5)
Total loans HFI	67.4	(46.3)	21.1
Investment securities:
Taxable	51.6	0.3	51.9
Tax-exempt	0.2	(0.2)	—
Total investment securities	51.8	0.1	51.9
Cash and other	12.3	(6.3)	6.0
Total interest income	148.6	(56.0)	92.6

Interest expense:
Interest bearing demand accounts	16.2	(16.6)	(0.4)
Savings and money market accounts	23.3	(19.4)	3.9
Certificates of deposit	(2.8)	(18.3)	(21.1)
Total deposits	36.7	(54.3)	(17.6)
Short-term borrowings	12.3	(3.6)	8.7
Long-term debt	(17.9)	(0.1)	(18.0)
Qualifying debt	2.2	1.6	3.8
Total interest expense	33.3	(56.4)	(23.1)

Net change	$115.3	$0.4	$115.7
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2026, interest income totaled $1.2 billion, an increase of $92.6 million, or 8.5%, compared to the three months ended March 31, 2025. This growth was primarily the result of higher interest income from investment securities and loans HFI, which increased by $51.9 million and $21.1 million, respectively, driven by a $4.7 billion increase in the average balances for these asset categories.
For the three months ended March 31, 2026, interest expense totaled $421.9 million, a decrease of $23.1 million, or 5.2%, compared to $445.0 million for the three months ended March 31, 2025. The decline was driven by reductions in interest expense on long-term debt and deposits of $18.0 million and $17.6 million, respectively. The decrease in interest expense on long-term debt resulted from a $1.3 billion reduction in the average balance of long-term debt, while lower rates led to the decrease in interest expense on deposits. These decreases were partially offset by an increase in interest expense on short-term borrowings of $8.7 million, resulting from a higher average balance of $1.2 billion.
For the three months ended March 31, 2026, net interest income totaled $766.3 million, an increase of $115.7 million, or 17.8%, compared to $650.6 million for the three months ended March 31, 2025. The increase in net interest income was driven by an increase in average interest earning assets of $11.8 billion and lower rates on deposits, partially offset by lower yields on interest earning assets and an increase in average interest bearing liabilities. Net interest margin improved 7 basis points to 3.54%, largely reflecting reduced costs on interest bearing liabilities in a lower rate environment, though partially offset by declining yields on interest earning assets.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended March 31, 2026, the Company recorded a provision for credit losses of $213.2 million compared to $31.2 million for the three months ended March 31, 2025. The provision for credit losses for the three months ended March 31, 2026 is primarily reflective of net loan charge-offs of $208.5 million. This included a charge-off of $126.4 million for the remaining balance of the Leucadia Asset Management LLC loan and a $26.1 million charge-off from the specific reserve previously established on the Cantor Group V, LLC loan.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
	(in millions)
Service charges and fees	$88.5	$37.2	$51.3
Net gain on mortgage loan origination and sale activities	72.7	49.5	23.2
Net loan servicing (loss) revenue	(1.3)	21.8	(23.1)
Income from bank owned life insurance	10.7	11.4	(0.7)
Gain on sales of investment securities	50.5	2.1	48.4
Fair value gain adjustments, net	3.1	1.0	2.1
Income (loss) from equity investments	13.3	(4.8)	18.1
Other income	15.1	9.2	5.9
Total non-interest income	$252.6	$127.4	$125.2
Total non-interest income for the three months ended March 31, 2026 increased by $125.2 million compared to the same period in 2025. This growth was primarily attributable to service charges and fees, gain on sales of investment securities, and net gain on mortgage loan origination and sales activities. Service charges and fees rose by $51.3 million, reflecting higher commercial banking, disbursements and unused commitment fees. In addition, gain on sales of investment securities increased by $48.4 million as management executed a series of security sales during the quarter. Net gain on mortgage loan origination and sale activities was higher by $23.2 million, which was offset by a similar decrease in net loan servicing revenue of $23.1 million.

Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
	(in millions)
Salaries and employee benefits	$205.5	$182.4	$23.1
Deposit costs	163.3	136.8	26.5
Data processing	53.1	45.2	7.9
Legal, professional, and directors' fees	30.6	28.9	1.7
Insurance	24.7	37.9	(13.2)
Occupancy	19.2	17.2	2.0
Loan servicing expenses	16.7	16.4	0.3
Business development and marketing	9.5	5.9	3.6
Loan acquisition and origination expenses	7.9	5.2	2.7
Other expense	43.9	24.5	19.4
Total non-interest expense	$574.4	$500.4	$74.0
Total non-interest expense for the three months ended March 31, 2026 increased by $74.0 million compared to the same period in 2025, primarily due to higher deposit costs, salaries and employee benefits, and other non-interest expense. Deposit costs were up $26.5 million attributable to increased ECR balances. Salaries and employee benefits rose by $23.1 million, reflecting higher average salaries and headcount. Other non-interest expense grew by $19.4 million, largely driven by increased costs from operating OREO properties and costs to support revenue growth in the Company's disbursements business. These increases were partially offset by a reduction in insurance expense of $13.2 million, due to lower FDIC assessment fees following a decline in brokered deposit levels.
Income Taxes
The Company's effective tax rate was 18.2% and 19.2% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease in nondeductible insurance premiums and an increase in stock compensation benefit in 2026.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At March 31, 2026:	(in millions)
Loans HFI, net of deferred fees and costs	$59,142	$35,234	$23,908	$—
Deposits	82,723	31,096	45,923	5,704

At December 31, 2025:
Loans HFI, net of deferred fees and costs	$58,677	$34,784	$23,893	$—
Deposits	77,159	30,806	40,466	5,887

Three Months Ended March 31, 2026:	(in millions)
Income (loss) before provision for income taxes	$231.3	$29.3	$223.8	$(21.8)

Three Months Ended March 31, 2025:
Income (loss) before provision for income taxes	$246.4	$146.6	$164.0	$(64.2)

BALANCE SHEET ANALYSIS
Total assets increased $6.1 billion, or 6.6%, to $98.9 billion at March 31, 2026, compared to $92.8 billion at December 31, 2025. Higher deposit levels supported an increase in cash of $5.0 billion, and also funded HFI and HFS loan growth. Loans HFI increased $465 million, or 0.8%, to $59.1 billion as of March 31, 2026, compared to $58.7 billion as of December 31, 2025. By loan type, commercial and industrial and residential loans increased $295 million and $113 million, respectively, from December 31, 2025. Loans HFS increased $438 million from $3.5 billion as of December 31, 2025 primarily due to an increase in government-insured or guaranteed and agency-conforming mortgage loans.
Total liabilities increased $6.1 billion to $90.9 billion at March 31, 2026, compared to $84.8 billion at December 31, 2025 as total deposits increased $5.6 billion, or 7.2%, to $82.7 billion. By type, the increase in deposits from December 31, 2025 was driven by increases of $3.7 billion in non-interest bearing deposits, $969 million in interest bearing demand deposits, and $828 million in savings and money market accounts. Other borrowings increased $370 million from December 31, 2025, primarily due to an increase in overnight borrowings.
Total equity of $7.9 billion at March 31, 2026 decreased $38 million, or 0.5%, from December 31, 2025. This decline was primarily attributable to unrealized fair value changes on AFS securities, recorded net of tax in OCI, share repurchases and quarterly dividends to common and preferred stockholders, including REIT preferred stockholders. Net income of $189.2 million for the three months ended March 31, 2026 partially offset these decreases.
Investment securities
Debt securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are carried at fair value with unrealized gains or losses on these securities recorded in AOCI in stockholders' equity, net of tax. Trading securities are reported at fair value, with unrealized gains and losses on these securities included in current period earnings.
The Company's investment securities portfolio may be utilized as collateral for borrowings, required collateral for public deposits and repurchase agreements, and to manage liquidity, capital, and interest rate risk.
The following table summarizes the carrying value of the Company's investment securities portfolio:

	March 31, 2026	December 31, 2025	Increase (Decrease)
	(in millions)
Debt securities
CLO	$2,966	$2,747	$219
Commercial MBS issued by GSEs and GNMA	471	635	(164)
Corporate debt securities	297	297	—
Private label residential MBS	1,167	1,204	(37)
Residential MBS issued by GSEs and GNMA	7,497	7,230	267
Tax-exempt	2,251	2,221	30
U.S. Treasury securities	5,610	5,970	(360)
Other	67	68	(1)
Total debt securities	$20,326	$20,372	$(46)

Equity securities
CRA investments	$28	$27	$1
Preferred stock	51	52	(1)
Total equity securities	$79	$79	$—
The decrease in total debt securities of $46 million from December 31, 2025 was primarily driven by net sales of U.S. Treasury securities and commercial MBS during the three months ended March 31, 2026, partially offset by net purchases of CLOs and Residential MBS issued by GSEs and GNMA, as the Company sold securities to secure gains.
Loans HFS
The Company purchases and originates residential mortgage loans that are held for sale or securitization through its AmeriHome mortgage banking business channel. As of March 31, 2026, loans HFS totaled $3.9 billion, an increase of $438 million, or 12.5%, compared to $3.5 billion at December 31, 2025. The increase in loans HFS from December 31, 2025 primarily related to an increase in government-insured or guaranteed and agency-conforming mortgage loans.

Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2026	December 31, 2025	Increase (Decrease)
	(in millions)
Mortgage finance	$7,105	$7,271	$(166)
Municipal & nonprofit	1,683	1,648	35
Tech & innovation	4,280	4,128	152
Equity fund resources	1,261	1,233	28
Other commercial and industrial	14,132	13,789	343
CRE - owner occupied	1,563	1,533	30
Hotel franchise finance	4,331	4,185	146
Other CRE - non-owner occupied	6,334	6,455	(121)
Residential	13,547	13,403	144
Residential - EBO	792	828	(36)
Construction and land development	3,961	4,043	(82)
Other	153	161	(8)
Total loans HFI	59,142	58,677	465
Allowance for credit losses	(461)	(461)	—
Total loans HFI, net of allowance	$58,681	$58,216	$465
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $124 million and $120 million reduced the carrying value of loans as of March 31, 2026 and December 31, 2025, respectively. Net unamortized purchase premiums on acquired and purchased loans of $193 million and $186 million increased the carrying value of loans as of March 31, 2026 and December 31, 2025, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of March 31, 2026 and December 31, 2025, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 48% of total loans HFI as of March 31, 2026 and December 31, 2025. A subset of commercial and industrial loans consist of loans to NDFIs, which, as defined by regulatory guidance, are entities that provide services similar to traditional banks but do not accept deposits from the general public and are not regulated by Federal banking agencies.
The following table presents the balance of loans to NDFIs:

	March 31, 2026
	Amount	Percent of Loans to NDFIs	Percent of Total HFI Loans
	(dollars in millions)
Mortgage credit intermediaries	$10,253	68.7%	17.3%
Business credit intermediaries	3,415	22.9	5.8
Private equity funds	1,260	8.4	2.1
Total loans to NDFIs	$14,928	100.0%	25.2%

In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 27% of total loans at March 31, 2026 and December 31, 2025. Non-owner occupied CRE loans are loans where the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties where the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	March 31, 2026
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,684	45.3%	7.9%	53.3%
Office	2,160	20.9	3.7	58.9
Multifamily	735	7.1	1.2	55.6
Retail	703	6.8	1.2	52.0
Life sciences	481	4.6	0.8	52.5
Industrial	412	4.0	0.7	48.3
Time share	405	3.9	0.7	47.3
Data center	258	2.5	0.4	35.8
Medical	121	1.2	0.2	61.7
Storage	91	0.9	0.2	37.9
Senior care	85	0.8	0.1	40.6
Other	209	2.0	0.4	51.2
Total CRE - non-owner occupied	$10,344	100.0%	17.5%	53.3%
(1)    If current appraisals are not available, weighted average LTV is based on the most recent available information.

	December 31, 2025
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,546	44.0%	7.7%	52.0%
Office	2,142	20.7	3.6	60.1
Retail	758	7.3	1.3	51.8
Multifamily	748	7.2	1.3	55.9
Industrial	451	4.4	0.8	46.3
Time share	390	3.8	0.7	48.1
Medical	135	1.3	0.2	60.8
Senior care	107	1.0	0.2	42.6
Data center	253	2.4	0.4	35.8
Storage	89	0.9	0.2	34.5
Other	721	7.0	1.2	53.1
Total CRE - non-owner occupied	$10,340	100.0%	17.6%	53.0%
(1)    If current appraisals are not available, weighted average LTV is based on the most recent available information.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of March 31, 2026:

	Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
CRE - non-owner occupied	$310	$1,323	$914	$1,120	$3,340	$3,337	$10,344

The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of March 31, 2026:

(in millions)
2026	$2,855
2027	2,846
2028	1,735
2029	1,149
Thereafter	1,759
Total	$10,344
Approximately $2.2 billion, or 3.7%, of total loans HFI consisted of CRE non-owner occupied office loans as of March 31, 2026, compared to $2.1 billion, or 3.6%, as of December 31, 2025. Of the non-owner occupied office loan balance as of March 31, 2026, $917 million is scheduled to mature in the remainder of 2026. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling less than 1% and 10% of office loans as of March 31, 2026, respectively.
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
As of March 31, 2026 and December 31, 2025, 14% of the Company's CRE loans, excluding construction and land loans, were owner occupied, respectively, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Non-performing loans totaled $679 million at March 31, 2026, nearly unchanged from $680 million at December 31, 2025.

	March 31, 2026	December 31, 2025
	(dollars in millions)
Total nonaccrual loans (1)	$492	$500
Loans past due 90 days or more on accrual status (2)	56	66
Accruing restructured loans	131	114
Total nonperforming loans	$679	$680
Other assets acquired through foreclosure, net	$123	$137
Nonaccrual HFI loans to funded HFI loans	0.83%	0.85%
Loans past due 90 days or more on accrual status to funded loans HFI (2)	0.09	0.11
(1)Includes loan modifications to borrowers experiencing financial difficulty of $55 million and $89 million at March 31, 2026 and December 31, 2025, respectively.
(2)Excludes government guaranteed residential mortgage loans of $288 million and $290 million at March 31, 2026 and December 31, 2025, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $9.2 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	March 31, 2026
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$4	0.8%	0.01%
Tech & innovation	22	4.5	0.04
Equity fund resources	1	0.2	0.00
Other commercial and industrial	98	19.9	0.17
CRE - owner occupied	3	0.6	0.01
Other CRE - non-owner occupied	263	53.5	0.43
Residential	13	2.6	0.02
Construction and land development	85	17.3	0.14
Other	3	0.6	0.01
Total nonaccrual loans	$492	100.0%	0.83%

	December 31, 2025
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$4	0.8%	0.01%
Tech & innovation	20	4.0	0.03
Equity fund resources	1	0.2	0.00
Other commercial and industrial	120	24.0	0.20
CRE - owner occupied	3	0.6	0.01
Other CRE - non-owner occupied	228	45.6	0.38
Residential	12	2.4	0.02
Construction and land development	109	21.8	0.19
Other	3	0.6	0.01
Total nonaccrual loans	$500	100.0%	0.85%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at March 31, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$30	$3	$1	$34	0.2%
Total	$30	$3	$1	$34	0.1%

	Amortized Cost Basis at March 31, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Tech & innovation	$5	$1	$18	$24	0.7%
Other commercial and industrial	—	—	85	85	0.8
Other CRE - non-owner occupied	46	—	107	153	2.4
Construction and land development	—	—	37	37	0.8
Total	$51	$1	$247	$299	0.5%
The performance of these modified loans is monitored for 12 months following the modification. As of March 31, 2026, modified loans of $131 million were current to 89 days delinquent and $55 million were on nonaccrual status. As of December 31, 2025, modified loans of $114 million were current to 89 days delinquent and $89 million were on nonaccrual status.

In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the three months ended March 31, 2026 and 2025, the Company completed modifications of EBO loans with an amortized cost of $86 million and $147 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of March 31, 2026, modified EBO loans consisted of $48 million in loans that were current to 89 days delinquent and $106 million in loans 90 days or more delinquent. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent.
Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	March 31, 2026			December 31, 2025
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Mortgage finance	$5.7	1.2%	12.0%	$5.5	1.2%	12.4%
Municipal & nonprofit	18.4	4.0	2.9	13.0	2.8	2.8
Tech & innovation	52.9	11.5	7.2	44.8	9.7	7.0
Equity fund resources	4.0	0.9	2.1	2.6	0.6	2.1
Other commercial and industrial	174.0	37.7	23.9	184.7	40.2	23.6
CRE - owner occupied	3.6	0.8	2.7	3.4	0.7	2.6
Hotel franchise finance	40.5	8.8	7.3	37.7	8.2	7.1
Other CRE - non-owner occupied	99.4	21.6	10.7	110.4	24.0	11.0
Residential	23.7	5.1	22.9	23.7	5.1	22.8
Residential - EBO	—	—	1.3	—	—	1.4
Construction and land development	37.6	8.1	6.7	32.3	7.0	6.9
Other	1.3	0.3	0.3	2.5	0.5	0.3
Total	$461.1	100.0%	100.0%	$460.6	100.0%	100.0%
During the three months ended March 31, 2026 and 2025, annualized net loan charge-offs to average loans outstanding were 1.45% (or 0.39%, as adjusted1 for the two fraud-related charge-offs) and 0.20%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $53.3 million and $49.6 million at March 31, 2026 and December 31, 2025, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

1 See Non-GAAP Financial Measures section beginning on page 63.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, that are still performing and are not individually evaluated for credit losses:

	March 31, 2026
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Mortgage finance	1	$68	7.8%	0.11%
Municipal & nonprofit	2	11	1.2	0.02
Other commercial and industrial	121	388	44.2	0.66
CRE - owner occupied	24	38	4.3	0.06
Hotel franchise finance	2	75	8.6	0.13
Other CRE - non-owner occupied	13	200	22.8	0.34
Residential	87	54	6.2	0.09
Construction and land development	4	42	4.8	0.07
Other	52	1	0.1	0.00
Total	306	$877	100.0%	1.48%

	December 31, 2025
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	1	$3	0.4%	0.00%
Other commercial and industrial	121	448	56.4	0.76
CRE - owner occupied	21	35	4.4	0.06
Hotel franchise finance	1	45	5.7	0.08
Other CRE - non-owner occupied	10	192	24.2	0.33
Residential	79	47	5.9	0.08
Construction and land development	2	20	2.5	0.03
Other	36	4	0.5	0.01
Total	271	$794	100.0%	1.35%
The increase in the problem loan balance from December 31, 2025 was largely attributable to an increase in Special Mention loans.
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.5 billion as of March 31, 2026 and December 31, 2025.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	March 31, 2026	December 31, 2025
	(in millions)
FNMA and FHLMC	$42,297	$47,881
GNMA	28,124	25,017
Non-agency	4,662	4,642
Total unpaid principal balance of loans	$75,083	$77,540

Other Assets Acquired through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. At March 31, 2026 and December 31, 2025, these assets totaled $123 million and $137 million, respectively, net of a valuation allowance of $5 million and $8 million, as of each respective date, which consisted primarily of office properties. The Company held 17 properties at March 31, 2026, compared to 15 at December 31, 2025. The decrease in the balance of other assets acquired through foreclosure from December 31, 2025 was primarily related to the transfer of one property with a carrying value of $39 million to Premises and equipment due to a change in management intent. This decrease was partially offset by the acquisition of one CRE office property as the Company advanced nonperforming loans through its standard credit resolution process, with the goal of stabilizing leasing and occupancy, improving rental rates, and funding improvements from the net operating income generated by these properties prior to sale.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $646 million and $649 million at March 31, 2026 and December 31, 2025, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the three months ended March 31, 2026 and 2025, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of March 31, 2026, the net DTA balance totaled $408 million, an increase of $59 million from $349 million at December 31, 2025. The overall increase in the net DTA was primarily the result of an increase in credit carryovers and a decrease in the fair market value of AFS securities.
The Company had no deferred tax valuation allowance as of March 31, 2026 and December 31, 2025.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $82.7 billion at March 31, 2026, from $77.2 billion at December 31, 2025, an increase of $5.6 billion, or 7.2%. By deposit type, the increase in deposits is attributable to increases of $3.7 billion in non-interest bearing deposits, $969 million in interest bearing demand deposits, and $828 million in savings and money market accounts.
WAB is a participant in reciprocal deposit networks, such as IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2026, the Company had $14.8 billion of these reciprocal deposits, compared to $14.4 billion at December 31, 2025. At March 31, 2026 and December 31, 2025, the Company also had wholesale brokered deposits of $5.2 billion and $5.4 billion, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2026		2025
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$18,946	2.13%	$15,870	2.55%
Savings and money market accounts	24,611	2.78	21,206	3.15
Certificates of deposit	9,724	3.86	10,018	4.60
Total interest bearing deposits	53,281	2.75	47,094	3.26
Non-interest bearing deposits	27,352	—	22,097	—
Total deposits	$80,633	1.81%	$69,191	2.22%

In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $30.2 billion and $25.1 billion at March 31, 2026 and December 31, 2025, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Income statement line item
Interest income (1)	$48.7	$58.1
Service charges and fees (1)	8.3	4.2
Deposit costs (2)	157.3	129.9
Total earnings credit and referral costs	$214.3	$192.2
(1)    Earnings credits recorded as a reduction to Interest income and Service charges and fees.
(2)    Deposit costs also included $6.0 million and $6.9 million in other deposit related costs for the three months ended March 31, 2026 and 2025, respectively, primarily associated with reciprocal deposits.
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities or loans sold under agreements to repurchase, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings increased $676 million to $4.5 billion at March 31, 2026, from $3.8 billion at December 31, 2025 primarily driven by an increase in short-term FHLB advances.
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. Total long-term borrowings decreased $306 million to $1.1 billion at March 31, 2026, from $1.4 billion at December 31, 2025, driven primarily by a decrease in long-term FHLB advances.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2026, the carrying value of qualifying debt decreased $4 million from $1.1 billion at December 31, 2025.
Equity
Total equity of $7.9 billion at March 31, 2026 decreased $38 million, or 0.5%, from December 31, 2025. This decline was primarily attributable to unrealized fair value changes on AFS securities of $112.0 million, recorded net of tax in OCI, share repurchases, and quarterly dividends of $56.4 million to common and preferred stockholders, including REIT preferred stockholders. Net income of $189.2 million for the three months ended March 31, 2026 partially offset these decreases.
During the three months ended March 31, 2026, the Company repurchased 698,014 shares of its common stock. The shares were repurchased at a weighted average price of $71.61, for a total payment, inclusive of commissions, fees, and taxes, of $50.3 million. There were no share repurchases during the comparable period in 2025. As of March 31, 2026, the aggregate remaining approved amount under the Company's $300 million stock repurchase program was approximately $181.9 million.

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
As of March 31, 2026 and December 31, 2025, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
March 31, 2026
WAL	$9,235	$7,719	$64,189	$95,395	14.4%	12.0%	8.1%	11.0%
WAB	8,659	7,739	64,129	95,339	13.5	12.1	8.1	11.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2025
WAL	$9,185	$7,672	$63,408	$94,007	14.5%	12.1%	8.2%	11.0%
WAB	8,667	7,750	63,395	93,891	13.7	12.2	8.3	11.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of March 31, 2026.

Critical Accounting Estimates
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting estimates upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and uncommitted funds under warehouse borrowing repurchase agreements. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2026 are presented in the following table:

March 31, 2026
(in millions)
FHLB:
Borrowing capacity	$14,016
Outstanding borrowings	5,200
Letters of credit	1,649
Total available credit	$7,167

FRB:
Borrowing capacity	$15,733
Outstanding borrowings	—
Total available credit	$15,733

Warehouse borrowings:
Borrowing capacity	$2,050
Outstanding borrowings	—
Total available credit	$2,050
In addition to the funding sources above, the Company may utilize securities repurchase agreements and unsecured federal funds lines to meet its liquidity requirements. There were no outstanding borrowings on the Company's unsecured federal funds lines of credit as of March 31, 2026.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At March 31, 2026, there were $25.0 billion in liquid assets, comprised of $7.2 billion in cash on deposit at the FRB and $17.8 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2025, the Company maintained $19.8 billion in liquid assets, comprised of $1.6 billion in cash on deposit at the FRB and $18.2 billion in liquid securities not currently used as collateral for borrowings or other purposes.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2026, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows from operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2026 and 2025, net cash used in operating activities totaled $507.2 million and $1.7 billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments on these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has primarily been influenced by its loan and securities activities. During the three months ended March 31, 2026 and 2025, the Company's cash balance decreased by $762.2 million and $1.1 billion, respectively, from a net increase in loans. Sales of investment securities to secure gains drove a net cash inflow of $116.7 million for the three months ended March 31, 2026, compared to a net cash outflow of $629.1 million, primarily related to investment security purchases during the three months ended March 31, 2025.
Net cash provided by financing activities was impacted significantly by deposit levels. During the three months ended March 31, 2026, net deposits increased $5.6 billion, compared to an increase of $3.0 billion during the three months ended March 31, 2025.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To partially mitigate uninsured deposit risk, the Company participates in reciprocal deposit programs, such as CDARS and ICS, which allow an individual customer to invest up to $50 million and $285 million, respectively, through one participating financial institution or, a combined total of $335 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2026, the Company has $2.0 billion of CDARS and $11.3 billion of ICS deposits.
As of March 31, 2026, the Company had $5.2 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2026, WAB paid dividends to the Parent totaling $150 million. Subsequent to March 31, 2026, WAB paid dividends to the Parent of $190 million.

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
Interest rate risk is governed by ALCO, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on EVE and earnings from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Company manages its balance sheet in part to keep the potential impact on EVE and earnings within acceptable ranges despite changes in interest rates.
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the three months ended March 31, 2026, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at March 31, 2026, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net interest income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding repricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to reprice at the next rate reset period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposits reprice to underlying market rate changes based on product and line of business level model assumptions. Current non-term deposit repricing assumptions result in a product-level beta range of 46% to 87%, depending on product, with an average beta of 55%.
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
Sensitivity of Net Interest Income

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shock Scenario	(7.1)%	(4.2)%	6.0%	11.6%
Gradual Ramp Scenario	(4.6)%	(2.4)%	3.6%	6.8%
Earnings-at-Risk. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by adding certain rate-sensitive non-interest income and expense items also subject to market risk, including mortgage banking and servicing income and certain deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by changes in interest rates. In the Company’s EaR simulation model as of March 31, 2026, deposits eligible for ECRs re-price with a beta assumption of 74% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs, re-price with a weighted average beta assumption of 62%. As a result of the higher deposit betas on deposits eligible for ECRs, in the down simulation scenarios, the Company will benefit from lower deposit costs. In a shock down 100 basis points scenario, ECR related deposit costs would decrease 24% from the baseline forecast over the next twelve months. At March 31, 2026, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current limits.
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
The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2026:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
% Change	5.2%	3.1%	(4.4)%	(10.5)%
At March 31, 2026, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current limits.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings.
In August 2025, the Bank initiated a lawsuit in Los Angeles Superior Court against Cantor Group V, LLC and certain individual guarantors in connection with the Bank's note finance revolving credit facility to Cantor Group V, LLC, alleging fraud by the borrower for failing to provide collateral loans in the first position, seeking appointment of a receiver and recovery of funds, and seeking other forms of relief and damages related to claims against the borrower. During the three months ended March 31, 2026, management reevaluated the existing collateral based on updated “as-is” appraisals and recognized a charge-off of $26.1 million from the previously established reserve.
In March 2026, the Bank and its collateral agent filed a complaint in New York Supreme Court against Jefferies Financial Group, Leucadia Asset Management LLC, and affiliates (collectively, the "Defendants") alleging breach of contract and fraudulent inducement in connection with a trade finance loan extended by the Bank, seeking declaratory and injunctive relief for the recovery of funds, and other forms of relief and damages related to claims against the Defendants. This loan was collateralized by accounts receivable purchased from First Brands Group, which filed for bankruptcy in September 2025. During the three months ended March 31, 2026, the Company recorded a charge‑off of $126.4 million for the remaining loan balance.
From time to time, the Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters in the future.

Item 1A.Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1-31, 2026	4,583	$88.01	300	$231,847,689
February 1-28, 2026	188,823	93.35	—	231,847,689
March 1-31, 2026	698,381	71.60	697,714	181,886,598
Total	891,787	$76.29	698,014	$181,886,598
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

Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Consolidated Income Statements for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

May 8, 2026	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
President and Chief Executive Officer

May 8, 2026	By:	/s/ Vishal Idnani
Vishal Idnani
Chief Financial Officer

May 8, 2026	By:	/s/ Ben Mucha
Ben Mucha
Chief Accounting Officer