Form 10-Q
period 2026-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2026-07-31
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2026, Western Alliance Bancorporation had 109,100,864 shares of common stock outstanding.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 of this Form 10-Q.

ENTITIES / DIVISIONS:
AmeriHome	AmeriHome Mortgage Company, LLC	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
BW or REIT	BW Real Estate Inc. or Real Estate Investment Trust	WABT	Western Alliance Business Trust
Company	Western Alliance Bancorporation and subsidiaries	WAL or Parent	Western Alliance Bancorporation
CSI	CS Insurance Company	WATC	Western Alliance Trust Company, N.A.
DST	Digital Settlement Technologies LLC
TERMS:
ACL	Allowance for Credit Losses	FRB	Federal Reserve Bank
AFS	Available-for-Sale	FVO	Fair Value Option
ALCO	Asset and Liability Management Committee	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated Other Comprehensive Income	GNMA	Government National Mortgage Association
ASC	Accounting Standards Codification	GSE	Government-Sponsored Enterprise
ASU	Accounting Standards Update	HFI	Held-for-Investment
Basel III	Banking Supervision's December 2010 Final Capital Framework	HFS	Held-for-Sale
BOD	Board of Directors	HTM	Held-to-Maturity
CDARS	Certificate Deposit Account Registry Service	HUD	U.S. Department of Housing and Urban Development
CECL	Current Expected Credit Losses	ICS	Insured Cash Sweep Service
CEO	Chief Executive Officer	IRLC	Interest Rate Lock Commitment
CET1	Common Equity Tier 1	ISDA	International Swaps and Derivatives Association
CFO	Chief Financial Officer	LIHTC	Low-Income Housing Tax Credit
CLO	Collateralized Loan Obligation	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	MSR	Mortgage Servicing Right
CRE	Commercial Real Estate	NDFI	Non-Depository Financial Institution
DTA	Deferred Tax Asset	NPV	Net Present Value
DTL	Deferred Tax Liability	OCI	Other Comprehensive Income
EaR	Earnings-at-Risk	PPNR	Pre-Provision Net Revenue
EBO	Early Buyout	SEC	Securities and Exchange Commission
ECR	Earnings Credit Rates	SERP	Supplemental Executive Retirement Plan
EPS	Earnings per Share	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TEB	Tax Equivalent Basis
Exchange Act	Securities Exchange Act of 1934, as Amended	TSR	Total Shareholder Return
FASB	Financial Accounting Standards Board	UPB	Unpaid Principal Balance
FDIC	Federal Deposit Insurance Corporation	USDA	United States Department of Agriculture
FHA	Federal Housing Administration	VA	Veterans Affairs
FHLB	Federal Home Loan Bank	VIE	Variable Interest Entity
FHLMC	Federal Home Loan Mortgage Corporation	XBRL	eXtensible Business Reporting Language
FNMA	Federal National Mortgage Association

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2026	December 31, 2025
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$454	$497
Interest bearing deposits in other financial institutions	5,482	3,099
Cash and cash equivalents	5,936	3,596
Investment securities - AFS, at fair value; amortized cost of $19,547 at June 30, 2026 and $19,303 at December 31, 2025	18,880	18,788
Investment securities - HTM, at amortized cost and net of ACL of $13.8 and $12.9 (fair value of $1,497 and $1,427) at June 30, 2026 and December 31, 2025, respectively	1,662	1,571
Investment securities - equity	80	79
Investments in restricted stock, at cost	256	248
Loans HFS	4,347	3,498
Loans HFI, net of deferred fees and costs	60,949	58,677
Less: allowance for credit losses	(487)	(461)
Net loans held for investment	60,462	58,216
Mortgage servicing rights	1,500	1,494
Premises and equipment, net	479	442
Operating lease right of use asset	119	131
Bank owned life insurance	1,075	1,057
Goodwill and intangible assets, net	644	649
Deferred tax assets, net	425	349
Investments in LIHTC and renewable energy	571	593
Other assets	2,265	2,063
Total assets	$98,701	$92,774
Liabilities:
Deposits:
Non-interest bearing	$27,820	$24,353
Interest bearing	54,054	52,806
Total deposits	81,874	77,159
Other borrowings	6,236	5,240
Qualifying debt	1,069	1,076
Operating lease liability	148	160
Other liabilities	1,239	1,193
Total liabilities	90,566	84,828
Commitments and contingencies (Note 15)
Equity:
Preferred stock (par value $0.0001; 20,000,000 authorized; 30,000 shares (12,000,000 depositary shares) issued and outstanding and liquidation value per depositary share of $25 at June 30, 2026 and December 31, 2025)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 112,360,864 shares issued at June 30, 2026 and 112,491,068 at December 31, 2025) and additional paid in capital	2,202	2,232
Treasury stock, at cost (3,181,959 shares at June 30, 2026 and 2,981,687 shares at December 31, 2025)	(156)	(137)
Accumulated other comprehensive loss	(451)	(344)
Retained earnings	5,952	5,607
Total Western Alliance stockholders’ equity	7,842	7,653
Noncontrolling interest in subsidiary	293	293
Total equity	8,135	7,946
Total liabilities and equity	$98,701	$92,774
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$941.5	$914.3	$1,857.2	$1,795.3
Investment securities	243.0	199.7	461.6	365.5
Dividends and other	47.4	40.4	101.3	89.2
Total interest income	1,231.9	1,154.4	2,420.1	2,250.0
Interest expense:
Deposits	370.5	377.8	731.2	756.1
Qualifying debt	13.8	8.2	26.9	17.5
Other borrowings	50.7	70.8	98.8	128.2
Total interest expense	435.0	456.8	856.9	901.8
Net interest income	796.9	697.6	1,563.2	1,348.2
Provision for credit losses	80.4	39.9	293.6	71.1
Net interest income after provision for credit losses	716.5	657.7	1,269.6	1,277.1
Non-interest income:
Service charges and fees	63.1	39.7	151.6	80.2
Net gain on mortgage loan origination and sale activities	53.4	39.4	126.1	88.9
Net loan servicing revenue	31.3	38.3	30.0	60.1
Income from bank owned life insurance	10.8	11.0	21.5	22.4
Gain on sales of investment securities	3.0	11.4	53.5	13.5
Fair value gain adjustments, net	12.8	0.1	15.9	1.1
Income (loss) from equity investments	11.9	2.9	25.2	(1.9)
Other income	12.5	5.5	27.6	11.4
Total non-interest income	198.8	148.3	451.4	275.7
Non-interest expense:
Salaries and employee benefits	204.3	179.9	409.8	362.3
Deposit costs	179.2	147.4	342.5	284.2
Data processing	52.1	45.0	105.2	90.2
Legal, professional, and directors' fees	32.8	25.3	63.4	54.2
Insurance	28.3	37.4	53.0	75.3
Occupancy	21.1	16.9	40.3	34.1
Loan servicing expenses	17.6	20.1	34.3	36.5
Loan acquisition and origination expenses	8.8	5.8	16.7	11.0
Business development and marketing	8.3	6.1	17.8	12.0
Other expense	30.8	30.8	74.7	55.3
Total non-interest expense	583.3	514.7	1,157.7	1,015.1
Income before provision for income taxes	332.0	291.3	563.3	537.7
Income tax expense	63.2	53.5	105.3	100.8
Net income	268.8	237.8	458.0	436.9
Net income attributable to noncontrolling interest	7.1	7.4	14.2	7.4
Net income attributable to Western Alliance	261.7	230.4	443.8	429.5
Dividends on preferred stock	3.2	3.2	6.4	6.4
Net income available to common stockholders	$258.5	$227.2	$437.4	$423.1

Earnings per share:
Basic	$2.37	$2.08	$4.00	$3.89
Diluted	2.36	2.07	3.99	3.86
Weighted average number of common shares outstanding:
Basic	107.8	109.0	108.0	108.9
Diluted	108.0	109.6	108.1	109.6
Dividends declared per common share	$0.42	$0.38	$0.84	$0.76
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$268.8	$237.8	$458.0	$436.9
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(2.0), $(6.0), $23.1, and $(25.3), respectively	5.9	9.7	(68.3)	65.4
Unrealized gain (loss) on SERP, net of tax effect of $—, $0.0, $0.1, and $0.0, respectively	—	0.1	(0.3)	0.1
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $0.3, $1.3, $0.0, and $0.9, respectively	(0.9)	(4.1)	0.1	(3.0)
Reclassification adjustment for gain on sale of AFS securities included in income, net of tax effect of $0.2, $2.9, $13.0, and $3.5, respectively	(0.7)	(8.8)	(38.5)	(10.4)
Net other comprehensive income (loss)	4.3	(3.1)	(107.0)	52.1
Comprehensive income attributable to noncontrolling interest	7.1	7.4	14.2	7.4
Comprehensive income attributable to Western Alliance	$266.0	$227.3	$336.8	$481.6
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, March 31, 2025	12.0	$294.5	110.4	$—	$2,261.2	$(135.8)	$(478.5)	$4,980.0	$293.1	$7,214.5
Net income	—	—	—	—	—	—	—	230.4	7.4	237.8
Restricted stock, performance stock units, and other grants, net	—	—	—	—	11.1	—	—	—	—	11.1
Restricted stock surrendered (1)	—	—	—	—	—	(0.9)	—	—	—	(0.9)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Dividends paid to common stockholders	—	—	—	—	0.2	—	—	(42.2)	—	(42.0)
Other comprehensive loss, net	—	—	—	—	—	—	(3.1)	—	—	(3.1)
Balance, June 30, 2025	12.0	$294.5	110.4	$—	$2,272.5	$(136.7)	$(481.6)	$5,165.0	$293.1	$7,406.8

Balance, March 31, 2026	12.0	$294.5	109.2	$—	$2,190.8	$(155.0)	$(455.5)	$5,740.0	$293.3	$7,908.1
Net income	—	—	—	—	—	—	—	261.7	7.1	268.8
Restricted stock, performance stock units, and other grants, net	—	—	—	—	13.1	—	—	—	—	13.1
Restricted stock surrendered (1)	—	—	—	—	—	(0.5)	—	—	—	(0.5)
Stock repurchase	—	—	—	—	(2.3)	—	—	—	—	(2.3)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(45.9)	—	(45.9)
Other comprehensive income, net	—	—	—	—	—	—	4.3	—	—	4.3
Balance, June 30, 2026	12.0	$294.5	109.2	$—	$2,201.6	$(155.5)	$(451.2)	$5,952.6	$293.3	$8,135.3
(1)Share amounts represent Treasury Shares.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2024	12.0	$294.5	110.0	$—	$2,245.8	$(125.0)	$(533.7)	$4,825.9	$—	$6,707.5
Net income	—	—	—	—	—	—	—	429.5	7.4	436.9
Restricted stock, performance stock units, and other grants, net	—	—	0.5	—	26.5	—	—	—	—	26.5
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(11.7)	—	—	—	(11.7)
Equity issued by subsidiary	—	—	—	—	—	—	—	—	293.1	293.1
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(6.4)	—	(6.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Dividends paid to common stockholders	—	—	—	—	0.2	—	—	(84.0)	—	(83.8)
Other comprehensive income, net	—	—	—	—	—	—	52.1	—	—	52.1
Balance, June 30, 2025	12.0	$294.5	110.4	$—	$2,272.5	$(136.7)	$(481.6)	$5,165.0	$293.1	$7,406.8

Balance, December 31, 2025	12.0	$294.5	109.5	$—	$2,232.0	$(136.9)	$(344.2)	$5,607.2	$293.3	$7,945.9
Net income	—	—	—	—	—	—	—	443.8	14.2	458.0
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	22.1	—	—	—	—	22.1
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.6)	—	—	—	(18.6)
Stock repurchase	—	—	(0.7)	—	(52.6)	—	—	—	—	(52.6)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(6.4)	—	(6.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(14.2)	(14.2)
Dividends paid to common stockholders	—	—	—	—	0.1	—	—	(92.0)	—	(91.9)
Other comprehensive loss, net	—	—	—	—	—	—	(107.0)	—	—	(107.0)
Balance, June 30, 2026	12.0	$294.5	109.2	$—	$2,201.6	$(155.5)	$(451.2)	$5,952.6	$293.3	$8,135.3
(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$458.0	$436.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	293.6	71.1
Depreciation and amortization	57.8	51.4
Stock-based compensation	22.1	26.5
Deferred income taxes	(37.3)	(46.9)
Amortization of net discounts for investment securities	(8.3)	(32.5)
Amortization of tax credit investments	32.1	34.1
Amortization of operating lease right of use asset	12.1	11.9
Amortization of net deferred loan fees and net purchase premiums	(33.9)	(38.7)
Purchases and originations of loans HFS	(32,022.8)	(26,746.0)
Proceeds from sales and payments on loans HFS and related securitization activities	30,965.5	25,009.0
Mortgage servicing rights capitalized upon sale of mortgage loans	(588.8)	(544.8)
Net losses (gains) on:
Change in fair value of trading securities, loans HFS, mortgage servicing rights, and related derivatives	42.3	114.8
Fair value adjustments	3.6	4.6
Sale of investment securities	(53.5)	(13.5)
Other	(32.6)	0.7
Other assets	67.1	(275.7)
Other liabilities	(40.3)	(74.6)
Net cash used in operating activities	$(863.3)	$(2,011.7)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(9,021.8)	$(9,634.7)
Principal pay downs and maturities	1,667.6	3,567.6
Proceeds from sales	7,158.8	2,606.0
Investment securities - HTM
Purchases	(128.3)	(51.2)
Principal pay downs and maturities	43.6	39.2
Equity securities carried at fair value
Purchases	(0.4)	(0.4)
Redemptions	—	5.0
Proceeds from sales	10.7	22.0
Proceeds from sale of mortgage servicing rights and related holdbacks, net	470.2	518.8
Purchase of other investments	(110.2)	(143.5)
Proceeds from bank owned life insurance, net	—	0.6
Net increase in loans HFI	(2,583.8)	(2,446.9)
Purchase of premises, equipment, and other assets, net	(43.5)	(37.7)
Proceeds from sale of other repossessed assets	0.8	—
Net cash used in investing activities	$(2,536.3)	$(5,555.2)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$4,713.3	$4,762.2
Net proceeds from issuance of long-term debt	1,800.0	3,700.0
Payments on long-term debt	(1,714.3)	(3,437.4)
Net increase in short-term borrowings	1,136.7	1,029.6
Net proceeds from issuance of equity by a subsidiary	—	293.1
Cash paid for tax withholding on vested restricted stock and other	(18.6)	(11.7)
Common stock repurchases	(52.6)	—
Cash dividends paid on common and preferred stock	(98.3)	(90.4)
Cash dividends paid to noncontrolling interest	(14.2)	(7.4)
Payment of contingent consideration	(12.4)	—
Net cash provided by financing activities	$5,739.6	$6,238.0
Net increase (decrease) in cash and cash equivalents	2,340.0	(1,328.9)
Cash, cash equivalents, and restricted cash at beginning of period	3,595.9	4,095.6
Cash, cash equivalents, and restricted cash at end of period	$5,935.9	$2,766.7

Supplemental disclosure:
Cash paid during the period for:
Interest	$860.4	$921.0
Income taxes, net	80.4	28.7
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	229.5	1,052.2
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	117.4	130.7
Unsettled sales of AFS securities	15.2	198.6
Transfers of loans HFI to other assets acquired through foreclosure	25.8	176.1
Transfers of OREO properties to premises and equipment, net	38.7	—
(1)Activity for the six months ended June 30, 2026 and 2025 excludes $39.1 million and $244.1 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.
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
The Company also serves business customers through a national platform of specialized financial services, including AmeriHome's mortgage banking services and digital payment services for the class action legal industry. In addition, the Company has the following subsidiaries: WATC, a non-depository bank that provides corporate trust services and levered loan administration solutions, and CSI, a non-bank captive insurance company formed and licensed in Arizona and established as part of the Company's overall enterprise risk management strategy.
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
Principles of consolidation
As of June 30, 2026, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$159	$—	$(29)	$130
Tax-exempt	1,517	2	(152)	1,367
Total HTM securities	$1,676	$2	$(181)	$1,497

Available-for-sale debt securities
CLO	$3,218	$5	$(2)	$3,221
Commercial MBS issued by GSEs and GNMA	523	1	(10)	514
Corporate debt securities	229	—	(7)	222
Private label residential MBS	1,289	—	(153)	1,136
Residential MBS issued by GSEs and GNMA	7,767	13	(352)	7,428
Tax-exempt	860	—	(66)	794
U.S. Treasury securities	5,583	—	(89)	5,494
Other	78	—	(7)	71
Total AFS debt securities	$19,547	$19	$(686)	$18,880

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$165	$—	$(28)	$137
Tax-exempt	1,419	3	(132)	1,290
Total HTM securities	$1,584	$3	$(160)	$1,427

Available-for-sale debt securities
CLO	$2,743	$4	$—	$2,747
Commercial MBS issued by GSEs and GNMA	638	5	(8)	635
Corporate debt securities	308	—	(11)	297
Private label residential MBS	1,185	2	(148)	1,039
Residential MBS issued by GSEs and GNMA	7,489	52	(311)	7,230
Tax-exempt	879	—	(77)	802
U.S. Treasury securities	5,986	31	(47)	5,970
Other	75	1	(8)	68
Total AFS debt securities	$19,303	$95	$(610)	$18,788
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $80 million and $79 million at June 30, 2026 and December 31, 2025, respectively. Unrealized gains of $0.4 million and unrealized losses of $1.3 million on equity securities for the three months ended June 30, 2026 and 2025, respectively, and unrealized losses of $0.4 million and less than $0.1 million on equity securities for the six months ended June 30, 2026 and 2025, respectively, were recognized in earnings as a component of Fair value gain adjustments, net.

Securities with carrying amounts of approximately $8.6 billion and $9.1 billion at June 30, 2026 and December 31, 2025, respectively, were pledged for various purposes as required or permitted by law.
The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2026
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
CLO	$2	$1,144	$—	$—	$2	$1,144
Commercial MBS issued by GSEs and GNMA	2	203	8	117	10	320
Corporate debt securities	1	56	6	146	7	202
Private label residential MBS	—	—	153	834	153	834
Residential MBS issued by GSEs and GNMA	39	4,098	313	1,327	352	5,425
Tax-exempt	5	58	61	693	66	751
U.S. Treasury securities	89	5,471	—	—	89	5,471
Other	—	—	7	50	7	50
Total AFS securities	$138	$11,030	$548	$3,167	$686	$14,197

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Commercial MBS issued by GSEs and GNMA	$—	$—	$8	$81	$8	$81
Corporate debt securities	1	19	10	226	11	245
Private label residential MBS	—	—	148	875	148	875
Residential MBS issued by GSEs and GNMA	—	—	311	1,503	311	1,503
Tax-exempt	2	10	75	731	77	741
U.S. Treasury securities	47	1,891	—	—	47	1,891
Other	—	—	8	56	8	56
Total AFS securities	$50	$1,920	$560	$3,472	$610	$5,392
The total number of AFS debt securities in an unrealized loss position at June 30, 2026 was 851, compared to 568 at December 31, 2025.
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
Non-Government Issued Securities
Qualitative factors used in the Company's credit loss assessment of its securities not issued and guaranteed by the U.S. government include consideration of any adverse conditions related to a specific security, industry, or geographic region of its securities, any credit ratings below investment grade, the payment structure of the security and the likelihood of the issuer to be able to make payments that increase in the future, and failure of the issuer to make any scheduled principal or interest payments.

For the Company's corporate debt and tax-exempt securities, the Company also considers various metrics of the issuer including days of cash on hand, the ratio of long-term debt to total assets, the net change in cash between reporting periods, and consideration of any breach in covenant requirements. The Company's corporate debt securities are primarily investment grade, issuers continue to make timely principal and interest payments, and the unrealized losses on these security portfolios primarily relate to changes in interest rates and other market conditions not considered to be credit-related. The Company continues to receive timely principal and interest payments on its tax-exempt securities and the majority of these issuers have revenues pledged for payment of debt service prior to payment of other types of expenses.
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
As of June 30, 2026, there was no ACL on the Company's AFS debt securities and no related activity occurred during the six months then ended. The following table presents a rollforward of the ACL for the three and six months ended June 30, 2025 based on the Company's impairment analysis of AFS debt securities:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in millions)
Balance, beginning of period	$0.2	$0.4
Provision for (recovery of) credit losses	0.1	(0.1)
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$0.3	$0.3
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following table presents a rollforward of the ACL on the Company's HTM tax-exempt debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$13.4	$11.6	$12.9	$16.4
Provision for (recovery of) credit losses	0.4	—	0.9	(4.8)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$13.8	$11.6	$13.8	$11.6
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on AFS and HTM debt securities totaled $141 million and $6 million at June 30, 2026, respectively, and $135 million and $5 million at December 31, 2025, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s securities by investment ratings position, which are updated quarterly and used to monitor credit quality of the securities:

	June 30, 2026
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$159	$159
Tax-exempt	—	—	—	—	—	1,517	1,517
Total HTM securities (1)	$—	$—	$—	$—	$—	$1,676	$1,676

Available-for-sale debt securities
CLO	$961	$2,208	$—	$—	$—	$52	$3,221
Commercial MBS issued by GSEs and GNMA	1	513	—	—	—	—	514
Corporate debt securities	—	19	59	122	8	14	222
Private label residential MBS	1,110	26	—	—	—	—	1,136
Residential MBS issued by GSEs and GNMA	—	7,428	—	—	—	—	7,428
Tax-exempt	55	349	328	—	—	62	794
U.S. Treasury securities	—	5,494	—	—	—	—	5,494
Other	—	9	2	29	10	21	71
Total AFS securities (1)	$2,127	$16,046	$389	$151	$18	$149	$18,880

Equity securities
CRA investments	$—	$28	$—	$—	$—	$—	$28
Preferred stock	—	—	—	21	30	1	52
Total equity securities (1)	$—	$28	$—	$21	$30	$1	$80
(1)For rated securities where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2025
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$165	$165
Tax-exempt	—	—	—	—	—	1,419	1,419
Total HTM securities (1)	$—	$—	$—	$—	$—	$1,584	$1,584

Available-for-sale debt securities
CLO	$739	$1,857	$151	$—	$—	$—	$2,747
Commercial MBS issued by GSEs and GNMA	1	634	—	—	—	—	635
Corporate debt securities	—	—	78	138	81	—	297
Private label residential MBS	1,012	26	—	—	1	—	1,039
Residential MBS issued by GSEs and GNMA	—	7,230	—	—	—	—	7,230
Tax-exempt	8	362	361	—	—	71	802
U.S. Treasury securities	—	5,970	—	—	—	—	5,970
Other	—	11	3	28	10	16	68
Total AFS securities (1)	$1,760	$16,090	$593	$166	$92	$87	$18,788

Equity securities
CRA investments	$—	$27	$—	$—	$—	$—	$27
Preferred stock	—	—	—	21	30	1	52
Total equity securities (1)	$—	$27	$—	$21	$30	$1	$79
(1)For rated securities where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of June 30, 2026, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities as of June 30, 2026, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities.

	June 30, 2026
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$18	$18
After one year through five years	30	31
After five years through ten years	180	172
After ten years	1,289	1,146
Mortgage-backed securities	159	130
Total HTM securities	$1,676	$1,497

Available-for-sale
Due in one year or less	$850	$847
After one year through five years	1,462	1,450
After five years through ten years	469	467
After ten years	7,187	7,038
Mortgage-backed securities	9,579	9,078
Total AFS securities	$19,547	$18,880
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Available-for-sale securities
Gross gains	$1.4	$11.8	$59.0	$13.9
Gross losses	—	—	(7.1)	—
Net gain on AFS securities	$1.4	$11.8	$51.9	$13.9

Equity securities
Gross gains	$1.6	$0.2	$1.6	$0.2
Gross losses	—	(0.6)	—	(0.6)
Net gain (loss) on equity securities	$1.6	$(0.4)	$1.6	$(0.4)
During the three and six months ended June 30, 2026, the Company sold AFS securities with a carrying value of $583 million and $7.1 billion, respectively, and recognized a net gain of $1.4 million and $51.9 million, respectively, as U.S. Treasury securities and MBS were sold to secure gains, including hedged U.S. Treasury securities sold as part of interest rate swap terminations that resulted in an $18.7 million gain. During the three and six months ended June 30, 2025, the Company sold AFS securities with a carrying value of $2.4 billion and $2.8 billion, respectively, and recognized a net gain of $11.8 million and $13.9 million, respectively, as U.S. Treasury securities and MBS were sold to secure gains, including hedged U.S. Treasury securities sold as part of an interest rate swap termination that resulted in a $7.7 million gain. See "Note 12. Derivatives and Hedging Activities" for further discussion of terminated interest rate swaps.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans that are held for sale or securitization primarily through its AmeriHome mortgage banking business channel.
The following is a summary of loans HFS by type:

	June 30, 2026	December 31, 2025
	(in millions)
Government-insured or guaranteed:
EBO (1)	$885	$571
Non-EBO	1,155	986
Total government-insured or guaranteed	2,040	1,557
Agency-conforming	2,144	1,707
Non-agency	101	167
Small Business Administration	62	67
Total loans HFS	$4,347	$3,498
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$294.1	$284.4	$588.8	$544.8
Net proceeds from sale of loans (1)	(312.5)	(262.8)	(580.3)	(477.7)
Provision for and change in estimate of liability for losses under representations and warranties, net	0.6	0.6	1.7	1.1
Change in fair value of loans HFS and trading securities	50.7	5.9	56.3	33.1
Change in fair value of derivatives:
Unrealized (loss) gain on derivatives	(59.4)	(13.2)	3.7	(73.2)
Realized gain on derivatives	62.0	8.7	22.1	31.7
Total change in fair value of derivatives	2.6	(4.5)	25.8	(41.5)
Net gain on residential mortgage loans HFS	$35.5	$23.6	$92.3	$59.8
Loan acquisition and origination fees	17.9	15.8	33.8	29.1
Net gain on mortgage loan origination and sale activities	$53.4	$39.4	$126.1	$88.9
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Mortgage finance	$7,405	$7,271
Municipal & nonprofit	1,716	1,648
Tech & innovation	4,488	4,128
Equity fund resources	1,457	1,233
Other commercial and industrial	14,951	13,789
CRE - owner occupied	1,469	1,533
Hotel franchise finance	4,582	4,185
Other CRE - non-owner occupied	5,969	6,455
Residential	13,909	13,403
Residential - EBO	752	828
Construction and land development	4,072	4,043
Other	179	161
Total loans HFI	60,949	58,677
Allowance for credit losses	(487)	(461)
Total loans HFI, net of allowance	$60,462	$58,216
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $127 million and $120 million reduced the carrying value of loans as of June 30, 2026 and December 31, 2025, respectively. Net unamortized purchase premiums on acquired and purchased loans of $200 million and $186 million increased the carrying value of loans as of June 30, 2026 and December 31, 2025, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	June 30, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Tech & innovation	$6	7	$13	$1
Equity fund resources	—	1	1	—
Other commercial and industrial	123	19	142	—
CRE - owner occupied	1	—	1	—
Other CRE - non-owner occupied	215	64	279	—
Residential	—	14	14	54
Residential - EBO	—	—	—	248
Construction and land development	108	1	109	—
Other	3	—	3	—
Total	$456	$106	$562	$303
Loans contractually delinquent by 90 days or more and still accruing totaled $303 million at June 30, 2026 and consisted primarily of government guaranteed EBO and other residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $10.5 million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, and $19.7 million and $16.0 million for the six months ended June 30, 2026 and 2025, respectively.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $102 million and $107 million at June 30, 2026 and December 31, 2025, respectively.
The following tables present an aging analysis of past due loans by loan portfolio segment:

	June 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$7,405	$—	$—	$—	$—	$—	$7,405
Municipal & nonprofit	1,716	—	—	—	—	—	1,716
Tech & innovation	4,471	1	2	1	4	13	4,488
Equity fund resources	1,456	—	—	—	—	1	1,457
Other commercial and industrial	14,805	3	1	—	4	142	14,951
CRE - owner occupied	1,467	—	1	—	1	1	1,469
Hotel franchise finance	4,582	—	—	—	—	—	4,582
Other CRE - non-owner occupied	5,683	6	1	—	7	279	5,969
Residential	13,767	53	21	54	128	14	13,909
Residential - EBO	402	71	31	248	350	—	752
Construction and land development	3,933	30	—	—	30	109	4,072
Other	173	2	1	—	3	3	179
Total loans	$59,860	$166	$58	$303	$527	$562	$60,949

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$7,271	$—	$—	$—	$—	$—	$7,271
Municipal & nonprofit	1,641	—	—	3	3	4	1,648
Tech & innovation	4,102	3	—	3	6	20	4,128
Equity fund resources	1,232	—	—	—	—	1	1,233
Other commercial and industrial	13,654	12	3	—	15	120	13,789
CRE - owner occupied	1,530	—	—	—	—	3	1,533
Hotel franchise finance	4,185	—	—	—	—	—	4,185
Other CRE - non-owner occupied	6,226	1	—	—	1	228	6,455
Residential	13,259	55	26	51	132	12	13,403
Residential - EBO	393	94	51	290	435	—	828
Construction and land development	3,920	5	—	9	14	109	4,043
Other	155	2	1	—	3	3	161
Total loans	$57,568	$172	$81	$356	$609	$500	$58,677

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
	(in millions)
Mortgage finance
Pass	$31	$11	$29	$466	$299	$209	$6,360	$7,405
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$31	$11	$29	$466	$299	$209	$6,360	$7,405

Municipal & nonprofit
Pass	$77	$236	$219	$62	$103	$984	$—	$1,681
Special mention	—	—	—	—	—	31	—	31
Classified	—	—	—	—	—	4	—	4
Total	$77	$236	$219	$62	$103	$1,019	$—	$1,716

Tech & innovation
Pass	$980	$1,225	$730	$198	$65	$60	$1,102	$4,360
Special mention	2	30	23	—	—	—	13	68
Classified	—	7	5	10	6	—	32	60
Total	$982	$1,262	$758	$208	$71	$60	$1,147	$4,488

Equity fund resources
Pass	$77	$103	$1	$—	$—	$1	$1,274	$1,456
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	1	—	—	—	—	1
Total	$77	$103	$2	$—	$—	$1	$1,274	$1,457

Other commercial and industrial
Pass	$1,163	$2,132	$992	$216	$212	$214	$9,581	$14,510
Special mention	1	1	—	4	27	—	43	76
Classified	128	5	141	58	8	3	22	365
Total	$1,292	$2,138	$1,133	$278	$247	$217	$9,646	$14,951

CRE - owner occupied
Pass	$173	$305	$153	$99	$191	$485	$39	$1,445
Special mention	—	1	—	—	4	3	—	8
Classified	—	1	—	—	9	6	—	16
Total	$173	$307	$153	$99	$204	$494	$39	$1,469

Hotel franchise finance
Pass	$728	$1,463	$795	$431	$632	$360	$98	$4,507
Special mention	—	—	—	—	—	—	31	31
Classified	—	—	—	—	44	—	—	44
Total	$728	$1,463	$795	$431	$676	$360	$129	$4,582

Other CRE - non-owner occupied
Pass	$776	$1,274	$659	$784	$1,191	$630	$245	$5,559
Special mention	—	10	13	34	—	1	—	58
Classified	13	16	4	116	203	—	—	352
Total	$789	$1,300	$676	$934	$1,394	$631	$245	$5,969

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
	(in millions)

Residential
Pass	$1,086	$1,244	$532	$163	$2,975	$7,859	$32	$13,891
Special mention	—	—	—	—	—	—	—	—
Classified	—	4	—	5	25	13	1	48
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(30)
Total	$1,086	$1,248	$532	$168	$3,000	$7,872	$33	$13,909

Residential - EBO
Pass	$—	$—	$24	$13	$10	$705	$—	$752
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$—	$24	$13	$10	$705	$—	$752

Construction and land development
Pass	$352	$1,042	$510	$104	$131	$19	$1,764	$3,922
Special mention	31	10	—	—	—	—	—	41
Classified	—	—	14	33	61	1	—	109
Total	$383	$1,052	$524	$137	$192	$20	$1,764	$4,072

Other
Pass	$3	$22	$48	$1	$1	$73	$25	$173
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	3	—	3
Total	$3	$22	$48	$1	$1	$79	$25	$179

Total by Risk Category
Pass	$5,446	$9,057	$4,692	$2,537	$5,810	$11,599	$20,520	$59,661
Special mention	34	52	36	38	31	38	87	316
Classified	141	33	165	222	356	30	55	1,002
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(30)
Total	$5,621	$9,142	$4,893	$2,797	$6,197	$11,667	$20,662	$60,949

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance
Pass	$11	$—	$439	$281	$—	$247	$6,293	$7,271
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$11	$—	$439	$281	$—	$247	$6,293	$7,271

Municipal & nonprofit
Pass	$168	$221	$97	$104	$136	$915	$—	$1,641
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	4	—	4
Total	$168	$221	$97	$104	$136	$922	$—	$1,648

Tech & innovation
Pass	$1,513	$918	$176	$136	$31	$45	$1,115	$3,934
Special mention	6	72	45	—	—	—	19	142
Classified	4	18	—	28	—	—	2	52
Total	$1,523	$1,008	$221	$164	$31	$45	$1,136	$4,128

Equity fund resources
Pass	$156	$4	$—	$—	$1	$2	$1,069	$1,232
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	—	—	—	—	—	1
Total	$156	$5	$—	$—	$1	$2	$1,069	$1,233

Other commercial and industrial
Pass	$2,540	$1,274	$355	$263	$150	$184	$8,631	$13,397
Special mention	—	—	5	27	—	1	50	83
Classified	88	107	58	30	6	4	16	309
Total	$2,628	$1,381	$418	$320	$156	$189	$8,697	$13,789

CRE - owner occupied
Pass	$318	$162	$144	$292	$210	$330	$40	$1,496
Special mention	—	1	—	4	—	3	—	8
Classified	—	—	—	7	18	4	—	29
Total	$318	$163	$144	$303	$228	$337	$40	$1,533

Hotel franchise finance
Pass	$1,442	$844	$463	$816	$186	$260	$129	$4,140
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	45	—	—	—	45
Total	$1,442	$844	$463	$861	$186	$260	$129	$4,185

Other CRE - non-owner occupied
Pass	$1,261	$908	$1,050	$1,643	$406	$361	$406	$6,035
Special mention	4	35	25	—	1	—	—	65
Classified	12	7	111	200	24	1	—	355
Total	$1,277	$950	$1,186	$1,843	$431	$362	$406	$6,455

Residential
Pass	$1,283	$614	$185	$3,119	$7,033	$1,084	$33	$13,351
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	5	24	9	2	—	43
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$1,285	$615	$190	$3,143	$7,042	$1,087	$33	$13,403

Residential - EBO
Pass	$1	$36	$20	$13	$164	$594	$—	$828
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$36	$20	$13	$164	$594	$—	$828

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Construction and land development
Pass	$1,059	$542	$239	$230	$27	$—	$1,817	$3,914
Special mention	10	—	—	10	—	—	—	20
Classified	—	—	32	77	—	—	—	109
Total	$1,069	$542	$271	$317	$27	$—	$1,817	$4,043

Other
Pass	$39	$3	$13	$1	$1	$72	$26	$155
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	3	—	3
Total	$39	$3	$13	$1	$1	$78	$26	$161

Total by Risk Category
Pass	$9,791	$5,526	$3,181	$6,898	$8,345	$4,094	$19,559	$57,394
Special mention	20	108	75	41	1	11	69	325
Classified	106	134	206	411	57	18	18	950
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$9,917	$5,768	$3,462	$7,350	$8,403	$4,123	$19,646	$58,677
The following tables present gross charge-offs by class of financing receivable and origination year. The origination year is the year of origination or renewal.

	For the six months ended June 30, 2026
	Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(in millions)
Mortgage finance	$—	$—	$—	$—	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—	—	—	—	—
Tech & innovation	0.7	1.0	16.5	—	5.8	0.1	16.9	41.0
Equity fund resources	—	—	—	—	—	—	—	—
Other commercial and industrial	—	0.5	26.7	1.1	0.2	6.0	129.9	164.4
CRE - owner occupied	—	—	—	—	0.1	—	—	0.1
Hotel franchise finance	—	—	—	—	—	—	—	—
Other CRE - non-owner occupied	—	—	2.0	15.0	42.6	0.1	—	59.7
Residential	—	—	—	—	—	—	—	—
Residential - EBO	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	0.1	—	—	0.1
Other	—	—	—	—	—	1.3	0.1	1.4
Total	$0.7	$1.5	$45.2	$16.1	$48.8	$7.5	$146.9	$266.7

	For the six months ended June 30, 2025
	Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance	$—	$—	$—	$—	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—	—	—	—	—
Tech & innovation	1.5	6.5	2.4	11.2	0.2	—	—	21.8
Equity fund resources	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	0.7	6.1	—	0.3	0.5	7.6
CRE - owner occupied	—	—	—	0.3	—	0.2	—	0.5
Hotel franchise finance	—	—	—	—	—	—	—	—
Other CRE - non-owner occupied	—	—	20.2	10.5	0.5	0.8	—	32.0
Residential	—	—	—	—	—	—	—	—
Residential - EBO	—	—	—	—	—	—	—	—
Construction and land development	—	—	0.3	—	—	—	—	0.3
Other	—	—	—	0.1	—	0.4	0.1	0.6
Total	$1.5	$6.5	$23.6	$28.2	$0.7	$1.7	$0.6	$62.8

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at June 30, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$3	$3	0.0%
Other CRE - non-owner occupied	33	—	—	33	0.6
Total	$33	$—	$3	$36	0.1%

	Amortized Cost Basis at June 30, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Other commercial and industrial	$30	$2	$4	$36	0.2%
Other CRE - non-owner occupied	33	—	—	33	0.6
Total	$63	$2	$4	$69	0.1%

	Amortized Cost Basis at June 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$1	$1	0.0%
Total	$—	$—	$1	$1	0.0%

	Amortized Cost Basis at June 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$5	$1	$18	$24	0.7%
Other commercial and industrial	—	—	84	84	0.8
Other CRE - non-owner occupied	35	—	56	91	1.4
Construction and land development	—	—	39	39	0.9
Total	$40	$1	$197	$238	0.4%

The performance of these modified loans is monitored for 12 months following the modification. As of June 30, 2026, modified loans of $164 million were current to 89 days delinquent and $56 million were on nonaccrual status. As of December 31, 2025, modified loans of $114 million were current to 89 days delinquent and $89 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the three and six months ended June 30, 2026, the Company completed modifications of EBO loans with an amortized cost of $222 million and $307 million, respectively. During the three and six months ended June 30, 2025, the Company completed modifications of EBO loans with an amortized cost of $142 million and $287 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of June 30, 2026, modified EBO loans consisted of $71 million in loans that were current to 89 days delinquent and $43 million in loans 90 days or more delinquent. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	June 30, 2026			December 31, 2025
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Other commercial and industrial	$—	$129	$129	$—	$79	$79
CRE - owner occupied	1	—	1	3	—	3
Other CRE - non-owner occupied	266	—	266	219	—	219
Construction and land development	108	—	108	109	—	109
Total	$375	$129	$504	$331	$79	$410
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2026.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the level of ACL to be a reasonable and supportable estimate of expected credit losses inherent within the Company's HFI loan portfolio as of June 30, 2026.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended June 30, 2026
	Balance, March 31, 2026	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2026
	(in millions)
Mortgage finance	$5.7	$0.4	$—	$—	$6.1
Municipal & nonprofit	18.4	(2.7)	—	—	15.7
Tech & innovation	52.9	18.5	20.2	(1.0)	52.2
Equity fund resources	4.0	0.7	—	—	4.7
Other commercial and industrial	174.0	6.6	4.4	(0.5)	176.7
CRE - owner occupied	3.6	(0.4)	0.1	—	3.1
Hotel franchise finance	40.5	2.0	—	—	42.5
Other CRE - non-owner occupied	99.4	57.1	32.0	(1.1)	125.6
Residential	23.7	(0.6)	—	—	23.1
Residential - EBO	—	—	—	—	—
Construction and land development	37.6	(2.1)	0.1	—	35.4
Other	1.3	1.8	0.8	—	2.3
Total	$461.1	$81.3	$57.6	$(2.6)	$487.4

	Six Months Ended June 30, 2026
	Balance, December 31, 2025	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2026
	(in millions)
Mortgage finance	$5.5	$0.6	$—	$—	$6.1
Municipal & nonprofit	13.0	2.7	—	—	15.7
Tech & innovation	44.8	47.0	41.0	(1.4)	52.2
Equity fund resources	2.6	2.1	—	—	4.7
Other commercial and industrial	184.7	155.7	164.4	(0.7)	176.7
CRE - owner occupied	3.4	(0.2)	0.1	—	3.1
Hotel franchise finance	37.7	4.8	—	—	42.5
Other CRE - non-owner occupied	110.4	73.8	59.7	(1.1)	125.6
Residential	23.7	(0.6)	—	—	23.1
Residential - EBO	—	—	—	—	—
Construction and land development	32.3	3.2	0.1	—	35.4
Other	2.5	1.2	1.4	—	2.3
Total	$460.6	$290.3	$266.7	$(3.2)	$487.4

	Three Months Ended June 30, 2025
	Balance, March 31, 2025	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2025
	(in millions)
Mortgage finance	$4.5	$(0.1)	$—	$—	$4.4
Municipal & nonprofit	14.8	(3.5)	—	—	11.3
Tech & innovation	44.9	10.4	9.7	(0.1)	45.7
Equity fund resources	1.4	0.8	—	—	2.2
Other commercial and industrial	93.5	23.4	6.7	(0.5)	110.7
CRE - owner occupied	3.7	0.7	0.5	—	3.9
Hotel franchise finance	33.2	2.8	—	—	36.0
Other CRE - non-owner occupied	138.1	(0.7)	17.5	(5.1)	125.0
Residential	19.7	0.2	—	—	19.9
Residential - EBO	—	—	—	—	—
Construction and land development	32.0	1.9	0.3	—	33.6
Other	2.8	(0.2)	0.6	—	2.0
Total	$388.6	$35.7	$35.3	$(5.7)	$394.7

	Six Months Ended June 30, 2025
	Balance, December 31, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, June 30, 2025
	(in millions)
Mortgage finance	$4.8	$(0.4)	$—	$—	$4.4
Municipal & nonprofit	14.7	(3.4)	—	—	11.3
Tech & innovation	55.9	10.6	21.8	(1.0)	45.7
Equity fund resources	1.6	0.6	—	—	2.2
Other commercial and industrial	79.4	38.3	7.6	(0.6)	110.7
CRE - owner occupied	3.4	0.9	0.5	(0.1)	3.9
Hotel franchise finance	35.3	0.1	—	(0.6)	36.0
Other CRE - non-owner occupied	134.4	17.5	32.0	(5.1)	125.0
Residential	19.7	0.2	—	—	19.9
Residential - EBO	—	—	—	—	—
Construction and land development	21.3	12.6	0.3	—	33.6
Other	3.3	(0.7)	0.6	—	2.0
Total	$373.8	$76.3	$62.8	$(7.4)	$394.7
Accrued interest receivable of $300 million and $287 million at June 30, 2026 and December 31, 2025, respectively, was excluded from the estimate of credit losses. However, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $1.2 million as of June 30, 2026 and December 31, 2025. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$53.3	$35.1	$49.6	$39.5
(Recovery of) provision for credit losses	(1.3)	4.1	2.4	(0.3)
Balance, end of period	$52.0	$39.2	$52.0	$39.2

The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	June 30, 2026
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$7,405	$—	$7,405	$6.1	$—	$6.1
Municipal & nonprofit	1,716	—	1,716	15.7	—	15.7
Tech & innovation	4,475	13	4,488	51.8	0.4	52.2
Equity fund resources	1,457	—	1,457	4.7	—	4.7
Other commercial and industrial	14,810	141	14,951	167.0	9.7	176.7
CRE - owner occupied	1,468	1	1,469	3.1	—	3.1
Hotel franchise finance	4,582	—	4,582	42.5	—	42.5
Other CRE - non-owner occupied	5,690	279	5,969	95.7	29.9	125.6
Residential	13,909	—	13,909	23.1	—	23.1
Residential EBO	752	—	752	—	—	—
Construction and land development	3,964	108	4,072	35.4	—	35.4
Other	176	3	179	2.3	—	2.3
Total	$60,404	$545	$60,949	$447.4	$40.0	$487.4

	December 31, 2025
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$7,271	$—	$7,271	$5.5	$—	$5.5
Municipal & nonprofit	1,643	5	1,648	12.8	0.2	13.0
Tech & innovation	4,108	20	4,128	44.1	0.7	44.8
Equity fund resources	1,233	—	1,233	2.6	—	2.6
Other commercial and industrial	13,671	118	13,789	139.0	45.7	184.7
CRE - owner occupied	1,530	3	1,533	3.4	—	3.4
Hotel franchise finance	4,185	—	4,185	37.7	—	37.7
Other CRE - non-owner occupied	6,227	228	6,455	92.8	17.6	110.4
Residential	13,403	—	13,403	23.7	—	23.7
Residential EBO	828	—	828	—	—	—
Construction and land development	3,934	109	4,043	32.3	—	32.3
Other	159	2	161	2.5	—	2.5
Total	$58,192	$485	$58,677	$396.4	$64.2	$460.6
Loan Purchases and Sales
Loan purchases during the three and six months ended June 30, 2026 totaled $1.5 billion and $2.5 billion, respectively, which primarily consisted of residential and commercial and industrial loan purchases. Loan purchases during the three and six months ended June 30, 2025 totaled $755 million and $1.1 billion, respectively, which primarily consisted of residential and commercial and industrial loan purchases.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or successful completion of a loss mitigation retention solution. During the three and six months ended June 30, 2026, there were no repurchases of these EBO loans. During the three and six months ended June 30, 2025, the Company repurchased $175 million and $302 million of these EBO loans, respectively. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the three and six months ended June 30, 2026, the Company purchased $51 million and $64 million, respectively, of CRE loans, at par, with more-than-insignificant deterioration in credit quality. As the loans were non-performing and repayment is expected to be realized through the sale of the collateral, the loans were classified as collateral dependent loans. As the fair value of the collateral, net of selling costs, exceeded the loan’s outstanding principal balance as of June 30, 2026, no allowance for credit losses was recorded. There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2026, the Company sold loans with a carrying value of approximately $50 million and $157 million, respectively. No significant gain, loss, or charge-off was recognized on these loan sales during the three months ended June 30, 2026. For the six months ended June 30, 2026, the Company recognized net charge-offs of $6.1 million related to these sales. During the three and six months ended June 30, 2025, the Company sold loans with a carrying value of approximately $161 million and $379 million, respectively, and recognized a net loss of $0.2 million and $2.8 million, respectively, and net charge-offs of $1.7 million for the three and six months ended June 30, 2025.
5. MORTGAGE SERVICING RIGHTS
The following table presents changes in the fair value of the MSR portfolio related to the Company's mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$1,516	$1,241	$1,494	$1,127
Additions from loans sold with servicing rights retained	294	284	589	545
Carrying value of MSRs sold	(268)	(452)	(479)	(535)
Change in fair value	12	23	34	3
Realization of cash flows	(54)	(52)	(138)	(96)
Balance, end of period	$1,500	$1,044	$1,500	$1,044

			June 30, 2026	December 31, 2025
			(in millions)
Unpaid principal balance of mortgage loans serviced for others			$75,682	$77,540
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three and six months ended June 30, 2026, the Company recognized a net loss of $3.5 million and a net gain of $8.5 million on MSR sales, which are reflected in Net loan servicing revenue in the Consolidated Income Statement, respectively. The UPB of loans underlying these sales totaled $11.7 billion and $23.5 billion for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized a net gain of $6.6 million and $6.3 million on MSR sales, respectively. The UPB of loans underlying these sales totaled $22.5 billion and $31.2 billion for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had a remaining receivable balance of $31 million and $22 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $80.1 million and $157.3 million for the three and six months ended June 30, 2026, respectively, compared to $66.8 million and $125.8 million for the respective periods in 2025. Early payoff fee income totaled $4.9 million and $11.4 million for the three and six months ended June 30, 2026, respectively, compared to $6.1 million and $10.5 million for the respective periods in 2025. These amounts are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of June 30, 2026 and December 31, 2025, net servicing advances totaled $81 million and $108 million, respectively, which are recorded in Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate adverse changes in the below inputs that are used to determine fair value:

June 30, 2026
(in millions)
Fair value of mortgage servicing rights	$1,500
Decrease in fair value resulting from adverse changes in:
Option adjusted spread
10% change	(27)
20% change	(53)
Conditional prepayment rate
10% change	(49)
20% change	(94)
Cost to service
10% change	(14)
20% change	(27)
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
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
Other assets acquired through foreclosure consist primarily of properties acquired through, or in-lieu-of, foreclosure and are included in Other assets on the Consolidated Balance Sheet. At June 30, 2026 and December 31, 2025, repossessed assets consisted primarily of office properties and totaled $126 million and $137 million, respectively, net of a valuation allowance of $4.6 million and $7.6 million, respectively. Foreclosed residential real estate properties totaled $4 million and $2 million at June 30, 2026 and December 31, 2025, respectively, net of any valuation allowance.
The Company held 22 properties at June 30, 2026 compared to 15 at December 31, 2025. During the three months ended June 30, 2026, the Company did not have significant OREO activity. During the six months ended June 30, 2026, the Company took possession of properties valued at $27 million, primarily related to one office property, and transferred one property with a carrying value of $39 million from OREO into Premises and equipment, net, due to a change in management intent. The Company recognized net valuation losses of zero and $2.5 million during the three and six months ended June 30, 2026, respectively, and $4.8 million during both the three and six months ended June 30, 2025.

7. DEPOSITS
The table below summarizes deposits by type:

	June 30, 2026	December 31, 2025
	(in millions)
Non-interest bearing deposits	$27,820	$24,353
Interest bearing:
Demand accounts	19,259	18,416
Savings and money market accounts	24,886	24,586
Time certificates of deposit ($250,000 or more)	2,396	2,276
Other time deposits (1)	7,513	7,528
Total deposits	$81,874	$77,159
(1)    Other time deposits included $4.2 billion and $4.3 billion of brokered deposits as of June 30, 2026 and December 31, 2025, respectively.
A summary of the contractual maturities for all time deposits as of June 30, 2026 is as follows:

(in millions)
2026	$6,807
2027	3,012
2028	70
2029	14
2030	4
2031	2
Total	$9,909
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At June 30, 2026 and December 31, 2025, the Company held wholesale brokered deposits of $5.3 billion and $5.4 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks, which offer products that qualify large deposits for FDIC insurance. At June 30, 2026, the Company had $15.2 billion of reciprocal deposits, compared to $14.4 billion at December 31, 2025.
In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $29.9 billion and $25.1 billion at June 30, 2026 and December 31, 2025, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Income statement line item
Interest income (1)	$52.5	$61.3	$101.2	$119.4
Service charges and fees (1)	8.4	4.4	16.7	8.6
Deposit costs (2)	173.3	142.8	330.5	272.7
Total earnings credit and referral costs	$234.2	$208.5	$448.4	$400.7
(1)    Earnings credits recorded as a reduction to Interest income and Service charges and fees.
(2)    Deposit costs also included other deposit related costs of $5.9 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively, and $12.0 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively, primarily associated with reciprocal deposits.

8. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	June 30, 2026	December 31, 2025
	(in millions)
Short-Term:
FHLB advances	$4,700	$3,800
Secured borrowings	57	48
Total short-term borrowings	$4,757	$3,848
Long-Term:
FHLB advances	$1,100	$1,000
Credit linked notes, net	379	392
Total long-term borrowings	$1,479	$1,392
Total other borrowings	$6,236	$5,240
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains uncommitted overnight federal funds lines of credit, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. There were no outstanding borrowings on federal funds lines of credit as of June 30, 2026 and December 31, 2025.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged at the time of the borrowing, generally consisting of investment securities and loans. As of June 30, 2026 and December 31, 2025, the Company had additional available credit with the FHLB of $6.3 billion and $8.8 billion, respectively. The weighted average rate on short-term FHLB advances was 4.08% and 4.02% as of June 30, 2026 and December 31, 2025, respectively.
Total available credit with the FRB was $18.4 billion and $17.8 billion as of June 30, 2026 and December 31, 2025, respectively, of which no amounts were drawn.
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
As of June 30, 2026 and December 31, 2025, the Company had access to approximately $2.1 billion in uncommitted warehouse funding, of which no amounts were drawn.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.23% and 6.14% as of June 30, 2026 and December 31, 2025, respectively.

Long-Term Borrowings
FHLB Advances
The Company also enters into long-term advances with the FHLB. The Company's borrowing capacity is determined based on the collateral pledged at the time of the borrowing, consisting of the same pools of investment securities and loans pledged for the short-term FHLB advances. The interest rates on these advances are based on daily SOFR plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest plus a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advance. After three months from the inception date of the advances, prepayments are no longer subject to the make-whole provision. The weighted average rate on these long-term FHLB advances was 4.07% and 4.24% as of June 30, 2026 and December 31, 2025, respectively.
The Company's outstanding long-term FHLB advances are detailed in the tables below:

June 30, 2026
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	April 30, 2026	July 30, 2027	SOFR + 0.38%	$700
FHLB advance	May 29, 2026	August 31, 2027	SOFR + 0.38%	200
FHLB advance	June 30, 2026	September 30, 2027	SOFR + 0.43%	200
Total				$1,100

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	October 30, 2025	February 1, 2027	SOFR + 0.38%	$500
FHLB advance	November 26. 2025	February 26, 2027	SOFR + 0.36%	500
Total				$1,000

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
The Company's outstanding credit linked note issuances are detailed in the tables below:

June 30, 2026
Description	Issuance Date	Maturity Date	Weighted Average Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$77	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	155	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	161	2
Total				$393	$7

December 31, 2025
Description	Issuance Date	Maturity Date	Weighted Average Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$80	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	160	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	167	2
Total				$407	$7
(1)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 11.00% on a reference pool balance of $1.5 billion and $1.6 billion as of June 30, 2026 and December 31, 2025, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 15.00% on a reference pool balance of $3.1 billion and $3.2 billion as of June 30, 2026 and December 31, 2025, respectively.
(3)    There are six classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 3.15% to 8.50% on a reference pool balance of $3.2 billion and $3.3 billion as of June 30, 2026 and December 31, 2025, respectively.

9. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

June 30, 2026
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3M SOFR + 2.25%	$600	$4
WAB fixed-to-variable-rate (2)	November 2025	November 15, 2035	6.54%	400	4
Total				$1,000	$8

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
WAL fixed-to-variable-rate (1)	June 2021	June 15, 2031	3.00%	$600	$4
WAB fixed-to-variable-rate (2)	November 2025	November 15, 2035	6.54%	400	4
Total				$1,000	$8
(1)    Notes are redeemable, in whole or in part, beginning on June 15, 2026 at their principal amount plus accrued and unpaid interest and had a fixed interest rate of 3.00%. The notes converted to a variable rate of three-month SOFR plus 225 basis points on this date.
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
The carrying value of all subordinated debt issuances totaled $984 million and $990 million at June 30, 2026 and December 31, 2025, respectively.
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
The carrying value of junior subordinated debt was $85 million and $86 million as of June 30, 2026 and December 31, 2025, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of June 30, 2026 and December 31, 2025 was 6.33% and 6.25%, respectively.

10. EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period and stock grants made to non-employee WAL directors generally vest over one year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2026 was $0.7 million and $55.2 million, respectively, compared to $0.8 million and $48.8 million for the three and six months ended June 30, 2025. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to employee and WAL director stock grants of $10.2 million and $20.6 million, respectively, compared to $8.1 million and $20.1 million for the respective periods in 2025.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. For the 2026 grants, the performance measures are based on the Company’s relative return on equity, while the market measure is based on relative TSR performance. For the 2025 and 2024 grants, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, while the market measure is based on relative TSR performance. The number of shares issued will vary based on the performance measures that are achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $2.5 million and $0.5 million, respectively, compared to $1.8 million and $3.4 million for the respective periods in 2025.
The three-year performance period for the 2023 grant ended on December 31, 2025, and based on the Company's cumulative EPS and TSR performance measures for the performance period, these shares vested at 50% of the target award under the terms of the grant. As a result, 50,828 shares became fully vested and were distributed to executive management in the first quarter of 2026.
Cash Settled Restricted Stock Units
The Company grants cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three and six months ended June 30, 2026, the Company recognized compensation expense of $1.0 million and $1.6 million, respectively, compared to $0.6 million and $0.9 million for the respective periods in 2025.
Deferred Stock Units
The Company also grants deferred stock unit awards to certain members of its management team, which are intended to provide supplemental executive retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date and (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards, including dividend equivalent units, granted during the three and six months ended June 30, 2026 was $0.1 million, compared to $0.1 million and $1.6 million for the three and six months ended June 30, 2025, respectively. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to these stock grants of $0.4 million and $0.9 million, respectively, compared to $1.3 million and $3.0 million, for the respective periods in 2025.

Common Stock Repurchase
During the year ended December 31, 2025, the Company's BOD approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $300 million of its shares of common stock. During the three and six months ended June 30, 2026, the Company repurchased 31,924 and 729,938 shares of its common stock, respectively. The shares were repurchased at a weighted average price per share of $71.88 and $71.62, respectively, for a total payment, inclusive of commissions, fees, and taxes, of $2.3 million and $52.6 million, respectively. There were no share repurchases during the comparable periods in 2025. As of June 30, 2026, the aggregate remaining approved amount under the stock repurchase program was approximately $179.6 million.
Preferred Stock
The Company issued and has outstanding 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). The dividend rate resets every five years beginning on September 30, 2026 to the five-year treasury rate as of the most recent reset dividend determination date plus 3.452%. The Series A preferred stock is redeemable at the Company's option on or after September 30, 2026, on any dividend payment date at a redemption price of $10,000 per share and only participates in the undistributed earnings of the Company if a dividend is declared. During the three and six months ended June 30, 2026 and 2025, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share. The total dividend payment to preferred stockholders was $3.2 million for each three-month period, and $6.4 million for each six-month period.
Cash Dividend on Common Shares
During the three and six months ended June 30, 2026, the Company declared and paid a quarterly cash dividend of $0.42 per share, for a total dividend payment to stockholders of $45.9 million and $92.0 million, respectively. During the three and six months ended June 30, 2025, the Company declared and paid a quarterly cash dividend of $0.38 per share, for a total dividend payment to stockholders of $42.2 million and $84.0 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2026, the Company purchased treasury shares of 6,499 and 200,272, respectively, at a weighted average price per share of $79.61 and $92.71, respectively. During the three and six months ended June 30, 2025, the Company purchased treasury shares of 12,482 and 133,967, respectively, at a weighted average price per share of $71.07 and $87.34, respectively.
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
During the three and six months ended June 30, 2026, dividends of $7.1 million and $14.2 million, respectively, were declared and paid to Series B preferred stockholders, compared to $7.4 million for each of the respective periods in 2025. These dividend payments are classified as Net income attributable to noncontrolling interest in the Consolidated Income Statement and as Dividends paid to noncontrolling interest in the Consolidated Statement of Equity.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, March 31, 2026	$(452.7)	$(0.3)	$(2.5)	$(455.5)
Other comprehensive income (loss) before reclassifications	5.9	—	(0.9)	5.0
Amounts reclassified from AOCI	(0.7)	—	—	(0.7)
Net current-period other comprehensive income (loss)	5.2	—	(0.9)	4.3
Balance, June 30, 2026	$(447.5)	$(0.3)	$(3.4)	$(451.2)

Balance, March 31, 2025	$(480.6)	$(0.4)	$2.5	$(478.5)
Other comprehensive income (loss) before reclassifications	9.7	0.1	(4.1)	5.7
Amounts reclassified from AOCI	(8.8)	—	—	(8.8)
Net current-period other comprehensive income (loss)	0.9	0.1	(4.1)	(3.1)
Balance, June 30, 2025	$(479.7)	$(0.3)	$(1.6)	$(481.6)

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2025	$(340.7)	$—	$(3.5)	$(344.2)
Other comprehensive (loss) income before reclassifications	(68.3)	(0.3)	0.1	(68.5)
Amounts reclassified from AOCI	(38.5)	—	—	(38.5)
Net current-period other comprehensive (loss) income	(106.8)	(0.3)	0.1	(107.0)
Balance, June 30, 2026	$(447.5)	$(0.3)	$(3.4)	$(451.2)

Balance, December 31, 2024	$(534.7)	$(0.4)	$1.4	$(533.7)
Other comprehensive income (loss) before reclassifications	65.4	0.1	(3.0)	62.5
Amounts reclassified from AOCI	(10.4)	—	—	(10.4)
Net current-period other comprehensive income (loss)	55.0	0.1	(3.0)	52.1
Balance, June 30, 2025	$(479.7)	$(0.3)	$(1.6)	$(481.6)

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
The Company has interest rate swaps designated as fair value hedges of certain fixed rate loans, AFS debt securities, and qualifying debt instruments. The Company receives variable-rate interest payments in exchange for making fixed-rate payments on loans and AFS debt securities. For qualifying debt instruments, the Company receives fixed-rate payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments are based on SOFR plus a spread adjustment. No interest rate swaps on hedged AFS U.S. Treasury securities were terminated during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company terminated interest rate swaps on hedged AFS U.S. Treasury securities, which had a notional value of $1.3 billion and cumulative basis adjustment of $18.6 million at the time of termination. During the three and six months ended June 30, 2025, the Company terminated interest rate swaps on hedged AFS U.S. Treasury securities which had a notional value of $1.0 billion, and cumulative basis adjustment of $11 million at the time of termination. As the hedged securities were sold in the same period as the termination of the swap, both the basis adjustment and the related gain on sale of the hedged securities were recognized in earnings as a component of Gain on sales of investment securities, as described in "Note 2. Investment Securities." The Company recognized net gains on these terminations of $18.7 million during the six months ended June 30, 2026 and $7.7 million during the three and six months ended June 30, 2025.
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets, whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company receives a variable rate and pays a fixed rate on the outstanding notional amount. No portfolio layer method swaps were terminated during the three months ended June 30, 2026. During the six months ended June 30, 2026 and the three and six months ended June 30, 2025, the Company terminated portions of its portfolio layer method swaps with notional values of $2.0 billion and $500 million, respectively, and cumulative loan basis adjustments of $19 million and $1 million, respectively, at termination. The cumulative loan basis adjustments were allocated to the individual loans remaining within the closed pools and will be amortized through interest income over the remaining life of those loans. The remaining unamortized basis of terminated portfolio layer method swaps was $23 million and $5 million as of June 30, 2026 and December 31, 2025, respectively.
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
Fair Value Hedges
As of June 30, 2026 and December 31, 2025, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	June 30, 2026		December 31, 2025
	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)
	(in millions)
Loans HFI, net of deferred loan fees and costs (3)	$1,798	$(42)	$3,811	$—
Investment securities - AFS	3,482	(73)	3,006	(65)
Qualifying debt	(396)	8	(396)	2
(1)Represents the amortized cost basis of the hedged assets and liabilities.
(2)Included in the carrying value of the hedged assets and liabilities.
(3)Included portfolio layer method derivative instruments with $1.5 billion and $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $3.7 billion and $7.2 billion) as of June 30, 2026 and December 31, 2025, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $(30) million and $8 million as of June 30, 2026 and December 31, 2025, respectively.
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

	Three Months Ended June 30,
	2026		2025
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$15.0	$(15.1)	$(31.6)	$31.6
Interest income on investment securities	33.0	(31.9)	(38.4)	40.2
Interest expense on qualifying debt	(6.9)	6.9	—	—

	Six Months Ended June 30,
	2026		2025
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$24.9	$(25.1)	$(95.4)	$95.5
Interest income on investment securities	10.3	(8.3)	(38.4)	40.2
Interest expense on qualifying debt	(4.6)	4.6	—	—
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized $0.6 million and $0.9 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the three and six months ended June 30, 2026, respectively. The Company recognized $0.1 million in interest income related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the three and six months ended June 30, 2025.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of June 30, 2026, December 31, 2025, and June 30, 2025. The change in the notional amounts of these derivatives from June 30, 2025 to June 30, 2026 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	June 30, 2026			December 31, 2025			June 30, 2025
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$5,706	$16	$—	$7,216	$85	$22	$6,033	$23	$56
Total	$5,706	$16	$—	$7,216	$85	$22	$6,033	$23	$56

Derivatives not designated as hedging instruments:
Foreign currency contracts	$616	$26	$20	$530	$8	$4	$109	$1	$2
Forward contracts	33,325	42	59	27,271	21	43	24,687	63	111
Futures contracts (1)	18,486	—	—	23,170	—	—	15,690	—	—
Interest rate lock commitments	4,127	22	1	3,201	20	1	2,947	24	—
Interest rate contracts	10,991	22	24	10,228	34	36	7,984	32	34
Risk participation agreements	301	—	—	242	—	—	226	—	—
Equity warrants	49	37	—	50	39	—	63	33	—
Total	$67,895	$149	$104	$64,692	$122	$84	$51,706	$153	$147
Margin	—	411	—	—	366	7	—	347	(41)
Total, including margin	$67,895	$560	$104	$64,692	$488	$91	$51,706	$500	$106
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	June 30, 2026			December 31, 2025			June 30, 2025
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$25	$—	$25	$6	$—	$6	$—	$—	$—
Forward contracts	42	—	42	21	—	21	63	—	63
Interest rate contracts	30	—	30	86	—	86	25	—	25
Margin	411	—	411	366	—	366	347	—	347
Netting	—	(64)	(64)	—	(85)	(85)	—	(134)	(134)
	$508	$(64)	$444	$479	$(85)	$394	$435	$(134)	$301
Liabilities
Foreign currency contracts	$(1)	$—	$(1)	$(1)	$—	$(1)	$(2)	$—	$(2)
Forward contracts	(57)	—	(57)	(40)	—	(40)	(108)	—	(108)
Interest rate contracts	(10)	—	(10)	(46)	—	(46)	(78)	—	(78)
Margin	—	—	—	(7)	—	(7)	41	—	41
Netting	—	64	64	—	85	85	—	134	134
	$(68)	$64	$(4)	$(94)	$85	$(9)	$(147)	$134	$(13)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$2	$—	$2	$1	$—	$1
Interest rate lock commitments	22	—	22	20	—	20	24	—	24
Interest rate contracts	8	—	8	33	—	33	30	—	30
Equity warrants	37	—	37	39	—	39	33	—	33
	$68	$—	$68	$94	$—	$94	$88	$—	$88
Liabilities
Foreign currency contracts	$(19)	$—	$(19)	$(3)	$—	$(3)	$—	$—	$—
Forward contracts	(2)	—	(2)	(3)	—	(3)	(3)	—	(3)
Interest rate lock commitments	(1)	—	(1)	(1)	—	(1)	—	—	—
Interest rate contracts	(14)	—	(14)	(12)	—	(12)	(12)	—	(12)
	$(36)	$—	$(36)	$(19)	$—	$(19)	$(15)	$—	$(15)
Total derivatives and margin
Assets	$576	$(64)	$512	$573	$(85)	$488	$523	$(134)	$389
Liabilities	(104)	64	(40)	(113)	85	(28)	(162)	134	(28)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$23.2	$10.8	$0.7	$25.8
Forward contracts	(28.6)	(17.5)	16.3	(73.0)
Interest rate contracts	3.0	2.3	6.7	2.3
Other contracts	5.1	(0.1)	2.1	3.4
Net gain (loss) on derivatives	$2.7	$(4.5)	$25.8	$(41.5)

Net loan servicing revenue:
Forward contracts	$3.4	$(9.3)	$(24.4)	$(1.9)
Futures contracts	4.1	(0.6)	24.2	(6.4)
Interest rate contracts	(18.3)	16.5	(33.6)	42.8
Net (loss) gain on derivatives	$(10.8)	$6.6	$(33.8)	$34.5

Fair value gain adjustments, net
Interest rate contracts	$4.2	$2.0	$7.6	$4.5
Covered call options	5.8	—	6.1	—
Risk participation agreements	0.3	0.1	0.4	0.2
Net gain on derivatives	$10.3	$2.1	$14.1	$4.7

Income (loss) from equity investments
Equity warrants	$3.8	$0.2	$3.0	$(0.3)
Net loss on derivatives	$3.8	$0.2	$3.0	$(0.3)

Other non-interest income
Foreign currency contracts	$5.5	$0.3	$9.9	$2.3
Net gain on derivatives	$5.5	$0.3	$9.9	$2.3
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At June 30, 2026, December 31, 2025, and June 30, 2025 collateral pledged by the Company to counterparties for its derivatives totaled $261 million, $382 million, and $399 million, respectively.

13. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following tables present the calculation of basic and diluted EPS:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(in millions, except per share amounts)
Net income available to common stockholders	$258.5	$437.4
Less: Earnings allocated to participating stock awards (1)	3.3	5.6
Net earnings attributable to common stockholders	$255.2	$431.8

Weighted average shares - basic	107.8	108.0
Dilutive effect of stock awards	0.2	0.1
Weighted average shares - diluted	108.0	108.1

Earnings per common share:
Basic	$2.37	$4.00
Diluted	2.36	3.99
(1)Represents cash dividends paid to holders of unvested stock awards plus undistributed earnings available to holders of these awards.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in millions, except per share amounts)
Net income available to common stockholders	$227.2	$423.1

Weighted average shares - basic	109.0	108.9
Dilutive effect of stock awards	0.6	0.7
Weighted average shares - diluted	109.6	109.6

Earnings per common share:
Basic	$2.08	$3.89
Diluted	2.07	3.86
14. INCOME TAXES
The Company's effective tax rate was 19.0% and 18.4% for the three months ended June 30, 2026 and 2025, respectively, and 18.7% and 18.8% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to an increase in pretax income and a decrease in investment tax credits. For the six months ended June 30, 2026 and 2025, the effective tax rate remained substantially consistent.
As of June 30, 2026, the net DTA balance totaled $425 million, an increase of $76 million from $349 million at December 31, 2025. The overall increase in the net DTA was primarily the result of an increase in credit carryovers and a decrease in the fair market value of AFS securities. Although realization is not assured, the Company believes realization of the recognized net DTA of $425 million at June 30, 2026 is more-likely-than-not based on expectations regarding future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2026 and December 31, 2025, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $571 million and $593 million as of June 30, 2026 and December 31, 2025, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $263 million and $329 million as of June 30, 2026 and December 31, 2025, respectively.
The Company recognized tax credits related to LIHTC investments of $21.5 million and $22.1 million during the three months ended June 30, 2026 and 2025, respectively, and $36.1 million and $39.7 million during the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, amortization related to LIHTC investments of $19.2 million and $19.0 million, respectively, was included as a component of income tax expense, compared to $32.1 million and $34.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
Letters of credit and financial guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The term of financial guarantees was one year or less as of both June 30, 2026 and December 31, 2025. The Company generally has recourse to recover from the customer any amounts paid under the guarantees.
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $932 at June 30, 2026 and $1,034 at December 31, 2025	$15,020	$15,420
Credit card commitments and financial guarantees	887	813
Letters of credit, including unsecured letters of credit of $2 at June 30, 2026 and December 31, 2025	699	598
Total	$16,606	$16,831
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. The loss contingency for unfunded loan commitments and letters of credit was $52.0 million and $49.6 million as of June 30, 2026 and December 31, 2025, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 14. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $46 million and $21 million as of June 30, 2026 and December 31, 2025, respectively.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 49% and 48% of the Company's HFI loan portfolio as of June 30, 2026 and December 31, 2025, respectively. The

Company's loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2026 and December 31, 2025, CRE related loans accounted for approximately 26% and 27% of total loans at each respective date. Approximately 13% and 14% of CRE loans, excluding construction and land loans, were owner occupied as of June 30, 2026 and December 31, 2025, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of June 30, 2026 and December 31, 2025.
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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Unrealized (losses) gains	$(1.2)	$(5.4)	$0.1	$(3.9)
Changes included in OCI, net of tax	(0.9)	(4.1)	0.1	(3.0)

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

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2026	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$3,221	$—	$3,221
Commercial MBS issued by GSEs and GNMA	—	514	—	514
Corporate debt securities	—	222	—	222
Private label residential MBS	—	1,136	—	1,136
Residential MBS issued by GSEs and GNMA	—	7,428	—	7,428
Tax-exempt	—	794	—	794
U.S. Treasury securities	5,494	—	—	5,494
Other	29	42	—	71
Total AFS debt securities	$5,523	$13,357	$—	$18,880
Equity securities
CRA investments	$28	$—	$—	$28
Preferred stock	52	—	—	52
Total equity securities	$80	$—	$—	$80
Loans HFS (2)	$—	$3,261	$963	$4,224
Mortgage servicing rights	—	—	1,500	1,500
Derivative assets (1)	—	106	59	165
Liabilities:
Junior subordinated debt (3)	$—	$—	$71	$71
Derivative liabilities (1)	—	103	1	104
(1)See "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $42 million as of June 30, 2026 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets exclude margin of $411 million. There was no margin for derivative liabilities as of June 30, 2026.
(2)Includes only the portion of loans HFS that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
(3)Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2025	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$2,747	$—	$2,747
Commercial MBS issued by GSEs and GNMA	—	635	—	635
Corporate debt securities	—	297	—	297
Private label residential MBS	—	1,039	—	1,039
Residential MBS issued by GSEs and GNMA	—	7,230	—	7,230
Tax-exempt	—	802	—	802
U.S. Treasury securities	5,970	—	—	5,970
Other	28	40	—	68
Total AFS debt securities	$5,998	$12,790	$—	$18,788
Equity securities
CRA investments	$27	$—	$—	$27
Preferred stock	52	—	—	52
Total equity securities	$79	$—	$—	$79
Loans HFS (2)	$—	$2,664	$700	$3,364
Mortgage servicing rights	—	—	1,494	1,494
Derivative assets (1)	—	148	59	207
Liabilities:
Junior subordinated debt (3)	$—	$—	$71	$71
Derivative liabilities (1)	—	105	1	106
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance	$(69.9)	$(63.2)	$(71.2)	$(64.7)
Change in fair value (1)	(1.2)	(5.4)	0.1	(3.9)
Ending balance	$(71.1)	$(68.6)	$(71.1)	$(68.6)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $(0.9) million and $(4.1) million for three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $(3.0) million for the six months ended June 30, 2026 and 2025, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	June 30, 2026	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$71	Discounted cash flow	Implied credit rating of the Company	5.49%

	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$71	Discounted cash flow	Implied credit rating of the Company	5.36%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2026 and December 31, 2025 was the implied credit risk for the Company. The implied credit risk spread as of June 30, 2026 and December 31, 2025 was calculated as the difference between the average of the 9 and 10-year 'BB' rated financial indexes over the 5 and 10-year swap indexes.

As of June 30, 2026, the Company estimated the discount rate at 5.49%, which represents an implied credit spread of 1.76% plus three-month SOFR (3.73%). As of December 31, 2025, the Company estimated the discount rate at 5.36%, which was a 1.71% credit spread plus three-month SOFR (3.65%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis recognized in income was as follows:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Loans HFS	MSRs	IRLCs (1)	Warrants	Loans HFS	MSRs	IRLCs (1)	Warrants
	(in millions)
Balance, beginning of period	$1,011	$1,516	$(3)	$40	$700	$1,494	$19	$39
Purchases and additions	381	294	6,571	3	903	589	12,111	5
Sales and payments	(429)	(268)	—	—	(654)	(479)	—	—
Transfers from Level 2 to Level 3	3	—	—	—	5	—	—	—
Transfers from Level 3 to Level 2	—	—	—	—	—	—	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(6,549)	—	—	—	(12,109)	—
Warrant exercises	—	—	—	(10)	—	—	—	(12)
Change in fair value	(3)	12	1	4	9	34	(1)	5
Mark to market adjustments	—	—	—	—	—	—	—	—
Realization of cash flows	—	(54)	—	—	—	(138)	—	—
Balance, end of period	$963	$1,500	$20	$37	$963	$1,500	$20	$37
Changes in unrealized gains (losses) for the period (2)	$5	$3	$20	$(3)	$16	$26	$20	$(3)

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Loans HFS	MSRs	IRLCs (1)	Warrants	Loans HFS	MSRs	IRLCs (1)	Warrants
	(in millions)
Balance, beginning of period	$63	$1,241	$13	$31	$3	$1,127	$(2)	$30
Purchases and additions	90	284	5,490	2	154	545	11,232	6
Sales and payments	(71)	(452)	—	—	(80)	(535)	—	—
Transfers from Level 2 to Level 3	2	—	—	—	4	—	—	—
Transfers from Level 3 to Level 2	—	—	—	—	—	—	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(5,481)	—	—	—	(11,213)	—
Warrant exercises	—	—	—	—	—	—	—	(1)
Change in fair value	—	23	2	—	3	3	7	(2)
Mark to market adjustments	—	—	—	—	—	—	—	—
Realization of cash flows	—	(52)	—	—	—	(96)	—	—
Balance, end of period	$84	$1,044	$24	$33	$84	$1,044	$24	$33
Changes in unrealized gains (losses) for the period (2)	$2	$3	$24	$2	$3	$(6)	$24	$2
(1)     IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		June 30, 2026
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	287 - 484	390
	Conditional prepayment rate (1)	5.5% - 12.4%	9.8%
	Recapture rate	0.0% - 55.0%	25.2%
	Servicing fee rate (in basis points)	25.0 - 56.5	37.9
	Cost to service	$77 - $83	$80
Loans HFS:	Lifetime liquidation probability	1.6% to 22.9%	9.7%
IRLCs:	Servicing fee multiple	4.8 - 7.2	5.9
	Pull-through rate	78% - 100%	91.0%
Equity warrants:	Volatility	47.5% - 179.2%	77.7%
	Risk-free interest rate	3.9% - 4.4%	4.1%
	Time to expiration (in years)	1.0 - 10.0	3.3

		December 31, 2025
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	283 - 317	316
	Conditional prepayment rate (1)	6.1% - 14.1%	11.0%
	Recapture rate	0.0% - 55.0%	25.5%
	Servicing fee rate (in basis points)	25.0 - 56.5	38.1
	Cost to service	$77 - $83	$79
Loans HFS:	Lifetime liquidation probability	1.6% - 10.7%	4.6%
IRLCs:	Servicing fee multiple	4.7 - 6.5	5.5
	Pull-through rate	74% - 100%	92.0%
Equity warrants:	Volatility	40.3% - 180.4%	74.7%
	Risk-free interest rate	3.5% - 4.1%	3.6%
	Time to expiration (in years)	1.0 - 10.0	2.9
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	June 30, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$3,528	$3,421	$107	$2,846	$2,744	$102
90 days or more delinquent	696	676	20	518	501	17
Total	$4,224	$4,097	$127	$3,364	$3,245	$119
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of credit deterioration. The following table presents such assets carried on the Consolidated Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of June 30, 2026:
Loans HFI	$481	$—	$—	$481
Other assets acquired through foreclosure	126	—	—	126
As of December 31, 2025:
Loans HFI	$395	$—	$—	$395
Other assets acquired through foreclosure	137	—	—	137

For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2026	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$481	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	126	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

	December 31, 2025	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$395	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	137	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $481 million and $395 million at June 30, 2026 and December 31, 2025, respectively, net of a specific ACL of $23 million and $15 million at June 30, 2026 and December 31, 2025, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $126 million and $137 million of such assets at June 30, 2026 and December 31, 2025, respectively.

Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2026
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,676	$—	$1,497	$—	$1,497
AFS	18,880	5,523	13,357	—	18,880
Equity	80	80	—	—	80
Derivative assets (1)	165	—	106	59	165
Loans HFS	4,347	—	3,285	1,062	4,347
Loans HFI, net	60,462	—	—	58,938	58,938
Mortgage servicing rights	1,500	—	—	1,500	1,500
Accrued interest receivable	505	—	505	—	505
Financial liabilities:
Deposits	$81,874	$—	$81,899	$—	$81,899
Other borrowings	6,236	—	6,239	—	6,239
Qualifying debt	1,069	—	980	86	1,066
Derivative liabilities (1)	104	—	103	1	104
Accrued interest payable	109	—	109	—	109
(1)    Derivative assets and liabilities exclude margin of $411 million and zero, respectively.

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,584	$—	$1,427	$—	$1,427
AFS	18,788	5,998	12,790	—	18,788
Equity securities	79	79	—	—	79
Derivative assets (1)	207	—	148	59	207
Loans HFS	3,498	—	2,664	834	3,498
Loans HFI, net	58,216	—	—	57,206	57,206
Mortgage servicing rights	1,494	—	—	1,494	1,494
Accrued interest receivable	473	—	473	—	473
Financial liabilities:
Deposits	$77,159	$—	$77,185	$—	$77,185
Other borrowings	5,240	—	5,242	—	5,242
Qualifying debt	1,076	—	981	87	1,068
Derivative liabilities (1)	106	—	105	1	106
Accrued interest payable	116	—	116	—	116
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

ALCO is charged with managing interest rate risk within the BOD-approved limits. Limits are structured to preclude an interest rate risk profile which does not conform to both management and BOD risk tolerances without BOD and ALCO approval. Interest rate risk is also evaluated at the Parent level, which is reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of letters of credit outstanding at June 30, 2026 and December 31, 2025 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at June 30, 2026 and December 31, 2025.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2026:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$26,558	$14	$—	$26,544
Loans HFS	4,347	62	4,285	—
Loans HFI, net of deferred fees and costs	60,949	36,153	24,796	—
Less: allowance for credit losses	(487)	(413)	(74)	—
Net loans HFI	60,462	35,740	24,722	—
Goodwill and other intangible assets, net	644	290	354	—
Other assets	6,690	378	2,483	3,829
Total assets	$98,701	$36,484	$31,844	$30,373
Liabilities:
Deposits	$81,874	$31,220	$44,619	$6,035
Borrowings and qualifying debt	7,305	—	57	7,248
Other liabilities	1,387	108	500	779
Total liabilities	90,566	31,328	45,176	14,062
Allocated equity:	8,135	3,584	2,637	1,914
Total liabilities and equity	$98,701	$34,912	$47,813	$15,976
Excess funds (used) provided	$—	$(1,572)	$15,969	$(14,397)

Income Statement:
Three Months Ended June 30, 2026:	(in millions)
Interest income	$1,231.9	$608.6	$342.3	$281.0
Interest expense	435.0	165.1	151.7	118.2
Funds transfer pricing	—	(62.0)	343.0	(281.0)
Net interest income (expense)	796.9	381.5	533.6	(118.2)
Provision for (recovery of) credit losses	80.4	82.7	(2.7)	0.4
Net interest income (expense) after provision for credit losses	716.5	298.8	536.3	(118.6)
Non-interest income	198.8	56.9	109.6	32.3
Salaries and employee benefits	204.3	43.8	52.9	107.6
Other non-interest expense (1)	379.0	139.3	338.7	(99.0)
Income (loss) before provision for income taxes	332.0	172.6	254.3	(94.9)
Income tax expense (benefit)	63.2	32.8	48.8	(18.4)
Net income (loss)	$268.8	$139.8	$205.5	$(76.5)

Six Months Ended June 30, 2026:	(in millions)
Interest income	$2,420.1	$1,207.0	$672.3	$540.8
Interest expense	856.9	323.4	302.5	231.0
Funds transfer pricing	—	(131.6)	648.3	(516.7)
Net interest income (expense)	1,563.2	752.0	1,018.1	(206.9)
Provision for (recovery of) credit losses	293.6	288.9	3.8	0.9
Net interest income (expense) after provision for credit losses	1,269.6	463.1	1,014.3	(207.8)
Non-interest income	451.4	104.7	228.1	118.6
Salaries and employee benefits	409.8	87.8	103.7	218.3
Other non-interest expense (1)	747.9	278.1	660.6	(190.8)
Income (loss) before provision for income taxes	563.3	201.9	478.1	(116.7)
Income tax expense (benefit)	105.3	37.8	88.3	(20.8)
Net income (loss)	$458.0	$164.1	$389.8	$(95.9)
(1)    The composition of Other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2025:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$24,034	$16	$—	$24,018
Loans HFS	3,498	67	3,431	—
Loans HFI, net of deferred fees and costs	58,677	34,784	23,893	—
Less: allowance for credit losses	(461)	(390)	(71)	—
Net loans HFI	58,216	34,394	23,822	—
Goodwill and other intangible assets, net	649	290	359	—
Other assets	6,377	352	2,237	3,788
Total assets	$92,774	$35,119	$29,849	$27,806
Liabilities:
Deposits	$77,159	$30,806	$40,466	$5,887
Borrowings and qualifying debt	6,316	—	48	6,268
Other liabilities	1,353	91	336	926
Total liabilities	84,828	30,897	40,850	13,081
Allocated equity:	7,946	3,400	2,570	1,976
Total liabilities and equity	$92,774	$34,297	$43,420	$15,057
Excess funds provided (used)	$—	$(822)	$13,571	$(12,749)

Income Statement:
Three Months Ended June 30, 2025:	(in millions)
Interest income	$1,154.4	$612.9	$303.3	$238.2
Interest expense	456.8	153.5	156.9	146.4
Funds transfer pricing	—	(138.3)	286.0	(147.7)
Net interest income	697.6	321.1	432.4	(55.9)
Provision for credit losses	39.9	35.0	4.8	0.1
Net interest income after provision for credit losses	657.7	286.1	427.6	(56.0)
Non-interest income	148.3	38.3	86.0	24.0
Salaries and employee benefits	179.9	35.4	39.1	105.4
Other non-interest expense (1)	334.8	134.4	291.2	(90.8)
Income (loss) before provision for income taxes	291.3	154.6	183.3	(46.6)
Income tax expense	53.5	28.1	34.3	(8.9)
Net income	$237.8	$126.5	$149.0	$(37.7)

Six Months Ended June 30, 2025:
Interest income	$2,250.0	$1,204.4	$588.5	$457.1
Interest expense	901.8	303.4	312.9	285.5
Funds transfer pricing	—	(270.1)	556.2	(286.1)
Net interest income	1,348.2	630.9	831.8	(114.5)
Provision for credit losses	71.1	66.2	9.9	(5.0)
Net interest income (expense) after provision for credit losses	1,277.1	564.7	821.9	(109.5)
Non-interest income	275.7	75.2	165.5	35.0
Salaries and employee benefits	362.3	79.6	82.1	200.6
Other non-interest expense (1)	652.8	259.2	557.9	(164.3)
Income before provision for income taxes	537.7	301.1	347.4	(110.8)
Income tax expense	100.8	50.5	59.5	(9.2)
Net income (loss)	$436.9	$250.6	$287.9	$(101.6)
(1)    The composition of Other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.

18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include banking service charges and fees, disbursement and escrow fees, and interchange fees on credit and debit cards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Banking service charges and fees	$19.4	$17.0	$39.7	$34.6
Disbursements and escrow fees	17.2	1.6	56.9	4.0
Interchange fees	5.0	2.9	9.2	4.5
Other fees	4.1	2.0	7.2	3.4
Total revenue from contracts with customers	$45.7	$23.5	$113.0	$46.5
The Company had unsatisfied performance obligations of approximately $3 million as of June 30, 2026 and December 31, 2025.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits and deposit optimization strategy, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and are subject to certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from historical or expected results: 1) adverse financial market and economic conditions, including the effects of inflation and any recession in the United States, adverse developments in the financial services industry generally, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers, and any related impact on customer behavior, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of the geopolitical conflicts; 2) changes in interest rates and increased rate competition; 3) the discontinuation of or substantial changes to interest rate benchmarks utilized in our lending, borrowing and hedging activities; 4) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 5) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 6) exposure to natural and man-made disasters in markets where we operate and the impact of climate change and sustainability practices on us and our customers; 7) the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events, and of governmental and societal responses thereto; 8) higher defaults on our loan portfolio than we expect; 9) increased foreclosures and ownership of real property; 10) changes in management's estimate of the adequacy of the allowance for credit losses; 11) dependency on real estate and events that negatively impact the real estate market; 12) concentrations in certain business lines or product types within our loan portfolio; 13) residual risk retained by us on reference pools covered by credit linked notes; 14) exposures related to the properties to which we acquire title; 15) ability to compete in a highly competitive market; 16) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful and supervisory actions by regulatory agencies which may limit our ability to pursue certain growth opportunities; 17) uncertainty associated with digital payment initiatives; 18) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 19) ability to meet capital adequacy and liquidity requirements and the sufficiency of liquidity; 20) dependence on low-cost deposits; 21) risks related to representations and warranties made on third-party loan sales; 22) ability to borrow from the FHLB or the FRB; 23) a change in our creditworthiness; 24) information security breaches; 25) reliance on third parties to provide key components of our infrastructure; 26) perpetration of fraud; 27) ability to implement and improve our controls and processes to keep pace with growth; 28) risk of operating in a highly regulated industry and our ability to remain in compliance; 29) ability to adapt to technological change; 30) technological risks and developments and cyber threats, attacks or events; 31) emerging external focus among regulators and other officials related to risks in connection with the development and use of artificial intelligence; 32) failure to comply with state and federal banking agency laws and regulations; 33) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; 34) risks related to ownership and price of our preferred and common stock; 35) ability to continue to declare quarterly dividends; 36) additional regulatory requirements resulting from our continued growth; 37) management's estimates and projections of interest rates and interest rate policies; 38) the execution of our business plan; 39) the outcome of legal proceedings with borrowers, the amount of funds and/or collateral that may be available for repayment of loans, and any adverse economic or other events impacting the collateral, borrower or guarantors with respect to loans.

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
Recent Market and Banking Industry Developments
Deposit Optimization Strategy
During the second quarter of 2026, the Company initiated a deposit optimization strategy designed to improve profitability by reducing higher-cost deposit balances. These efforts lowered period-end deposits relative to the prior quarter, including the reduction of more than $1 billion of higher-cost deposits near quarter-end. This strategy is designed to reposition the Company’s funding mix by reducing deposit costs and improving net interest margin over time.
CRE Exposure
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 26% and 27% of total loans at June 30, 2026 and December 31, 2025, respectively. Approximately 13% and 14% of CRE loans, excluding construction and land loans, were owner occupied at June 30, 2026 and December 31, 2025, respectively. Less than 4% of HFI loans were non-owner occupied office loans at June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $32.0 million and $59.7 million, respectively. As the Company continues to focus on moving nonperforming loans through its standard credit resolution process, the Company took possession of one CRE office property during the six months ended June 30, 2026. While the Company believes its reserve levels are adequate, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
Legal Disputes Related to Credit Facilities
Cantor Group V, LLC
In August 2025, the Bank initiated a lawsuit in Los Angeles Superior Court against Cantor Group V, LLC and certain individual guarantors in connection with the Bank's note finance revolving credit facility to Cantor Group V, LLC, alleging fraud by the borrower for failing to provide collateral loans in the first position, seeking appointment of a receiver and recovery of funds, and seeking other forms of relief and damages related to claims against the borrower. In addition, under certain circumstances such as fraud, the Bank holds both a limited guaranty and full guaranty from two ultra-high net worth individuals. As of September 30, 2025, the Bank moved the $98.5 million facility to nonaccrual status and established a specific allowance of $29.6 million for this loan. During the three months ended March 31, 2026, management reevaluated the existing collateral based on updated “as-is” appraisals and due to the expected duration of the resolution process, recognized a charge-off of $26.1 million from the previously established reserve. No additional charge-offs were recognized during the three months ended June 30, 2026.
Leucadia Asset Management LLC and Jefferies Financial Group
In May 2026, the Bank and its collateral agent filed an amended complaint in New York Supreme Court against Jefferies Financial Group, Leucadia Asset Management LLC, and affiliates (collectively, the "Defendants") alleging breach of contract, fraud, negligence, promissory estoppel, and unjust enrichment in connection with a trade finance loan extended by the Bank, seeking declaratory and injunctive relief for the recovery of funds, and other forms of relief and damages related to claims against the Defendants. This loan was secured by accounts receivable the Bank's borrower purchased from First Brands Group, which filed for bankruptcy in September 2025. The loan entered default status following the identification of servicing failures, including lapses in UCC filings, and in October 2025, the Bank entered into a forbearance agreement pursuant to which the Defendants agreed to cause full repayment of the loan by March 31, 2026. Defendants then made payments pursuant to the forbearance agreement from October 2025 to January 15, 2026. In late February 2026, after the Company was notified the remaining principal balance of the loan would not be repaid as agreed and with the Defendants' failure to make the payment due that month, the Company recorded a charge‑off of $126.4 million for the remaining loan balance. The Company continues to pursue recovery through litigation and other available remedies. Any future recoveries will be recognized when realized or realizable.

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
Financial Results Highlights for the Second Quarter of 2026
•Net income available to common stockholders of $258.5 million, compared to $227.2 million for the second quarter 2025
•Diluted earnings per share of $2.36, compared to $2.07 per share for the second quarter 2025
•Net revenue of $995.7 million, compared to $845.9 million for the second quarter 2025, with non-interest expense of $583.3 million, compared to $514.7 million for the second quarter 2025
•PPNR1 of $412.4 million, up 24.5% from $331.2 million in the second quarter 2025
•Total loans HFI of $60.9 billion, up $2.3 billion, or 3.9%, from December 31, 2025
•Total deposits of $81.9 billion, up $4.7 billion, or 6.1%, from December 31, 2025
•Total equity of $8.1 billion, an increase of $189 million, or 2.4%, from December 31, 2025
•Nonperforming loans to funded HFI loans increased to 0.92%, compared to 0.85% at December 31, 2025
•Nonperforming assets (nonaccrual loans and repossessed assets) increased to 0.70% of total assets, compared to 0.69% at December 31, 2025
•Annualized net loan charge-offs to average loans outstanding of 0.37%, compared to 0.22% for the second quarter 2025
•Net interest margin of 3.53%, flat from the second quarter 2025
•Tangible common equity ratio1 of 7.0%, compared to 7.3% at December 31, 2025
•Book value per common share of $69.11, an increase of $1.91, or 2.8%, from $67.20 at December 31, 2025
•Tangible book value per share, net of tax1, of $63.24, an increase of $1.95, or 3.2%, from $61.29 at December 31, 2025
•Efficiency ratio1 of 58.0% in the second quarter 2026, compared to 60.1% in the second quarter 2025
•Efficiency ratio, adjusted for deposit costs1 of 48.9%, compared to 51.8% in the second quarter 2025
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2026.

1 See Non-GAAP Financial Measures section beginning on page 65.

Results of Operations and Financial Condition
As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026			2025
	(dollars in millions, except per share amounts)
Net income / as adjusted (1)	$268.8	$237.8	$458.0	/	$520.1	$436.9
Net income available to common stockholders / as adjusted (1)	258.5	227.2	437.4	/	499.5	423.1
Earnings per share - basic	2.37	2.08	4.00			3.89
Earnings per share - diluted / as adjusted (1)	2.36	2.07	3.99	/	4.57	3.86
Return on average assets / as adjusted (1)	1.09%	1.10%	0.95%	/	1.08%	1.04%
Return on average equity	13.5	13.0	11.5			12.4
Return on average tangible common equity / as adjusted (1)	15.3	14.9	12.9	/	14.7	14.2
Net interest margin	3.53	3.53	3.54			3.50
(1) See Non-GAAP Financial Measures section beginning on page 65.

	June 30, 2026	December 31, 2025
	(in millions)
Total assets	$98,701	$92,774
Loans HFS	4,347	3,498
Loans HFI, net of deferred fees and costs	60,949	58,677
Investment securities, net of allowance for credit losses	20,622	20,438
Total deposits	81,874	77,159
Other borrowings	6,236	5,240
Qualifying debt	1,069	1,076
Total equity	8,135	7,946
Tangible common equity, net of tax (1)	6,906	6,711
(1) See Non-GAAP Financial Measures section beginning on page 65.
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

	June 30, 2026	December 31, 2025
	(dollars in millions)
Nonaccrual loans	$562	$500
Repossessed assets	126	137
Non-performing assets	907	817
Nonaccrual loans to funded loans	0.92%	0.85%
Nonaccrual and repossessed assets to total assets	0.70	0.69
Allowance for loan losses to funded loans	0.80	0.78
Allowance for credit losses to funded loans	0.89	0.87
Allowance for loan losses to nonaccrual loans	87	92
Allowance for credit losses to nonaccrual loans	96	102
Net charge-offs to average loans outstanding (1)	0.37	0.24
(1)Annualized on an actual/actual basis for the three months ended June 30, 2026. Actual year-to-date for the year ended December 31, 2025.

Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth.
Total assets increased to $98.7 billion at June 30, 2026, an increase of $5.9 billion, or 6.4%, from $92.8 billion at December 31, 2025. Higher deposit levels supported an increase in cash of $2.3 billion, and also funded HFI and HFS loan growth of $2.3 billion and $849 million, respectively.
Loans HFI increased $2.3 billion, or 3.9%, to $60.9 billion as of June 30, 2026, compared to $58.7 billion as of December 31, 2025. By loan type, commercial and industrial, residential, and construction and land development loans increased $1.8 billion, $396 million, and $186 million, respectively, from December 31, 2025, partially offset by a decrease in commercial real estate owner occupied loans of $105 million. In addition, loans HFS increased $849 million, or 24.3%, from $3.5 billion as of December 31, 2025 primarily due to an increase in government-insured or guaranteed and agency-conforming mortgage loans.
Total deposits increased $4.7 billion, or 6.1%, to $81.9 billion as of June 30, 2026 from $77.2 billion as of December 31, 2025. By type, the increase in deposits from December 31, 2025 was driven by increases of $3.5 billion, $843 million, $300 million, and $105 million in non-interest bearing deposits, interest bearing demand deposits, savings and money market accounts, and certificates of deposit, respectively.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
	(in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,231.9	$1,154.4	$77.5	$2,420.1	$2,250.0	$170.1
Interest expense	435.0	456.8	(21.8)	856.9	901.8	(44.9)
Net interest income	796.9	697.6	99.3	1,563.2	1,348.2	215.0
Provision for credit losses	80.4	39.9	40.5	293.6	71.1	222.5
Net interest income after provision for credit losses	716.5	657.7	58.8	1,269.6	1,277.1	(7.5)
Non-interest income	198.8	148.3	50.5	451.4	275.7	175.7
Non-interest expense	583.3	514.7	68.6	1,157.7	1,015.1	142.6
Income before provision for income taxes	332.0	291.3	40.7	563.3	537.7	25.6
Income tax expense	63.2	53.5	9.7	105.3	100.8	4.5
Net income	268.8	237.8	31.0	458.0	436.9	21.1
Net income attributable to noncontrolling interest	7.1	7.4	(0.3)	14.2	7.4	6.8
Net income attributable to Western Alliance	261.7	230.4	31.3	443.8	429.5	14.3
Dividends on preferred stock	3.2	3.2	—	6.4	6.4	—
Net income available to common stockholders	$258.5	$227.2	$31.3	$437.4	$423.1	$14.3
Earnings per share:
Basic	$2.37	$2.08	$0.29	$4.00	$3.89	$0.11
Diluted	2.36	2.07	0.29	3.99	3.86	0.13

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net interest income	$796.9	$697.6	$1,563.2	$1,348.2
Total non-interest income	198.8	148.3	451.4	275.7
Net revenue	$995.7	$845.9	$2,014.6	$1,623.9
Total non-interest expense	583.3	514.7	1,157.7	1,015.1
Pre-provision net revenue	$412.4	$331.2	$856.9	$608.8
Less:
Provision for credit losses	80.4	39.9	293.6	71.1
Income tax expense	63.2	53.5	105.3	100.8
Net income	$268.8	$237.8	$458.0	$436.9
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which measures non-interest expense as a ratio of net revenue on a tax equivalent basis. Management uses this ratio as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Total non-interest expense	$583.3	$514.7	$1,157.7	$1,015.1
Less: Deposit costs	179.2	147.4	342.5	284.2
Total non-interest expense, excluding deposit costs	404.1	367.3	815.2	730.9
Divided by:
Total net interest income	796.9	697.6	1,563.2	1,348.2
Plus:
Tax equivalent interest adjustment	10.1	10.2	20.2	20.3
Total non-interest income	198.8	148.3	451.4	275.7
Less: Deposit costs	179.2	147.4	342.5	284.2
	$826.6	$708.7	$1,692.3	$1,360.0
Efficiency ratio - tax equivalent basis	58.0%	60.1%	56.9%	61.7%
Efficiency ratio - tax equivalent basis, adjusted for deposit costs	48.9	51.8	48.2	53.7

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

	June 30, 2026	December 31, 2025
	(dollars and shares in millions)
Total equity	$8,135	$7,946
Less:
Preferred stock	295	295
Noncontrolling interest in subsidiary	293	293
Total common equity	7,547	7,358
Less: goodwill and intangible assets, net	644	649
Total tangible common equity	6,903	6,709
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible common equity, net of tax	$6,906	$6,711

Total assets	$98,701	$92,774
Less: goodwill and intangible assets, net	644	649
Tangible assets	98,057	92,125
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible assets, net of tax	$98,060	$92,127

Tangible common equity ratio	7.0%	7.3%
Common shares outstanding	109.2	109.5
Book value per common share	$69.11	$67.20
Tangible book value per common share, net of tax	63.24	61.29

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Net income available to common stockholders	$258.5	$227.2	$437.4	$423.1
Divided by:
Average equity	$8,012	$7,355	$8,066	$7,128
Less:
Average goodwill and intangible assets	646	655	647	656
Average preferred stock	295	295	295	295
Average noncontrolling interest in subsidiary	293	293	293	155
Average tangible common equity	$6,778	$6,112	$6,831	$6,022
Return on average tangible common equity	15.3%	14.9%	12.9%	14.2%

The adjusted non-GAAP revenue, earnings and return metrics presented below for the six months ended June 30, 2026 exclude, as applicable, the provision for credit losses related to the charge-off of the remaining Leucadia Asset Management LLC loan balance and gains on investment security sales executed during the three month ended March 31, 2026 as part of the Company's mitigation strategy.
Net Revenue and Pre-Provision Net Revenue, As Adjusted

(in millions)
Net revenue	$2,014.6
Adjusted for:
Gain on sales of investment securities	(50.5)
Net revenue, as adjusted	1,964.1
Total non-interest expense	1,157.7
Pre-provision net revenue, as adjusted	$806.4
Less:
Provision for credit losses	293.6
Income tax expense	105.3
Gain on sales of investment securities	(50.5)
Net income	$458.0
Earnings per Share, As Adjusted

(in millions, except per share data)
Net income	$458.0
Adjusted for:
Gain on sales of investment securities	(50.5)
Provision for credit losses on Leucadia Asset Management LLC	126.4
Tax effect of adjustments	(13.8)
Net income, as adjusted	$520.1
Net income attributable to noncontrolling interest	14.2
Dividends on preferred stock	6.4
Net income available to common stockholders, as adjusted	$499.5
Diluted shares	108.1
Diluted earnings per share, as adjusted	$4.57
Return on Average Assets, As Adjusted

(dollars in millions)
Net income, as adjusted	$520.1
Divided by: Average assets	$97,051
Return on average assets, as adjusted	1.08%
Return on Average Tangible Common Equity, As Adjusted

(dollars in millions)
Net income available to common stockholders, as adjusted	$499.5
Divided by:
Average equity	8,066
Less:
Average goodwill and intangible assets	647
Average preferred stock	295
Average noncontrolling interest in subsidiary	293
Average tangible common equity	$6,831
Return on average tangible common equity, as adjusted	14.7%

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

	June 30, 2026	December 31, 2025
	(dollars in millions)
Common equity tier 1:
Common equity	$7,547	$7,358
Less:
Non-qualifying goodwill and intangibles	626	633
Disallowed deferred tax asset	105	67
AOCI related adjustments	(448)	(341)
Unrealized loss on changes in fair value liabilities	(3)	(4)
Common equity tier 1	$7,267	$7,003
Divided by: Risk-weighted assets	$66,210	$63,408
Common equity tier 1 ratio	11.0%	11.0%

Common equity tier 1	$7,267	$7,003
Plus: Preferred stock, trust preferred securities, and noncontrolling interest in subsidiary	669	669
Tier 1 capital	$7,936	$7,672
Divided by: Tangible average assets	$98,440	$94,007
Tier 1 leverage ratio	8.1%	8.2%

Total capital:
Tier 1 capital	$7,936	$7,672
Plus:
Subordinated debt	865	990
Adjusted allowances for credit losses	553	523
Tier 2 capital	$1,418	$1,513
Total capital	$9,354	$9,185
Divided by: Risk-weighted assets	$66,210	$63,408
Total capital ratio	14.1%	14.5%

Classified assets to tier 1 capital plus allowance:
Classified assets	$1,128	$1,088
Divided by: Tier 1 capital	7,936	7,672
Plus: Adjusted allowances for credit losses	553	523
Total Tier 1 capital plus adjusted allowances for credit losses	$8,489	$8,195
Classified assets to tier 1 capital plus allowance	13.3%	13.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$5,653	$84.9	6.02%	$4,859	$74.0	6.11%
Loans HFI:
Commercial and industrial	28,364	426.4	6.07	24,094	392.1	6.58
CRE - non-owner occupied	10,296	169.6	6.61	10,253	181.9	7.12
CRE - owner occupied	1,574	23.8	6.07	1,788	26.7	6.11
Construction and land development	4,191	80.8	7.78	4,290	88.7	8.29
Residential real estate	14,879	155.7	4.20	14,399	150.3	4.19
Consumer	17	0.3	6.57	32	0.6	7.07
Total loans HFI (1), (2), (3), (4)	59,321	856.6	5.82	54,856	840.3	6.17
Investment securities:
Taxable	19,474	220.2	4.54	15,099	177.4	4.71
Tax-exempt	2,312	25.2	5.50	2,215	24.1	5.46
Total investment securities (1)	21,786	245.4	4.64	17,314	201.5	4.81
Cash and other	4,901	45.0	3.68	3,496	38.6	4.43
Total interest earning assets	91,661	1,231.9	5.43	80,525	1,154.4	5.80
Non-interest earning assets
Cash and due from banks	544			346
Allowance for loan losses	(482)			(403)
Bank owned life insurance	1,069			1,026
Other assets	5,692			4,905
Total assets	$98,484			$86,399
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$19,316	$102.5	2.13%	$15,707	$97.2	2.48%
Savings and money market accounts	24,995	174.4	2.80	21,736	170.6	3.15
Certificates of deposit	9,873	93.6	3.80	10,084	110.0	4.38
Total interest bearing deposits	54,184	370.5	2.74	47,527	377.8	3.19
Short-term borrowings	3,329	33.9	4.08	3,048	35.7	4.69
Long-term debt	1,158	16.8	5.83	2,498	35.1	5.64
Qualifying debt	1,071	13.8	5.17	826	8.2	4.01
Total interest bearing liabilities	59,742	435.0	2.92	53,899	456.8	3.40
Interest cost of funding earning assets			1.90			2.28
Non-interest bearing liabilities
Non-interest bearing deposits	29,351			23,569
Other liabilities	1,379			1,576
Equity	8,012			7,355
Total liabilities and equity	$98,484			$86,399
Net interest income and margin (5)		$796.9	3.53%		$697.6	3.53%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $10.1 million and $10.2 million for the three months ended June 30, 2026 and 2025, respectively.
(2)Interest income includes a reduction for earnings credits totaling $52.5 million and $61.3 million for the three months ended June 30, 2026 and 2025, respectively.
(3)Included in the yield computation are net loan fees of $25.5 million for each of the three months ended June 30, 2026 and 2025.
(4)Includes nonaccrual loans.
(5)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$5,561	$165.1	5.99%	$4,581	$140.5	6.19%
Loans HFI:
Commercial and industrial	27,964	839.7	6.10	23,466	758.0	6.57
CRE - non-owner occupied	10,306	339.5	6.64	10,133	357.1	7.11
CRE - owner occupied	1,634	48.6	6.04	1,833	55.4	6.20
Construction and land development	4,088	157.2	7.78	4,348	180.5	8.37
Residential real estate	14,746	306.5	4.19	14,373	302.5	4.24
Consumer	18	0.6	7.04	39	1.3	6.85
Total loans HFI (1), (2), (3), (4)	58,756	1,692.1	5.83	54,192	1,654.8	6.19
Investment securities:
Taxable	18,590	415.5	4.51	14,065	320.9	4.60
Tax-exempt	2,295	49.8	5.50	2,235	48.6	5.49
Total investment securities (1)	20,885	465.3	4.62	16,300	369.5	4.72
Cash and other	5,113	97.6	3.85	3,788	85.2	4.54
Total interest earning assets	90,315	2,420.1	5.45	78,861	2,250.0	5.81
Non-interest earning assets
Cash and due from banks	543			339
Allowance for loan losses	(473)			(400)
Bank owned life insurance	1,065			1,020
Other assets	5,601			4,813
Total assets	$97,051			$84,633
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$19,132	$202.1	2.13%	$15,788	$197.1	2.52%
Savings and money market accounts	24,804	343.1	2.79	21,473	335.4	3.15
Certificates of deposit	9,799	186.0	3.83	10,051	223.6	4.49
Total interest bearing deposits	53,735	731.2	2.74	47,312	756.1	3.22
Short-term borrowings	3,139	63.3	4.07	2,389	56.4	4.76
Long-term debt	1,255	35.5	5.70	2,575	71.8	5.62
Qualifying debt	1,074	26.9	5.04	862	17.5	4.10
Total interest bearing liabilities	59,203	856.9	2.92	53,138	901.8	3.42
Interest cost of funding earning assets			1.91			2.31
Non-interest bearing liabilities
Non-interest bearing deposits	28,357			22,837
Other liabilities	1,425			1,530
Equity	8,066			7,128
Total liabilities and equity	$97,051			$84,633
Net interest income and margin (5)		$1,563.2	3.54%		$1,348.2	3.50%
(1)Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $20.2 million and $20.3 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Interest income includes a reduction for earnings credits totaling $101.2 million and $119.4 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Included in the yield computation are net loan fees of $49.4 million and $49.3 million for the six months ended June 30, 2026 and 2025, respectively.
(4)Includes non-accrual loans.
(5)Net interest margin is computed by dividing net interest income by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 versus 2025			2026 versus 2025
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$11.9	$(1.0)	$10.9	$29.1	$(4.5)	$24.6
Loans HFI:
Commercial and industrial	64.2	(29.9)	34.3	135.1	(53.4)	81.7
CRE - non-owner occupied	0.7	(13.0)	(12.3)	5.7	(23.3)	(17.6)
CRE - owner occupied	(3.2)	0.3	(2.9)	(5.9)	(0.9)	(6.8)
Construction and land development	(1.9)	(6.0)	(7.9)	(10.0)	(13.3)	(23.3)
Residential real estate	5.0	0.4	5.4	7.8	(3.8)	4.0
Consumer	(0.3)	—	(0.3)	(0.7)	—	(0.7)
Total loans HFI	64.5	(48.2)	16.3	132.0	(94.7)	37.3
Investment securities:
Taxable	49.5	(6.7)	42.8	101.1	(6.5)	94.6
Tax-exempt	1.1	—	1.1	1.3	(0.1)	1.2
Total investment securities	50.6	(6.7)	43.9	102.4	(6.6)	95.8
Cash and other	12.9	(6.5)	6.4	25.3	(12.9)	12.4
Total interest income	139.9	(62.4)	77.5	288.8	(118.7)	170.1

Interest expense:
Interest bearing demand accounts	19.2	(13.9)	5.3	35.3	(30.3)	5.0
Savings and money market accounts	22.7	(18.9)	3.8	46.1	(38.4)	7.7
Certificates of deposit	(2.0)	(14.4)	(16.4)	(4.8)	(32.8)	(37.6)
Total deposits	39.9	(47.2)	(7.3)	76.6	(101.5)	(24.9)
Short-term borrowings	2.9	(4.7)	(1.8)	15.1	(8.2)	6.9
Long-term debt	(19.4)	1.1	(18.3)	(37.3)	1.0	(36.3)
Qualifying debt	3.2	2.4	5.6	5.3	4.1	9.4
Total interest expense	26.6	(48.4)	(21.8)	59.7	(104.6)	(44.9)

Net change	$113.3	$(14.0)	$99.3	$229.1	$(14.1)	$215.0
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2026, interest income totaled $1.2 billion, an increase of $77.5 million, or 6.7%, from the same period in 2025. This growth was primarily the result of higher interest income from investment securities and loans HFI, which increased by $43.9 million and $16.3 million, respectively, driven by a $4.5 billion increase in average balances for each of these asset categories.
For the six months ended June 30, 2026, interest income totaled $2.4 billion, an increase of $170.1 million, or 7.6%, compared to $2.3 billion for the same period in 2025. This increase was primarily the result of higher interest income from investment securities, loans HFI, and loans HFS, which increased by $95.8 million, $37.3 million, and $24.6 million, respectively, largely due to higher average balances for each of these asset categories.
For the three months ended June 30, 2026, interest expense totaled $435.0 million, a decrease of $21.8 million, or 4.8%, compared to $456.8 million for the same period in 2025. The decrease was driven by lower interest expense on long-term debt and deposits, which declined $18.3 million and $7.3 million, respectively. The decrease in interest expense on long-term debt resulted from a $1.3 billion reduction in the average balance of long-term debt, while lower rates drove the decline in interest expense on deposits. These decreases were partially offset by an increase in interest expense on qualifying debt of $5.6 million, resulting from a $245 million increase in the average balance and higher interest rates.
For the six months ended June 30, 2026, interest expense totaled $856.9 million, a decrease of $44.9 million, or 5.0%, compared to $901.8 million for the same period in 2025. The decline was driven by lower interest expense on long-term debt and deposits, which declined $36.3 million and $24.9 million, respectively. The decrease in interest expense on long-term debt resulted from a $1.3 billion reduction in the average balance of long-term debt, while lower rates drove the decline in interest expense on deposits. These decreases were partially offset by an increase in interest expense on qualifying debt of $9.4 million, resulting from a $212 million increase in the average balance and higher rates.
For the three months ended June 30, 2026, net interest income totaled $796.9 million, an increase of $99.3 million, or 14.2%, compared to $697.6 million for the same period in 2025. The increase in net interest income was driven by an increase in average interest earning assets of $11.1 billion and lower interest bearing deposit rates, partially offset by lower yields on interest earning assets and higher average interest bearing liability balances. Net interest margin was unchanged at 3.53%, as lower funding costs from the lower-rate environment were offset by declining yields on interest earning assets.
For the six months ended June 30, 2026, net interest income totaled $1.6 billion, an increase of $215.0 million, or 15.9%, compared to $1.3 billion for the same period in 2025. The increase in net interest income was driven by an increase in average interest earning assets of $11.5 billion and lower interest bearing deposit rates, partially offset by lower yields on interest earning assets and a higher average interest bearing liability balances. Net interest margin improved 4 basis points to 3.54%, as lower funding costs in the declining rate environment more than offset the impact of lower yields on interest earning assets.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses inherent in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and six months ended June 30, 2026, the Company recorded a provision for credit losses of $80.4 million and $293.6 million, compared to $39.9 million and $71.1 million for the three and six months ended June 30, 2025. The provision for credit losses for the three and six months ended June 30, 2026 is primarily reflective of loan growth and net loan charge-offs of $55.0 million and $263.5 million, respectively. Charge-offs for the six months ended June 30, 2026 included $126.4 million for the remaining balance of the Leucadia Asset Management LLC loan and $26.1 million from the specific reserve previously established on the Cantor Group V, LLC loan.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
	(in millions)
Service charges and fees	$63.1	$39.7	$23.4	$151.6	$80.2	$71.4
Net gain on mortgage loan origination and sale activities	53.4	39.4	14.0	126.1	88.9	37.2
Net loan servicing revenue	31.3	38.3	(7.0)	30.0	60.1	(30.1)
Income from bank owned life insurance	10.8	11.0	(0.2)	21.5	22.4	(0.9)
Gain on sales of investment securities	3.0	11.4	(8.4)	53.5	13.5	40.0
Fair value gain adjustments, net	12.8	0.1	12.7	15.9	1.1	14.8
Income (loss) from equity investments	11.9	2.9	9.0	25.2	(1.9)	27.1
Other income	12.5	5.5	7.0	27.6	11.4	16.2
Total non-interest income	$198.8	$148.3	$50.5	$451.4	$275.7	$175.7
Total non-interest income for the three months ended June 30, 2026 increased $50.5 million from the same period in 2025. This growth was primarily attributable to service charges and fees, net gain on mortgage loan origination and sales activities, and net fair value gain adjustments. Service charges and fees rose by $23.4 million, driven by higher disbursement and other commercial banking fees. Net gain on mortgage loan origination and sale activities increased by $14.0 million, primarily reflecting production revenue growth from higher volumes and margins, partially offset by lower secondary revenue due to increased market volatility. Net fair value gain adjustments increased $12.7 million, primarily driven by covered call options and valuation increases on interest rate contracts and equity securities. These increases were partially offset by decreases of $8.4 million in gain on sales of investment securities, primarily due to lower securities sales volume, and $7.0 million in net loan servicing revenue, largely reflecting changes in the fair value of MSRs and higher amortization expense, partially offset by higher servicing revenue from growth in the Company's servicing portfolio.

Total non-interest income for the six months ended June 30, 2026 increased $175.7 million from the same period in 2025 primarily due to higher service charges and fees, gain on sales of investment securities, net gain on mortgage loan origination and sale activities, and income from equity investments. Service charges and fees rose by $71.4 million, driven by higher commercial banking, disbursements, and unused commitment fees. Gain on sales of investment securities increased $40.0 million, reflecting a series of security sales executed by management during the first quarter of 2026. Net gain on mortgage loan origination and sale activities increased $37.2 million, as discussed in the preceding paragraph. Income from equity investments increased $27.1 million, which was primarily driven by a loss on a solar investment in the second quarter of 2025 that did not recur and gains on warrant valuations. These increases were partially offset by a $30.1 million decrease in net loan servicing revenue, as discussed in the preceding paragraph.
Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
	(in millions)
Salaries and employee benefits	$204.3	$179.9	$24.4	$409.8	$362.3	$47.5
Deposit costs	179.2	147.4	31.8	342.5	284.2	58.3
Data processing	52.1	45.0	7.1	105.2	90.2	15.0
Legal, professional, and directors' fees	32.8	25.3	7.5	63.4	54.2	9.2
Insurance	28.3	37.4	(9.1)	53.0	75.3	(22.3)
Occupancy	21.1	16.9	4.2	40.3	34.1	6.2
Loan servicing expenses	17.6	20.1	(2.5)	34.3	36.5	(2.2)
Loan acquisition and origination expenses	8.8	5.8	3.0	16.7	11.0	5.7
Business development and marketing	8.3	6.1	2.2	17.8	12.0	5.8
Other expense	30.8	30.8	—	74.7	55.3	19.4
Total non-interest expense	$583.3	$514.7	$68.6	$1,157.7	$1,015.1	$142.6
Total non-interest expense for the three months ended June 30, 2026 increased $68.6 million from the same period in 2025, primarily due to higher deposit costs and salaries and employee benefits. Deposit costs increased $31.8 million driven by higher average ECR balances, which increased approximately $6.0 billion to $31.6 billion. Salaries and employee benefits rose by $24.4 million, reflecting higher average salaries and headcount.
Total non-interest expense for the six months ended June 30, 2026 increased $142.6 million from the same period in 2025, primarily due to higher deposit costs, salaries and employee benefits, other expense, and data processing expenses. Deposit costs increased $58.3 million, driven by an increase of approximately $5.6 billion in average ECR related deposit balances to $30.5 billion. Salaries and employee benefits rose by $47.5 million, reflecting higher average salaries and headcount. Other expense increased $19.4 million, primarily from costs associated with operating OREO properties and supporting growth in the Company's disbursements business. Data processing expenses increased $15.0 million due to higher software-related costs. These increases were partially offset by a reduction in insurance expense of $22.3 million, driven by lower FDIC assessment fees.
Income Taxes
The Company's effective tax rate was 19.0% and 18.4% for the three months ended June 30, 2026 and 2025, respectively, and 18.7% and 18.8% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to an increase in pretax income and a decrease in investment tax credits. For the six months ended June 30, 2026 and 2025, the effective tax rate remained substantially consistent.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At June 30, 2026:	(in millions)
Loans HFI, net of deferred fees and costs	$60,949	$36,153	$24,796	$—
Deposits	81,874	31,220	44,619	6,035

At December 31, 2025:
Loans HFI, net of deferred fees and costs	$58,677	$34,784	$23,893	$—
Deposits	77,159	30,806	40,466	5,887

Three Months Ended June 30, 2026:	(in millions)
Income (loss) before provision for income taxes	$332.0	$172.6	$254.3	$(94.9)

Six Months Ended June 30, 2026:
Income (loss) before provision for income taxes	$563.3	$201.9	$478.1	$(116.7)

Three Months Ended June 30, 2025:
Income (loss) before provision for income taxes	$291.3	$154.6	$183.3	$(46.6)

Six Months Ended June 30, 2025:
Income (loss) before provision for income taxes	$537.7	$301.1	$347.4	$(110.8)

BALANCE SHEET ANALYSIS
Total assets increased $5.9 billion, or 6.4%, to $98.7 billion at June 30, 2026, compared to $92.8 billion at December 31, 2025. Higher deposit levels supported an increase in cash of $2.3 billion, and also funded HFI and HFS loan growth. Loans HFI increased $2.3 billion, or 3.9%, to $60.9 billion as of June 30, 2026, compared to $58.7 billion as of December 31, 2025. By loan type, commercial and industrial, residential, and construction and land development loans increased $1.8 billion, $396 million, and $186 million, respectively, from December 31, 2025. Loans HFS increased $849 million from $3.5 billion as of December 31, 2025 primarily due to an increase in government-insured or guaranteed and agency-conforming mortgage loans.
Total liabilities increased $5.7 billion to $90.6 billion at June 30, 2026, compared to $84.8 billion at December 31, 2025 as total deposits increased $4.7 billion, or 6.1%, to $81.9 billion. By type, the increase in deposits from December 31, 2025 was driven by increases of $3.5 billion in non-interest bearing deposits, $843 million in interest bearing demand deposits, $300 million in savings and money market accounts, and $105 million in certificates of deposit. Other borrowings increased $996 million from December 31, 2025, primarily due to an increase in overnight borrowings.
Total equity of $8.1 billion at June 30, 2026 increased $189 million, or 2.4%, from December 31, 2025 primarily due to net income of $458.0 million for the six months ended June 30, 2026. This increase was partially offset by unrealized fair value losses on AFS securities, recorded net of tax in OCI, share repurchases, and quarterly dividends to common and preferred stockholders totaling $112.5 million, including REIT preferred stockholders.

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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	June 30, 2026	December 31, 2025	Increase (Decrease)
	(in millions)
Debt securities
CLO	$3,221	$2,747	$474
Commercial MBS issued by GSEs and GNMA	514	635	(121)
Corporate debt securities	222	297	(75)
Private label residential MBS	1,295	1,204	91
Residential MBS issued by GSEs and GNMA	7,428	7,230	198
Tax-exempt	2,311	2,221	90
U.S. Treasury securities	5,494	5,970	(476)
Other	71	68	3
Total debt securities	$20,556	$20,372	$184

Equity securities
CRA investments	$28	$27	$1
Preferred stock	52	52	—
Total equity securities	$80	$79	$1
The increase in total debt securities of $184 million from December 31, 2025 was primarily driven by net purchases of CLOs and Residential MBS issued by GSEs and GNMA, partially offset by sales of U.S. Treasury securities and commercial MBS during the six months ended June 30, 2026 as the Company sold securities to secure gains.
Loans HFS
The Company purchases and originates residential mortgage loans that are held for sale or securitization through its AmeriHome mortgage banking business channel. As of June 30, 2026, loans HFS totaled $4.3 billion, an increase of $849 million, or 24.3%, compared to $3.5 billion at December 31, 2025. The increase in loans HFS from December 31, 2025 primarily related to an increase in government-insured or guaranteed and agency-conforming mortgage loans.

Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2026	December 31, 2025	Increase (Decrease)
	(in millions)
Mortgage finance	$7,405	$7,271	$134
Municipal & nonprofit	1,716	1,648	68
Tech & innovation	4,488	4,128	360
Equity fund resources	1,457	1,233	224
Other commercial and industrial	14,951	13,789	1,162
CRE - owner occupied	1,469	1,533	(64)
Hotel franchise finance	4,582	4,185	397
Other CRE - non-owner occupied	5,969	6,455	(486)
Residential	13,909	13,403	506
Residential - EBO	752	828	(76)
Construction and land development	4,072	4,043	29
Other	179	161	18
Total loans HFI	60,949	58,677	2,272
Allowance for credit losses	(487)	(461)	(26)
Total loans HFI, net of allowance	$60,462	$58,216	$2,246
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $127 million and $120 million reduced the carrying value of loans as of June 30, 2026 and December 31, 2025, respectively. Net unamortized purchase premiums on acquired and purchased loans of $200 million and $186 million increased the carrying value of loans as of June 30, 2026 and December 31, 2025, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of June 30, 2026 and December 31, 2025, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 49% and 48% of total loans HFI as of June 30, 2026 and December 31, 2025, respectively. A subset of commercial and industrial loans consist of loans to NDFIs, which, as defined by regulatory guidance, are entities that provide services similar to traditional banks but do not accept deposits from the general public and are not regulated by Federal banking agencies.
The following table presents the balance of loans to NDFIs:

	June 30, 2026			December 31, 2025
	Amount	Percent of Loans to NDFIs	Percent of Total HFI Loans	Amount	Percent of Loans to NDFIs	Percent of Total HFI Loans
	(dollars in millions)
Mortgage credit intermediaries	$10,896	68.9%	17.9%	$10,101	68.8%	17.2%
Business credit intermediaries	3,459	21.9	5.6	3,340	22.8	5.7
Private equity funds	1,457	9.2	2.4	1,231	8.4	2.1
Total loans to NDFIs	$15,812	100.0%	25.9%	$14,672	100.0%	25.0%

In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 26% and 27% of total loans at June 30, 2026 and December 31, 2025, respectively. Non-owner occupied CRE loans are loans where the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties where the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	June 30, 2026
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,958	48.1%	8.1%	54.0%
Office	2,139	20.8	3.5	57.7
Retail	678	6.6	1.1	61.7
Multifamily	649	6.3	1.1	51.8
Industrial	474	4.6	0.8	45.3
Life sciences	418	4.1	0.7	52.7
Data center	268	2.6	0.4	51.7
Time share	263	2.5	0.4	45.4
Other	454	4.4	0.8	48.0
Total CRE - non-owner occupied	$10,301	100.0%	16.9%	54.1%
(1)    If current appraisals are not available, weighted average LTV is based on the most recent available information.

	December 31, 2025
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,546	44.0%	7.7%	52.0%
Office	2,142	20.7	3.6	60.1
Retail	758	7.3	1.3	51.8
Multifamily	748	7.2	1.3	55.9
Life sciences	478	4.6	0.8	52.5
Industrial	451	4.4	0.8	46.3
Time share	390	3.8	0.7	48.1
Data center	253	2.4	0.4	35.8
Other	574	5.6	1.0	50.5
Total CRE - non-owner occupied	$10,340	100.0%	17.6%	53.0%
(1)    If current appraisals are not available, weighted average LTV is based on the most recent available information.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of June 30, 2026:

	Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
CRE - non-owner occupied	$661	$1,330	$897	$1,122	$3,233	$3,058	$10,301

The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of June 30, 2026:

(in millions)
2026	$2,221
2027	2,972
2028	1,870
2029	1,423
Thereafter	1,815
Total	$10,301
Approximately $2.1 billion, or 3.5%, of total loans HFI consisted of CRE non-owner occupied office loans as of June 30, 2026, compared to $2.1 billion, or 3.6%, as of December 31, 2025. Of the non-owner occupied office loan balance as of June 30, 2026, $686 million is scheduled to mature in the remainder of 2026. These office loans primarily consist of shorter-term bridge loans that enable borrowers to reposition or redevelop projects with more modern standards attractive to in-office employers in today’s environment, including enhanced on-site amenities. The vast majority of these projects are located in suburban locations in the Company's core footprint states (Arizona, California, and Nevada), with central business district and midtown exposure totaling less than 1% and 10% of office loans as of June 30, 2026, respectively.
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
As of June 30, 2026 and December 31, 2025, 13% and 14% of the Company's CRE loans, excluding construction and land loans, were owner occupied, respectively, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Non-performing loans increased $101 million, or 14.9%, to $781 million at June 30, 2026, from $680 million at December 31, 2025. The increase in non-performing loans is primarily due to the migration of a life science laboratory/office CRE loan, as previously disclosed, and purchase of $64 million of loans with more-than-insignificant deterioration in credit quality.

	June 30, 2026	December 31, 2025
	(dollars in millions)
Total nonaccrual loans (1)	$562	$500
Loans past due 90 days or more on accrual status (2)	55	66
Accruing restructured loans	164	114
Total nonperforming loans	$781	$680
Other assets acquired through foreclosure, net	$126	$137
Nonaccrual HFI loans to funded HFI loans	0.92%	0.85%
Loans past due 90 days or more on accrual status to funded loans HFI (2)	0.09	0.11
(1)Includes loan modifications to borrowers experiencing financial difficulty of $56 million and $89 million at June 30, 2026 and December 31, 2025, respectively.
(2)Excludes government guaranteed residential mortgage loans of $248 million and $290 million at June 30, 2026 and December 31, 2025, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $10.5 million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, and $19.7 million and $16.0 million for the six months ended June 30, 2026 and 2025, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	June 30, 2026
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Tech & innovation	$13	2.3%	0.02%
Equity fund resources	1	0.2	0.00
Other commercial and industrial	142	25.3	0.23
CRE - owner occupied	1	0.2	0.00
Other CRE - non-owner occupied	279	49.6	0.46
Residential	14	2.5	0.02
Construction and land development	109	19.4	0.18
Other	3	0.5	0.01
Total nonaccrual loans	$562	100.0%	0.92%

	December 31, 2025
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$4	0.8%	0.01%
Tech & innovation	20	4.0	0.03
Equity fund resources	1	0.2	0.00
Other commercial and industrial	120	24.0	0.20
CRE - owner occupied	3	0.6	0.01
Other CRE - non-owner occupied	228	45.6	0.38
Residential	12	2.4	0.02
Construction and land development	109	21.8	0.19
Other	3	0.6	0.01
Total nonaccrual loans	$500	100.0%	0.85%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at June 30, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$3	$3	0.0%
Other CRE - non-owner occupied	33	—	—	33	0.6
Total	$33	$—	$3	$36	0.1%

	Amortized Cost Basis at June 30, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Other commercial and industrial	$30	$2	$4	$36	0.2%
Other CRE - non-owner occupied	33	—	—	33	0.6
Total	$63	$2	$4	$69	0.1%

	Amortized Cost Basis at June 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$1	$1	0.0%
Total	$—	$—	$1	$1	0.0%

	Amortized Cost Basis at June 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Six Months Ended	(dollars in millions)
Tech & innovation	$5	$1	$18	$24	0.7%
Other commercial and industrial	—	—	84	84	0.8
Other CRE - non-owner occupied	35	—	56	91	1.4
Construction and land development	—	—	39	39	0.9
Total	$40	$1	$197	$238	0.4%
The performance of these modified loans is monitored for 12 months following the modification. As of June 30, 2026, modified loans of $164 million were current to 89 days delinquent and $56 million were on nonaccrual status. As of December 31, 2025, modified loans of $114 million were current to 89 days delinquent and $89 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. During the three and six months ended June 30, 2026, the Company completed modifications of EBO loans with an amortized cost of $222 million and $307 million, respectively. During the three and six months ended June 30, 2025, the Company completed modifications of EBO loans with an amortized cost of $142 million and $287 million, respectively. These modifications consisted of term extensions, payment delays, and interest rate reductions. Certain of these loans were repooled or resold after modification and are no longer included in the pool of loan modifications being monitored for future performance. As of June 30, 2026, modified EBO loans consisted of $71 million in loans that were current to 89 days delinquent and $43 million in loans 90 days or more delinquent. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent.
Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	June 30, 2026			December 31, 2025
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Mortgage finance	$6.1	1.3%	12.2%	$5.5	1.2%	12.4%
Municipal & nonprofit	15.7	3.2	2.8	13.0	2.8	2.8
Tech & innovation	52.2	10.6	7.4	44.8	9.7	7.0
Equity fund resources	4.7	1.0	2.4	2.6	0.6	2.1
Other commercial and industrial	176.7	36.3	24.5	184.7	40.2	23.6
CRE - owner occupied	3.1	0.6	2.4	3.4	0.7	2.6
Hotel franchise finance	42.5	8.7	7.5	37.7	8.2	7.1
Other CRE - non-owner occupied	125.6	25.8	9.8	110.4	24.0	11.0
Residential	23.1	4.7	22.8	23.7	5.1	22.8
Residential - EBO	—	—	1.2	—	—	1.4
Construction and land development	35.4	7.3	6.7	32.3	7.0	6.9
Other	2.3	0.5	0.3	2.5	0.5	0.3
Total	$487.4	100.0%	100.0%	$460.6	100.0%	100.0%
During the three months ended June 30, 2026 and 2025, annualized net loan charge-offs to average loans outstanding were 0.37% and 0.22%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $52.0 million and $49.6 million at June 30, 2026 and December 31, 2025, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, that are still performing and are not individually evaluated for credit losses:

	June 30, 2026
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	4	$35	4.6%	0.06%
Tech & innovation	21	114	15.1	0.19
Other commercial and industrial	114	299	39.6	0.49
CRE - owner occupied	15	23	3.1	0.04
Hotel franchise finance	2	75	9.9	0.12
Other CRE - non-owner occupied	10	131	17.4	0.21
Residential	55	34	4.5	0.06
Construction and land development	3	41	5.4	0.07
Other	53	3	0.4	0.00
Total	277	$755	100.0%	1.24%

	December 31, 2025
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	1	$3	0.4%	0.01%
Tech & innovation	19	174	21.9	0.30
Equity fund resources	1	1	0.1	0.00
Other commercial and industrial	102	274	34.5	0.46
CRE - owner occupied	21	35	4.4	0.06
Hotel franchise finance	1	45	5.7	0.08
Other CRE - non-owner occupied	10	192	24.2	0.33
Residential	79	47	5.9	0.08
Construction and land development	2	20	2.5	0.03
Other	35	3	0.4	0.00
Total	271	$794	100.0%	1.35%
The classification of certain loans as of December 31, 2025, was revised to conform to the loan segmentation presented elsewhere in this Quarterly Report on Form 10‑Q.
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.5 billion as of June 30, 2026 and December 31, 2025.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	June 30, 2026	December 31, 2025
	(in millions)
FNMA and FHLMC	$37,621	$47,881
GNMA	32,868	25,017
Non-agency	5,193	4,642
Total unpaid principal balance of loans	$75,682	$77,540

Other Assets Acquired through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired through, or in-lieu-of, foreclosure. At June 30, 2026 and December 31, 2025, these assets totaled $126 million and $137 million, respectively, net of a valuation allowance of $4.6 million and $7.6 million, as of each respective date, which consisted primarily of office properties. The Company held 22 properties at June 30, 2026, compared to 15 at December 31, 2025. The decrease in the balance of other assets acquired through foreclosure from December 31, 2025 was primarily related to the transfer of one property with a carrying value of $39 million to Premises and equipment due to a change in management intent. This decrease was partially offset by the acquisition of one CRE office property as the Company advanced nonperforming loans through its standard credit resolution process, with the goal of stabilizing leasing and occupancy, improving rental rates, and funding improvements from the net operating income generated by these properties prior to sale.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $644 million and $649 million at June 30, 2026 and December 31, 2025, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the three and six months ended June 30, 2026 and 2025, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of June 30, 2026, the net DTA balance totaled $425 million, an increase of $76 million from $349 million at December 31, 2025. The overall increase in the net DTA was primarily the result of an increase in credit carryovers and a decrease in the fair market value of AFS securities.
The Company had no deferred tax valuation allowance as of June 30, 2026 and December 31, 2025.
Deposits
Deposits are the primary source for funding the Company's asset growth. The total ending balance of deposits increased to $81.9 billion at June 30, 2026, from $77.2 billion at December 31, 2025, an increase of $4.7 billion, or 6.1%. By deposit type, the increase in deposits is attributable to increases of $3.5 billion in non-interest bearing deposits, $843 million in interest bearing demand deposits, $300 million in savings and money market accounts, and $105 million in certificates of deposit.
WAB is a participant in reciprocal deposit networks, such as IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At June 30, 2026, the Company had $15.2 billion of these reciprocal deposits, compared to $14.4 billion at December 31, 2025. At June 30, 2026 and December 31, 2025, the Company also had wholesale brokered deposits of $5.3 billion and $5.4 billion, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2026		2025
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$19,316	2.13%	$15,707	2.48%
Savings and money market accounts	24,995	2.80	21,736	3.15
Certificates of deposit	9,873	3.80	10,084	4.38
Total interest bearing deposits	54,184	2.74	47,527	3.19
Non-interest bearing deposits	29,351	—	23,569	—
Total deposits	$83,535	1.78%	$71,096	2.13%

	Six Months Ended June 30,
	2026		2025
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$19,132	2.13%	$15,788	2.52%
Savings and money market accounts	24,804	2.79	21,473	3.15
Certificates of deposit	9,799	3.83	10,051	4.49
Total interest bearing deposits	53,735	2.74	47,312	3.22
Non-interest bearing deposits	28,357	—	22,837	—
Total deposits	$82,092	1.80%	$70,149	2.17%
In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $29.9 billion and $25.1 billion at June 30, 2026 and December 31, 2025, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Income statement line item
Interest income (1)	$52.5	$61.3	$101.2	$119.4
Service charges and fees (1)	8.4	4.4	16.7	8.6
Deposit costs (2)	173.3	142.8	330.5	272.7
Total earnings credit and referral costs	$234.2	$208.5	$448.4	$400.7
(1)    Earnings credits recorded as a reduction to Interest income and Service charges and fees.
(2)    Deposit costs also included other deposit related costs of $5.9 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively, and $12.0 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively, primarily associated with reciprocal deposits.
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities or loans sold under agreements to repurchase, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings increased $909 million to $4.8 billion at June 30, 2026, from $3.8 billion at December 31, 2025, driven by an increase in short-term FHLB advances.
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. Total long-term borrowings increased $87 million to $1.5 billion at June 30, 2026, from $1.4 billion at December 31, 2025, driven primarily by an increase in long-term FHLB advances.

Equity
Total equity of $8.1 billion at June 30, 2026 increased $189 million, or 2.4%, from December 31, 2025. This increase was primarily attributable to net income of $458.0 million for the six months ended June 30, 2026, partially offset by unrealized fair value losses on AFS securities of $106.8 million, recorded net of tax in OCI, share repurchases, and quarterly dividends totaling $112.5 million to common and preferred stockholders, including REIT preferred stockholders.
During the three and six months ended June 30, 2026, the Company repurchased 31,924 and 729,938 shares of its common stock, respectively, at a weighted average price per share of $71.88 and $71.62, respectively. Total payments, inclusive of commissions, fees, and taxes, were $2.3 million and $52.6 million for the three and six months ended June 30, 2026, respectively. There were no share repurchases during the comparable periods in 2025. As of June 30, 2026, the aggregate remaining approved amount under the Company's $300 million stock repurchase program was approximately $179.6 million.

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
As of June 30, 2026 and December 31, 2025, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
June 30, 2026
WAL	$9,354	$7,936	$66,210	$98,440	14.1%	12.0%	8.1%	11.0%
WAB	8,886	7,945	66,063	98,334	13.5	12.0	8.1	11.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2025
WAL	$9,185	$7,672	$63,408	$94,007	14.5%	12.1%	8.2%	11.0%
WAB	8,667	7,750	63,395	93,891	13.7	12.2	8.3	11.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of June 30, 2026.

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
The Company has borrowing capacity with the FHLB and FRB from pledged loans and securities and uncommitted funds under warehouse borrowing repurchase agreements. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2026 are presented in the following table:

June 30, 2026
(in millions)
FHLB:
Borrowing capacity	$14,006
Outstanding borrowings	5,800
Letters of credit	1,869
Total available credit	$6,337

FRB:
Borrowing capacity	$18,362
Outstanding borrowings	—
Total available credit	$18,362

Warehouse borrowings:
Borrowing capacity	$2,050
Outstanding borrowings	—
Total available credit	$2,050
In addition to the funding sources above, the Company may utilize securities repurchase agreements and unsecured federal funds lines to meet its liquidity requirements. There were no outstanding borrowings on the Company's unsecured federal funds lines of credit as of June 30, 2026.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At June 30, 2026, there were $23.1 billion in liquid assets, comprised of $4.8 billion in cash on deposit at the FRB and $18.3 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2025, the Company maintained $19.8 billion in liquid assets, comprised of $1.6 billion in cash on deposit at the FRB and $18.2 billion in liquid securities not currently used as collateral for borrowings or other purposes.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2026, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows from operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2026 and 2025, net cash used in operating activities totaled $863.3 million and $2.0 billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments on these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has primarily been influenced by its loan and securities activities. During the six months ended June 30, 2026 and 2025, the Company's cash balance decreased by $2.6 billion and $2.4 billion, respectively, from a net increase in loans. In addition, net purchases of investment securities drove net cash outflows of $270 million and $3.4 billion during the six months ended June 30, 2026 and 2025, respectively.
Net cash provided by financing activities was impacted significantly by deposit levels. During the six months ended June 30, 2026, net deposits increased $4.7 billion, compared to an increase of $4.8 billion during the six months ended June 30, 2025.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To partially mitigate uninsured deposit risk, the Company participates in reciprocal deposit programs, such as CDARS and ICS, which allow an individual customer to invest up to $50 million and $285 million, respectively, through one participating financial institution or, a combined total of $335 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2026, the Company has $2.1 billion of CDARS and $11.8 billion of ICS deposits.
As of June 30, 2026, the Company had $5.3 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2026, WAB paid dividends to the Parent totaling $190 million and $340 million, respectively. Subsequent to June 30, 2026, WAB paid dividends to the Parent of $210 million.

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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the six months ended June 30, 2026, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at June 30, 2026, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net interest income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding repricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to reprice at the next rate reset period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposits reprice to underlying market rate changes based on product and line of business level model assumptions. Current non-term deposit repricing assumptions result in a product-level beta range of 45% to 86%, depending on product, with an average beta of 53%.
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
Sensitivity of Net Interest Income

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
Parallel Shock Scenario	(8.6)%	(5.2)%	5.9%	11.8%
Gradual Ramp Scenario	(5.1)%	(2.7)%	3.2%	6.3%
Earnings-at-Risk. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by adding certain rate-sensitive non-interest income and expense items also subject to market risk, including mortgage banking and servicing income and certain deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by changes in interest rates. In the Company’s EaR simulation model as of June 30, 2026, deposits eligible for ECRs re-price with a beta assumption of 70% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs, re-price with a weighted average beta assumption of 59%. Both beta estimates include the portion of mortgage warehouse related ECRs that are recorded as a reduction to interest income. At June 30, 2026, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current limits.
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
The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2026:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change in basis points from Base)
% Change	4.4%	2.7%	(4.4)%	(10.5)%
At June 30, 2026, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current limits.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings.
In August 2025, the Bank initiated a lawsuit in Los Angeles Superior Court against Cantor Group V, LLC and certain individual guarantors in connection with the Bank's note finance revolving credit facility to Cantor Group V, LLC, alleging fraud by the borrower for failing to provide collateral loans in the first position, seeking appointment of a receiver and recovery of funds, and seeking other forms of relief and damages related to claims against the borrower. During the six months ended June 30, 2026, management reevaluated the existing collateral based on updated “as-is” appraisals and recognized a charge-off of $26.1 million from the previously established reserve.
In May 2026, the Bank and its collateral agent filed an amended complaint in New York Supreme Court against Jefferies Financial Group, Leucadia Asset Management LLC, and affiliates (collectively, the "Defendants") alleging breach of contract, fraud, negligence, promissory estoppel, and unjust enrichment in connection with a trade finance loan extended by the Bank, seeking declaratory and injunctive relief for the recovery of funds, and other forms of relief and damages related to claims against the Defendants. This loan was secured by accounts receivable the Bank's borrower purchased from First Brands Group, which filed for bankruptcy in September 2025. During the six months ended June 30, 2026, the Company recorded a charge‑off of $126.4 million for the remaining loan balance.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1-30, 2026	31,944	$71.88	31,924	$179,592,035
May 1-31, 2026	5,772	79.14	—	179,592,035
June 1-30, 2026	707	83.67	—	179,592,035
Total	38,423	$73.18	31,924	$179,592,035
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

Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Consolidated Income Statements for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.).

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

July 31, 2026	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chairman, President and Chief Executive Officer

July 31, 2026	By:	/s/ Vishal Idnani
Vishal Idnani
Chief Financial Officer

July 31, 2026	By:	/s/ Ben Mucha
Ben Mucha
Chief Accounting Officer