Form 10-Q
period 2026-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2026-10-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2026, Western Alliance Bancorporation had 107,550,076 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2026	December 31, 2025
	(in millions, except shares and per share amounts)
Assets:
Cash and due from banks	$438	$497
Interest bearing deposits in other financial institutions	4,890	3,099
Cash and cash equivalents	5,328	3,596
Investment securities - AFS, at fair value; amortized cost of $19,662 at September 30, 2026 and $19,303 at December 31, 2025	18,444	18,788
Investment securities - HTM, at amortized cost and net of ACL of $13.0 and $12.9 (fair value of $1,472 and $1,427) at September 30, 2026 and December 31, 2025, respectively	1,718	1,571
Investment securities - equity	77	79
Investments in restricted stock, at cost	240	248
Loans HFS	3,951	3,498
Loans HFI, net of deferred fees and costs	61,549	58,677
Less: allowance for credit losses	(513)	(461)
Net loans held for investment	61,036	58,216
Mortgage servicing rights	1,576	1,494
Premises and equipment, net	478	442
Operating lease right of use asset	114	131
Bank owned life insurance	1,084	1,057
Goodwill and intangible assets, net	642	649
Deferred tax assets, net	581	349
Investments in LIHTC and renewable energy	597	593
Other assets	2,206	2,063
Total assets	$98,072	$92,774
Liabilities:
Deposits:
Non-interest bearing	$25,752	$24,353
Interest bearing	56,003	52,806
Total deposits	81,755	77,159
Other borrowings	5,613	5,240
Qualifying debt	1,053	1,076
Operating lease liability	141	160
Other liabilities	1,563	1,193
Total liabilities	90,125	84,828
Commitments and contingencies (Note 15)
Equity:
Preferred stock (par value $0.0001; 20,000,000 authorized; 30,000 shares (12,000,000 depositary shares) issued and outstanding and liquidation value per depositary share of $25 at September 30, 2026 and December 31, 2025)	295	295
Common stock (par value $0.0001; 200,000,000 authorized; 111,186,910 shares issued at September 30, 2026 and 112,491,068 at December 31, 2025) and additional paid in capital	2,128	2,232
Treasury stock, at cost (3,182,497 shares at September 30, 2026 and 2,981,687 shares at December 31, 2025)	(156)	(137)
Accumulated other comprehensive loss	(786)	(344)
Retained earnings	6,173	5,607
Total Western Alliance stockholders’ equity	7,654	7,653
Noncontrolling interest in subsidiary	293	293
Total equity	7,947	7,946
Total liabilities and equity	$98,072	$92,774
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Interest income:
Loans, including fees	$981.5	$948.3	$2,838.7	$2,743.6
Investment securities	238.3	230.0	699.9	595.5
Dividends and other	37.5	47.2	138.8	136.4
Total interest income	1,257.3	1,225.5	3,677.4	3,475.5
Interest expense:
Deposits	382.5	398.2	1,113.7	1,154.3
Other borrowings	49.8	70.6	148.6	198.8
Qualifying debt	17.4	6.3	44.3	23.8
Total interest expense	449.7	475.1	1,306.6	1,376.9
Net interest income	807.6	750.4	2,370.8	2,098.6
Provision for credit losses	80.0	80.0	373.6	151.1
Net interest income after provision for credit losses	727.6	670.4	1,997.2	1,947.5
Non-interest income:
Commercial banking income and related fees	78.7	52.4	248.2	139.5
Net gain on mortgage loan origination and sale activities	55.7	75.5	181.8	164.4
Net loan servicing revenue	23.8	19.1	53.8	79.2
Gain on sales of investment securities	16.8	8.5	70.3	22.0
Income from bank owned life insurance	12.9	11.8	34.4	34.2
Income from equity investments	7.8	7.8	33.0	5.9
Fair value gain (loss) adjustments, net	0.5	2.9	8.4	(0.7)
Other income	10.4	9.8	28.1	19.0
Total non-interest income	206.6	187.8	658.0	463.5
Non-interest expense:
Salaries and employee benefits	226.1	193.5	635.9	555.8
Deposit costs	165.4	175.1	507.9	459.3
Data processing	55.8	48.1	161.0	138.3
Legal, professional, and directors' fees	34.4	28.1	97.8	82.3
Insurance	25.5	24.5	78.5	99.8
Occupancy	22.4	16.8	62.7	50.9
Loan servicing expenses	17.0	15.0	51.3	51.5
Business development and marketing	10.2	5.6	28.0	17.6
Loan acquisition and origination expenses	8.5	7.3	25.2	18.3
Other expense	29.8	30.4	104.5	85.7
Total non-interest expense	595.1	544.4	1,752.8	1,559.5
Income before provision for income taxes	339.1	313.8	902.4	851.5
Income tax expense	61.9	53.3	167.2	154.1
Net income	277.2	260.5	735.2	697.4
Net income attributable to noncontrolling interest	7.1	7.1	21.3	14.5
Net income attributable to Western Alliance	270.1	253.4	713.9	682.9
Dividends on preferred stock	3.2	3.2	9.6	9.6
Net income available to common stockholders	$266.9	$250.2	$704.3	$673.3

Earnings per share:
Basic	$2.45	$2.30	$6.45	$6.18
Diluted	2.45	2.28	6.43	6.14
Weighted average number of common shares outstanding:
Basic	107.4	109.0	107.8	108.9
Diluted	107.8	109.8	108.1	109.6
Dividends declared per common share	$0.42	$0.38	$1.26	$1.14
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$277.2	$260.5	$735.2	$697.4
Other comprehensive income (loss), net:
Unrealized (loss) gain on AFS securities, net of tax effect of $108.0, $(26.2), $131.1, and $(51.5), respectively	(325.5)	80.7	(393.8)	146.1
Unrealized gain (loss) on SERP, net of tax effect of $—, $0.0, $0.1, and $(0.1), respectively	—	0.1	(0.3)	0.2
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(1.3), $0.6, $(1.3), and $1.5, respectively	3.8	(1.7)	3.9	(4.7)
Reclassification adjustment for gain on sale of AFS securities included in income, net of tax effect of $4.2, $2.1, $17.2, and $5.6, respectively	(12.6)	(6.4)	(51.1)	(16.8)
Net other comprehensive (loss) income	(334.3)	72.7	(441.3)	124.8
Comprehensive income attributable to noncontrolling interest	7.1	7.1	21.3	14.5
Comprehensive (loss) income attributable to Western Alliance	$(64.2)	$326.1	$272.6	$807.7
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2025	12.0	$294.5	110.4	$—	$2,272.5	$(136.7)	$(481.6)	$5,165.0	$293.1	$7,406.8
Net income	—	—	—	—	—	—	—	253.4	7.1	260.5
Restricted stock, performance stock units, and other grants, net	—	—	(0.1)	—	12.8	—	—	—	—	12.8
Restricted stock surrendered (1)	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Stock repurchase	—	—	(0.1)	—	(8.7)	—	—	(1.9)	—	(10.6)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Dividends paid to common stockholders	—	—	—	—	—	—	—	(42.0)	—	(42.0)
Other comprehensive income, net	—	—	—	—	—	—	72.7	—	—	72.7
Balance, September 30, 2025	12.0	$294.5	110.2	$—	$2,276.6	$(136.8)	$(408.9)	$5,371.3	$293.1	$7,689.8

Balance, June 30, 2026	12.0	$294.5	109.2	$—	$2,201.6	$(155.5)	$(451.2)	$5,952.6	$293.3	$8,135.3
Net income	—	—	—	—	—	—	—	270.1	7.1	277.2
Restricted stock, performance stock units, and other grants, net	—	—	—	—	18.5	—	—	—	—	18.5
Restricted stock surrendered (1)	—	—	—	—	—	—	—	—	—	—
Stock repurchase	—	—	(1.2)	—	(93.2)	—	—	—	—	(93.2)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Dividends paid to common stockholders	—	—	—	—	0.9	—	—	(46.7)	—	(45.8)
Other comprehensive loss, net	—	—	—	—	—	—	(334.3)	—	—	(334.3)
Balance, September 30, 2026	12.0	$294.5	108.0	$—	$2,127.8	$(155.5)	$(785.5)	$6,172.8	$293.3	$7,947.4
(1)Share amounts represent Treasury Shares.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2024	12.0	$294.5	110.0	$—	$2,245.8	$(125.0)	$(533.7)	$4,825.9	$—	$6,707.5
Net income	—	—	—	—	—	—	—	682.9	14.5	697.4
Restricted stock, performance stock units, and other grants, net	—	—	0.4	—	39.3	—	—	—	—	39.3
Restricted stock surrendered (1)	—	—	(0.1)	—	—	(11.8)	—	—	—	(11.8)
Equity issued by subsidiary	—	—	—	—	—	—	—	—	293.1	293.1
Stock repurchase	—	—	(0.1)	—	(8.7)	—	—	(1.9)	—	(10.6)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	—	(9.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(14.5)	(14.5)
Dividends paid to common stockholders	—	—	—	—	0.2	—	—	(126.0)	—	(125.8)
Other comprehensive income, net	—	—	—	—	—	—	124.8	—	—	124.8
Balance, September 30, 2025	12.0	$294.5	110.2	$—	$2,276.6	$(136.8)	$(408.9)	$5,371.3	$293.1	$7,689.8

Balance, December 31, 2025	12.0	$294.5	109.5	$—	$2,232.0	$(136.9)	$(344.2)	$5,607.2	$293.3	$7,945.9
Net income	—	—	—	—	—	—	—	713.9	21.3	735.2
Restricted stock, performance stock units, and other grants, net	—	—	0.6	—	40.5	—	—	—	—	40.5
Restricted stock surrendered (1)	—	—	(0.2)	—	—	(18.6)	—	—	—	(18.6)
Stock repurchase	—	—	(1.9)	—	(145.7)	—	—	—	—	(145.7)
Dividends paid to preferred stockholders	—	—	—	—	—	—	—	(9.6)	—	(9.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(21.3)	(21.3)
Dividends paid to common stockholders	—	—	—	—	1.0	—	—	(138.7)	—	(137.7)
Other comprehensive loss, net	—	—	—	—	—	—	(441.3)	—	—	(441.3)
Balance, September 30, 2026	12.0	$294.5	108.0	$—	$2,127.8	$(155.5)	$(785.5)	$6,172.8	$293.3	$7,947.4
(1)Share amounts represent Treasury Shares.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$735.2	$697.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	373.6	151.1
Depreciation and amortization	87.4	79.1
Stock-based compensation	40.5	39.3
Deferred income taxes	(81.8)	(99.6)
Amortization of net discounts for investment securities	(13.4)	(38.8)
Amortization of tax credit investments	57.3	55.3
Amortization of operating lease right of use asset	17.5	17.7
Amortization of net deferred loan fees and net purchase premiums	(50.2)	(58.7)
Purchases and originations of loans HFS	(47,299.8)	(42,473.8)
Proceeds from sales and payments on loans HFS and related securitization activities	46,242.0	40,026.4
Mortgage servicing rights capitalized upon sale of mortgage loans	(844.2)	(863.4)
Net losses (gains) on:
Change in fair value of trading securities, loans HFS, mortgage servicing rights, and related derivatives	(151.5)	165.1
Fair value adjustments	6.3	3.2
Sale of investment securities	(70.3)	(22.0)
Other	(51.6)	(18.3)
Other assets	799.6	(278.0)
Other liabilities	110.0	8.9
Net cash used in operating activities	$(93.4)	$(2,609.1)
Cash flows from investing activities:
Investment securities - AFS
Purchases	$(12,228.8)	$(13,524.8)
Principal pay downs and maturities	2,471.2	5,230.0
Proceeds from sales	9,353.6	4,855.1
Investment securities - HTM
Purchases	(205.8)	(78.3)
Principal pay downs and maturities	67.4	73.9
Equity securities carried at fair value
Purchases	(0.7)	(0.6)
Redemptions	0.2	5.0
Proceeds from sales	10.7	34.3
Proceeds from sale of mortgage servicing rights and related holdbacks, net	740.4	631.1
Purchase of other investments	(128.8)	(183.4)
Proceeds from bank owned life insurance, net	3.9	0.6
Net increase in loans HFI	(3,297.5)	(3,145.1)
Purchase of premises, equipment, and other assets, net	(72.4)	(65.9)
Proceeds from sale of other repossessed assets	0.9	17.2
Net cash used in investing activities	$(3,285.7)	$(6,150.9)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from financing activities:
Net increase in deposits	$4,592.2	$10,901.3
Net proceeds from issuance of long-term debt	2,800.0	6,200.0
Payments on long-term debt	(2,820.7)	(5,944.5)
Net increase (decrease) in short-term borrowings	885.4	(856.8)
Net proceeds from issuance of equity by a subsidiary	—	293.1
Cash paid for tax withholding on vested restricted stock and other	(18.6)	(11.8)
Common stock repurchases	(145.7)	(10.6)
Cash dividends paid on common and preferred stock	(147.3)	(135.4)
Cash dividends paid to noncontrolling interest	(21.3)	(14.5)
Payment of contingent consideration	(12.4)	—
Net cash provided by financing activities	$5,111.6	$10,420.8
Net increase in cash and cash equivalents	1,732.5	1,660.8
Cash, cash equivalents, and restricted cash at beginning of period	3,595.9	4,095.6
Cash, cash equivalents, and restricted cash at end of period	$5,328.4	$5,756.4

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,301.7	$1,389.5
Income taxes, net	105.3	33.9
Non-cash activities:
Transfers of mortgage-backed securities in settlement of secured borrowings	496.9	1,350.0
Transfers of securitized loans HFS to AFS securities	129.1	—
Transfers of loans HFI to HFS, net of fair value loss adjustment (1)	117.4	172.1
Transfers of loans HFI to other assets acquired through foreclosure	62.5	177.3
Transfers of OREO properties to premises and equipment, net	38.7	47.6
Financed sale of OREO	—	28.5
(1)Activity for the nine months ended September 30, 2026 and 2025 excludes $56.3 million and $337.6 million, respectively, of loans transferred with an original designation of HFS, which sales activity was classified as operating cash flows.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
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
Principles of consolidation
As of September 30, 2026, WAL has the following significant wholly-owned subsidiaries: WAB and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Income Statements for the prior periods have been reclassified to conform to the current presentation. Gains and losses related to the Company’s back-to-back interest rate contracts, risk participation agreements, and foreign exchange derivative contracts with customers have been reclassified to Commercial banking income and related fees in the Consolidated Income Statement. This line item also includes letter of credit fees, certain loan fees, banking service charges, and disbursement and escrow fees. See "Note 12. Derivatives and Hedging Activities" for additional detail of the reclassified amounts. The reclassifications had no effect on net income or stockholders’ equity as previously reported.
2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities are summarized as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$156	$—	$(36)	$120
Tax-exempt	1,575	2	(225)	1,352
Total HTM securities	$1,731	$2	$(261)	$1,472

Available-for-sale debt securities
CLO	$3,202	$4	$—	$3,206
Commercial MBS issued by GSEs and GNMA	537	—	(20)	517
Corporate debt securities	208	—	(5)	203
Private label residential MBS	1,339	—	(195)	1,144
Residential MBS issued by GSEs and GNMA	8,041	1	(646)	7,396
Tax-exempt	855	—	(144)	711
U.S. Treasury securities	5,398	—	(205)	5,193
Other	82	—	(8)	74
Total AFS debt securities	$19,662	$5	$(1,223)	$18,444

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in millions)
Held-to-maturity
Private label residential MBS	$165	$—	$(28)	$137
Tax-exempt	1,419	3	(132)	1,290
Total HTM securities	$1,584	$3	$(160)	$1,427

Available-for-sale debt securities
CLO	$2,743	$4	$—	$2,747
Commercial MBS issued by GSEs and GNMA	638	5	(8)	635
Corporate debt securities	308	—	(11)	297
Private label residential MBS	1,185	2	(148)	1,039
Residential MBS issued by GSEs and GNMA	7,489	52	(311)	7,230
Tax-exempt	879	—	(77)	802
U.S. Treasury securities	5,986	31	(47)	5,970
Other	75	1	(8)	68
Total AFS debt securities	$19,303	$95	$(610)	$18,788
In addition, the Company held equity securities, which primarily consisted of preferred stock and CRA investments, with a fair value of $77 million and $79 million at September 30, 2026 and December 31, 2025, respectively. Unrealized losses on these securities totaled $2.3 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, compared to unrealized gains of $0.8 million and $0.7 million for the corresponding periods in 2025. These amounts were recognized in earnings as a component of Fair value gain (loss) adjustments, net.

Interest income on investment securities included taxable and nontaxable interest income of $213.5 million and $24.8 million, respectively, for the three months ended September 30, 2026, compared to $208.0 million and $22.0 million, respectively, for the same periods in 2025. For the nine months ended September 30, 2026, taxable and nontaxable interest income totaled $628.0 million and $71.9 million, respectively, compared to $528.6 million and $66.9 million, respectively, for the same periods in 2025.
Securities with carrying amounts of approximately $8.1 billion and $9.1 billion at September 30, 2026 and December 31, 2025, respectively, were pledged for various purposes as required or permitted by law.
The following tables summarize the Company's AFS debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2026
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Commercial MBS issued by GSEs and GNMA	$10	$302	$10	$113	$20	$415
Corporate debt securities	3	78	2	84	5	162
Private label residential MBS	8	336	187	778	195	1,114
Residential MBS issued by GSEs and GNMA	252	5,943	394	1,219	646	7,162
Tax-exempt	9	77	135	627	144	704
U.S. Treasury securities	205	5,193	—	—	205	5,193
Other	—	—	8	49	8	49
Total AFS securities	$487	$11,929	$736	$2,870	$1,223	$14,799

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale debt securities
Commercial MBS issued by GSEs and GNMA	$—	$—	$8	$81	$8	$81
Corporate debt securities	1	19	10	226	11	245
Private label residential MBS	—	—	148	875	148	875
Residential MBS issued by GSEs and GNMA	—	—	311	1,503	311	1,503
Tax-exempt	2	10	75	731	77	741
U.S. Treasury securities	47	1,891	—	—	47	1,891
Other	—	—	8	56	8	56
Total AFS securities	$50	$1,920	$560	$3,472	$610	$5,392
The total number of AFS debt securities in an unrealized loss position at September 30, 2026 was 1,045, compared to 568 at December 31, 2025.
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
The Company's CLO portfolio consists of highly rated securitization tranches, containing pools of medium- to large-sized corporate, high-yield loans. These are variable rate securities that have an investment grade rating of Single-A or better. Unrealized losses on these securities are primarily a function of changes in interest rate spreads.
Unrealized losses on the Company's other securities portfolio primarily relate to taxable municipal and trust preferred securities. The Company is continuing to receive timely principal and interest payments on its taxable municipal securities. These securities continue to be highly rated and the number of days of cash on hand is strong. The Company's trust preferred securities are investment grade and the issuers continue to make timely principal and interest payments.
As of September 30, 2026, there was no ACL on the Company's AFS debt securities and no related activity occurred during the nine months then ended. The following table presents a rollforward of the ACL for the three and nine months ended September 30, 2025 based on the Company's impairment analysis of AFS debt securities:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in millions)
Balance, beginning of period	$0.3	$0.4
Recovery of credit losses	(0.3)	(0.4)
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$—	$—
The credit loss model under ASC 326-20, applicable to HTM debt securities, requires recognition of lifetime expected credit losses through an allowance account at the time the security is purchased. The following table presents a rollforward of the ACL on the Company's HTM tax-exempt debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$13.8	$11.6	$12.9	$16.4
(Recovery of) provision for credit losses	(0.8)	0.4	0.1	(4.4)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$13.0	$12.0	$13.0	$12.0
No allowance has been recognized on the Company's HTM private label residential MBS as losses are not expected due to the Company holding a senior position in these securities.
Accrued interest receivable on AFS and HTM debt securities totaled $129 million and $6 million at September 30, 2026, respectively, and $135 million and $5 million at December 31, 2025, respectively, and is excluded from the estimate of expected credit losses.

The following tables summarize the carrying amount of the Company’s securities by investment ratings position, which are updated quarterly and used to monitor credit quality of the securities:

	September 30, 2026
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$156	$156
Tax-exempt	—	—	—	—	—	1,575	1,575
Total HTM securities (1)	$—	$—	$—	$—	$—	$1,731	$1,731

Available-for-sale debt securities
CLO	$1,182	$2,021	$—	$—	$—	$3	$3,206
Commercial MBS issued by GSEs and GNMA	1	516	—	—	—	—	517
Corporate debt securities	—	20	59	101	9	14	203
Private label residential MBS	1,119	25	—	—	—	—	1,144
Residential MBS issued by GSEs and GNMA	—	7,396	—	—	—	—	7,396
Tax-exempt	7	341	306	—	—	57	711
U.S. Treasury securities	—	5,193	—	—	—	—	5,193
Other	—	9	2	29	9	25	74
Total AFS securities (1)	$2,309	$15,521	$367	$130	$18	$99	$18,444

Equity securities
CRA investments	$—	$—	$—	$—	$—	$27	$27
Preferred stock	—	—	—	20	30	—	50
Total equity securities (1)	$—	$—	$—	$20	$30	$27	$77
(1)For rated securities where ratings differ, the Company uses an average of the available ratings by major credit agencies.

	December 31, 2025
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in millions)
Held-to-maturity
Private label residential MBS	$—	$—	$—	$—	$—	$165	$165
Tax-exempt	—	—	—	—	—	1,419	1,419
Total HTM securities (1)	$—	$—	$—	$—	$—	$1,584	$1,584

Available-for-sale debt securities
CLO	$739	$1,857	$151	$—	$—	$—	$2,747
Commercial MBS issued by GSEs and GNMA	1	634	—	—	—	—	635
Corporate debt securities	—	—	78	138	81	—	297
Private label residential MBS	1,012	26	—	—	1	—	1,039
Residential MBS issued by GSEs and GNMA	—	7,230	—	—	—	—	7,230
Tax-exempt	8	362	361	—	—	71	802
U.S. Treasury securities	—	5,970	—	—	—	—	5,970
Other	—	11	3	28	10	16	68
Total AFS securities (1)	$1,760	$16,090	$593	$166	$92	$87	$18,788

Equity securities
CRA investments	$—	$27	$—	$—	$—	$—	$27
Preferred stock	—	—	—	21	30	1	52
Total equity securities (1)	$—	$27	$—	$21	$30	$1	$79
(1)For rated securities where ratings differ, the Company uses an average of the available ratings by major credit agencies.
A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement. As of September 30, 2026, the Company did not have a significant amount of investment securities that were past due or on nonaccrual status.

The amortized cost and fair value of the Company's debt securities as of September 30, 2026, by contractual maturities are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities.

	September 30, 2026
	Amortized Cost	Estimated Fair Value
	(in millions)
Held-to-maturity
Due in one year or less	$18	$18
After one year through five years	57	58
After five years through ten years	206	188
After ten years	1,294	1,088
Mortgage-backed securities	156	120
Total HTM securities	$1,731	$1,472

Available-for-sale
Due in one year or less	$922	$919
After one year through five years	3,115	3,078
After five years through ten years	311	309
After ten years	5,397	5,081
Mortgage-backed securities	9,917	9,057
Total AFS securities	$19,662	$18,444
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Available-for-sale securities
Gross gains	$16.9	$8.6	$75.5	$22.5
Gross losses	(0.1)	(0.1)	(7.2)	(0.1)
Net gain on AFS securities	$16.8	$8.5	$68.3	$22.4

Equity securities
Gross gains	$—	$—	$2.0	$0.2
Gross losses	—	—	—	(0.6)
Net gain (loss) on equity securities	$—	$—	$2.0	$(0.4)
During the three and nine months ended September 30, 2026, the Company sold AFS securities with a carrying value of $2.2 billion and $9.3 billion, respectively, and recognized net gains of $16.8 million and $68.3 million, respectively. These sales included U.S. Treasury securities and MBS sold to secure gains, including hedged U.S. Treasury securities sold in connection with interest rate swap terminations, which generated gains of $16.8 million and $35.4 million for the three and nine months ended September 30, 2026, respectively. For the comparable 2025 periods, the Company sold AFS securities with a carrying value of $2.2 billion and $4.8 billion, respectively, and recognized net gains of $8.5 million and $22.4 million, respectively. The 2025 sales also included U.S. Treasury securities and MBS sold to secure gains, including hedged U.S. Treasury securities sold in connection with an interest rate swap termination, which generated gains of $8.4 million and $16.2 million, respectively. See "Note 12. Derivatives and Hedging Activities" for further discussion of terminated interest rate swaps.

3. LOANS HELD FOR SALE
The Company purchases and originates residential mortgage loans that are held for sale or securitization primarily through its AmeriHome mortgage banking business channel.
The following is a summary of loans HFS by type:

	September 30, 2026	December 31, 2025
	(in millions)
Government-insured or guaranteed:
EBO (1)	$846	$571
Non-EBO	770	986
Total government-insured or guaranteed	1,616	1,557
Agency-conforming	2,084	1,707
Non-agency	191	167
Small Business Administration	60	67
Total loans HFS	$3,951	$3,498
(1)    EBO loans are delinquent FHA, VA, or USDA loans purchased from GNMA pools under the terms of the GNMA MBS program that can be repooled when loans are brought current either through the borrower's reperformance or through completion of a loan modification.
The following is a summary of the net gain on loan purchase, origination, and sale activities on residential mortgage loans to be sold or securitized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Mortgage servicing rights capitalized upon sale of loans	$255.3	$318.7	$844.2	$863.4
Net proceeds from sale of loans (1)	(391.8)	(185.9)	(972.2)	(663.6)
Provision for and change in estimate of liability for losses under representations and warranties, net	(0.1)	0.6	1.6	1.7
Change in fair value of loans HFS and trading securities	(31.2)	(0.6)	25.1	32.5
Change in fair value of derivatives:
Unrealized gain (loss) on derivatives	159.6	17.1	163.3	(56.1)
Realized gain (loss) on derivatives	46.0	(92.7)	68.1	(60.9)
Total change in fair value of derivatives	205.6	(75.6)	231.4	(117.0)
Net gain on residential mortgage loans HFS	$37.8	$57.2	$130.1	$117.0
Loan acquisition and origination fees	17.9	18.3	51.7	47.4
Net gain on mortgage loan origination and sale activities	$55.7	$75.5	$181.8	$164.4
(1)     Represents the difference between cash proceeds received upon settlement and loan basis.
During the three and nine months ended September 30, 2026, the Company completed private label residential mortgage securitization transactions involving mortgage loans with an aggregate unpaid principal balance of approximately $1.1 billion and $1.8 billion, respectively. The loans, previously classified as loans held for sale, were transferred to a securitization entity that issued mortgage-backed securities to third-party investors.
The Company determined that the transfers qualified for sale accounting and derecognized the transferred loans upon completion of the transactions. The Company retains certain ongoing rights and obligations associated with the transactions, including servicing rights and obligations arising from customary representations and warranties. The Company evaluated its continuing interests in the securitization entity and determined that consolidation was not required. As of September 30, 2026, the carrying amounts of assets and liabilities associated with these interests were $133 million and $1 million, respectively. The related assets were primarily classified as AFS debt securities and MSRs, and the related liabilities were primarily included in Other liabilities on the Consolidated Balance Sheet. The Company’s maximum exposure to loss associated with these continuing interests was $134 million at September 30, 2026.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company's HFI loan portfolio is as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Mortgage finance	$7,029	$7,271
Municipal & nonprofit	1,704	1,648
Tech & innovation	4,631	4,128
Equity fund resources	1,466	1,233
Other commercial and industrial	15,569	13,789
CRE - owner occupied	1,460	1,533
Hotel franchise finance	4,912	4,185
Other CRE - non-owner occupied	6,025	6,455
Residential	13,848	13,403
Residential - EBO	713	828
Construction and land development	4,010	4,043
Other	182	161
Total loans HFI	61,549	58,677
Allowance for credit losses	(513)	(461)
Total loans HFI, net of allowance	$61,036	$58,216
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred fees of $128 million and $120 million reduced the carrying value of loans as of September 30, 2026 and December 31, 2025, respectively. Net unamortized purchase premiums on acquired and purchased loans of $202 million and $186 million increased the carrying value of loans as of September 30, 2026 and December 31, 2025, respectively.
Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when management determines full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
The following tables present nonperforming loan balances by loan portfolio segment:

	September 30, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More and Still Accruing
	(in millions)
Tech & innovation	$7	4	$11	$3
Equity fund resources	—	1	1	—
Other commercial and industrial	182	29	211	—
Other CRE - non-owner occupied	173	—	173	—
Residential	—	13	13	55
Residential - EBO	—	—	—	214
Construction and land development	67	7	74	—
Other	2	—	2	—
Total	$431	$54	$485	$272
Loans contractually delinquent by 90 days or more and still accruing totaled $272 million at September 30, 2026 and consisted primarily of government guaranteed EBO and other residential loans.

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
The reduction in interest income associated with loans on nonaccrual status was approximately $9.4 million and $10.4 million for the three months ended September 30, 2026 and 2025, respectively, and $29.1 million and $26.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Additionally, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $104 million and $107 million at September 30, 2026 and December 31, 2025, respectively.
The following tables present an aging analysis of past due loans by loan portfolio segment:

	September 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$7,029	$—	$—	$—	$—	$—	$7,029
Municipal & nonprofit	1,704	—	—	—	—	—	1,704
Tech & innovation	4,602	15	—	3	18	11	4,631
Equity fund resources	1,465	—	—	—	—	1	1,466
Other commercial and industrial	15,354	2	2	—	4	211	15,569
CRE - owner occupied	1,455	—	5	—	5	—	1,460
Hotel franchise finance	4,912	—	—	—	—	—	4,912
Other CRE - non-owner occupied	5,846	5	1	—	6	173	6,025
Residential	13,705	57	18	55	130	13	13,848
Residential - EBO	398	69	32	214	315	—	713
Construction and land development	3,906	30	—	—	30	74	4,010
Other	177	2	1	—	3	2	182
Total loans	$60,553	$180	$59	$272	$511	$485	$61,549

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total Nonaccrual	Total
	(in millions)
Mortgage finance	$7,271	$—	$—	$—	$—	$—	$7,271
Municipal & nonprofit	1,641	—	—	3	3	4	1,648
Tech & innovation	4,102	3	—	3	6	20	4,128
Equity fund resources	1,232	—	—	—	—	1	1,233
Other commercial and industrial	13,654	12	3	—	15	120	13,789
CRE - owner occupied	1,530	—	—	—	—	3	1,533
Hotel franchise finance	4,185	—	—	—	—	—	4,185
Other CRE - non-owner occupied	6,226	1	—	—	1	228	6,455
Residential	13,259	55	26	51	132	12	13,403
Residential - EBO	393	94	51	290	435	—	828
Construction and land development	3,920	5	—	9	14	109	4,043
Other	155	2	1	—	3	3	161
Total loans	$57,568	$172	$81	$356	$609	$500	$58,677

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

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
	(in millions)
Mortgage finance
Pass	$186	$5	$28	$502	$318	$140	$5,850	$7,029
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$186	$5	$28	$502	$318	$140	$5,850	$7,029

Municipal & nonprofit
Pass	$116	$282	$235	$55	$98	$887	$—	$1,673
Special mention	7	—	—	—	—	24	—	31
Classified	—	—	—	—	—	—	—	—
Total	$123	$282	$235	$55	$98	$911	$—	$1,704

Tech & innovation
Pass	$1,434	$1,150	$614	$127	$55	$32	$1,078	$4,490
Special mention	11	34	8	3	—	—	24	80
Classified	—	15	3	8	3	—	32	61
Total	$1,445	$1,199	$625	$138	$58	$32	$1,134	$4,631

Equity fund resources
Pass	$38	$94	$1	$—	$—	$1	$1,331	$1,465
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	1	—	—	—	—	1
Total	$38	$94	$2	$—	$—	$1	$1,331	$1,466

Other commercial and industrial
Pass	$1,637	$2,078	$934	$170	$149	$191	$9,992	$15,151
Special mention	—	1	—	—	9	—	50	60
Classified	128	—	135	62	22	1	10	358
Total	$1,765	$2,079	$1,069	$232	$180	$192	$10,052	$15,569

CRE - owner occupied
Pass	$242	$281	$146	$95	$188	$440	$42	$1,434
Special mention	2	4	—	—	4	5	—	15
Classified	—	—	—	—	5	6	—	11
Total	$244	$285	$146	$95	$197	$451	$42	$1,460

Hotel franchise finance
Pass	$1,651	$1,321	$663	$396	$465	$133	$98	$4,727
Special mention	—	—	90	20	—	—	—	110
Classified	—	—	—	—	75	—	—	75
Total	$1,651	$1,321	$753	$416	$540	$133	$98	$4,912

Other CRE - non-owner occupied
Pass	$1,517	$1,189	$463	$638	$1,106	$533	$262	$5,708
Special mention	9	—	13	33	—	1	—	56
Classified	61	16	—	101	83	—	—	261
Total	$1,587	$1,205	$476	$772	$1,189	$534	$262	$6,025

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
	(in millions)

Residential
Pass	$1,343	$1,213	$510	$155	$2,912	$7,710	$28	$13,871
Special mention	—	—	—	—	—	1	—	1
Classified	—	4	—	6	25	11	—	46
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(70)
Total	$1,343	$1,217	$510	$161	$2,937	$7,722	$28	$13,848

Residential - EBO
Pass	$—	$—	$16	$11	$9	$677	$—	$713
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$—	$—	$16	$11	$9	$677	$—	$713

Construction and land development
Pass	$436	$1,145	$470	$108	$—	$18	$1,681	$3,858
Special mention	30	11	—	—	—	—	—	41
Classified	12	—	—	27	35	1	36	111
Total	$478	$1,156	$470	$135	$35	$19	$1,717	$4,010

Other
Pass	$19	$12	$47	$—	$—	$73	$26	$177
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	2	—	2
Total	$19	$12	$47	$—	$—	$78	$26	$182

Total by Risk Category
Pass	$8,619	$8,770	$4,127	$2,257	$5,300	$10,835	$20,388	$60,296
Special mention	59	50	111	56	13	34	74	397
Classified	201	35	139	204	248	21	78	926
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	(70)
Total	$8,879	$8,855	$4,377	$2,517	$5,561	$10,890	$20,540	$61,549

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance
Pass	$11	$—	$439	$281	$—	$247	$6,293	$7,271
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$11	$—	$439	$281	$—	$247	$6,293	$7,271

Municipal & nonprofit
Pass	$168	$221	$97	$104	$136	$915	$—	$1,641
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	4	—	4
Total	$168	$221	$97	$104	$136	$922	$—	$1,648

Tech & innovation
Pass	$1,513	$918	$176	$136	$31	$45	$1,115	$3,934
Special mention	6	72	45	—	—	—	19	142
Classified	4	18	—	28	—	—	2	52
Total	$1,523	$1,008	$221	$164	$31	$45	$1,136	$4,128

Equity fund resources
Pass	$156	$4	$—	$—	$1	$2	$1,069	$1,232
Special mention	—	—	—	—	—	—	—	—
Classified	—	1	—	—	—	—	—	1
Total	$156	$5	$—	$—	$1	$2	$1,069	$1,233

Other commercial and industrial
Pass	$2,540	$1,274	$355	$263	$150	$184	$8,631	$13,397
Special mention	—	—	5	27	—	1	50	83
Classified	88	107	58	30	6	4	16	309
Total	$2,628	$1,381	$418	$320	$156	$189	$8,697	$13,789

CRE - owner occupied
Pass	$318	$162	$144	$292	$210	$330	$40	$1,496
Special mention	—	1	—	4	—	3	—	8
Classified	—	—	—	7	18	4	—	29
Total	$318	$163	$144	$303	$228	$337	$40	$1,533

Hotel franchise finance
Pass	$1,442	$844	$463	$816	$186	$260	$129	$4,140
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	45	—	—	—	45
Total	$1,442	$844	$463	$861	$186	$260	$129	$4,185

Other CRE - non-owner occupied
Pass	$1,261	$908	$1,050	$1,643	$406	$361	$406	$6,035
Special mention	4	35	25	—	1	—	—	65
Classified	12	7	111	200	24	1	—	355
Total	$1,277	$950	$1,186	$1,843	$431	$362	$406	$6,455

Residential
Pass	$1,283	$614	$185	$3,119	$7,033	$1,084	$33	$13,351
Special mention	—	—	—	—	—	1	—	1
Classified	2	1	5	24	9	2	—	43
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$1,285	$615	$190	$3,143	$7,042	$1,087	$33	$13,403

Residential - EBO
Pass	$1	$36	$20	$13	$164	$594	$—	$828
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	$1	$36	$20	$13	$164	$594	$—	$828

	Term Loan Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
	(in millions)
Construction and land development
Pass	$1,059	$542	$239	$230	$27	$—	$1,817	$3,914
Special mention	10	—	—	10	—	—	—	20
Classified	—	—	32	77	—	—	—	109
Total	$1,069	$542	$271	$317	$27	$—	$1,817	$4,043

Other
Pass	$39	$3	$13	$1	$1	$72	$26	$155
Special mention	—	—	—	—	—	3	—	3
Classified	—	—	—	—	—	3	—	3
Total	$39	$3	$13	$1	$1	$78	$26	$161

Total by Risk Category
Pass	$9,791	$5,526	$3,181	$6,898	$8,345	$4,094	$19,559	$57,394
Special mention	20	108	75	41	1	11	69	325
Classified	106	134	206	411	57	18	18	950
Cumulative fair value hedging adjustment	—	—	—	—	—	—	—	8
Total	$9,917	$5,768	$3,462	$7,350	$8,403	$4,123	$19,646	$58,677
The following tables present gross charge-offs by class of financing receivable and origination year. The origination year is the year of origination or renewal.

	For the nine months ended September 30, 2026
	Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(in millions)
Mortgage finance	$—	$—	$—	$—	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—	—	—	—	—
Tech & innovation	0.6	4.7	16.6	2.5	8.5	0.2	16.9	50.0
Equity fund resources	—	—	—	—	—	—	—	—
Other commercial and industrial	—	0.7	27.1	2.5	0.3	6.0	132.8	169.4
CRE - owner occupied	—	—	—	—	0.1	—	—	0.1
Hotel franchise finance	—	—	—	—	—	—	—	—
Other CRE - non-owner occupied	—	—	2.0	30.1	53.2	0.1	—	85.4
Residential	—	—	—	—	—	—	—	—
Residential - EBO	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	6.1	0.1	—	—	6.2
Other	2.0	0.1	—	—	—	1.3	0.2	3.6
Total	$2.6	$5.5	$45.7	$41.2	$62.2	$7.6	$149.9	$314.7

	For the nine months ended September 30, 2025
	Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(in millions)
Mortgage finance	$—	$—	$—	$—	$—	$—	$—	$—
Municipal & nonprofit	—	—	—	—	—	—	—	—
Tech & innovation	1.5	6.8	5.9	11.2	0.1	—	—	25.5
Equity fund resources	—	—	—	—	—	—	—	—
Other commercial and industrial	0.1	7.5	0.7	6.4	0.1	0.2	1.0	16.0
CRE - owner occupied	—	—	—	0.3	—	0.2	—	0.5
Hotel franchise finance	—	—	—	—	—	—	—	—
Other CRE - non-owner occupied	—	1.2	31.8	10.5	0.5	0.9	—	44.9
Residential	—	—	—	—	—	—	—	—
Residential - EBO	—	—	—	—	—	—	—	—
Construction and land development	—	—	5.1	1.5	—	—	—	6.6
Other	—	—	—	0.1	—	0.9	0.1	1.1
Total	$1.6	$15.5	$43.5	$30.0	$0.7	$2.2	$1.1	$94.6

Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at September 30, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
CRE - owner occupied	$—	$—	$7	$7	0.5%
Other CRE - non-owner occupied	48	—	—	48	0.8
Construction and land development	—	12	—	12	0.3
Total	$48	$12	$7	$67	0.1%

Nine Months Ended
Other commercial and industrial	$30	$2	$4	$36	0.2%
CRE - owner occupied	—	—	7	7	0.5
Other CRE - non-owner occupied	70	—	—	70	1.2
Construction and land development	—	12	—	12	0.3
Total	$100	$14	$11	$125	0.2%

	Amortized Cost Basis at September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$57	$57	0.4%
Other CRE - non-owner occupied	—	—	50	50	0.7
Total	$—	$—	$107	$107	0.2%

Nine Months Ended
Tech & innovation	$—	$—	$18	$18	0.5%
Other commercial and industrial	—	—	58	58	0.4
Other CRE - non-owner occupied	—	—	50	50	0.7
Construction and land development	—	—	34	34	0.8
Total	$—	$—	$160	$160	0.3%

The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2026, modified loans of $129 million were current to 89 days delinquent and $37 million were on nonaccrual status. As of December 31, 2025, modified loans of $114 million were current to 89 days delinquent and $89 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. The following tables present the amortized cost basis of such EBO loans modified during the period:

	Amortized Cost Basis at September 30, 2026
	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Residential - EBO	$25	$38	$—	$63	8.8%

Nine Months Ended
Residential - EBO	$29	$51	$—	$80	11.2%

	Amortized Cost Basis at September 30, 2025
	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Residential EBO	$50	$47	$1	$98	10.3%

Nine Months Ended
Residential EBO	$67	$54	$1	$122	12.8%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2026, modified EBO loans consisted of $75 million in loans that were current to 89 days delinquent and $9 million in loans 90 days or more delinquent. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent.
Collateral-Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2026			December 31, 2025
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(in millions)
Other commercial and industrial	$—	$182	$182	$—	$79	$79
CRE - owner occupied	—	—	—	3	—	3
Other CRE - non-owner occupied	173	—	173	219	—	219
Construction and land development	68	—	68	109	—	109
Total	$241	$182	$423	$331	$79	$410
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2026.

Allowance for Credit Losses
The ACL consists of the ACL on funded loans HFI and an ACL on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans, see "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion. Management considers the ACL to be a reasonable and supportable estimate of expected credit losses in the Company's HFI loan portfolio as of September 30, 2026.
The below tables reflect the activity in the ACL on loans HFI by loan portfolio segment, which includes an estimate of future recoveries:

	Three Months Ended September 30, 2026
	Balance, June 30, 2026	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2026
	(in millions)
Mortgage finance	$6.1	$0.6	$—	$—	$6.7
Municipal & nonprofit	15.7	0.6	—	—	16.3
Tech & innovation	52.2	11.9	9.0	(0.5)	55.6
Equity fund resources	4.7	(0.3)	—	—	4.4
Other commercial and industrial	176.7	21.9	5.0	(0.3)	193.9
CRE - owner occupied	3.1	2.5	—	—	5.6
Hotel franchise finance	42.5	7.1	—	—	49.6
Other CRE - non-owner occupied	125.6	9.2	25.7	(1.2)	110.3
Residential	23.1	3.6	—	—	26.7
Residential - EBO	—	—	—	—	—
Construction and land development	35.4	12.0	6.1	—	41.3
Other	2.3	2.1	2.2	(0.2)	2.4
Total	$487.4	$71.2	$48.0	$(2.2)	$512.8

	Nine Months Ended September 30, 2026
	Balance, December 31, 2025	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2026
	(in millions)
Mortgage finance	$5.5	$1.2	$—	$—	$6.7
Municipal & nonprofit	13.0	3.3	—	—	16.3
Tech & innovation	44.8	58.9	50.0	(1.9)	55.6
Equity fund resources	2.6	1.8	—	—	4.4
Other commercial and industrial	184.7	177.6	169.4	(1.0)	193.9
CRE - owner occupied	3.4	2.3	0.1	—	5.6
Hotel franchise finance	37.7	11.9	—	—	49.6
Other CRE - non-owner occupied	110.4	83.0	85.4	(2.3)	110.3
Residential	23.7	3.0	—	—	26.7
Residential - EBO	—	—	—	—	—
Construction and land development	32.3	15.2	6.2	—	41.3
Other	2.5	3.3	3.6	(0.2)	2.4
Total	$460.6	$361.5	$314.7	$(5.4)	$512.8

	Three Months Ended September 30, 2025
	Balance, June 30, 2025	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2025
	(in millions)
Mortgage finance	$4.4	$0.6	$—	$—	$5.0
Municipal & nonprofit	11.3	0.8	—	—	12.1
Tech & innovation	45.7	10.7	3.7	(0.4)	53.1
Equity fund resources	2.2	0.4	—	—	2.6
Other commercial and industrial	110.7	43.5	8.4	(0.2)	146.0
CRE - owner occupied	3.9	(0.6)	—	—	3.3
Hotel franchise finance	36.0	2.1	—	—	38.1
Other CRE - non-owner occupied	125.0	19.6	12.9	—	131.7
Residential	19.9	2.2	—	—	22.1
Construction and land development	33.6	(3.3)	6.3	—	24.0
Other	2.0	0.8	0.5	(0.1)	2.4
Total	$394.7	$76.8	$31.8	$(0.7)	$440.4

	Nine Months Ended September 30, 2025
	Balance, December 31, 2024	Provision for (Recovery of) Credit Losses	Charge-offs	Recoveries	Balance, September 30, 2025
	(in millions)
Mortgage finance	$4.8	$0.2	$—	$—	$5.0
Municipal & nonprofit	14.7	(2.6)	—	—	12.1
Tech & innovation	55.9	21.3	25.5	(1.4)	53.1
Equity fund resources	1.6	1.0	—	—	2.6
Other commercial and industrial	79.4	81.8	16.0	(0.8)	146.0
CRE - owner occupied	3.4	0.3	0.5	(0.1)	3.3
Hotel franchise finance	35.3	2.2	—	(0.6)	38.1
Other CRE - non-owner occupied	134.4	37.1	44.9	(5.1)	131.7
Residential	19.7	2.4	—	—	22.1
Construction and land development	21.3	9.3	6.6	—	24.0
Other	3.3	0.1	1.1	(0.1)	2.4
Total	$373.8	$153.1	$94.6	$(8.1)	$440.4
Accrued interest receivable of $302 million and $287 million at September 30, 2026 and December 31, 2025, respectively, was excluded from the estimate of credit losses. However, accrued interest receivable related to the Company's Residential-EBO loan portfolio segment was included in the estimate of credit losses and had an allowance of $0.8 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable, net of any allowance, is included in Other assets on the Consolidated Balance Sheet.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance is included in Other liabilities on the Consolidated Balance Sheet.
The below table reflects the activity in the ACL on unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$52.0	$39.2	$49.6	$39.5
Provision for credit losses	9.6	3.1	12.0	2.8
Balance, end of period	$61.6	$42.3	$61.6	$42.3

The following tables disaggregate the Company's ACL on funded loans HFI and loan balances by measurement methodology:

	September 30, 2026
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$7,029	$—	$7,029	$6.7	$—	$6.7
Municipal & nonprofit	1,704	—	1,704	16.3	—	16.3
Tech & innovation	4,620	11	4,631	53.0	2.6	55.6
Equity fund resources	1,466	—	1,466	4.4	—	4.4
Other commercial and industrial	15,361	208	15,569	177.2	16.7	193.9
CRE - owner occupied	1,460	—	1,460	5.6	—	5.6
Hotel franchise finance	4,912	—	4,912	49.6	—	49.6
Other CRE - non-owner occupied	5,852	173	6,025	110.3	—	110.3
Residential	13,848	—	13,848	26.7	—	26.7
Residential EBO	713	—	713	—	—	—
Construction and land development	3,936	74	4,010	35.1	6.2	41.3
Other	180	2	182	2.4	—	2.4
Total	$61,081	$468	$61,549	$487.3	$25.5	$512.8

	December 31, 2025
	Loans			Allowance
	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total
	(in millions)
Mortgage finance	$7,271	$—	$7,271	$5.5	$—	$5.5
Municipal & nonprofit	1,643	5	1,648	12.8	0.2	13.0
Tech & innovation	4,108	20	4,128	44.1	0.7	44.8
Equity fund resources	1,233	—	1,233	2.6	—	2.6
Other commercial and industrial	13,671	118	13,789	139.0	45.7	184.7
CRE - owner occupied	1,530	3	1,533	3.4	—	3.4
Hotel franchise finance	4,185	—	4,185	37.7	—	37.7
Other CRE - non-owner occupied	6,227	228	6,455	92.8	17.6	110.4
Residential	13,403	—	13,403	23.7	—	23.7
Residential EBO	828	—	828	—	—	—
Construction and land development	3,934	109	4,043	32.3	—	32.3
Other	159	2	161	2.5	—	2.5
Total	$58,192	$485	$58,677	$396.4	$64.2	$460.6
Loan Purchases and Sales
Loan purchases during the three and nine months ended September 30, 2026 totaled $1.1 billion and $3.5 billion, respectively, which primarily consisted of residential and commercial and industrial loan purchases. Loan purchases during the three and nine months ended September 30, 2025 totaled $680 million and $1.8 billion, respectively, which primarily consisted of residential and commercial and industrial loan purchases.
In the normal course of business, the Company also repurchases guaranteed or insured loans under the terms of the GNMA MBS program which can be repooled when loans are brought current either through the borrower's reperformance or successful completion of a loss mitigation retention solution. During the three and nine months ended September 30, 2026, there were no repurchases of these EBO loans. During the three and nine months ended September 30, 2025, the Company repurchased $153 million and $454 million of these EBO loans, respectively. Prior to repurchase, these loans are classified as loans eligible for repurchase, which is included as a component of Other assets on the Consolidated Balance Sheet.
During the nine months ended September 30, 2026, the Company purchased $64 million of CRE loans, at par, with more-than-insignificant deterioration in credit quality. As the loans were non-performing and repayment is expected to be realized through the sale of the collateral, the loans were classified as collateral dependent loans. As the fair value of the collateral, net of selling costs, exceeded the loan’s outstanding principal balance as of September 30, 2026, no allowance for credit losses was recorded.

There were no loans purchased with more-than-insignificant deterioration in credit quality during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, the Company sold loans with a carrying value of approximately $17 million and $174 million, respectively. These sales resulted in no significant gain, loss, or charge-off for the three months ended September 30, 2026 and net charge-offs of $6.1 million for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company sold loans with a carrying value of approximately $135 million and $514 million, respectively. The Company recognized a net gain of $2.0 million on these loan sales during the three months ended September 30, 2025. During the nine months ended September 30, 2025 the Company recognized net charge-offs totaling $1.7 million and a net loss of $0.8 million related to these loan sales.
5. MORTGAGE SERVICING RIGHTS
The following table presents changes in the fair value of the MSR portfolio related to the Company's mortgage banking business and other information related to its servicing portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$1,500	$1,044	$1,494	$1,127
Additions from loans sold with servicing rights retained	255	318	844	863
Carrying value of MSRs sold	(272)	(94)	(751)	(629)
Change in fair value	137	(9)	171	(6)
Realization of cash flows	(44)	(46)	(182)	(142)
Balance, end of period	$1,576	$1,213	$1,576	$1,213

			September 30, 2026	December 31, 2025
			(in millions)
Unpaid principal balance of mortgage loans serviced for others			$74,624	$77,540
Changes in the fair value of MSRs are recorded as Net loan servicing revenue in the Consolidated Income Statement. Due to the regulatory capital impact of MSRs on capital ratios, the Company sells certain MSRs and related servicing advances in the normal course of business. The Company may also sell excess servicing spread related to certain mortgage loans serviced by the Company. During the three and nine months ended September 30, 2026, the Company recognized a net gain of $6.5 million and $15.0 million on MSR sales, respectively, which are reflected in Net loan servicing revenue in the Consolidated Income Statement. The UPB of loans underlying these sales totaled $13.3 billion and $36.8 billion for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized a net gain of $1.5 million and $8.1 million on MSR sales, respectively. The UPB of loans underlying these sales totaled $6.0 billion and $37.2 billion for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had a remaining receivable balance of $33 million and $22 million, respectively, related to holdbacks on MSR sales for servicing transfers, which are recorded in Other assets on the Consolidated Balance Sheet.
The Company receives loan servicing fees, net of subservicing costs, based on the UPB of the underlying loans. Loan servicing fees are collected from payments made by borrowers. The Company may receive other remuneration from rights to various borrower contracted fees, such as late charges, collateral reconveyance charges, and non-sufficient funds fees. Contractually specified servicing fees, late fees, and ancillary income associated with the Company's MSR portfolio totaled $75.4 million and $232.7 million for the three and nine months ended September 30, 2026, respectively, compared to $55.0 million and $180.8 million for the respective periods in 2025. Early payoff fee income totaled $4.2 million and $15.6 million for the three and nine months ended September 30, 2026, respectively, compared to $6.5 million and $17.0 million for the respective periods in 2025. These amounts are recorded as Net loan servicing revenue in the Consolidated Income Statement.
In accordance with its contractual loan servicing obligations, the Company is required to advance funds to or on behalf of investors when borrowers do not make payments. The Company advances property taxes and insurance premiums for borrowers who have insufficient funds in escrow accounts, plus any other costs to preserve real estate properties. The Company may also advance funds to maintain, repair, and market foreclosed real estate properties. The Company is entitled to recover all or a portion of the advances from borrowers of reinstated and performing loans, from the proceeds of liquidated properties or from the government agency or GSE guarantor of charged-off loans. Servicing advances are charged-off when they are deemed to be uncollectible. As of September 30, 2026 and December 31, 2025, net servicing advances totaled $80 million and $108 million, respectively, which are recorded in Other assets on the Consolidated Balance Sheet.

The following table presents the effect of hypothetical changes in the fair value of MSRs caused by assumed immediate adverse changes in the below inputs that are used to determine fair value:

September 30, 2026
(in millions)
Fair value of mortgage servicing rights	$1,576
Decrease in fair value resulting from adverse changes in:
Option adjusted spread
10% change	(30)
20% change	(58)
Conditional prepayment rate
10% change	(38)
20% change	(73)
Cost to service
10% change	(15)
20% change	(29)
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
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
Other assets acquired through foreclosure consist primarily of properties acquired through, or in-lieu-of, foreclosure and are included in Other assets on the Consolidated Balance Sheet. At September 30, 2026 and December 31, 2025, repossessed assets consisted primarily of office properties and totaled $165 million and $137 million, respectively, net of a valuation allowance of $4.6 million and $7.6 million, respectively. Foreclosed residential real estate properties totaled $6 million and $2 million at September 30, 2026 and December 31, 2025, respectively, net of any valuation allowance.
The Company held 27 properties at September 30, 2026 compared to 15 at December 31, 2025. During the three months ended September 30, 2026, the Company took possession of properties with a total value of $36 million, primarily related to one office property. During the nine months ended September 30, 2026, the Company took possession of properties valued at $64 million, primarily related to two office properties, sold three properties with a combined carrying value of $1 million for a net gain of $0.1 million, and transferred one property with a net carrying value of $39 million from OREO into Premises and equipment, net due to a change in management intent. During the three and nine months ended September 30, 2025, one property with a carrying value of $48 million was transferred from OREO into Premises and equipment, net due to a change in management intent. In addition, during the three and nine months ended September 30, 2025, the Company sold one property with a carrying value of $34 million for a gain of $6.3 million and four properties with a combined carrying value of $40 million for a net gain of $5.7 million, respectively. The Company recognized net valuation losses of $2.5 million during the nine months ended September 30, 2026, and $8.0 million and $12.8 million during the three and nine months ended September 30, 2025, respectively.

7. DEPOSITS
The table below summarizes deposits by type:

	September 30, 2026	December 31, 2025
	(in millions)
Non-interest bearing deposits	$25,752	$24,353
Interest bearing:
Demand accounts	20,130	18,416
Savings and money market accounts	25,210	24,586
Time certificates of deposit ($250,000 or more)	2,568	2,276
Other time deposits (1)	8,095	7,528
Total deposits	$81,755	$77,159
(1)    Other time deposits included $4.7 billion and $4.3 billion of brokered deposits as of September 30, 2026 and December 31, 2025, respectively.
A summary of the contractual maturities for all time deposits as of September 30, 2026 is as follows:

(in millions)
2026	$4,368
2027	5,902
2028	367
2029	19
2030	4
2031	3
Total	$10,663
Brokered deposits provide an additional source of deposits and are placed with the Bank through third-party brokers. At September 30, 2026 and December 31, 2025, the Company held wholesale brokered deposits of $5.6 billion and $5.4 billion, respectively, excluding reciprocal deposits. In addition, WAB is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, and other reciprocal deposit networks, which offer products that qualify large deposits for FDIC insurance. At September 30, 2026, the Company had $16.6 billion of reciprocal deposits, compared to $14.4 billion at December 31, 2025.
In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $26.7 billion and $25.1 billion at September 30, 2026 and December 31, 2025, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Income statement line item
Interest income (1)	$56.7	$64.9	$157.9	$184.3
Commercial banking income and related fees (1)	8.6	5.4	25.3	14.0
Deposit costs (2)	158.4	169.1	489.0	441.7
Total earnings credit and referral costs	$223.7	$239.4	$672.2	$640.0
(1)    Earnings credits recorded as a reduction to Interest income and Commercial banking income and related fees.
(2)    Deposit costs as presented in the Consolidated Income Statement also included other deposit related costs of $7.0 million and $6.0 million for the three months ended September 30, 2026 and 2025, respectively, and $18.9 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively, primarily associated with reciprocal deposits.

8. OTHER BORROWINGS
The following table summarizes the Company’s other borrowings by type:

	September 30, 2026	December 31, 2025
	(in millions)
Short-Term:
FHLB advances	$4,200	$3,800
Secured borrowings	42	48
Total short-term borrowings	$4,242	$3,848
Long-Term:
FHLB advances	$1,000	$1,000
Credit linked notes, net	371	392
Total long-term borrowings	$1,371	$1,392
Total other borrowings	$5,613	$5,240
Short-Term Borrowings
Federal Funds Lines of Credit
The Company maintains uncommitted overnight federal funds lines of credit, which have rates comparable to the federal funds effective rate plus 0.10% to 0.20%. There were no outstanding borrowings on federal funds lines of credit as of September 30, 2026 and December 31, 2025.
FHLB and FRB Advances
The Company also maintains secured overnight lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged at the time of the borrowing, generally consisting of investment securities and loans. As of September 30, 2026 and December 31, 2025, the Company had additional available credit with the FHLB of $7.2 billion and $8.8 billion, respectively. The weighted average rate on short-term FHLB advances was 4.42% and 4.02% as of September 30, 2026 and December 31, 2025, respectively.
Total available credit with the FRB was $18.5 billion and $17.8 billion as of September 30, 2026 and December 31, 2025, respectively, of which no amounts were drawn.
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
As of September 30, 2026 and December 31, 2025, the Company had access to approximately $2.1 billion in uncommitted warehouse funding, of which no amounts were drawn.
Secured Borrowings
Secured borrowings consist of transfers of loans HFS not qualifying for sales accounting treatment. The weighted average interest rate on secured borrowings was 6.45% and 6.14% as of September 30, 2026 and December 31, 2025, respectively.

Long-Term Borrowings
FHLB Advances
The Company also enters into long-term advances with the FHLB. The Company's borrowing capacity is determined based on the collateral pledged at the time of the borrowing, consisting of the same pools of investment securities and loans pledged for the short-term FHLB advances. The interest rates on these advances are based on daily SOFR plus a fixed spread. The Company may redeem the advances at par plus accrued and unpaid interest plus a make-whole provision upon termination that is based on the interest rate difference between the then current advance interest rate and the interest rate on the terminated advance. After three months from the inception date of the advances, prepayments are no longer subject to the make-whole provision. The weighted average rate on these long-term FHLB advances was 4.31% and 4.24% as of September 30, 2026 and December 31, 2025, respectively.
The Company's outstanding long-term FHLB advances are detailed in the tables below:

September 30, 2026
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB Advance	July 31, 2026	November 2, 2027	SOFR + 0.41%	$1,000
Total				$1,000

December 31, 2025
Description	Issuance Date	Maturity Date	Interest Rate	Principal
				(in millions)
FHLB advance	October 30, 2025	February 1, 2027	SOFR + 0.38%	$500
FHLB advance	November 26, 2025	February 26, 2027	SOFR + 0.36%	500
Total				$1,000

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
The Company's outstanding credit linked note issuances are detailed in the tables below:

September 30, 2026
Description	Issuance Date	Maturity Date	Weighted Average Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$75	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	152	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	159	2
Total				$386	$7

December 31, 2025
Description	Issuance Date	Maturity Date	Weighted Average Interest Rate	Principal	Unamortized Debt Issuance Costs
				(in millions)
Residential mortgage loans (1)	December 12, 2022	October 25, 2052	SOFR + 7.80%	$80	$2
Residential mortgage loans (2)	June 30, 2022	April 25, 2052	SOFR + 6.00%	160	3
Residential mortgage loans (3)	December 29, 2021	July 25, 2059	SOFR + 4.67%	167	2
Total				$407	$7
(1)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 11.00% on a reference pool balance of $1.5 billion and $1.6 billion as of September 30, 2026 and December 31, 2025, respectively.
(2)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 2.25% to 15.00% on a reference pool balance of $3.0 billion and $3.2 billion as of September 30, 2026 and December 31, 2025, respectively.
(3)    There are multiple classes of these notes, each with an interest rate of one-month SOFR plus a spread that ranges from 3.15% to 8.50% on a reference pool balance of $3.1 billion and $3.3 billion as of September 30, 2026 and December 31, 2025, respectively.

9. QUALIFYING DEBT
Subordinated Debt
The Company's subordinated debt issuances are detailed in the tables below:

September 30, 2026
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
(1)    On June 15, 2026, these notes converted from a fixed interest rate of 3.00% to a variable rate of three-month SOFR plus 225 basis points and became redeemable, in whole or in part, at their unpaid principal amount plus accrued and unpaid interest.
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
The carrying value of all subordinated debt issuances totaled $972 million and $990 million at September 30, 2026 and December 31, 2025, respectively.
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
The carrying value of junior subordinated debt was $81 million and $86 million as of September 30, 2026 and December 31, 2025, respectively, with maturity dates ranging from 2033 through 2037. The weighted average interest rate of all junior subordinated debt as of September 30, 2026 and December 31, 2025 was 6.68% and 6.25%, respectively.

10. EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees generally vest over a three-year period and stock grants made to non-employee WAL directors generally vest over one year. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2026 was $1.3 million and $57.7 million, respectively, compared to $0.7 million and $49.5 million for the three and nine months ended September 30, 2025. Stock compensation expense related to restricted stock awards granted to employees is included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees. For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to employee and WAL director stock grants of $10.2 million and $30.8 million, respectively, compared to $9.5 million and $29.7 million for the respective periods in 2025.
Performance Stock Units
The Company grants performance stock units to members of its executive management that do not vest unless the Company achieves certain performance measures over a three-year performance period. For the 2026 grants, the performance measures are based on the Company’s relative return on equity, while the market measure is based on relative TSR performance. For the 2025 and 2024 grants, the performance measures are based on the Company’s relative return on equity and maintenance of a target CET1 ratio, while the market measure is based on relative TSR performance. The number of shares issued will vary based on the performance measures that are achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $7.9 million and $8.4 million, respectively, compared to $2.9 million and $6.3 million for the respective periods in 2025.
The three-year performance period for the 2023 grant ended on December 31, 2025, and based on the Company's cumulative EPS and TSR performance measures for the performance period, these shares vested at 50% of the target award under the terms of the grant. As a result, 50,828 shares became fully vested and were distributed to executive management in the first quarter of 2026.
Cash Settled Restricted Stock Units
The Company grants cash settled restricted stock units to members of its executive management that vest equally on a monthly basis over a three-year period. As the awards are settled in cash and are not dependent on the occurrence of a future event, these awards are classified as liabilities on the Consolidated Balance Sheet. At each vesting date, the Company settles the vested stock units in cash at the settlement date stock price. During the three and nine months ended September 30, 2026, the Company recognized compensation expense of $1.0 million and $2.6 million, respectively, compared to $0.9 million and $1.8 million for the respective periods in 2025.
Deferred Stock Units
The Company also grants deferred stock unit awards to certain members of its management team, which are intended to provide supplemental executive retirement benefits on an unfunded, unsecured basis. These awards can be settled in either stock or cash, at the Company's option. Participants are credited dividend equivalent units for any cash dividends paid with respect to the shares of stock underlying the stock units. These awards vest on the later of (i) the one-year anniversary of the grant date or (ii) the participant's satisfaction of age- and service-related eligibility criteria for a qualified retirement. The aggregate grant date fair value for these deferred stock unit awards, including dividend equivalent units, granted during the three and nine months ended September 30, 2026 was $0.1 million and $0.2 million, respectively, compared to $0.1 million and $1.6 million for the three and nine months ended September 30, 2025, respectively. Stock compensation expense related to these deferred stock units is included in Salaries and employee benefits in the Consolidated Income Statement. For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to these stock grants of $0.4 million and $1.3 million, respectively, compared to $0.4 million and $3.4 million, for the respective periods in 2025.

Common Stock Repurchase
During the year ended December 31, 2025, the Company's BOD approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $300 million of its shares of common stock. During the three and nine months ended September 30, 2026, the Company repurchased 1.2 million and 1.9 million shares of its common stock, respectively. The shares were repurchased at a weighted average price per share of $79.78 and $76.62, respectively, for a total payment, inclusive of commissions, fees, and taxes, of $93.2 million and $145.7 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased 0.1 million shares of its common stock. The shares were repurchased at a weighted average price of $88.50, for a total payment of $10.6 million. As of September 30, 2026, the aggregate remaining approved amount under the stock repurchase program was approximately $87.5 million.
Preferred Stock
The Company issued and has outstanding 12,000,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s 4.250% Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred Shares, par value $0.0001 per share, with a liquidation preference of $25 per depositary share (equivalent to $10,000 per share of Series A preferred stock). Beginning on September 30, 2026, the dividend rate resets every five years to the five-year treasury rate as of the most recent reset dividend determination date plus 3.452%. On September 30, 2026, the dividend rate reset to 8.36%. The Series A preferred stock is redeemable at the Company's option on or after September 30, 2026, on any dividend payment date at a redemption price of $10,000 per share and only participates in the undistributed earnings of the Company if a dividend is declared. During the three and nine months ended September 30, 2026 and 2025, the Company declared and paid a quarterly cash dividend of $0.27 per depositary share. The total dividend payment to preferred stockholders was $3.2 million for each three-month period, and $9.6 million for each nine-month period.
Cash Dividend on Common Shares
During the three and nine months ended September 30, 2026, the Company declared and paid a quarterly cash dividend of $0.42 per share, for a total dividend payment to stockholders of $45.8 million and $137.7 million, respectively. During the three and nine months ended September 30, 2025, the Company declared and paid a quarterly cash dividend of $0.38 per share, for a total dividend payment to stockholders of $42.0 million and $126.0 million, respectively.
Treasury Shares
Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2026, the Company purchased treasury shares of 538 and 200,810, respectively, at a weighted average price per share of $80.96 and $92.68, respectively. During the three and nine months ended September 30, 2025, the Company purchased treasury shares of 1,464 and 135,431, respectively, at a weighted average price per share of $85.30 and $87.32, respectively.
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
During the three and nine months ended September 30, 2026, dividends of $7.1 million and $21.3 million, respectively, were declared and paid to Series B preferred stockholders, compared to $7.1 million and $14.5 million for each of the respective periods in 2025. These dividend payments are classified as Net income attributable to noncontrolling interest in the Consolidated Income Statement and as Dividends paid to noncontrolling interest in the Consolidated Statement of Equity.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, June 30, 2026	$(447.5)	$(0.3)	$(3.4)	$(451.2)
Other comprehensive (loss) income before reclassifications	(325.5)	—	3.8	(321.7)
Amounts reclassified from AOCI	(12.6)	—	—	(12.6)
Net current-period other comprehensive (loss) income	(338.1)	—	3.8	(334.3)
Balance, September 30, 2026	$(785.6)	$(0.3)	$0.4	$(785.5)

Balance, June 30, 2025	$(479.7)	$(0.3)	$(1.6)	$(481.6)
Other comprehensive income (loss) before reclassifications	80.7	0.1	(1.7)	79.1
Amounts reclassified from AOCI	(6.4)	—	—	(6.4)
Net current-period other comprehensive income (loss)	74.3	0.1	(1.7)	72.7
Balance, September 30, 2025	$(405.4)	$(0.2)	$(3.3)	$(408.9)

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS securities	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Total
	(in millions)
Balance, December 31, 2025	$(340.7)	$—	$(3.5)	$(344.2)
Other comprehensive (loss) income before reclassifications	(393.8)	(0.3)	3.9	(390.2)
Amounts reclassified from AOCI	(51.1)	—	—	(51.1)
Net current-period other comprehensive (loss) income	(444.9)	(0.3)	3.9	(441.3)
Balance, September 30, 2026	$(785.6)	$(0.3)	$0.4	$(785.5)

Balance, December 31, 2024	$(534.7)	$(0.4)	$1.4	$(533.7)
Other comprehensive income (loss) before reclassifications	146.1	0.2	(4.7)	141.6
Amounts reclassified from AOCI	(16.8)	—	—	(16.8)
Net current-period other comprehensive income (loss)	129.3	0.2	(4.7)	124.8
Balance, September 30, 2025	$(405.4)	$(0.2)	$(3.3)	$(408.9)

12. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments. The primary types of derivatives the Company uses are interest rate contracts, forward purchase and sale commitments, and interest rate futures. Generally, these instruments are used to help manage the Company's exposure to interest rate risk as well as to meet client financing and hedging needs.
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
The Company has interest rate swaps designated as fair value hedges of certain fixed rate loans, AFS debt securities, and qualifying debt instruments. The Company receives variable-rate interest payments in exchange for making fixed-rate payments on loans and AFS debt securities. For qualifying debt instruments, the Company receives fixed-rate payments in exchange for making variable-rate payments. These payments are made over the lives of the contracts without exchanging the notional amounts. The variable-rate interest payments on qualifying debt instrument interest rate swaps are based on SOFR plus a spread adjustment. During the three and nine months ended September 30, 2026, the Company terminated interest rate swaps on hedged AFS U.S. Treasury securities, which had a notional value of $2.0 billion and $3.3 billion, respectively, and a cumulative basis adjustment of $169.0 million and $187.5 million, respectively, at the time of termination. During the three and nine months ended September 30, 2025, the Company terminated interest rate swaps on hedged AFS U.S. Treasury securities which had notional values of $1.8 billion and $2.8 billion, and cumulative basis adjustments of $15 million and $25 million, respectively, at the time of termination. As the hedged securities were sold in the same period as the termination of the swap, both the basis adjustment and the related gain or loss on sale of the hedged securities were recognized in earnings as a component of Gain on sales of investment securities, as described in "Note 2. Investment Securities." The Company recognized net gains on these terminations of $16.8 million and $35.4 million during the three and nine months ended September 30, 2026, respectively, and $8.4 million and $16.2 million during the three and nine months ended September 30, 2025, respectively.
The Company also has pay fixed/receive variable interest rate swaps, designated as fair value hedges using the portfolio layer method to manage the exposure to changes in fair value associated with pools of fixed rate loans, resulting from changes in the designated benchmark interest rate (federal funds rate). These portfolio layer hedges provide the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets, whereby the last dollar amount estimated to remain in the portfolio of assets was identified as the hedged item. Under these interest rate swap contracts, the Company receives a variable rate and pays a fixed rate on the outstanding notional amount. No portfolio layer method swaps were terminated during the three months ended September 30, 2026 or 2025. During the nine months ended September 30, 2026 and the nine months ended September 30, 2025, the Company terminated portions of its portfolio layer method swaps with notional values of $2.0 billion and $500 million, respectively, and cumulative loan basis adjustments of $19 million, and $1 million, respectively, at termination. The cumulative loan basis adjustments were allocated to the individual loans remaining within the closed pools and will be amortized through interest income over the remaining life of those loans. The remaining unamortized basis of terminated portfolio layer method swaps was $22 million and $5 million as of September 30, 2026 and December 31, 2025, respectively.
Derivatives Not Designated in Hedge Relationships
Management enters into certain contracts and agreements, including foreign exchange derivative contracts, back-to-back interest rate contracts, risk participation agreements and equity warrants, which are not designated as accounting hedges. Foreign exchange derivative contracts include spot, forward, forward window, and swap contracts. The purpose of these derivative contracts is to mitigate foreign currency risk on transactions entered into, or on behalf of customers, including back-to-back contracts. The Company's back-to-back interest rate contracts are used to allow customers to manage long-term interest rate risk. Contracts with customers, along with the related derivative trades the Company places, are both remeasured at fair value, and are referred to as economic hedges since they economically offset the Company's exposure. Risk participation agreements are entered into with lead banks in certain loan syndication deals to share in the risk of default on interest rate swaps on participated loans. Equity warrants represent the right to buy shares in a company at a specified price and are acquired by the

Company primarily in connection with negotiating credit facilities and certain other services to private, venture-backed companies in the technology industry. Covered call options are utilized to economically hedge certain investment securities and generate additional income.
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
Fair Value Hedges
As of September 30, 2026 and December 31, 2025, the following amounts are reflected on the Consolidated Balance Sheet related to cumulative basis adjustments for outstanding fair value hedges:

	September 30, 2026		December 31, 2025
	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)	Carrying Value of Hedged Assets/(Liabilities) (1)	Cumulative Fair Value Hedging Adjustment (2)
	(in millions)
Loans HFI, net of deferred loan fees and costs (3)	$2,275	$(91)	$3,811	$—
Investment securities - AFS	1,542	(172)	3,006	(65)
Qualifying debt	(396)	21	(396)	2
(1)Represents the amortized cost basis of the hedged assets and liabilities.
(2)Included in the carrying value of the hedged assets and liabilities.
(3)Included portfolio layer method derivative instruments with $2.0 billion and $3.5 billion designated as the hedged amount (from a closed portfolio of prepayable fixed rate loans with a carrying value of $4.6 billion and $7.2 billion) as of September 30, 2026 and December 31, 2025, respectively. The cumulative basis adjustment included in the carrying value of these hedged items totaled $(70) million and $8 million as of September 30, 2026 and December 31, 2025, respectively.
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

	Three Months Ended September 30,
	2026		2025
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$49.3	$(49.5)	$(5.9)	$5.8
Interest income on investment securities	97.9	(99.2)	(25.7)	24.4
Interest expense on qualifying debt	(19.1)	19.1	—	—

	Nine Months Ended September 30,
	2026		2025
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item	Gain/(Loss) on Swaps	Gain/(Loss) on Hedged Item
	(in millions)
Interest income on loans, including fees	$74.2	$(74.5)	$(101.4)	$100.1
Interest income on investment securities	108.1	(107.6)	(64.1)	64.7
Interest expense on qualifying debt	(12.1)	12.1	—	—
In addition to the gains and losses on the Company's outstanding fair value hedges presented in the above table, the Company recognized reductions of $0.4 million and $1.3 million to interest income related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the three and nine months ended September 30, 2026, respectively. The Company recognized reductions of $0.2 million and $0.3 million to interest income related to the amortization of the cumulative basis adjustment on its discontinued portfolio layer method hedges during the three and nine months ended September 30, 2025.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivative instruments on a gross basis as of September 30, 2026, December 31, 2025, and September 30, 2025. The change in the notional amounts of these derivatives from September 30, 2025 to September 30, 2026 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties.

	September 30, 2026			December 31, 2025			September 30, 2025
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	$4,242	$28	$—	$7,216	$85	$22	$5,868	$17	$81
Total	$4,242	$28	$—	$7,216	$85	$22	$5,868	$17	$81

Derivatives not designated as hedging instruments:
Foreign currency contracts	$645	$21	$16	$530	$8	$4	$493	$6	$3
Forward contracts	40,528	545	367	27,271	21	43	28,101	27	59
Futures contracts (1)	20,374	—	—	23,170	—	—	20,330	—	—
Interest rate lock commitments	2,442	2	45	3,201	20	1	2,699	14	1
Interest rate contracts	11,041	61	61	10,228	34	36	9,590	36	38
Risk participation agreements	379	—	—	242	—	—	239	—	—
Equity warrants	50	40	—	50	39	—	59	34	—
Total	$75,459	$669	$489	$64,692	$122	$84	$61,511	$117	$101
Margin	—	(5)	32	—	366	7	—	378	(43)
Total, including margin	$75,459	$664	$521	$64,692	$488	$91	$61,511	$495	$58
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

The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in Other assets or Other liabilities on the Consolidated Balance Sheet, as summarized in the table below:

	September 30, 2026			December 31, 2025			September 30, 2025
	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)	Gross amount of recognized assets (liabilities)	Gross offset	Net assets (liabilities)
	(in millions)
Derivatives subject to master netting arrangements:
Assets
Foreign currency contracts	$20	$—	$20	$6	$—	$6	$1	$—	$1
Forward contracts	543	—	543	21	—	21	27	—	27
Interest rate contracts	89	—	89	86	—	86	18	—	18
Margin	(5)	—	(5)	366	—	366	378	—	378
Netting	—	(401)	(401)	—	(85)	(85)	—	(115)	(115)
	$647	$(401)	$246	$479	$(85)	$394	$424	$(115)	$309
Liabilities
Foreign currency contracts	$—	$—	$—	$(1)	$—	$(1)	$(3)	$—	$(3)
Forward contracts	(367)	—	(367)	(40)	—	(40)	(56)	—	(56)
Interest rate contracts	(61)	—	(61)	(46)	—	(46)	(107)	—	(107)
Margin	(32)	—	(32)	(7)	—	(7)	43	—	43
Netting	—	401	401	—	85	85	—	115	115
	$(460)	$401	$(59)	$(94)	$85	$(9)	$(123)	$115	$(8)
Derivatives not subject to master netting arrangements:
Assets
Foreign currency contracts	$1	$—	$1	$2	$—	$2	$5	$—	$5
Forward contracts	2	—	2	—	—	—	—	—	—
Interest rate lock commitments	2	—	2	20	—	20	14	—	14
Interest rate contracts	—	—	—	33	—	33	35	—	35
Equity warrants	40	—	40	39	—	39	34	—	34
	$45	$—	$45	$94	$—	$94	$88	$—	$88
Liabilities
Foreign currency contracts	$(16)	$—	$(16)	$(3)	$—	$(3)	$—	$—	$—
Forward contracts	—	—	—	(3)	—	(3)	(3)	—	(3)
Interest rate lock commitments	(45)	—	(45)	(1)	—	(1)	(1)	—	(1)
Interest rate contracts	—	—	—	(12)	—	(12)	(12)	—	(12)
	$(61)	$—	$(61)	$(19)	$—	$(19)	$(16)	$—	$(16)
Total derivatives and margin
Assets	$692	$(401)	$291	$573	$(85)	$488	$512	$(115)	$397
Liabilities	(521)	401	(120)	(113)	85	(28)	(139)	115	(24)

The following table summarizes the net gain (loss) on derivatives included in the non-interest income line items below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net gain (loss) on loan origination and sale activities:
Interest rate lock commitments	$(63.1)	$(10.5)	$(62.4)	$15.3
Forward contracts	279.0	(64.7)	295.3	(137.7)
Interest rate contracts	(17.3)	(0.4)	(10.7)	1.9
Futures contracts	7.0	—	9.2	3.5
Net gain (loss) on derivatives	$205.6	$(75.6)	$231.4	$(117.0)

Net loan servicing revenue:
Forward contracts	$(45.2)	$8.6	$(69.6)	$6.6
Futures contracts	6.5	9.1	30.7	2.7
Interest rate contracts	(109.5)	(2.5)	(143.1)	40.3
Net (loss) gain on derivatives	$(148.2)	$15.2	$(182.0)	$49.6

Commercial banking income and related fees
Interest rate contracts	$8.1	$5.4	$15.7	$9.9
Foreign currency contracts	3.8	6.5	13.7	8.7
Risk participation agreements	0.4	—	0.8	0.3
Net gain on derivatives	$12.3	$11.9	$30.2	$18.9

Income from equity investments
Equity warrants	$0.4	$1.3	$3.4	$1.0
Net gain on derivatives	$0.4	$1.3	$3.4	$1.0

Fair value gain (loss) adjustments, net
Covered call options	$2.8	$—	$8.9	$—
Net gain on derivatives	$2.8	$—	$8.9	$—
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types, which may require the Company to post collateral to counterparties when these contracts are in a net liability position and conversely, for counterparties to post collateral to the Company when these contracts are in a net asset position. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts or holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises (FNMA and FHLMC), or guaranteed by GNMA. At September 30, 2026, December 31, 2025, and September 30, 2025 collateral pledged by the Company to counterparties for its derivatives totaled $21 million, $382 million, and $432 million, respectively.

13. EARNINGS PER SHARE
Diluted EPS is calculated using the weighted average outstanding common shares during the period, including common stock equivalents. Basic EPS is calculated using the weighted average outstanding common shares during the period.
The following tables present the calculation of basic and diluted EPS:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(in millions, except per share amounts)
Net income available to common stockholders	$266.9	$704.3
Less: Earnings allocated to participating stock awards (1)	3.4	9.0
Net earnings attributable to common stockholders	$263.5	$695.3

Weighted average shares - basic	107.4	107.8
Dilutive effect of stock awards	0.4	0.3
Weighted average shares - diluted	107.8	108.1

Earnings per common share:
Basic	$2.45	$6.45
Diluted	2.45	6.43
(1)Represents cash dividends paid to holders of unvested stock awards plus undistributed earnings available to holders of these awards.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in millions, except per share amounts)
Net income available to common stockholders	$250.2	$673.3

Weighted average shares - basic	109.0	108.9
Dilutive effect of stock awards	0.8	0.7
Weighted average shares - diluted	109.8	109.6

Earnings per common share:
Basic	$2.30	$6.18
Diluted	2.28	6.14
14. INCOME TAXES
The Company's effective tax rate was 18.3% and 17.0% for the three months ended September 30, 2026 and 2025, respectively, and 18.5% and 18.1% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily attributable to an increase in pretax income.
As of September 30, 2026, the net DTA balance totaled $581 million, an increase of $232 million from $349 million at December 31, 2025. The overall increase in the net DTA was primarily the result of an increase in credit carryovers and a decrease in the fair market value of AFS securities. Although realization is not assured, the Company believes realization of the recognized net DTA of $581 million at September 30, 2026 is more-likely-than-not based on expectations regarding future taxable income and based on available tax planning strategies that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2026 and December 31, 2025, the Company had no deferred tax valuation allowance.
LIHTC and renewable energy projects
The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing and renewable energy projects. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions.
Investments in LIHTC and renewable energy totaled $597 million and $593 million as of September 30, 2026 and December 31, 2025, respectively. Unfunded LIHTC and renewable energy obligations are included in Other liabilities on the Consolidated Balance Sheet and totaled $283 million and $329 million as of September 30, 2026 and December 31, 2025, respectively.
The Company recognized tax credits related to LIHTC investments of $28.4 million and $24.7 million during the three months ended September 30, 2026 and 2025, respectively, and $64.5 million and $64.4 million during the nine months ended

September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, amortization related to LIHTC investments of $25.2 million and $21.2 million, respectively, was included as a component of income tax expense, and $57.3 million and $55.3 million for the nine months ended September 30, 2026 and 2025, respectively.
15. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments and Letters of Credit
In the normal course of business, the Company enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers, including commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the Consolidated Balance Sheet.
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
Letters of credit and financial guarantees are commitments issued by the Company to guarantee a customer's performance to a third party under borrowing arrangements. As of both September 30, 2026 and December 31, 2025, these commitments had terms of five years or less. The Company generally has recourse to recover from the customer any amounts paid under the guarantees.
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Commitments to extend credit, including unsecured loan commitments of $1,262 at September 30, 2026 and $1,847 at December 31, 2025	$16,645	$16,233
Letters of credit, including unsecured letters of credit of $2 at September 30, 2026 and $2 at December 31, 2025	760	598
Total	$17,405	$16,831
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. As commitments may expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash outflow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in Other liabilities as a separate loss contingency and are not included in the ACL reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements. The loss contingency for unfunded loan commitments and letters of credit was $61.6 million and $49.6 million as of September 30, 2026 and December 31, 2025, respectively. Changes to this liability are adjusted through the provision for credit losses in the Consolidated Income Statement.
Commitments to Invest in Renewable Energy Projects
The Company has off-balance sheet commitments to invest in renewable energy projects, as described in "Note 14. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements, subject to the underlying project meeting certain milestones. These conditional commitments totaled $88 million and $21 million as of September 30, 2026 and December 31, 2025, respectively.
Concentrations of Lending Activities
The Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations of lending activities at the product and borrower relationship level. Commercial and industrial loans made up 49% and 48% of the Company's HFI loan portfolio as of September 30, 2026 and December 31, 2025, respectively. The Company's loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2026 and December 31, 2025, CRE related loans accounted for approximately 27% of total loans. Approximately 13% and 14% of CRE loans, excluding construction and land loans, were owner occupied as of September 30, 2026 and December 31, 2025, respectively. No borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI as of September 30, 2026 and December 31, 2025.
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
The following table presents unrealized gains and losses from fair value changes on junior subordinated debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Unrealized gains (losses)	$5.1	$(2.3)	$5.2	$(6.2)
Changes included in OCI, net of tax	3.8	(1.7)	3.9	(4.7)

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

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2026	(in millions)
Assets:
Available-for-sale debt securities
CLO	$—	$3,206	$—	$3,206
Commercial MBS issued by GSEs and GNMA	—	517	—	517
Corporate debt securities	—	203	—	203
Private label residential MBS	—	1,144	—	1,144
Residential MBS issued by GSEs and GNMA	—	7,396	—	7,396
Tax-exempt	—	711	—	711
U.S. Treasury securities	5,193	—	—	5,193
Other	29	45	—	74
Total AFS debt securities	$5,222	$13,222	$—	$18,444
Equity securities
CRA investments	$27	$—	$—	$27
Preferred stock	50	—	—	50
Total equity securities	$77	$—	$—	$77
Loans HFS (2)	$—	$2,813	$937	$3,750
Mortgage servicing rights	—	—	1,576	1,576
Derivative assets (1)	—	655	42	697
Liabilities:
Junior subordinated debt (3)	$—	$—	$66	$66
Derivative liabilities (1)	—	444	45	489
(1)See "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans is decreased by $91 million as of September 30, 2026 for the effective portion of the hedge, which relates to the fair value of the hedges put in place to mitigate against fluctuations in interest rates. Derivative assets and liabilities exclude margin of $(5) million and $32 million, respectively.
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
The change in Level 3 liabilities measured at fair value on a recurring basis included in OCI was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance	$(71.1)	$(68.6)	$(71.2)	$(64.7)
Change in fair value (1)	5.1	(2.3)	5.2	(6.2)
Ending balance	$(66.0)	$(70.9)	$(66.0)	$(70.9)
(1)Unrealized gains (losses) attributable to changes in the fair value of junior subordinated debt are recorded in OCI, net of tax, and totaled $3.8 million and $(1.7) million for three months ended September 30, 2026 and 2025, respectively, and $3.9 million and $(4.7) million for the nine months ended September 30, 2026 and 2025, respectively.
The significant unobservable inputs used in the fair value measurements of these Level 3 liabilities were as follows:

	September 30, 2026	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$66	Discounted cash flow	Implied credit rating of the Company	6.95%

	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in millions)
Junior subordinated debt	$71	Discounted cash flow	Implied credit rating of the Company	5.36%
The Company’s implied credit risk was the significant unobservable input used to measure the fair value of its junior subordinated debt at September 30, 2026 and December 31, 2025. The implied credit risk spread was calculated based on the maturity date of the debt instruments using the 'BB' rated financial indexes and over the 5 and 10-year swap indexes.

As of September 30, 2026, the Company estimated the discount rate at 6.95%, which represents an implied credit spread of 2.87% plus three-month SOFR (4.08%). As of December 31, 2025, the Company estimated the discount rate at 5.36%, which was a 1.71% credit spread plus three-month SOFR (3.65%).
The change in Level 3 assets and liabilities measured at fair value on a recurring basis recognized in income was as follows:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Loans HFS	MSRs	IRLCs (1)	Warrants	Loans HFS	MSRs	IRLCs (1)	Warrants
	(in millions)
Balance, beginning of period	$963	$1,500	$20	$37	$700	$1,494	$19	$39
Purchases and additions	375	255	5,006	3	1,278	844	17,117	8
Sales and payments	(385)	(272)	—	—	(1,039)	(751)	—	—
Transfers from Level 2 to Level 3	5	—	—	—	10	—	—	—
Transfers from Level 3 to Level 2	(2)	—	—	—	(2)	—	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(5,043)	—	—	—	(17,152)	—
Warrant exercises	—	—	—	—	—	—	—	(12)
Change in fair value	(19)	137	(26)	—	(10)	171	(27)	5
Realization of cash flows	—	(44)	—	—	—	(182)	—	—
Balance, end of period	$937	$1,576	$(43)	$40	$937	$1,576	$(43)	$40
Changes in unrealized gains (losses) for the period (2)	$(10)	$113	$(43)	$—	$1	$138	$(43)	$(3)

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Loans HFS	MSRs	IRLCs (1)	Warrants	Loans HFS	MSRs	IRLCs (1)	Warrants
	(in millions)
Balance, beginning of period	$84	$1,044	$24	$33	$3	$1,127	$(2)	$30
Purchases and additions	117	318	6,847	1	272	863	18,079	7
Sales and payments	(36)	(94)	—	—	(116)	(629)	—	—
Transfers from Level 2 to Level 3	1	—	—	—	4	—	—	—
Transfers from Level 3 to Level 2	—	—	—	—	—	—	—	—
Settlement of IRLCs upon acquisition or origination of loans HFS	—	—	(6,863)	—	—	—	(18,076)	—
Warrant exercises	—	—	—	(1)	—	—	—	(2)
Change in fair value	2	(9)	5	1	5	(6)	12	(1)
Realization of cash flows	—	(46)	—	—	—	(142)	—	—
Balance, end of period	$168	$1,213	$13	$34	$168	$1,213	$13	$34
Changes in unrealized gains (losses) for the period (2)	$1	$(8)	$13	$1	$2	$(14)	$13	$3
(1)    IRLC asset and liability positions are presented net.
(2)    Amounts recognized as part of non-interest income.

The significant unobservable inputs used in the fair value measurements of these Level 3 assets and liabilities were as follows:

		September 30, 2026
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	280 - 502	403
	Conditional prepayment rate (1)	4.8% - 9.6%	7.8%
	Recapture rate	0.0% - 55.0%	23.1%
	Servicing fee rate (in basis points)	25.0 - 56.5	37.1
	Cost to service	$77 - $83	$80
Loans HFS:	Lifetime liquidation probability	2.0% to 33.0%	12.6%
IRLCs:	Servicing fee multiple	5.0 - 7.9	6.4
	Pull-through rate	83% - 100%	94.0%
Equity warrants:	Volatility	49.3% - 174.5%	78.1%
	Risk-free interest rate	4.2% - 5.2%	4.8%
	Time to expiration (in years)	1.0 - 10.0	3.1

		December 31, 2025
Asset/liability	Key inputs	Range	Weighted average
MSRs:	Option adjusted spread (in basis points)	283 - 317	316
	Conditional prepayment rate (1)	6.1% - 14.1%	11.0%
	Recapture rate	0.0% - 55.0%	25.5%
	Servicing fee rate (in basis points)	25.0 - 56.5	38.1
	Cost to service	$77 - $83	$79
Loans HFS:	Lifetime liquidation probability	1.6% - 10.7%	4.6%
IRLCs:	Servicing fee multiple	4.7 - 6.5	5.5
	Pull-through rate	74% - 100%	92.0%
Equity warrants:	Volatility	40.3% - 180.4%	74.7%
	Risk-free interest rate	3.5% - 4.1%	3.6%
	Time to expiration (in years)	1.0 - 10.0	2.9
(1)    Lifetime total prepayment speed annualized.
The following is a summary of the difference between the aggregate fair value and the aggregate UPB of loans HFS for which the FVO has been elected:

	September 30, 2026			December 31, 2025
	Fair value	UPB	Difference	Fair value	UPB	Difference
	(in millions)
Loans HFS:
Current through 89 days delinquent	$3,079	$3,099	$(20)	$2,846	$2,744	$102
90 days or more delinquent	671	666	5	518	501	17
Total	$3,750	$3,765	$(15)	$3,364	$3,245	$119
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of credit deterioration. The following table presents such assets carried on the Consolidated Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
As of September 30, 2026:
Loans HFI	$418	$—	$—	$418
Other assets acquired through foreclosure	165	—	—	165
As of December 31, 2025:
Loans HFI	$395	$—	$—	$395
Other assets acquired through foreclosure	137	—	—	137

For Level 3 assets measured at fair value on a nonrecurring basis as of period end, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2026	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$418	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	165	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%

	December 31, 2025	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in millions)
Loans HFI	$395	Collateral method	Third party appraisal	Costs to sell	6.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.0% to 8.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	137	Collateral method	Third party appraisal	Costs to sell	1.0% to 6.0%
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
Total Level 3 collateral dependent loans had an estimated fair value of $418 million and $395 million at September 30, 2026 and December 31, 2025, respectively, net of a specific ACL of $5 million and $15 million at September 30, 2026 and December 31, 2025, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $165 million and $137 million of such assets at September 30, 2026 and December 31, 2025, respectively.

Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2026
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,731	$—	$1,472	$—	$1,472
AFS	18,444	5,222	13,222	—	18,444
Equity	77	77	—	—	77
Derivative assets (1)	697	—	655	42	697
Loans HFS	3,951	—	2,916	1,035	3,951
Loans HFI, net	61,036	—	—	58,977	58,977
Accrued interest receivable	496	—	496	—	496
Financial liabilities:
Deposits	$81,755	$—	$81,772	$—	$81,772
Other borrowings	5,613	—	5,625	—	5,625
Qualifying debt	1,053	—	967	80	1,047
Derivative liabilities (1)	489	—	444	45	489
Accrued interest payable	119	—	119	—	119
(1)    Derivative assets and liabilities exclude margin of $(5) million and $32 million, respectively.

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Investment securities:
HTM	$1,584	$—	$1,427	$—	$1,427
AFS	18,788	5,998	12,790	—	18,788
Equity securities	79	79	—	—	79
Derivative assets (1)	207	—	148	59	207
Loans HFS	3,498	—	2,664	834	3,498
Loans HFI, net	58,216	—	—	57,206	57,206
Accrued interest receivable	473	—	473	—	473
Financial liabilities:
Deposits	$77,159	$—	$77,185	$—	$77,185
Other borrowings	5,240	—	5,242	—	5,242
Qualifying debt	1,076	—	981	87	1,068
Derivative liabilities (1)	106	—	105	1	106
Accrued interest payable	116	—	116	—	116
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
Fair value of commitments
The estimated fair value of letters of credit outstanding at September 30, 2026 and December 31, 2025 approximates zero as there have been no significant changes in borrower creditworthiness. Loan commitments on which the committed interest rates are less than the current market rate are insignificant at September 30, 2026 and December 31, 2025.
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

The following is a summary of operating segment information for the periods indicated:

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2026:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$25,567	$13	$—	$25,554
Loans HFS	3,951	60	3,891	—
Loans HFI, net of deferred fees and costs	61,549	37,065	24,484	—
Less: allowance for credit losses	(513)	(429)	(84)	—
Net loans HFI	61,036	36,636	24,400	—
Goodwill and other intangible assets, net	642	290	352	—
Other assets	6,876	388	2,686	3,802
Total assets	$98,072	$37,387	$31,329	$29,356
Liabilities:
Deposits	$81,755	$33,741	$41,759	$6,255
Borrowings and qualifying debt	6,666	—	43	6,623
Other liabilities	1,704	118	707	879
Total liabilities	90,125	33,859	42,509	13,757
Allocated equity:	7,947	3,651	2,643	1,653
Total liabilities and equity	$98,072	$37,510	$45,152	$15,410
Excess funds (used) provided	$—	$123	$13,823	$(13,946)

Income Statement:
Three Months Ended September 30, 2026:	(in millions)
Interest income	$1,257.3	$637.1	$350.4	$269.8
Interest expense	449.7	180.3	150.2	119.2
Funds transfer pricing	—	(51.4)	319.0	(267.6)
Net interest income (expense)	807.6	405.4	519.2	(117.0)
Provision for credit losses	80.0	68.9	10.7	0.4
Net interest income (expense) after provision for credit losses	727.6	336.5	508.5	(117.4)
Non-interest income	206.6	52.9	105.2	48.5
Salaries and employee benefits	226.1	41.6	52.1	132.4
Other non-interest expense (1)	369.0	161.5	331.2	(123.7)
Income (loss) before provision for income taxes	339.1	186.3	230.4	(77.6)
Income tax expense (benefit)	61.9	34.6	43.9	(16.6)
Net income (loss)	$277.2	$151.7	$186.5	$(61.0)

Nine Months Ended September 30, 2026:	(in millions)
Interest income	$3,677.4	$1,844.1	$1,022.7	$810.6
Interest expense	1,306.6	503.7	452.7	350.2
Funds transfer pricing	—	(183.0)	967.3	(784.3)
Net interest income (expense)	2,370.8	1,157.4	1,537.3	(323.9)
Provision for credit losses	373.6	357.8	14.5	1.3
Net interest income (expense) after provision for credit losses	1,997.2	799.6	1,522.8	(325.2)
Non-interest income	658.0	157.6	333.3	167.1
Salaries and employee benefits	635.9	129.4	155.8	350.7
Other non-interest expense (1)	1,116.9	439.6	991.8	(314.5)
Income (loss) before provision for income taxes	902.4	388.2	708.5	(194.3)
Income tax expense (benefit)	167.2	72.4	132.2	(37.4)
Net income (loss)	$735.2	$315.8	$576.3	$(156.9)
(1)    The composition of Other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.

Balance Sheet:	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At December 31, 2025:	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$24,034	$16	$—	$24,018
Loans HFS	3,498	67	3,431	—
Loans HFI, net of deferred fees and costs	58,677	34,784	23,893	—
Less: allowance for credit losses	(461)	(390)	(71)	—
Net loans HFI	58,216	34,394	23,822	—
Goodwill and other intangible assets, net	649	290	359	—
Other assets	6,377	352	2,237	3,788
Total assets	$92,774	$35,119	$29,849	$27,806
Liabilities:
Deposits	$77,159	$30,806	$40,466	$5,887
Borrowings and qualifying debt	6,316	—	48	6,268
Other liabilities	1,353	91	336	926
Total liabilities	84,828	30,897	40,850	13,081
Allocated equity:	7,946	3,400	2,570	1,976
Total liabilities and equity	$92,774	$34,297	$43,420	$15,057
Excess funds provided (used)	$—	$(822)	$13,571	$(12,749)

Income Statement:
Three Months Ended September 30, 2025:	(in millions)
Interest income	$1,225.5	$637.1	$314.8	$273.6
Interest expense	475.1	168.9	164.4	141.8
Funds transfer pricing	—	(121.9)	326.5	(204.6)
Net interest income (expense)	750.4	346.3	476.9	(72.8)
Provision for (recovery of) credit losses	80.0	80.6	(0.7)	0.1
Net interest income (expense) after provision for credit losses	670.4	265.7	477.6	(72.9)
Non-interest income	187.8	45.7	106.8	35.3
Salaries and employee benefits	193.5	37.1	41.0	115.4
Other non-interest expense (1)	350.9	140.9	316.2	(106.2)
Income (loss) before provision for income taxes	313.8	133.4	227.2	(46.8)
Income tax expense (benefit)	53.3	23.4	39.5	(9.6)
Net income (loss)	$260.5	$110.0	$187.7	$(37.2)

Nine Months Ended September 30, 2025:	(in millions)
Interest income	$3,475.5	$1,841.6	$903.3	$730.6
Interest expense	1,376.9	472.3	477.3	427.3
Funds transfer pricing	—	(392.0)	882.7	(490.7)
Net interest income (expense)	2,098.6	977.3	1,308.7	(187.4)
Provision for (recovery of) credit losses	151.1	146.9	9.1	(4.9)
Net interest income (expense) after provision for credit losses	1,947.5	830.4	1,299.6	(182.5)
Non-interest income	463.5	120.9	272.3	70.3
Salaries and employee benefits	555.8	116.6	123.2	316.0
Other non-interest expense (1)	1,003.7	400.1	874.1	(270.5)
Income (loss) before provision for income taxes	851.5	434.6	574.6	(157.7)
Income tax expense (benefit)	154.1	73.9	99.1	(18.9)
Net income (loss)	$697.4	$360.7	$475.5	$(138.8)
(1)    The composition of Other non-interest expense is consistent with Non-interest expense as presented in the Consolidated Income Statement.

18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue streams within the scope of ASC 606 include banking service charges and fees, disbursement and escrow fees, and interchange fees on credit and debit cards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Banking service charges and fees	$23.7	$16.6	$63.4	$51.2
Disbursements and escrow fees	19.1	3.4	76.0	7.4
Interchange fees	4.0	2.2	13.2	6.7
Other fees	4.6	2.3	11.8	5.7
Total revenue from contracts with customers	$51.4	$24.5	$164.4	$71.0
The Company had unsatisfied performance obligations of approximately $4 million and $3 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Other liabilities on the Consolidated Balance Sheet.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, statements regarding our expectations with respect to our business, financial and operating results, including our deposits and deposit optimization strategy, liquidity and funding, changes in economic conditions and the related impact on the Company's business, and statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar statements concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and are subject to certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from historical or expected results: 1) adverse financial market and economic conditions, including the effects of inflation and any recession in the United States, adverse developments in the financial services industry generally, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers, and any related impact on customer behavior, the potential impact on borrowers of supply chain disruptions and the economic and market impacts of geopolitical conflicts; 2) changes in interest rates and increased rate competition; 3) the discontinuation of or substantial changes to interest rate benchmarks utilized in our lending, borrowing and hedging activities; 4) exposure of financial instruments to certain market risks that may increase the volatility of earnings and AOCI; 5) the inherent risk associated with accounting estimates, including the impact to the allowance, provision for credit losses, and capital levels; 6) exposure to natural and man-made disasters in markets where we operate and the impact of climate change and sustainability practices on us and our customers; 7) the potential adverse effects of unusual and infrequently occurring events, such as terrorist acts or public health events, and of governmental and societal responses thereto; 8) higher defaults on our loan portfolio than we expect; 9) increased foreclosures and ownership of real property; 10) changes in management's estimate of the adequacy of the allowance for credit losses; 11) dependency on real estate and events that negatively impact the real estate market; 12) concentrations in certain business lines or product types within our loan portfolio; 13) residual risk retained by us on reference pools covered by credit linked notes; 14) exposures related to the properties to which we acquire title; 15) ability to compete in a highly competitive market; 16) expansion strategies through acquisitions or implementation of new lines of business or new products and services that may not be successful and supervisory actions by regulatory agencies which may limit our ability to pursue certain growth opportunities; 17) uncertainty associated with digital payment initiatives; 18) ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of our senior management team; 19) ability to meet capital adequacy and liquidity requirements and the sufficiency of liquidity; 20) dependence on low-cost deposits; 21) risks related to representations and warranties made on third-party loan sales; 22) ability to borrow from the FHLB or the FRB; 23) a change in our creditworthiness; 24) information security breaches; 25) reliance on third parties to provide key components of our infrastructure; 26) perpetration of fraud; 27) ability to implement and improve our controls and processes to keep pace with growth; 28) risk of operating in a highly regulated industry and our ability to remain in compliance; 29) ability to adapt to technological change; 30) technological risks and developments and cyber threats, attacks or events; 31) emerging external focus among regulators and other officials related to risks in connection with the development and use of artificial intelligence; 32) failure to comply with state and federal banking agency laws and regulations; 33) results of any tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws; 34) risks related to ownership and price of our preferred and common stock; 35) ability to continue to declare quarterly dividends; 36) additional regulatory requirements resulting from our continued growth; 37) management's estimates and projections of interest rates and interest rate policies; 38) the execution of our business plan; 39) the outcome of legal proceedings, the amount of funds and/or collateral that may be available for repayment of loans, and any adverse economic or other events impacting the collateral, borrower or guarantors with respect to loans.

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
Recent Market and Banking Industry Developments
Deposit Optimization Strategy
During the second quarter of 2026, the Company initiated a deposit optimization strategy designed to improve profitability by reducing higher-cost deposit balances. This strategy aims to reposition the Company’s funding mix by lowering deposit costs and improving net interest margin over time. These efforts continued to reduce higher-cost period-end deposits compared with the prior two quarters. During the third quarter of 2026, the Company transitioned out approximately $3.0 billion of higher-cost deposits, bringing the cumulative reduction since the initiative began to approximately $4.5 billion.
CRE Exposure
The Company's loan portfolio includes significant credit exposure to the CRE market, with CRE related loans comprising approximately 27% of total loans at September 30, 2026 and December 31, 2025. Approximately 13% and 14% of CRE loans, excluding construction and land loans, were owner occupied at September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company recognized gross charge-offs on CRE non-owner occupied loans totaling $25.7 million and $85.4 million, respectively. As the Company continues to focus on moving nonperforming loans through its standard credit resolution process, the Company took possession of two CRE office properties during the nine months ended September 30, 2026. While the Company believes its reserve levels are adequate, CRE market conditions may worsen, which could result in further deterioration of asset quality in this portfolio.
Legal Disputes Related to Credit Facilities
Cantor Group V, LLC
In August 2025, the Bank initiated a lawsuit in Los Angeles Superior Court against Cantor Group V, LLC and certain individual guarantors in connection with the Bank's note finance revolving credit facility to Cantor Group V, LLC, alleging fraud by the borrower for failing to provide collateral loans in the first position, seeking appointment of a receiver and recovery of funds, and seeking other forms of relief and damages related to claims against the borrower. In addition, under certain circumstances such as fraud, the Bank holds both a limited guaranty and full guaranty from two ultra-high net worth individuals. As of September 30, 2025, the Bank moved the $98.5 million facility to nonaccrual status and established a specific allowance of $29.6 million for this loan. Management reevaluated the existing collateral based on updated “as-is” appraisals and due to the expected duration of the resolution process, recognized a charge-off of $26.1 million from the previously established reserve during the three months ended March 31, 2026.
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
Financial Results Highlights for the Third Quarter of 2026
Profitability
•Net income available to common stockholders of $266.9 million and diluted earnings per share of $2.45, increased 6.7% and 7.5%, respectively, from $250.2 million and $2.28, respectively, for the third quarter 2025
•Net revenue of $1.0 billion, increased 8.1% from $938.2 million for the third quarter 2025, while non-interest expense of $595.1 million increased 9.3% from $544.4 million over the same period
•PPNR1 of $419.1 million, increased 6.4% from $393.8 million in the third quarter 2025
•Efficiency ratio1 increased to 58.1% from 57.4% in the third quarter 2025, while the efficiency ratio, adjusted for deposit costs1 increased to 50.0% from 47.8% over the same period
•Net interest margin increased 4 basis points to 3.57% from 3.53% in the third quarter 2025
Balance Sheet Performance
•Loans HFI increased $2.9 billion, or 4.9%, to $61.5 billion from December 31, 2025
•Deposits increased $4.6 billion, or 6.0%, to $81.8 billion from December 31, 2025
Credit Quality
•Nonaccrual loans to funded HFI loans improved to 0.79% from 0.85% at December 31, 2025
•Nonperforming assets (nonaccrual loans and repossessed assets) improved to 0.66% of total assets from 0.69% at December 31, 2025
•Allowance for loan losses to funded HFI loans ratio increased 5 basis points to 0.83% from 0.78% at December 31, 2025
•Allowance for loan losses to nonaccrual loans ratio increased to 106% from 92% at December 31, 2025
•Annualized net loan charge-offs to average loans outstanding were 0.30%, compared to 0.22% for the third quarter 2025
Capital and Shareholder Returns
•Total equity of $7.9 billion, flat from December 31, 2025
•CET1 ratio of 10.9% and tangible common equity ratio1 of 6.9%, compared to 11.0% and 7.3%, respectively, at December 31, 2025
•Book value per common share increased $0.94, or 1.4%, to $68.14 from $67.20 at December 31, 2025
•Tangible book value per share, net of tax1, increased $0.93, or 1.5%, to $62.22 from $61.29 at December 31, 2025
•Share repurchases of $92.1 million or 1.2 million shares at an average price per share of $79.78
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2026.

1 See Non-GAAP Financial Measures section beginning on page 65.

Asset Quality
Asset quality is a key factor in assessing a banking institution’s overall financial condition and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes the Company's key asset quality metrics for loans HFI:

	September 30, 2026	December 31, 2025
	(dollars in millions)
Nonaccrual loans	$485	$500
Repossessed assets	165	137
Non-performing assets	837	817
Nonaccrual loans to funded HFI loans	0.79%	0.85%
Nonaccrual loans and repossessed assets to total assets	0.66	0.69
Allowance for loan losses to funded HFI loans	0.83	0.78
Allowance for credit losses to funded HFI loans	0.93	0.87
Allowance for loan losses to nonaccrual loans	106	92
Allowance for credit losses to nonaccrual loans	118	102
Net charge-offs to average loans outstanding (1)	0.30	0.24
(1)Annualized on an actual/actual basis for the three months ended September 30, 2026. Actual year-to-date for the year ended December 31, 2025.
Results of Operations and Financial Condition
As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026			2025
	(dollars in millions, except per share amounts)
Net income / as adjusted (1)	$277.2	$260.5	$735.2	/	$797.3	$697.4
Net income available to common stockholders / as adjusted (1)	266.9	250.2	704.3	/	766.4	673.3
Earnings per share - basic	2.45	2.30	6.45			6.18
Earnings per share - diluted / as adjusted (1)	2.45	2.28	6.43	/	7.01	6.14
Return on average assets / as adjusted (1)	1.12%	1.13%	1.01%	/	1.10%	1.07%
Return on average equity	13.6	13.6	12.2			12.8
Return on average tangible common equity / as adjusted (1)	15.5	15.6	13.8	/	15.0	14.7
Net interest margin	3.57	3.53	3.55			3.51
(1) See Non-GAAP Financial Measures section beginning on page 65.

	September 30, 2026	December 31, 2025
	(in millions)
Total assets	$98,072	$92,774
Loans HFS	3,951	3,498
Loans HFI, net of deferred fees and costs	61,549	58,677
Investment securities, net of allowance for credit losses	20,239	20,438
Total deposits	81,755	77,159
Other borrowings	5,613	5,240
Qualifying debt	1,053	1,076
Total equity	7,947	7,946
Tangible common equity, net of tax (1)	6,720	6,711
(1) See Non-GAAP Financial Measures section beginning on page 65.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview:

	Three Months Ended September 30,		Increase (Decrease)	Change %	Nine Months Ended September 30,		Increase (Decrease)	Change %
	2026	2025			2026	2025
	(dollars in millions, except per share amounts)
Consolidated Income Statement Data:
Interest income	$1,257.3	$1,225.5	$31.8	2.6%	$3,677.4	$3,475.5	$201.9	5.8%
Interest expense	449.7	475.1	(25.4)	(5.3)	1,306.6	1,376.9	(70.3)	(5.1)
Net interest income	807.6	750.4	57.2	7.6	2,370.8	2,098.6	272.2	13.0
Provision for credit losses	80.0	80.0	—	—	373.6	151.1	222.5	147.3
Net interest income after provision for credit losses	727.6	670.4	57.2	8.5	1,997.2	1,947.5	49.7	2.6
Non-interest income	206.6	187.8	18.8	10.0	658.0	463.5	194.5	42.0
Non-interest expense	595.1	544.4	50.7	9.3	1,752.8	1,559.5	193.3	12.4
Income before provision for income taxes	339.1	313.8	25.3	8.1	902.4	851.5	50.9	6.0
Income tax expense	61.9	53.3	8.6	16.1	167.2	154.1	13.1	8.5
Net income	277.2	260.5	16.7	6.4	735.2	697.4	37.8	5.4
Net income attributable to noncontrolling interest	7.1	7.1	—	—	21.3	14.5	6.8	46.7
Net income attributable to Western Alliance	270.1	253.4	16.7	6.6	713.9	682.9	31.0	4.5
Dividends on preferred stock	3.2	3.2	—	—	9.6	9.6	—	—
Net income available to common stockholders	$266.9	$250.2	$16.7	6.7%	$704.3	$673.3	$31.0	4.6%
Earnings per share:
Basic	$2.45	$2.30	$0.15	6.5%	$6.45	$6.18	$0.27	4.4%
Diluted	2.45	2.28	0.17	7.5	6.43	6.14	0.29	4.7

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
The following table shows the components used in the calculation of PPNR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net interest income	$807.6	$750.4	$2,370.8	$2,098.6
Total non-interest income	206.6	187.8	658.0	463.5
Net revenue	$1,014.2	$938.2	$3,028.8	$2,562.1
Total non-interest expense	595.1	544.4	1,752.8	1,559.5
Pre-provision net revenue	$419.1	$393.8	$1,276.0	$1,002.6
Less:
Provision for credit losses	80.0	80.0	373.6	151.1
Income tax expense	61.9	53.3	167.2	154.1
Net income	$277.2	$260.5	$735.2	$697.4
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which measures non-interest expense as a ratio of net revenue on a tax equivalent basis. Management uses this ratio as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Total non-interest expense	$595.1	$544.4	$1,752.8	$1,559.5
Less: Deposit costs	165.4	175.1	507.9	459.3
Total non-interest expense, excluding deposit costs	429.7	369.3	1,244.9	1,100.2
Divided by:
Total net interest income	807.6	750.4	2,370.8	2,098.6
Plus:
Tax equivalent interest adjustment	10.4	9.7	30.7	30.1
Total non-interest income	206.6	187.8	658.0	463.5
Less: Deposit costs	165.4	175.1	507.9	459.3
	$859.2	$772.8	$2,551.6	$2,132.9
Efficiency ratio - tax equivalent basis	58.1%	57.4%	57.3%	60.2%
Efficiency ratio - tax equivalent basis, adjusted for deposit costs	50.0	47.8	48.8	51.6

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

	September 30, 2026	December 31, 2025
	(dollars and shares in millions)
Total equity	$7,947	$7,946
Less:
Preferred stock	295	295
Noncontrolling interest in subsidiary	293	293
Total common equity	7,359	7,358
Less: goodwill and intangible assets, net	642	649
Total tangible common equity	6,717	6,709
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible common equity, net of tax	$6,720	$6,711

Total assets	$98,072	$92,774
Less: goodwill and intangible assets, net	642	649
Tangible assets	97,430	92,125
Plus: deferred tax - attributed to intangible assets	3	2
Total tangible assets, net of tax	$97,433	$92,127

Tangible common equity ratio	6.9%	7.3%
Common shares outstanding	108.0	109.5
Book value per common share	$68.14	$67.20
Tangible book value per common share, net of tax	62.22	61.29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Net income available to common stockholders	$266.9	$250.2	$704.3	$673.3
Divided by:
Average equity	$8,079	$7,607	$8,070	$7,289
Less:
Average goodwill and intangible assets	643	652	646	655
Average preferred stock	295	295	295	295
Average noncontrolling interest in subsidiary	293	293	293	202
Average tangible common equity	$6,848	$6,367	$6,836	$6,137
Return on average tangible common equity	15.5%	15.6%	13.8%	14.7%

The adjusted non-GAAP revenue, earnings and return metrics presented below for the nine months ended September 30, 2026 exclude, as applicable, the provision for credit losses related to the charge-off of the remaining Leucadia Asset Management LLC loan balance and gains on investment security sales executed during the three months ended March 31, 2026 as part of the Company's mitigation strategy.
Net Revenue and Pre-Provision Net Revenue, As Adjusted

(in millions)
Net revenue	$3,028.8
Adjusted for:
Gain on sales of investment securities	(50.5)
Net revenue, as adjusted	2,978.3
Total non-interest expense	1,752.8
Pre-provision net revenue, as adjusted	$1,225.5
Less:
Provision for credit losses	373.6
Income tax expense	167.2
Gain on sales of investment securities	(50.5)
Net income	$735.2
Earnings per Share, As Adjusted

(in millions, except per share data)
Net income	$735.2
Adjusted for:
Gain on sales of investment securities	(50.5)
Provision for credit losses on Leucadia Asset Management LLC	126.4
Tax effect of adjustments	(13.8)
Net income, as adjusted	$797.3
Net income attributable to noncontrolling interest	21.3
Dividends on preferred stock	9.6
Net income available to common stockholders, as adjusted	$766.4
Diluted shares	108.1
Diluted earnings per share, as adjusted	$7.01
Return on Average Assets, As Adjusted

(dollars in millions)
Net income, as adjusted	$797.3
Divided by: Average assets	97,305
Return on average assets, as adjusted	1.10%
Return on Average Tangible Common Equity, As Adjusted

(dollars in millions)
Net income available to common stockholders, as adjusted	$766.4
Divided by:
Average equity	8,070
Less:
Average goodwill and intangible assets	646
Average preferred stock	295
Average noncontrolling interest in subsidiary	293
Average tangible common equity	$6,836
Return on average tangible common equity, as adjusted	15.0%

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

	September 30, 2026	December 31, 2025
	(dollars in millions)
Common equity tier 1:
Common equity	$7,359	$7,358
Less:
Non-qualifying goodwill and intangibles	623	633
Disallowed deferred tax asset	133	67
AOCI related adjustments	(786)	(341)
Unrealized loss on changes in fair value liabilities	—	(4)
Common equity tier 1	$7,389	$7,003
Divided by: Risk-weighted assets	$67,756	$63,408
Common equity tier 1 ratio	10.9%	11.0%

Common equity tier 1	$7,389	$7,003
Plus: Preferred stock, trust preferred securities, and noncontrolling interest in subsidiary	669	669
Tier 1 capital	$8,058	$7,672
Divided by: Tangible average assets	$97,948	$94,007
Tier 1 leverage ratio	8.2%	8.2%

Total capital:
Tier 1 capital	$8,058	$7,672
Plus:
Subordinated debt	853	990
Adjusted allowances for credit losses	587	523
Tier 2 capital	$1,440	$1,513
Total capital	$9,498	$9,185
Divided by: Risk-weighted assets	$67,756	$63,408
Total capital ratio	14.0%	14.5%

Classified assets to tier 1 capital plus allowance:
Classified assets	$1,091	$1,088
Divided by: Tier 1 capital	8,058	7,672
Plus: Adjusted allowances for credit losses	587	523
Total Tier 1 capital plus adjusted allowances for credit losses	$8,645	$8,195
Classified assets to tier 1 capital plus allowance	12.6%	13.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$5,858	$90.3	6.12%	$5,009	$77.1	6.11%
Loans HFI:
Commercial and industrial	29,591	451.2	6.09	25,216	410.9	6.51
CRE - non-owner occupied	10,417	172.6	6.57	10,473	190.8	7.23
CRE - owner occupied	1,557	24.2	6.18	1,688	25.2	6.05
Construction and land development	4,212	82.1	7.79	4,233	88.8	8.32
Residential real estate	15,002	160.8	4.25	14,557	155.1	4.23
Consumer	15	0.3	7.14	24	0.4	7.43
Total loans HFI (1), (2), (3), (4)	60,794	891.2	5.84	56,191	871.2	6.18
Investment securities:
Taxable	18,675	213.8	4.54	17,794	208.2	4.64
Tax-exempt	2,349	24.3	5.21	2,193	23.5	5.32
Total investment securities (1)	21,024	238.1	4.62	19,987	231.7	4.72
Cash and other	3,200	37.7	4.68	4,147	45.5	4.35
Total interest earning assets	90,876	1,257.3	5.53	85,334	1,225.5	5.74
Non-interest earning assets
Cash and due from banks	426			397
Allowance for loan losses	(509)			(414)
Bank owned life insurance	1,078			1,038
Other assets	5,933			4,957
Total assets	$97,804			$91,312
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$19,766	$110.9	2.22%	$16,071	$101.4	2.50%
Savings and money market accounts	25,052	177.3	2.81	23,373	189.4	3.21
Certificates of deposit	10,088	94.3	3.71	10,124	107.4	4.21
Total interest bearing deposits	54,906	382.5	2.76	49,568	398.2	3.19
Short-term borrowings	2,678	28.3	4.19	2,577	30.2	4.66
Long-term debt	1,601	21.5	5.33	2,905	40.4	5.52
Qualifying debt	1,067	17.4	6.48	678	6.3	3.63
Total interest bearing liabilities	60,252	449.7	2.96	55,728	475.1	3.38
Interest cost of funding earning assets			1.96			2.21
Non-interest bearing liabilities
Non-interest bearing deposits	27,919			26,438
Other liabilities	1,554			1,539
Equity	8,079			7,607
Total liabilities and equity	$97,804			$91,312
Net interest income and margin (5)		$807.6	3.57%		$750.4	3.53%
(1)Yields on loans and securities have been adjusted to a tax equivalent basis. The taxable-equivalent adjustment was $10.4 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively.
(2)Included in the yield computation are net loan fees of $23.9 million and $28.1 million for the three months ended September 30, 2026 and 2025, respectively.
(3)Interest income includes a reduction for earnings credits totaling $56.7 million and $64.9 million for the three months ended September 30, 2026 and 2025, respectively.
(4)Includes nonaccrual loans.
(5)Net interest margin is computed by dividing net interest income on a tax equivalent basis by total average earning assets, annualized on an actual/actual basis.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in millions)
Interest earning assets
Loans HFS	$5,661	$255.4	6.03%	$4,725	$217.7	6.16%
Loans HFI:
Commercial and industrial	28,512	1,290.9	6.10	24,056	1,168.9	6.55
CRE - non-owner occupied	10,343	512.0	6.62	10,247	547.8	7.15
CRE - owner occupied	1,608	72.9	6.08	1,785	80.7	6.15
Construction and land development	4,130	239.3	7.78	4,309	269.2	8.36
Residential real estate	14,832	467.3	4.21	14,435	457.5	4.24
Consumer	17	0.9	7.07	34	1.8	6.99
Total loans HFI (1), (2), (3), (4)	59,442	2,583.3	5.84	54,866	2,525.9	6.18
Investment securities:
Taxable	18,618	629.4	4.52	15,322	529.2	4.62
Tax-exempt	2,314	74.0	5.40	2,221	72.0	5.44
Total investment securities (1)	20,932	703.4	4.62	17,543	601.2	4.72
Cash and other	4,469	135.3	4.05	3,909	130.7	4.47
Total interest earning assets	90,504	3,677.4	5.48	81,043	3,475.5	5.78
Non-interest earning assets
Cash and due from banks	504			358
Allowance for loan losses	(485)			(405)
Bank owned life insurance	1,069			1,026
Other assets	5,713			4,862
Total assets	$97,305			$86,884
Interest bearing liabilities
Interest bearing deposits:
Interest bearing demand accounts	$19,346	$312.9	2.16%	$15,883	$298.5	2.51%
Savings and money market accounts	24,887	520.5	2.80	22,113	524.7	3.17
Certificates of deposit	9,897	280.3	3.79	10,076	331.1	4.39
Total interest bearing deposits	54,130	1,113.7	2.75	48,072	1,154.3	3.21
Short-term borrowings	2,984	91.6	4.10	2,452	86.7	4.72
Long-term debt	1,371	57.0	5.56	2,686	112.1	5.58
Qualifying debt	1,072	44.3	5.52	800	23.8	3.97
Total interest bearing liabilities	59,557	1,306.6	2.93	54,010	1,376.9	3.41
Interest cost of funding earning assets			1.93			2.27
Non-interest bearing liabilities
Non-interest bearing deposits	28,209			24,051
Other liabilities	1,469			1,534
Equity	8,070			7,289
Total liabilities and equity	$97,305			$86,884
Net interest income and margin (5)		$2,370.8	3.55%		$2,098.6	3.51%
(1)Yields on loans and securities have been adjusted to a tax equivalent basis. The taxable-equivalent adjustment was $30.7 million and $30.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Included in the yield computation are net loan fees of $73.3 million and $77.4 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)Interest income includes a reduction for earnings credits totaling $157.9 million and $184.3 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)Includes nonaccrual loans.
(5)Net interest margin is computed by dividing net interest income on a tax equivalent basis by total average earning assets, annualized on an actual/actual basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 versus 2025			2026 versus 2025
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in millions)
Interest income:
Loans HFS	$13.1	$0.1	$13.2	$42.2	$(4.5)	$37.7
Loans HFI:
Commercial and industrial	66.7	(26.4)	40.3	201.7	(79.7)	122.0
CRE - non-owner occupied	(0.9)	(17.3)	(18.2)	4.8	(40.6)	(35.8)
CRE - owner occupied	(2.0)	1.0	(1.0)	(8.0)	0.2	(7.8)
Construction and land development	(0.4)	(6.3)	(6.7)	(10.4)	(19.5)	(29.9)
Residential real estate	4.8	0.9	5.7	12.5	(2.7)	9.8
Consumer	(0.2)	0.1	(0.1)	(0.9)	—	(0.9)
Total loans HFI	68.0	(48.0)	20.0	199.7	(142.3)	57.4
Investment securities:
Taxable	10.1	(4.5)	5.6	111.4	(11.2)	100.2
Tax-exempt	1.6	(0.8)	0.8	3.0	(1.0)	2.0
Total investment securities	11.7	(5.3)	6.4	114.4	(12.2)	102.2
Cash and other	(11.2)	3.4	(7.8)	17.0	(12.4)	4.6
Total interest income	81.6	(49.8)	31.8	373.3	(171.4)	201.9

Interest expense:
Interest bearing demand accounts	20.7	(11.2)	9.5	56.0	(41.6)	14.4
Savings and money market accounts	11.9	(24.0)	(12.1)	58.0	(62.2)	(4.2)
Certificates of deposit	(0.3)	(12.8)	(13.1)	(5.1)	(45.7)	(50.8)
Total deposits	32.3	(48.0)	(15.7)	108.9	(149.5)	(40.6)
Short-term borrowings	1.1	(3.0)	(1.9)	16.3	(11.4)	4.9
Long-term debt	(17.5)	(1.4)	(18.9)	(54.7)	(0.4)	(55.1)
Qualifying debt	6.3	4.8	11.1	11.2	9.3	20.5
Total interest expense	22.2	(47.6)	(25.4)	81.7	(152.0)	(70.3)

Net change	$59.4	$(2.2)	$57.2	$291.6	$(19.4)	$272.2
(1)    Changes attributable to both volume and rate are designated as volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2026, interest income totaled $1.3 billion, an increase of $31.8 million, or 2.6%, from the same period in 2025. The increase primarily reflected $20.0 million in higher interest income from loans HFI and $13.2 million from loans HFS, driven by increases in average balances of $4.6 billion and $849 million, respectively.
For the nine months ended September 30, 2026, interest income totaled $3.7 billion, an increase of $201.9 million, or 5.8%, from $3.5 billion for the same period in 2025. This increase was primarily the result of higher interest income from investment securities, loans HFI, and loans HFS, which increased by $102.2 million, $57.4 million, and $37.7 million, respectively, largely due to higher average balances for each of these asset categories of $3.4 billion, $4.6 billion, and $936 million, respectively.
For the three months ended September 30, 2026, interest expense totaled $449.7 million, a decrease of $25.4 million, or 5.3%, compared to $475.1 million for the same period in 2025. The decrease was driven by lower interest expense on long-term debt and deposits, which declined $18.9 million and $15.7 million, respectively. The decrease in interest expense on long-term debt was due to a $1.3 billion reduction in the average balance, while lower rates drove the decline in interest expense on deposits. These decreases were partially offset by an increase in interest expense on qualifying debt of $11.1 million as a result of a $389 million increase in the average balance and higher interest rates.
For the nine months ended September 30, 2026, interest expense totaled $1.3 billion, a decrease of $70.3 million, or 5.1%, compared to $1.4 billion for the same period in 2025. The decline was driven by lower interest expense on long-term debt and deposits, which declined $55.1 million and $40.6 million, respectively. The decrease in interest expense on long-term debt was due to a $1.3 billion reduction in the average balance, while lower rates drove the decline in interest expense on deposits. These decreases were partially offset by an increase in interest expense on qualifying debt of $20.5 million, as a result of a $272 million increase in the average balance and higher rates.
For the three months ended September 30, 2026, net interest income totaled $807.6 million, an increase of $57.2 million, or 7.6%, compared to $750.4 million for the same period in 2025. The increase in net interest income was driven by an increase in average interest earning assets of $5.5 billion and lower rates on interest bearing deposits, partially offset by lower yields on interest earning assets and higher average interest bearing liability balances. Net interest margin improved 4 basis points to 3.57%, as lower funding costs driven by the lower-rate environment compared to the third quarter of 2025 more than offset the impact of declining yields on interest earning assets.
For the nine months ended September 30, 2026, net interest income totaled $2.4 billion, an increase of $272.2 million, or 13.0%, compared to $2.1 billion for the same period in 2025. The increase in net interest income was driven by an increase in average interest earning assets of $9.5 billion and lower rates on interest bearing deposits, partially offset by lower yields on interest earning assets and higher average interest bearing liability balances. Net interest margin improved 4 basis points to 3.55%, as lower funding costs more than offset the impact of lower yields on interest earning assets.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans, unfunded loan commitments, and investment securities. The provision is equal to the amount required to maintain the ACL at a level adequate to absorb estimated lifetime credit losses in the loan and investment securities portfolios based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and nine months ended September 30, 2026, the Company recorded a provision for credit losses of $80.0 million and $373.6 million, compared to $80.0 million and $151.1 million for the three and nine months ended September 30, 2025. The provision for credit losses for the three and nine months ended September 30, 2026 is primarily reflective of net loan charge-offs of $45.8 million and $309.3 million, respectively, as well as loan growth and provisioning for macroeconomic risks associated with the higher interest rate environment. Loan charge-offs for the nine months ended September 30, 2026 included $126.4 million for the remaining balance of the Leucadia Asset Management LLC loan and $26.1 million from the specific reserve previously established on the Cantor Group V, LLC loan.
Non-interest Income
The following table presents a summary of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)	Change %	Nine Months Ended September 30,		Increase (Decrease)	Change %
	2026	2025			2026	2025
	(dollars in millions)
Commercial banking income and related fees	$78.7	$52.4	$26.3	50.2%	$248.2	$139.5	$108.7	77.9%
Net gain on mortgage loan origination and sale activities	55.7	75.5	(19.8)	(26.2)	181.8	164.4	17.4	10.6
Net loan servicing revenue	23.8	19.1	4.7	24.6	53.8	79.2	(25.4)	(32.1)
Income from bank owned life insurance	12.9	11.8	1.1	9.3	34.4	34.2	0.2	0.6
Gain on sales of investment securities	16.8	8.5	8.3	97.6	70.3	22.0	48.3	219.5
Fair value gain (loss) adjustments, net	0.5	2.9	(2.4)	(82.8)	8.4	(0.7)	9.1	(1300.0)
Income from equity investments	7.8	7.8	—	—	33.0	5.9	27.1	459.3
Other income	10.4	9.8	0.6	6.1	28.1	19.0	9.1	47.9
Total non-interest income	$206.6	$187.8	$18.8	10.0%	$658.0	$463.5	$194.5	42.0%
Total non-interest income for the three months ended September 30, 2026 increased $18.8 million, or 10.0%, from the same period in 2025, primarily reflecting higher commercial banking income and related fees and gains on investment securities sales, partially offset by lower net gain on mortgage loan origination and sales activities. Commercial banking income and related fees increased $26.3 million, driven by higher disbursement and other commercial banking fees. Gain on sales of investment securities increased $8.3 million, primarily due to higher securities sales volume. Net gain on mortgage loan origination and sale activities declined $19.8 million, primarily due to lower origination volumes and reduced secondary marketing revenues.

Total non-interest income for the nine months ended September 30, 2026 increased $194.5 million from the same period in 2025, primarily reflecting higher commercial banking income and related fees, gain on sales of investment securities, income from equity investments, and net gain on mortgage loan origination and sale activities. Commercial banking income and related fees rose $108.7 million, driven by higher disbursement and other commercial banking fees. Gain on sales of investment securities increased $48.3 million, reflecting a series of security sales executed by management during the first quarter of 2026 and additional sales thereafter. Income from equity investments increased $27.1 million, primarily driven by certain losses on solar investments in 2025 that did not recur and gains on warrant valuations in the current year. Net gain on mortgage loan origination and sale activities increased $17.4 million, as higher origination volumes boosted production revenue, partially offset by lower secondary marketing revenues. These increases were partially offset by a $25.4 million decrease in net loan servicing revenue, reflecting MSR fair value losses, net of hedging, from elevated market volatility, partially offset by higher servicing revenue from growth in the average servicing portfolio balance.
Non-interest Expense
The following table presents a summary of non-interest expense:

	Three Months Ended September 30,		Increase (Decrease)	Change %	Nine Months Ended September 30,		Increase (Decrease)	Change %
	2026	2025			2026	2025
	(dollars in millions)
Salaries and employee benefits	$226.1	$193.5	$32.6	16.8%	$635.9	$555.8	$80.1	14.4%
Deposit costs	165.4	175.1	(9.7)	(5.5)	507.9	459.3	48.6	10.6
Data processing	55.8	48.1	7.7	16.0	161.0	138.3	22.7	16.4
Legal, professional, and directors' fees	34.4	28.1	6.3	22.4	97.8	82.3	15.5	18.9
Insurance	25.5	24.5	1.0	4.1	78.5	99.8	(21.3)	(21.3)
Occupancy	22.4	16.8	5.6	33.3	62.7	50.9	11.8	23.2
Loan servicing expenses	17.0	15.0	2.0	13.3	51.3	51.5	(0.2)	(0.4)
Business development and marketing	10.2	5.6	4.6	82.1	28.0	17.6	10.4	58.9
Loan acquisition and origination expenses	8.5	7.3	1.2	16.4	25.2	18.3	6.9	37.6
Other expense	29.8	30.4	(0.6)	(2.0)	104.5	85.7	18.8	21.9
Total non-interest expense	$595.1	$544.4	$50.7	9.3%	$1,752.8	$1,559.5	$193.3	12.4%
Total non-interest expense for the three months ended September 30, 2026 increased $50.7 million from the same period in 2025, primarily due to higher salaries and employee benefits, partially offset by lower deposit costs. Salaries and employee benefits rose by $32.6 million, reflecting higher average salaries, incentive compensation, and employee headcount. Deposit costs decreased $9.7 million as deposit optimization efforts reduced ECR balances and rates.
Total non-interest expense for the nine months ended September 30, 2026 increased $193.3 million from the same period in 2025, primarily due to higher salaries and employee benefits, deposit costs, and data processing expenses. Salaries and employee benefits rose by $80.1 million, reflecting higher average salaries, incentive compensation, and employee headcount. Deposit costs increased $48.6 million, as average ECR related deposit balances increased approximately $4.4 billion to $30.4 billion. Data processing expenses increased $22.7 million due to higher software-related costs. These increases were partially offset by a decline in insurance expense of $21.3 million due to lower FDIC assessment fees.
Income Taxes
The Company's effective tax rate was 18.3% and 17.0% for the three months ended September 30, 2026 and 2025, respectively, and 18.5% and 18.1% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily attributable to an increase in pretax income.

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
The following tables present selected reportable segment information:

	Consolidated Company	Commercial	Consumer Related	Corporate & Other
At September 30, 2026:	(in millions)
Loans HFI, net of deferred fees and costs	$61,549	$37,065	$24,484	$—
Deposits	81,755	33,741	41,759	6,255

At December 31, 2025:
Loans HFI, net of deferred fees and costs	$58,677	$34,784	$23,893	$—
Deposits	77,159	30,806	40,466	5,887

Three Months Ended September 30, 2026:	(in millions)
Income (loss) before provision for income taxes	$339.1	$186.3	$230.4	$(77.6)

Nine Months Ended September 30, 2026:
Income (loss) before provision for income taxes	$902.4	$388.2	$708.5	$(194.3)

Three Months Ended September 30, 2025:
Income (loss) before provision for income taxes	$313.8	$133.4	$227.2	$(46.8)

Nine Months Ended September 30, 2025:
Income (loss) before provision for income taxes	$851.5	$434.6	$574.6	$(157.7)

BALANCE SHEET ANALYSIS
Total assets increased $5.3 billion, or 5.7%, to $98.1 billion at September 30, 2026, compared to $92.8 billion at December 31, 2025. Higher deposit levels supported an increase in cash of $1.7 billion, and also funded HFI and HFS loan growth. Loans HFI increased $2.9 billion, or 4.9%, to $61.5 billion as of September 30, 2026, compared to $58.7 billion as of December 31, 2025. By loan type, commercial and industrial, commercial real estate non-owner occupied, and residential real estate loans increased $2.2 billion, $357 million, and $285 million, respectively, from December 31, 2025. Loans HFS increased $453 million, or 13.0%, from $3.5 billion as of December 31, 2025, primarily reflecting increased early buyout activity, partially offset by higher sales activity and unfavorable fair value changes driven by higher interest rates.
Total liabilities increased $5.3 billion to $90.1 billion at September 30, 2026, compared to $84.8 billion at December 31, 2025 as total deposits increased $4.6 billion, or 6.0%, to $81.8 billion. By type, the increase in deposits from December 31, 2025 was driven by increases of $1.7 billion in interest bearing demand deposits, $1.4 billion in non-interest bearing deposits, $859 million in certificates of deposit, and $624 million in savings and money market accounts. Other borrowings increased $373 million from December 31, 2025, primarily due to an increase in overnight borrowings.
Total equity was unchanged at $7.9 billion at September 30, 2026 and December 31, 2025. Net income of $735.2 million for the nine months ended September 30, 2026 was offset by unrealized fair value losses on AFS securities, recorded net of tax in OCI, quarterly dividends totaling $168.6 million to common and preferred stockholders (including REIT preferred stockholders), and $145.7 million in share repurchases.
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
The following table summarizes the carrying value of the Company's investment securities portfolio:

	September 30, 2026	December 31, 2025	Increase (Decrease)	Change %
	(dollars in millions)
Debt securities
CLO	$3,206	$2,747	$459	16.7%
Commercial MBS issued by GSEs and GNMA	517	635	(118)	(18.6)
Corporate debt securities	203	297	(94)	(31.6)
Private label residential MBS	1,300	1,204	96	8.0
Residential MBS issued by GSEs and GNMA	7,396	7,230	166	2.3
Tax-exempt	2,286	2,221	65	2.9
U.S. Treasury securities	5,193	5,970	(777)	(13.0)
Other	74	68	6	8.8
Total debt securities	$20,175	$20,372	$(197)	(1.0)%

Equity securities
CRA investments	$27	$27	$—	—%
Preferred stock	50	52	(2)	(3.8)
Total equity securities	$77	$79	$(2)	(2.5)%
Total debt securities decreased $197 million from December 31, 2025 primarily due to sales of U.S. Treasury securities to secure gains, partially offset by purchases of CLOs during the nine months ended September 30, 2026.

Loans HFS
The Company purchases and originates residential mortgage loans that are held for sale or securitization through its AmeriHome mortgage banking business channel. Loans HFS totaled $4.0 billion at September 30, 2026, an increase of $453 million, or 13.0%, from $3.5 billion at December 31, 2025. The increase was primarily driven by higher early buyout activity, partially offset by increased sales activity and unfavorable fair value changes from higher interest rates.
Loans HFI
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2026	December 31, 2025	Increase (Decrease)	Change %
	(dollars in millions)
Mortgage finance	$7,029	$7,271	$(242)	(3.3)%
Municipal & nonprofit	1,704	1,648	56	3.4
Tech & innovation	4,631	4,128	503	12.2
Equity fund resources	1,466	1,233	233	18.9
Other commercial and industrial	15,569	13,789	1,780	12.9
CRE - owner occupied	1,460	1,533	(73)	(4.8)
Hotel franchise finance	4,912	4,185	727	17.4
Other CRE - non-owner occupied	6,025	6,455	(430)	(6.7)
Residential	13,848	13,403	445	3.3
Residential - EBO	713	828	(115)	(13.9)
Construction and land development	4,010	4,043	(33)	(0.8)
Other	182	161	21	13.0
Total loans HFI	61,549	58,677	2,872	4.9
Allowance for credit losses	(513)	(461)	(52)	11.3
Total loans HFI, net of allowance	$61,036	$58,216	$2,820	4.8%
Loans classified as HFI are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts on acquired and purchased loans, and an ACL. Net deferred loan fees of $128 million and $120 million reduced the carrying value of loans as of September 30, 2026 and December 31, 2025, respectively. Net unamortized purchase premiums on acquired and purchased loans of $202 million and $186 million increased the carrying value of loans as of September 30, 2026 and December 31, 2025, respectively.
Concentrations of Lending Activities
The Company monitors concentrations of lending activities at the product and borrower relationship level. As of September 30, 2026 and December 31, 2025, no borrower relationships at both the commitment and funded loan level exceeded 5% of total loans HFI.
Commercial and industrial loans made up 49% and 48% of total loans HFI as of September 30, 2026 and December 31, 2025, respectively. A subset of commercial and industrial loans consist of loans to NDFIs, which, as defined by regulatory guidance, are entities that provide services similar to traditional banks but do not accept deposits from the general public and are not regulated by Federal banking agencies.
The following table presents the balance of loans to NDFIs:

	September 30, 2026			December 31, 2025
	Amount	Percent of Loans to NDFIs	Percent of Total HFI Loans	Amount	Percent of Loans to NDFIs	Percent of Total HFI Loans
	(dollars in millions)
Mortgage credit intermediaries	$10,768	68.0%	17.5%	$10,101	68.8%	17.2%
Business credit intermediaries	3,599	22.7	5.8	3,340	22.8	5.7
Private equity funds	1,465	9.3	2.4	1,231	8.4	2.1
Total loans to NDFIs	$15,832	100.0%	25.7%	$14,672	100.0%	25.0%

In addition, the Company's loan portfolio includes significant credit exposure to the CRE market as CRE related loans accounted for approximately 27% of total loans at September 30, 2026 and December 31, 2025. Non-owner occupied CRE loans are loans where the primary source of repayment is rental income generated from the collateral property. Owner occupied CRE loans are loans secured by owner occupied non-farm nonresidential properties where the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties.
The following tables present the composition by property type and weighted average LTV of the Company’s CRE non-owner occupied loans:

	September 30, 2026
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$5,295	49.5%	8.6%	57.6%
Office	2,254	21.1	3.7	56.3
Retail	681	6.4	1.1	61.9
Multifamily	581	5.4	0.9	52.7
Industrial	432	4.0	0.7	44.8
Life sciences	407	3.8	0.7	53.4
Data center	308	2.9	0.5	51.6
Time share	268	2.5	0.4	45.0
Other	471	4.4	0.8	52.9
Total CRE - non-owner occupied	$10,697	100.0%	17.4%	55.8%
(1)    If current appraisals are not available, weighted average LTV is based on the most recent available information.

	December 31, 2025
	Amount	Percent of CRE-Non OO	Percent of Total HFI Loans	Weighted Average LTV (1)
	(dollars in millions)
Hotel	$4,546	44.0%	7.7%	52.0%
Office	2,142	20.7	3.6	60.1
Retail	758	7.3	1.3	51.8
Multifamily	748	7.2	1.3	55.9
Life sciences	478	4.6	0.8	52.5
Industrial	451	4.4	0.8	46.3
Time share	390	3.8	0.7	48.1
Data center	253	2.4	0.4	35.8
Other	574	5.6	1.0	50.5
Total CRE - non-owner occupied	$10,340	100.0%	17.6%	53.0%
(1)    If current appraisals are not available, weighted average LTV is based on the most recent available information.
The following table presents the Company’s CRE non-owner occupied loans by origination year as of September 30, 2026:

	Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
CRE - non-owner occupied	$1,552	$1,365	$906	$1,120	$3,044	$2,710	$10,697

The following table presents the scheduled maturities of the Company’s CRE non-owner occupied loans as of September 30, 2026:

(in millions)
2026	$1,258
2027	3,346
2028	2,054
2029	1,710
Thereafter	2,329
Total	$10,697
Approximately $2.3 billion, or 3.7%, of total loans HFI consisted of CRE non-owner occupied office loans as of September 30, 2026, compared to $2.1 billion, or 3.6%, as of December 31, 2025. Of the non-owner occupied office loan balance as of September 30, 2026, $387 million is scheduled to mature in the remainder of 2026.
As of September 30, 2026 and December 31, 2025, 13% and 14% of the Company's CRE loans, excluding construction and land loans, were owner occupied, respectively, with substantially all of these loans secured by first liens and had an initial loan-to-value ratio of generally not more than 75%.
Non-performing Assets
Non-performing loans decreased $8 million, or 1.2%, to $672 million at September 30, 2026, from $680 million at December 31, 2025.

	September 30, 2026	December 31, 2025
	(dollars in millions)
Total nonaccrual loans (1)	$485	$500
Loans past due 90 days or more on accrual status (2)	58	66
Accruing restructured loans	129	114
Total nonperforming loans	$672	$680
Other assets acquired through foreclosure, net	$165	$137
Nonaccrual HFI loans to funded HFI loans	0.79%	0.85%
Loans past due 90 days or more on accrual status to funded loans HFI (2)	0.09	0.11
(1)Includes loan modifications to borrowers experiencing financial difficulty of $37 million and $89 million at September 30, 2026 and December 31, 2025, respectively.
(2)Excludes government guaranteed residential mortgage loans of $214 million and $290 million at September 30, 2026 and December 31, 2025, respectively.
Interest income that would have been recorded under the original terms of nonaccrual loans was $9.4 million and $10.4 million for the three months ended September 30, 2026 and 2025, respectively, and $29.1 million and $26.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The composition of nonaccrual loans HFI by loan portfolio segment were as follows:

	September 30, 2026
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Tech & innovation	$11	2.3%	0.02%
Equity fund resources	1	0.2	0.00
Other commercial and industrial	211	43.5	0.34
Other CRE - non-owner occupied	173	35.7	0.28
Residential	13	2.7	0.02
Construction and land development	74	15.2	0.12
Other	2	0.4	0.01
Total nonaccrual loans	$485	100.0%	0.79%

	December 31, 2025
	Nonaccrual Balance	Percent of Nonaccrual Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	$4	0.8%	0.01%
Tech & innovation	20	4.0	0.03
Equity fund resources	1	0.2	0.00
Other commercial and industrial	120	24.0	0.20
CRE - owner occupied	3	0.6	0.01
Other CRE - non-owner occupied	228	45.6	0.38
Residential	12	2.4	0.02
Construction and land development	109	21.8	0.19
Other	3	0.6	0.01
Total nonaccrual loans	$500	100.0%	0.85%
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans HFI that were modified during the period by loan portfolio segment:

	Amortized Cost Basis at September 30, 2026
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
CRE - owner occupied	$—	$—	$7	$7	0.5%
Other CRE - non-owner occupied	48	—	—	48	0.8
Construction and land development	—	12	—	12	0.3
Total	$48	$12	$7	$67	0.1%

Nine Months Ended
Other commercial and industrial	$30	$2	$4	$36	0.2%
CRE - owner occupied	—	—	7	7	0.5
Other CRE - non-owner occupied	70	—	—	70	1.2
Construction and land development	—	12	—	12	0.3
Total	$100	$14	$11	$125	0.2%

	Amortized Cost Basis at September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Other commercial and industrial	$—	$—	$57	$57	0.4
Other CRE - non-owner occupied	—	—	50	50	0.7
Total	$—	$—	$107	$107	0.2%

Nine Months Ended
Tech & innovation	$—	$—	$18	$18	0.5%
Other commercial and industrial	—	—	58	58	0.4
Other CRE - non-owner occupied	—	—	50	50	0.7
Construction and land development	—	—	34	34	0.8
Total	$—	$—	$160	$160	0.3%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2026, modified loans of $129 million were current to 89 days delinquent and $37 million were on nonaccrual status. As of December 31, 2025, modified loans of $114 million were current to 89 days delinquent and $89 million were on nonaccrual status.
In the normal course of business, the Company also modifies EBO loans, which are delinquent FHA, VA, or USDA insured or guaranteed loans repurchased under the terms of the GNMA MBS program and can be repooled or resold when loans are brought current either through the borrower's reperformance or through successful completion of a loss mitigation retention solution. The following tables present the amortized cost basis of such EBO loans modified during the period:

	Amortized Cost Basis at September 30, 2026
	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Payment Delay		Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Residential - EBO	$25	$38	$—	$—	$63	8.8%

Nine Months Ended
Residential - EBO	$29	$51	$—		$80	11.2%

	Amortized Cost Basis at September 30, 2025
	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Payment Delay		Total	% of Total Class of Financing Receivable
Three Months Ended	(dollars in millions)
Residential EBO	$50	$47	$1		$98	10.3%

Nine Months Ended
Residential EBO	$67	$54	$1		$122	12.8%
The performance of these modified loans is monitored for 12 months following the modification. As of September 30, 2026, modified EBO loans consisted of $75 million in loans that were current to 89 days delinquent and $9 million in loans 90 days or more delinquent. As of December 31, 2025, modified EBO loans consisted of $27 million in loans that were current to 89 days delinquent and $123 million in loans 90 days or more delinquent.

Allowance for Credit Losses on Loans HFI
The ACL consists of an ACL on loans and on unfunded loan commitments. The ACL on AFS and HTM securities is estimated separately from loans and is discussed within the Investment Securities section.
The following table summarizes the allocation of the ACL on loans HFI by loan portfolio segment:

	September 30, 2026			December 31, 2025
	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI	Allowance for credit losses	Percent of total allowance for credit losses	Percent of loan type to total loans HFI
	(dollars in millions)
Mortgage finance	$6.7	1.3%	11.4%	$5.5	1.2%	12.4%
Municipal & nonprofit	16.3	3.2	2.8	13.0	2.8	2.8
Tech & innovation	55.6	10.8	7.5	44.8	9.7	7.0
Equity fund resources	4.4	0.8	2.4	2.6	0.6	2.1
Other commercial and industrial	193.9	37.8	25.3	184.7	40.2	23.6
CRE - owner occupied	5.6	1.1	2.4	3.4	0.7	2.6
Hotel franchise finance	49.6	9.7	8.0	37.7	8.2	7.1
Other CRE - non-owner occupied	110.3	21.5	9.8	110.4	24.0	11.0
Residential	26.7	5.2	22.5	23.7	5.1	22.8
Residential - EBO	—	—	1.1	—	—	1.4
Construction and land development	41.3	8.1	6.5	32.3	7.0	6.9
Other	2.4	0.5	0.3	2.5	0.5	0.3
Total	$512.8	100.0%	100.0%	$460.6	100.0%	100.0%
During the three months ended September 30, 2026 and 2025, annualized net loan charge-offs to average loans outstanding were 0.30% and 0.22%, respectively.
In addition to the ACL on funded loans HFI, the Company maintains a separate ACL related to off-balance sheet credit exposures, including unfunded loan commitments. This allowance balance totaled $61.6 million and $49.6 million at September 30, 2026 and December 31, 2025, respectively, and is included in Other liabilities on the Consolidated Balance Sheet.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential and actual problem loans, consisting of loans graded as Special Mention, Substandard, Doubtful, and Loss, that are still performing and are not individually evaluated for credit losses:

	September 30, 2026
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	2	$31	3.7%	0.05%
Tech & innovation	25	129	15.4	0.21
Other commercial and industrial	121	209	24.9	0.34
CRE - owner occupied	17	26	3.1	0.04
Hotel franchise finance	7	185	22.1	0.30
Other CRE - non-owner occupied	8	144	17.1	0.23
Residential	56	34	4.1	0.06
Construction and land development	5	77	9.2	0.13
Other	192	3	0.4	0.00
Total	433	$838	100.0%	1.36%

	December 31, 2025
	Number of Loans	Problem Loan Balance	Percent of Problem Loan Balance	Percent of Total Loans HFI
	(dollars in millions)
Municipal & nonprofit	1	$3	0.4%	0.01%
Tech & innovation	19	174	21.9	0.30
Equity fund resources	1	1	0.1	0.00
Other commercial and industrial	102	274	34.5	0.46
CRE - owner occupied	21	35	4.4	0.06
Hotel franchise finance	1	45	5.7	0.08
Other CRE - non-owner occupied	10	192	24.2	0.33
Residential	79	47	5.9	0.08
Construction and land development	2	20	2.5	0.03
Other	35	3	0.4	0.00
Total	271	$794	100.0%	1.35%
The classification of certain loans as of December 31, 2025, was revised to conform to the loan segmentation presented elsewhere in this Quarterly Report on Form 10‑Q.
Mortgage Servicing Rights
The fair value of the Company's MSRs related to residential mortgage loans totaled $1.6 billion and $1.5 billion as of September 30, 2026 and December 31, 2025, respectively.
The following is a summary of the UPB of loans underlying the Company's MSR portfolio by type:

	September 30, 2026	December 31, 2025
	(in millions)
FNMA and FHLMC	$31,595	$47,881
GNMA	36,707	25,017
Non-agency	6,322	4,642
Total unpaid principal balance of loans	$74,624	$77,540

Other Assets Acquired through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired through, or in-lieu-of, foreclosure. At September 30, 2026 and December 31, 2025, these assets totaled $165 million and $137 million, respectively, net of a valuation allowance of $4.6 million and $7.6 million, respectively, which consisted primarily of office properties. The Company held 27 properties at September 30, 2026, compared to 15 at December 31, 2025. The increase in the balance of other assets acquired through foreclosure from December 31, 2025 was primarily related to the acquisition of two CRE office properties during the nine months ended September 30, 2026 as the Company advanced nonperforming loans through its standard credit resolution process, with the goal of stabilizing leasing and occupancy, improving rental rates, and funding improvements from the net operating income generated by these properties prior to sale. This increase was partially offset by the transfer of one property with a net carrying value of $39 million to Premises and equipment due to a change in management intent.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill and intangible assets totaling $642 million and $649 million at September 30, 2026 and December 31, 2025, respectively.
The Company performs its annual goodwill and intangible assets impairment tests as of October 1 each year, or more often if events or circumstances indicate the carrying value may not be recoverable. During the three and nine months ended September 30, 2026 and 2025, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of September 30, 2026, the net DTA balance totaled $581 million, an increase of $232 million from $349 million at December 31, 2025. The overall increase in the net DTA was primarily the result of an increase in credit carryovers and a decrease in the fair market value of AFS securities.
The Company had no deferred tax valuation allowance as of September 30, 2026 and December 31, 2025.
Deposits
Deposits are the Company's primary source of funding asset growth. Deposits increased $4.6 billion, or 6.0%, to $81.8 billion at September 30, 2026, with growth tempered by the Company's deposit optimization efforts to reduce higher-cost deposits. By deposit type, growth in deposits is attributable to increases of $1.7 billion in interest bearing demand deposits, $1.4 billion in non-interest bearing deposits, $859 million in certificates of deposit, and $624 million in savings and money market accounts.
WAB is a participant in reciprocal deposit networks, such as IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2026, the Company had $16.6 billion of these reciprocal deposits, compared to $14.4 billion at December 31, 2025. At September 30, 2026 and December 31, 2025, the Company also had wholesale brokered deposits of $5.6 billion and $5.4 billion, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2026		2025
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$19,766	2.22%	$16,071	2.50%
Savings and money market accounts	25,052	2.81	23,373	3.21
Certificates of deposit	10,088	3.71	10,124	4.21
Total interest bearing deposits	54,906	2.76	49,568	3.19
Non-interest bearing deposits	27,919	—	26,438	—
Total deposits	$82,825	1.83%	$76,006	2.08%

	Nine Months Ended September 30,
	2026		2025
	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
Interest bearing demand accounts	$19,346	2.16%	$15,883	2.51%
Savings and money market accounts	24,887	2.80	22,113	3.17
Certificates of deposit	9,897	3.79	10,076	4.39
Total interest bearing deposits	54,130	2.75	48,072	3.21
Non-interest bearing deposits	28,209	—	24,051	—
Total deposits	$82,339	1.81%	$72,123	2.14%
In addition, certain customers with non-interest-bearing accounts receive earnings credits that can be used to offset applicable bank charges, and in certain cases, loan interest. The Company also pays referral fees for certain interest bearing or non-interest bearing deposits that are referred to the Bank. Deposits for which the Company provides account holders with excess earnings credits and referral fees totaled $26.7 billion and $25.1 billion at September 30, 2026 and December 31, 2025, respectively. The below table presents the income statement classification for total earnings credit and referral costs incurred on these deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Income statement line item
Interest income (1)	$56.7	$64.9	$157.9	$184.3
Commercial banking income and related fees (1)	8.6	5.4	25.3	14.0
Deposit costs (2)	158.4	169.1	489.0	441.7
Total earnings credit and referral costs	$223.7	$239.4	$672.2	$640.0
(1)    Earnings credits recorded as a reduction to Interest income and Commercial banking income and related fees.
(2)    Deposit costs also included other deposit related costs of $7.0 million and $6.0 million for the three months ended September 30, 2026 and 2025, respectively, and $18.9 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively, primarily associated with reciprocal deposits.
Other Borrowings
Short-Term Borrowings
The Company utilizes short-term borrowed funds to support short-term liquidity needs. The majority of these short-term borrowed funds consist of advances from the FHLB, repurchase agreements, and federal funds purchased from correspondent banks or the FHLB. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has repurchase facilities, collateralized by securities or loans sold under agreements to repurchase, including assets sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying assets. Total short-term borrowings increased $394 million to $4.2 billion at September 30, 2026, from $3.8 billion at December 31, 2025, driven by an increase in short-term FHLB advances.
Long-Term Borrowings
The Company's long-term borrowings consist of long-term FHLB borrowings and credit linked notes, inclusive of issuance costs. Total long-term borrowings of $1.4 billion at September 30, 2026 decreased $21 million from December 31, 2025, primarily due to principal paydowns on credit linked notes.
Equity
Total equity was unchanged at $7.9 billion at September 30, 2026 and December 31, 2025. Net income of $735.2 million for the nine months ended September 30, 2026 was offset by unrealized fair value losses on AFS securities of $393.8 million, recorded net of tax in OCI, quarterly dividends totaling $168.6 million to common and preferred stockholders (including REIT preferred stockholders), and share repurchases.
During the three and nine months ended September 30, 2026, the Company repurchased 1.2 million and 1.9 million shares of its common stock, respectively, at a weighted average price per share of $79.78 and $76.62, respectively. Payments, inclusive of commissions, fees, and taxes, totaled $93.2 million and $145.7 million for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company repurchased 0.1 million shares of its common stock at a weighted average price of $88.50, for a total payment of $10.6 million. As of September 30, 2026, the aggregate remaining approved amount under the Company's $300 million stock repurchase program was approximately $87.5 million.
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
As of September 30, 2026 and December 31, 2025, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the various banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in millions)
September 30, 2026
WAL	$9,498	$8,058	$67,756	$97,948	14.0%	11.9%	8.2%	10.9%
WAB	8,988	8,025	67,552	97,807	13.3	11.9	8.2	11.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2025
WAL	$9,185	$7,672	$63,408	$94,007	14.5%	12.1%	8.2%	11.0%
WAB	8,667	7,750	63,395	93,891	13.7	12.2	8.3	11.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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
The Company is also required to maintain specified levels of capital to remain in good standing with certain federal government agencies, including FNMA, FHLMC, GNMA, and HUD. These capital requirements are generally tied to the unpaid balances of loans included in the Company's servicing portfolio or loan production volume. Noncompliance with these capital requirements can result in various remedial actions up to, and including, removing the Company's ability to sell loans to and service loans on behalf of the respective agency. The Company believes that it is in compliance with these requirements as of September 30, 2026.

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
The Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2026 are presented in the following table:

September 30, 2026
(in millions)
FHLB:
Borrowing capacity	$14,288
Outstanding borrowings	5,200
Letters of credit	1,901
Total available credit	$7,187

FRB:
Borrowing capacity	$18,475
Outstanding borrowings	—
Total available credit	$18,475
The Company also maintains uncommitted warehouse borrowing repurchase agreements. As of September 30, 2026, borrowing capacity under these facilities was $2.1 billion, with no outstanding borrowings.
In addition to the funding sources above, the Company may utilize securities repurchase agreements and unsecured federal funds lines to meet its liquidity requirements. There were no outstanding borrowings on the Company's unsecured federal funds lines of credit as of September 30, 2026.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet financial obligations and support client activity during normal and stressed operating conditions. At September 30, 2026, there were $22.1 billion in liquid assets, comprised of $4.2 billion in cash on deposit at the FRB and $17.9 billion in securities not currently used as collateral for borrowings or other purposes. At December 31, 2025, the Company maintained $19.8 billion in liquid assets, comprised of $1.6 billion in cash on deposit at the FRB and $18.2 billion in liquid securities not currently used as collateral for borrowings or other purposes.
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

WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2026, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows from operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2026 and 2025, net cash used in operating activities totaled $93.4 million and $2.6 billion, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments on these loans, and the purchase and sale of securities. The Company's net cash used in investing activities has primarily been influenced by its loan and securities activities. During the nine months ended September 30, 2026 and 2025, the Company's cash balance decreased by $3.3 billion and $3.1 billion, respectively, from a net increase in loans. In addition, net purchases of investment securities drove net cash outflows of $532 million and $3.4 billion during the nine months ended September 30, 2026 and 2025, respectively.
Net cash provided by financing activities was impacted significantly by deposit levels. During the nine months ended September 30, 2026, net deposits increased $4.6 billion, compared to an increase of $10.9 billion during the nine months ended September 30, 2025.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To partially mitigate uninsured deposit risk, the Company participates in reciprocal deposit programs, such as CDARS and ICS, which allow an individual customer to invest up to $50 million and $285 million, respectively, through one participating financial institution or, a combined total of $335 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2026, the Company has $2.1 billion of CDARS and $13.2 billion of ICS deposits.
As of September 30, 2026, the Company had $5.6 billion of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2026, WAB paid dividends to the Parent totaling $210 million and $550 million, respectively.

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
The Company's exposure to interest rate risk is reviewed at least quarterly by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and earnings in the event of hypothetical changes in interest rates. If potential changes to EVE and earnings resulting from hypothetical interest rate changes are not within the limits established by the BOD or, ALCO determines that interest rate exposures should be reduced, ALCO will either take hedging actions or adjust the asset and liability mix to bring interest rate risk within BOD-approved limits or in line with ALCO's proposed reduction. ALCO may also decide the best course of action for a limit breach is to accept the breach and present justification to the BOD. If the BOD does not agree to accept the limit breach, it will direct ALCO to remediate the breach. The Company's EaR and EVE exposure limits are approved by the BOD on an annual basis, or more often if market conditions warrant. During the nine months ended September 30, 2026, there have been no changes to the Company's exposure limits.
Net Interest Income Simulation. To measure interest rate risk at September 30, 2026, the Company used a simulation model to project changes in net interest income resulting from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using forward yield curves, compared to forecasted net interest income results from an immediate, parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The simulation model includes various assumptions regarding repricing relationships for each of the Company's products. Many of the Company's assets are variable rate loans, which are assumed to reprice at the next rate reset period and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. The simulation model also incorporates prepayment assumptions for applicable loans and investments with such optionality. The Company's non-term deposits reprice to underlying market rate changes based on product and line of business level model assumptions. Current non-term deposit repricing assumptions result in a product-level beta range of 54% to 66%, depending on product, with an average beta of 58%.
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
Sensitivity of Net Interest Income

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change from Base)
Parallel Shock Scenario	(7.7)%	(4.4)%	4.7%	9.5%
Gradual Ramp Scenario	(4.8)%	(2.5)%	2.6%	5.2%
Earnings-at-Risk. The Company’s EaR simulation model expands on its net interest income simulation, as described above, by adding certain rate-sensitive non-interest income and expense items also subject to market risk, including mortgage banking and servicing income and certain deposit costs. Mortgage originations and prepayments are sensitive to interest rates and therefore, mortgage banking and servicing income can be impacted by changes in interest rates. In the Company’s EaR simulation model as of September 30, 2026, deposits eligible for ECRs re-price with a beta assumption of 77% to underlying market rate changes, and total non-maturity deposits, inclusive of ECRs, re-price with a weighted average beta assumption of 65%. Both beta estimates include the portion of mortgage warehouse related ECRs that are recorded as a reduction to interest income. At September 30, 2026, the Company’s earnings exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company’s current limits.
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
The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2026:
Economic Value of Equity

	Interest Rate Scenario
	Down 200	Down 100	Up 100	Up 200
	(change from Base)
% Change	6.6%	3.9%	(5.3)%	(11.6)%
At September 30, 2026, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current limits.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1-31, 2026	140,085	$82.27	140,000	$168,074,011
August 1-31, 2026	495,000	80.60	495,000	128,174,825
September 1-30, 2026	519,453	78.33	519,000	87,521,708
Total	1,154,538	$79.78	1,154,000	$87,521,708
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

Item 5.Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1*	Form of Executive Restricted Stock Award Agreement

10.2*	Form of Cash Settled Restricted Stock Unit Award Agreement

10.3*	Form of CEO Performance Stock Unit Award Agreement

10.4*	Form of Executive Performance Stock Unit Award Agreement

31.1*	PEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	PFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	PEO and PFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Consolidated Income Statements for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to Unaudited Consolidated Financial Statements.

104*	The cover page of Western Alliance Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 30, 2026	By:	/s/ Kenneth A. Vecchione
Kenneth A. Vecchione
Chairman, President and Chief Executive Officer

October 30, 2026	By:	/s/ Vishal Idnani
Vishal Idnani
Chief Financial Officer

October 30, 2026	By:	/s/ Ben Mucha
Ben Mucha
Chief Accounting Officer